Form 10-K
period 2010-12-31
DEMAND MEDIA INC.
filed 2011-03-01
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35048

DEMAND MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4731239 (I.R.S. Employer Identification Number)
1299 Ocean Avenue, Suite 500 Santa Monica, CA (Address of principal executive offices)	90401 (Zip Code)

(310) 394-6400
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value	The New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2010, the last day of the registrant's most recently completed second quarter, the registrant's common stock was not publicly traded. As of January 31, 2011, the aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $570 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange). As of January 31, 2011, there were 82,852,253 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

          Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on June 22, 2011.

DEMAND MEDIA, INC.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. "Risk Factors." Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

        You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

        You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (the "SEC") with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

        As used herein, "Demand Media," "the Company," "our," "we," or "us" and similar terms include Demand Media, Inc. and its subsidiaries, unless the context indicates otherwise.

        "Demand Media" and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I

Item 1.    Business

Our Mission

        Our mission is to fulfill the world's demand for commercially valuable content.

Overview

        Demand Media is a leader in a new Internet-based model for the professional creation of high-quality, commercially valuable, long-lived content at scale. Our differentiated approach to content creation is driven by consumers' desire to search for and discover increasingly specific information across the Internet. By listening to consumers, we are able to create and deliver accurate and precise content that fulfills their needs. Through our innovative platform—which combines a studio of freelance content creators with proprietary algorithms and processes—we identify, create, distribute and monetize in-demand, long-lived content.

        Our business is comprised of two distinct and complementary service offerings: Content & Media and Registrar.

  •
  Our Content & Media offering includes a content creation studio and community of freelance content creators, enterprise class social media applications, and a system of monetization tools. We deploy our proprietary Content & Media platform both to our owned and operated websites, such as eHow.com, as well as to websites operated by our customers, such as USATODAY.com. According to comScore, our owned and operated websites comprised the 13th largest web property in the United States and we attracted over 120 million unique visitors and over 790 million page views worldwide in January 2011.

  •
  Our Registrar, with almost 11 million Internet domain names under management as of December 31, 2010, is the world's largest wholesale registrar and the world's second largest registrar overall. As a wholesaler, we provide domain name registration and offer value-added services to over 7,000 active resellers, including small businesses, large e-commerce websites, Internet service providers and web-hosting companies.

        We generate revenue primarily through the sale of advertising on our owned and operated websites and on websites operated by our customers. We also generate revenues through domain name registration subscriptions and other related value-added services offered by our registrar.

        Demand Media was incorporated in Delaware in March 2006. We are headquartered in Santa Monica, California and have offices in other locations in North America and Europe. We completed our initial public offering in January 2011 and our common stock is listed on the New York Stock Exchange under the symbol "DMD".

Industry Background

        Over the last decade, the Internet has evolved into a new and significant source of content, challenging traditional media business models by reshaping how content is consumed, created, distributed and monetized. Prior to the widespread adoption of the Internet, content was primarily distributed through traditional media, such as newspapers, magazines and television. Increased access to the Internet as a result of extensive broadband penetration and the rapid proliferation of connected mobile devices is driving significant growth in demand for online content. As a result, there has been an exponential increase in the number of websites and mobile applications created and the amount of content available digitally. Concurrently, search technology has continued to improve the organization of and access to the broad range of websites and online information, reshaping consumer behavior and expectations for discovering credible and relevant information online.

Consumption Trends

        The Internet has fundamentally changed the consumption of media. In contrast to consumers' relatively passive consumption of traditional media, the proliferation of the Internet and social media has enabled consumers to seek out and interact with content across an increasing number of websites. As a result, consumers are changing the way they discover content online, increasingly typing queries into web search engines to discover and access content from the millions of websites on the Internet. Further, advancements in web search technology and the popularity of social media have enhanced the ability to find specific content associated with personal needs and interests, leading to migration of the consumer base away from content consumed on traditional portals. However, we believe that consumers are often faced with incomplete or inaccurate information because the demand for highly specific, relevant information is outpacing the supply of thoughtfully researched, professionally produced content.

Content Creation Trends

        The rapid evolution of audience behavior, particularly the significant fragmentation and the shift of audiences online, is changing existing content creation models. Historically, traditional media companies have generated high-cost, general interest content targeted towards a mass audience of predominantly offline consumers, and have monetized it through advertising or by selling this content directly to consumers. This traditional cost structure is less effective for creating niche content and for selling targeted advertising to fragmented audiences. At the same time, the widespread adoption of social media and other publishing tools has reduced barriers to publishing online content and has enabled a large number of individuals to create and publish content on the Internet. However, the difficulty in constructing profitable business models from their individual endeavors has relegated online content publication largely to bloggers and passionate enthusiasts whose limited resources have often resulted in varying levels of quality.

Distribution Trends

        Advancements in social media, search monetization and digital publishing technologies have also dramatically reduced barriers to distributing content. As publishers attempt to meet increasing consumer demand for specific content, the number of websites has proliferated at an exponential scale to approximately 273 million websites globally as of January 2011 according to industry sources. Prior to these developments, website publishers, like traditional media companies, relied primarily on marketing to attract audiences. Now consumers primarily use search engines, social recommendations and mobile applications to discover content. Further, content increasingly is distributed and accessed virtually anywhere via smart phones, tablet computers and other mobile devices.

Monetization Trends

        The percentage of advertising spend allocated to online advertising significantly lags the percentage of time spent by people consuming media online. We believe advertisers are beginning to recognize greater opportunities for Internet advertising. Further, we believe marketers are seeking better ways to reach the fragmented consumer base in a more targeted fashion, a trend that is likely to accelerate as advertising dollars move from offline to online media. In addition, according to industry sources, return on investment, or ROI, was the biggest challenge facing marketers in 2010 and is expected to drive a shift in marketing budgets from traditional media to online media, including search strategies such as search engine optimization, paid social media and search marketing.

Our Solution

        Consuming, creating, distributing and monetizing online content presents new and complex challenges that traditional and new media business models have struggled to address. Currently, content produced by media companies and Internet portals is often expensive to create and focused on event-driven topics that, given their short useful lives, are challenging to sell to advertisers for sufficient amounts to justify their production. On the other hand, individuals such as bloggers are able to economically create and publish niche content, but often lack recognized credibility, production scale and broader distribution and monetization capabilities. These challenges have had a profound impact on consumers, freelance content creators, website publishers and advertisers who are in need of a solution that connects this disparate media ecosystem.

        We have built a platform with a proprietary set of solutions that we believe addresses the market challenges and unfulfilled needs of online consumers, freelance content creators, website publishers and advertisers. Our business is comprised of two distinct and complementary service offerings: Content & Media and Registrar. These service offerings provide us with a unique combination of proprietary technologies and social media tools, extensive audience reach through our owned and operated websites and our network of customer websites, a qualified community of freelance content creators and access to proprietary Internet data. We believe these attributes will help us to achieve our mission to fulfill the world's demand for commercially valuable content.

        Our Content & Media service offering is engaged in creating media content, primarily consisting of text articles and videos, and delivering it along with social media and monetization tools to our owned and operated websites and our network of customer websites. We deliver these through our proprietary Content & Media platform which includes our content creation studio, enterprise-class social media applications and a system of monetization tools designed to match content with advertisements in a manner that is optimized for revenue yield and end-user experience. We deploy our platform both to our owned and operated websites, such as eHow, as well as to websites operated by our customers, such as the online versions of the San Francisco Chronicle and the Houston Chronicle. Additionally, we believe our Registrar customers provide us with a potential opportunity for cross-selling our Content & Media service offerings to website publishers. Key elements of our solution include:

  •
  Content.  We create highly relevant and specific online text and video content that we believe will have commercial value over a long useful life. The process to select the subject matter of the vast majority of our content, or our title selection process, combines automated algorithms with third-party and proprietary data along with several levels of editorial input to determine what content consumers are seeking, if it is likely to be valuable to advertisers and whether it can be cost effectively produced. To produce original content for these titles at scale, we engage our robust community of highly-qualified freelance content creators. Our content creation process is scaled through a variety of online management tools and overseen by an in-house editorial team, resulting in high-quality, commercially valuable content. Our technology and innovative processes allow us to produce articles and videos in a cost effective manner while ensuring high quality output.

  •
  Social Media.  We believe that social interaction and engagement is a core element of the online experience for consumers, online publishers, retailers and brands. Our enterprise-class social media tools allow websites to add feature-rich applications, such as user profiles, comments, forums, reviews, blogs and photo and video sharing, and are interoperable with popular social media platforms such as Facebook and Twitter. Deployed to both our owned and operated websites and to our network of customer websites, our social media products are used by publishers to drive traffic and increase engagement by facilitating the creation of site-specific communities.

  •
  Monetization.  Our goal is to deliver targeted placements to advertisers who seek to reach consumers based on the content these consumers are seeking and discovering. Our platform generates revenue primarily through the sale of online advertisements, sourced through advertising networks and to a lesser, but growing degree, through our direct advertising sales force. The system of monetization tools in our platform includes contextual matching algorithms that place advertisements based on website content, yield optimization systems that continuously evaluate performance of advertisements on websites to maximize revenue and ad management infrastructures to manage multiple ad formats and control ad inventory.

  •
  Distribution.  We deploy some or all components of our platform to our owned and operated websites, such as eHow, LIVESTRONG.com, Cracked, Trails and GolfLink, as well as to over 375 websites operated by our customers. We also distribute features of our platform to a portfolio of over 500,000 undeveloped websites that we own. Our platform helps power websites for customers such as the San Francisco Chronicle (SFGate.com) and the National Football League (NFL.com). We have also begun to expand the distribution of our content by offering our Registrar customers the ability to add contextually related content from our extensive wholly-owned library to their sites as part of a recurring subscription offering.

        Our Registrar service, in providing domain name registration and related value-added services, contributes several benefits to our Content & Media service offering, including: proprietary data that augments our content creation process and enhances our analysis of potential valuable websites to add to our portfolio of owned and operated websites; access to potential new customers to add to our third-party network through which to distribute our content; and numerous cost savings and efficiencies from shared data centers, infrastructure and personnel.

        As a result, we are able to deliver significant value to our consumers, advertisers, customers and freelance content creators:

  •
  How We Provide Value to Our Consumers.  Our consumers are individuals who seek and access our content over the Internet. We make the Internet a more useful resource to the millions of users searching for information online by analyzing consumer demand to create and deliver commercially valuable, high-quality content. We use strategies and tools, such as search engine optimization, social media recommendations and downloadable and web-based applications, along with our strong brands, to make our content more accessible to consumers. In doing so, we connect consumers with content that helps them solve problems, answer questions, save money and time, enhance well-being, improve everyday life and interact with supporting communities. By maintaining rigorous quality control standards throughout our content creation process, including the use of detailed style guides that are designed to tailor content to further appeal to specific audience segments, we have instituted a reliable process for producing high-quality content. As consumers become better acquainted with our brands, their trust in our content increases, which is evidenced by the continued growth in unique visitors who return to our eHow property directly rather than through search engine queries.

  •
  How We Provide Value to Our Advertisers.  Our advertisers are large corporations, brand marketers and small businesses seeking access to our consumers. Our advertisers benefit from gaining access to our targeted audiences by matching their advertisements with our highly specific content delivered to our owned and operated websites and to our network of customer websites. We offer a highly valuable suite of marketing solutions, including targeted display advertising, interactive brand sponsorship and social networking and community features. Our owned and operated properties, such as eHow, are designed to deliver fulfilling experiences for consumers and attractive opportunities for both our advertising network and brand advertising customers. In addition to our leading owned and operated websites, our undeveloped websites provide us with an opportunity to gain access to additional consumers.

  •
  How We Provide Value to Our Customers.  Our customers are third-party website publishers who display our content on their websites, deploy our social media tools or use our domain registrar services and individuals who pay us to access portions of our websites. By utilizing some or all components of our platform, our customers are able to provide a more engaging experience for their visitors and have the potential to generate incremental revenue on their websites. We supply some or all of the components of our platform to our customers including, among others, website publishers, branded product and services marketers, retailers, web-hosting companies and domain name resellers. Our customers also benefit from the services offered by our Registrar, such as domain name registration and other related value-added services, as well as our shared infrastructure.

  •
  How We Provide Value to Our Freelance Content Creators.  Our freelance content creators are individuals who create and edit text articles and videos for our platform. We enable our freelance content creators to create valuable content, reach an audience of millions and earn income from a ready supply of available work assignments. We expend significant efforts to attract, serve and nurture our growing community of freelance content creators. We believe our streamlined title generation process and our proprietary billing and payment platform combine to increase the productivity of our freelance community by minimizing the time freelance content creators spend on non-content creation activities, such as pitching story ideas and following up on invoices for prior work. Freelance content creators receive bylines on their published content, helping promote their talent and experience. Our feedback, approval and ratings processes help educate creators and hone their skills. Additionally, we offer qualified freelance content creators certain benefits and perks, including access to discounted rates on third-party health insurance, paid memberships in writing organizations, grants to pursue other creative projects, professional training and mentoring opportunities and a community of peers.

Growth Strategy

        We believe we are in the early stages of a large and long-term business opportunity. Our plan is to achieve long-term and sustainable growth by fostering the following virtuous cycle:

  •
  Create and distribute in-demand content using proprietary algorithms and processes to our owned and operated websites and to our network of customer websites;

  •
  Monetize the traffic driven to our owned and operated websites and to our network of customer websites through targeted advertisements matched with our content in a manner that maximizes advertising revenue and end-user experience; and

  •
  Reinvest back into our platform to generate additional content, improve our proprietary algorithms and processes and expand our network of owned and operated websites and customer websites.

Content & Media Products and Services

Content Creation

        Our Content & Media offering is focused on creating long-lived media content, primarily consisting of text articles and videos, and delivering it along with our social media and monetization tools to our owned and operated websites and to our network of customer websites. We leverage proprietary technology and algorithms and our automated online workflow processes to create content with a predicted economic return above a minimum threshold. We believe that our process matches or exceeds the editorial processes of traditional media companies and of our online competitors, and ensures that the content we create is of high quality and factually accurate.

  •
  Title Generation.  Utilizing a series of proprietary technologies, algorithms and processes, we analyze search query and user behavior data to identify commercially valuable topics that are in-demand. Once commercially valuable titles have been identified, they undergo a multi-step process whereby a subset of our community of qualified freelance content creators quality check, edit and approve specific article and video titles to ensure that they are appropriate, accurate and clearly understandable.

  •
  Content Generation.  Our creators can claim titles, both for text and video, by searching within categories we make available to them online. After the content creator submits a text article or video to us, it undergoes a series of human editorial reviews, including copy editing, fact checking and reference checking, as well as an automated plagiarism check. The creation of the vast majority of our text articles involves a multi-step process which includes direct interaction with at least 14 human touch points. At the end of the process, we own full rights to the content as works made for hire. The text article or video is then distributed to our owned and operated websites or to our network of customer websites.

Content Investment Strategy

        We strive to create long-lived content with positive growth characteristics that is expected to yield an attractive financial return over its useful life. We base our capital allocation decisions primarily on our analysis of a predicted internal rate of return and have generally observed favorable historical returns on content.

        Internal rates of return for content produced now or in the future may be significantly less than those achieved in previous periods. See Item 1A. "Risk Factors—We base our capital allocation decisions primarily on our analysis of the predicted internal rate of return on content. If the estimates and assumptions we use in calculating internal rate of return on content are inaccurate, our capital may be inefficiently allocated. If we fail to appropriately allocate our capital, our growth rate and financial results will be adversely affected." However, we believe that our analytical approach to content creation allows us to make strategic investments designed to maximize return.

Freelance Content Creator Community

        We engage our robust community of professional freelance content creators, including copy editors, writers and filmmakers, to create original, commercially valuable online text and video content at scale. In order to ensure that we engage and retain highly qualified content creators with relevant experience, the individuals undergo a rigorous qualification process, which includes the submission of writing samples, minimum experience thresholds and, in certain instances, the achievement of satisfactory results on qualification tests, before they are allowed to participate in generating content for our network of owned and operated websites and customer websites.

        Through our title and content creation processes, we enable our freelance content creators to produce valuable content, reach an audience of millions and earn income from a ready supply of available work assignments. We offer our freelance content creators the ability to pursue a large volume of titles in the topic categories that most interest them, training and mentoring provided by our in-house editorial team and competitive payments for their services.

Content Distribution

        Owned and Operated.    We deploy our content, social media and system of monetization tools on our owned and operated websites that collectively attracted over 120 million unique visitors who generated over 790 million page views globally during the month ended January 31, 2011, according to comScore. In addition to the high-quality content and social media features provided through our platform, some of our websites also feature unique online and mobile applications that engage users at an even more personal level. Users visit our sites through search engine results, direct navigation and social media referrals. Our websites are designed to be easily discoverable by users due to the combination of relevant content, search engine optimization and the ability of users to recommend and share our content via social media websites such as Facebook.

        Among our portfolio of owned and operated websites, eHow is our most successful website to-date based on the number of monthly unique visitors. eHow is the 11th largest website in the United States with over 60 million unique visitors in the USA during the month ended January 31, 2011 as measured by comScore. eHow's wholly-owned current library includes over 2 million text articles and over 155,000 instructional videos that are presented in an easy-to-understand manner. A significant majority of the text articles and videos in the eHow library was created by professionals and topical experts.

        Another of our owned and operated sites, LIVESTRONG.com had over 12 million unique users in January 2011 according to comScore. LIVESTRONG.com has an extensive library of health, fitness, lifestyle and nutrition text articles and videos, which combined with interactive tools and social media community features, help users create customized goals and monitor their health, fitness and life achievements.

        In addition to eHow and LIVESTRONG.com, our owned and operated websites include Cracked.com, a leading humor website offering original comedy-driven text articles and videos, Trails.com, a subscription-based online resource for self-guided outdoor and adventure travel in North America, Golflink.com, a golf website with comprehensive score-tracking and golf-improvement applications, articles and videos, and other enthusiast websites across a number of verticals, such as casual games, sports, automotive and general entertainment.

        Customer Network.    Our customer network includes leading publishers, brands and retailers, providing the potential to expand our distribution and enhance our monetization opportunities. Over 375 websites operated by our customers, such as the San Francisco Chronicle, deploy some or all components of our platform across their websites, enhancing their content, social media and monetization features and capabilities. In addition, we believe we are YouTube's largest content provider as measured by the number of videos contributed. We believe that our videos on YouTube, which have been viewed more than 2 billion times, are particularly attractive to advertisers because they are rights cleared and professionally produced. Collectively, our network of customer websites generated over 1 billion page views to our platform during the month ended January 31, 2011 according to our internal data.

Content Monetization

        We have developed a multi-faceted, proprietary system incorporating advertising networks, including Google AdSense, designed to maximize yields. Our system of monetization tools includes contextual matching algorithms which place advertising based on website content, yield optimization systems which continuously evaluate performance of advertisements on websites to maximize revenue and ad management infrastructures to manage multiple ad formats and control ad inventory. These tools can be deployed alongside a publisher's own content or in conjunction with content from our platform. Consistent with other performance-based advertising programs, we enter into revenue-sharing arrangements with website publishers that utilize our system of monetization tools.

        We are also expanding our direct sales force to sell display advertisements across our entire distribution network, spanning both our owned and operated websites and our network of customer websites.

Social Media Applications

        Our integrated social media applications for publishers and brands help drive audience, insights and revenue. Companies primarily use our social media applications to add community-building features to their websites and mobile applications. Key capabilities include user profiles, comments, forums, reviews, blogs, photo and video sharing, media galleries, groups and messaging. Through our social media products, websites can bridge user actions, identities and relationships to leading social networks such as Facebook.

        We deploy our social media products as programmable social application servers, which are designed to easily integrate with customers' existing technology systems and scale to high levels of user traffic. Our Widget Management, Software Development Kit, APIs and other developer tools are used by agencies and customers to create differentiated social media applications. Often, our social media applications are tightly built into core site services, such as the Fan War Rooms on NFL.com. Additionally, our social media applications provide a number of back-end tools, including: the Community and Moderation Manager for user, content and abuse management and the Analytics Manager for activity reporting and return on investment assessment. Additional services such as Rewards, which provide user incentives such as badges and points, help augment our product offerings.

Registrar Products & Services

        We own and operate eNom, the world's largest wholesale registrar of Internet domain names and the world's second largest registrar overall, with nearly 11 million domain names under management as of December 31, 2010. As a wholesaler, we provide domain name registration services and related value-added services to resellers, including small businesses, large e-commerce websites, Internet service providers and web-hosting companies. These resellers, in turn, contract directly with domain name registrants to deliver these services. Our Registrar service offering gives resellers the choice of either a highly customizable API model or a turnkey solution. Our customizable API solution includes a selection of over 275 commands and integrates with third-party merchant account and billing tools, hosting and email tools as well as other value-added services. Our turnkey reseller solution allows a reseller to quickly start selling our Registrar service offering products through their own website. We also provide domain name registration and related value-added services directly to consumers.

        Through our Registrar, we provide the following services to our customers:

Domain Name Look-up and Registration

        We offer our customers the ability to search for and register Internet domain names through our Registrar. Our Registrar serves existing and potential new customers looking to register new domain names or purchase existing domain names and allows customers to renew their existing registered domain names. Users can search for and identify an available domain name that best fits their needs, and in just a few clicks can claim and register the name. In addition, we offer customers the ability to transfer the registration of a single domain name or multiple domain names to us from other registrars using our automated domain name transfer service.

Domain Name System

        Our Registrar service offering facilitates a significant portion of the world's domain name system Internet traffic with an average of over 2 billion DNS queries resolved per day. A DNS query represents the process of translating a domain name requested by an Internet user into the Internet Protocol, or IP, address, of the device hosting the requested website.

Value-Added Services

        In addition to domain name registration services, we also offer a number of other products and services designed to help our customers easily develop, enhance and protect their domains, including the following:

  •
  third-party website security services, such as Secure Socket Layer, or SSL, certificates;

  •
  identification protection services that help keep domain owners' information private through our ID Protect service;

  •
  web hosting plans for both Linux and Windows; and

  •
  customizable email accounts that allow the customer to set up multiple mailboxes using a domain name.

        We have also developed a number of proprietary services designed to help enhance visibility and help drive traffic to our customers' sites. These services include:

  •
  Rich Content, which allows website owners to add contextually relevant, high-quality articles and videos from our wholly-owned content library to their sites; and

  •
  Business Listing services to help our customers advertise through Whois lookup inquiries.

Technology

        Our technologies are software applications built to run on independent clusters of standard commercially available servers, with redundancy at each layer: storage, proprietary application logic and presentation to web visitors. We make substantial use of off the shelf available open source technologies such as PHP, MySQL, Memcache, and Lucene in addition to commercial platforms from Microsoft, including Windows, SQL Server, and .NET. These applications are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. This architecture affords scaling up to dozens of servers for a large property, such as eHow, as well as scaling down to pairs of servers for smaller properties while sharing network and Internet infrastructure. This configuration allows us to expand for growth in page views and unique users, as well as add new web properties.

        Our data centers located in North America and Europe host our various public-facing websites and applications, as well as many of our back-end business intelligence and financial systems. The websites are designed to be fault-tolerant, with collections of identical web servers connecting to enterprise databases. Our social media tools do not require an enterprise database, but instead rely on high performance, high availability disk systems for data storage. The design also includes load balancers, firewalls and routers that connect the components and provide connections to the Internet.

Sales and Marketing

        To date, we have generated advertising revenue primarily through the sale of online advertisements, sourced through advertising networks as well as through our direct sales force. Our advertising arrangements are primarily pay-per-performance, also known as cost-per-click ("CPC"), and pay-per-impression or cost per 1,000 impressions ("CPM"). Under the CPC arrangement, we earn revenue based on the number of clicks associated with an advertisement; under the CPM arrangement, we derive revenue from displaying the advertisements on pages that are visited by our audience. A significant portion of our cost-per-click advertising is provided by Google. For the years ended December 31, 2009 and 2010, we derived approximately 18% and 29%, respectively, of our total revenue from our advertising arrangements with Google.

Customers

        We currently deploy our platform to website publishers and our Registrar products and services to resellers, including large e-commerce websites, Internet service providers and web-hosting companies and, to a lesser extent, consumers. No single publisher, consumer, e-commerce website, service provider or web-hosting company represents more than 10% of our total consolidated revenue.

Competition

Content & Media

        The online content and media market we participate in is new, rapidly evolving and intensely competitive. Competition is expected to intensify in the future as more companies enter the space. We compete for business on a number of factors including return on marketing investment, price, access to targeted audiences and quality. Our principal competitors in this space include traditional Internet companies like Yahoo! and AOL, both of whom are making significant investments in order to compete with aspects of our business. For example, in 2010, Yahoo! acquired Associated Content, an online publisher and distributor of original content. Associated Content allows anyone, both paid and non-paid content creators, to publish content in any format, and connects the content to consumers, partners and advertisers. In 2009, AOL launched Seed, a content and media platform that helps create online content for distribution across all of AOL's properties.

        Additionally, we compete with web portals that focus on particular areas of consumer interest such as Glam, WebMD and About.com for online audiences and marketing budgets. With respect to our social media tools we compete with several private companies such as Jive Software and Lithium.

Registrar

        The markets for domain name registration and web-based services are intensely competitive. We compete for business on a number of factors including price, value-added services, such as e-mail and web-hosting, customer service and reliability. Our principal competitors include existing registrars, such as GoDaddy, Tucows and Melbourne IT, and new registrars entering the domain name registration business.

Intellectual Property

        Our intellectual property, consisting of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions, together with confidentiality agreements and technical measures, to protect the confidentiality of our proprietary rights. As of December 31, 2010, we have been granted eight patents by the United States Patent and Trademark Office and have 20 patent applications pending in the United States and other jurisdictions. Our patents expire between 2021 and 2027. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we generally do not register the copyrights associated with our content with the United States Copyright Office.

Government Regulation

        Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has begun to adopt legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction.

        Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the Internet in more and different ways than exist today. It is impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected. Increased regulation of the Internet both in the United States and abroad may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition or operational results.

Employees

        As of December 31, 2010, we had over 600 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Available Information

        We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available free of charge in the investor relations section of our corporate website (http://ir.demandmedia.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. References to the Company's corporate website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Annual Report on Form 10-K, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition and results of operations.

Risks Relating to our Content & Media Service Offering

We are dependent upon certain material agreements with Google for a significant portion of our revenue. A termination of these agreements, or a failure to renew them on favorable terms, would adversely affect our business.

        We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the years ended December 31, 2009 and 2010, we derived approximately 18% and 29%, respectively, of our total revenue from our various advertising arrangements with Google. We use Google for cost-per-click advertising, cost-per-impression advertising, and search results on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. Our Google advertising agreement for our developed websites, such as eHow, and our Google advertising agreement for our undeveloped websites both expire in the second quarter of 2012. In addition, we also engage Google's DoubleClick ad-serving platform to deliver advertisements to our developed websites, which arrangement expires in the second quarter of 2012, and have another revenue-sharing agreement with respect to revenue generated by our content posted on Google's YouTube.com, which expires in the fourth quarter of 2011. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term on terms and conditions less favorable to us would have a material adverse effect on our business, financial condition and results of operations.

        Our agreements with Google may not continue to generate levels of revenue commensurate with what we have achieved during past periods. Our ability to generate online advertising revenue from Google depends on its assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements on our owned and operated websites and on our undeveloped websites as well as other components of our relationship with Google's advertising technology platforms. We have no control over any of these quality assessments or over Google's advertising technology platforms. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering cost-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the amount of revenue that we generate from online advertisements. Since most of our agreements with Google contain exclusivity provisions, we are prevented from using other providers of services similar to those provided by Google. In addition, Google may at any time change or suspend the nature of the service that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced. These types of changes or suspensions would adversely impact our ability to generate revenue from cost-per-click advertising. Any decrease in revenue due to lower traffic or a change in the type of services that Google provides to us would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to drive and increase visitors to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers cost-effectively, our business, financial condition and results of operations could be adversely affected.

        The primary method that we use to attract traffic to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers is the content created by our freelance content creators. How successful we are in these efforts depends, in part, upon our continued ability to create and distribute high-quality, commercially valuable content in a cost effective manner at scale that connects consumers with content that meets their specific interests and enables them to share and interact with the content and supporting communities. We may not be able to create content in a cost effective manner or that meets rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our owned and operated websites and to our customer websites through which we distribute our content, which would adversely affect our business, revenue, financial condition and results of operations.

        One effort we employ to create and distribute our content in a cost effective manner is our proprietary technology and algorithms which are designed to predict consumer demand and return on investment. Our proprietary technology and algorithms have a limited history, and as a result the ultimate returns on our investment in content creation are difficult to predict, and may not be sustained in future periods at the same level as in past periods. Furthermore, our proprietary technology and algorithms are dependent on analyzing existing Internet search traffic data, and our analysis may be impaired by changes in Internet traffic or search engines' methodologies which we do not have any control over. The failure of our proprietary technology and algorithms to accurately identify content that generates traffic on websites through which we distribute our content and which creates a sufficient return on investment for us and our customer websites would have an adverse impact on our business, revenue, financial condition and results of operations.

        Another method we employ to attract and acquire new, and retain existing, users and customers is commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well in search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites and our customer websites is dependent on the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms, search query trends and related efforts by providers of search services designed to ensure the display of unique offerings in search results. Our failure to successfully manage our SEO strategy could result in a substantial decrease in traffic to our owned and operated websites and to our customer websites through which we distribute our content, which would result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic. Any or all of these results would adversely affect our business, revenue, financial condition and results of operations.

        Even if we succeed in driving traffic to our owned and operated websites and to our customer websites, neither we nor our advertisers and customers may be able to monetize this traffic or otherwise retain consumers. Our failure to do so could result in decreases in customers and related advertising revenue, which would have an adverse effect on our business, revenue, financial condition and results of operations.

If Internet search engines' methodologies are modified, traffic to our owned and operated websites and to our customers' websites and corresponding consumer origination volumes could decline.

        We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For the quarter ended December 31, 2010, approximately 43% of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), according to our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers' websites through which we distribute our content by search engines is not entirely within our control. For example, search engines frequently revise their algorithms in an attempt to optimize their search result listings. Recently, Google announced an algorithm change that affected nearly 12% of their U.S. query results. Although to date we have not experienced a material net impact on our content and media business as a result of this change, there cannot be any assurance as to whether these or any future changes that may be made by Google or any other search engines might impact our business in the long term. Changes in the methodologies used by search engines to display results could cause our owned and operated websites or our customer websites to receive less favorable placements, which could reduce the number of users who link to our owned and operated websites and to our customers' websites from these search engines. Some of our owned and operated websites and our customers' websites have experienced fluctuations in search result rankings and we anticipate similar fluctuations in the future. Internet search engines could decide that content on our owned and operated websites and on our customers' websites, including content that is created by our freelance content creators, is unacceptable or violates their corporate policies. Any reduction in the number of users directed to our owned and operated websites and to our customers' websites would negatively affect our ability to earn revenue. If traffic on our owned and operated websites and on our customers' websites declines, we may need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business, revenue, financial condition and results of operations.

We base our capital allocation decisions primarily on our analysis of the predicted internal rate of return on content. If the estimates and assumptions we use in calculating internal rate of return on content are inaccurate, our capital may be inefficiently allocated. If we fail to appropriately allocate our capital, our growth rate and financial results will be adversely affected.

        We invest in content based on our calculation of the internal rate of return on previously published content cohorts for which we believe we have sufficient data. For purposes of these calculations, a content cohort is all of the content we publish in a particular quarter. We calculate the internal rate of return on a cohort of content as the annual discount rate that, when applied to the advertising revenue, less certain direct ongoing costs, generated from the cohort over a period of time, produces an amount equal to the initial investment in that cohort. Our calculations are based on certain material estimates and assumptions that may not be accurate. Accordingly, the calculation of internal rate of return may not be reflective of our actual returns. The material estimates and assumptions upon which we rely include estimates about portions of the costs to create content and the revenue allocated to that content. We make estimates regarding when revenue for each cohort will be received. Our internal rate of return calculations are highly dependent on the timing of this revenue, with revenue earned earlier resulting in greater internal rates of return than the same amount of revenue earned in subsequent periods.

        We use more estimates and assumptions to calculate the internal rate of return on video content because our systems and processes to collect historical data on video content are less robust. As a result, our data on video content may be less reliable. If our estimates and calculations do not accurately reflect the costs or revenues associated with our content, the actual internal rate of return of a cohort may be more or less than our estimated internal rate of return for such cohort. In such an event, we may misallocate capital and our growth, revenue, financial condition and results of operations could be negatively impacted.

We face significant competition to our Content & Media service offering, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.

        We operate in highly competitive and still developing markets. We compete for advertisers and customers on the basis of a number of factors including return on marketing expenditures, price of our offerings, and ability to deliver large volumes or precise types of customer traffic. This competition could make it more difficult for us to provide value to our consumers, our advertisers and our freelance content creators and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, decreased website traffic and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, revenue, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors.

        We face intense competition from a wide range of competitors, including online marketing and media companies, integrated social media platforms and other specialist and enthusiast websites. Our current principal competitors include:

  •
  Online Marketing and Media Companies.  We compete with other Internet marketing and media companies, such as AOL, About.com and various startup companies as well as leading online media companies such as Yahoo!, for online marketing budgets. Most of these competitors compete with us across several areas of consumer interest, such as do-it-yourself, health, home and garden, golf, outdoors and humor.

  •
  Integrated Social Media Applications.  We compete with various software technology competitors, such as Jive Software and Lithium, in the integrated social media space where we offer our social media applications.

  •
  Specialized and Enthusiast Websites.  We compete with companies that provide specialized consumer information websites, particularly in the do-it-yourself, health, home and garden, golf, outdoors and humor categories, as well as enthusiast websites in specific categories, including message boards, blogs and other enthusiast websites maintained by individuals and other Internet companies.

  •
  Distributed Content Creation Platforms.  We compete with a growing number of companies, such as AOL and Yahoo! that employ a content creation model with aspects similar to our platform, such as the use of freelance content creators.

        We may be subject to increased competition with any of these types of businesses in the future to the extent that they seek to devote increased resources to more directly address the online market for the professional creation of commercially valuable content at scale. For example, if Google chose to compete more directly with us, we may face the prospect of the loss of business or other adverse financial consequences given that Google possesses a significantly greater consumer base, financial resources, distribution channels and patent portfolio. In addition, should Google decide to directly compete with us in areas such as content creation, it may decide for competitive reasons to terminate or not renew our commercial agreements and, in such an event, we may experience a rapid decline in our revenue from the loss of our source for cost-per-click advertising on our owned and operated websites and on our network of customer websites. In addition, Google's access to more comprehensive data regarding user search queries through its search algorithms would give it a significant competitive advantage over everyone in the industry, including us. If this data is used competitively by Google, sold to online publishers or given away for free, our business may face increased competition from companies, including Google, with substantially greater resources, brand recognition and established market presence.

        In addition to Google, many of our current and other potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, substantially greater financial, technical and other resources and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products to compete with our current offerings and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For example, both AOL and Yahoo! have access to proprietary search data which could be utilized to assist them in their content creation processes. In addition, many of our current and potential competitors have established marketing relationships with and access to larger customer bases. As the markets for online and social media expand, we expect new competitors, business models and solutions to emerge, some of which may be superior to ours. Even if our platform is more effective than the products and services offered by our competitors, potential customers might adopt competitive products and services in lieu of using our services. For all of these reasons, we may not be able to compete successfully against our current and potential competitors.

Our Content & Media service offering primarily generates its revenue from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

        We generated 41% and 48% of our revenue for the years ended December 31, 2009 and 2010, respectively, from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that maximizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

        We rely on third-party ad-providers, such as Google, to provide advertisements on our owned and operated websites and on our network of customer websites. Even if our content is effectively matched with such ad content, we cannot assure our current advertisers will fulfill their obligations under their existing contracts, continue to provide advertisements beyond the terms of their existing contracts or enter into any additional contracts. If any of our advertisers, but in particular Google, decided not to continue advertising on our owned and operated websites and on our network of customer websites, we could experience a rapid decline in our revenue over a relatively short period of time.

        In addition, our customers who receive a portion of the revenue generated from advertisements matched with our content displayed on their websites, may not continue to do business with us if our content does not generate increased revenue for them. If we are unable to remain competitive and provide value to advertisers they may stop placing advertisements with us or with our network of customer websites, which would negatively harm our business, revenue, financial condition and results of operations.

        Lastly, we believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

  •
  variations in expenditures by advertisers due to budgetary constraints;

  •
  the cancellation or delay of projects by advertisers;

  •
  the cyclical and discretionary nature of advertising spending;

  •
  general economic conditions, as well as economic conditions specific to the Internet and online and offline media industry; and

  •
  the occurrence of extraordinary events, such as natural disasters, international or domestic terrorist attacks or armed conflict.

If we are unable to generate advertising revenue due to factors outside of our control, then our business, revenue, financial condition and results of operation would be adversely affected.

Since the success of our Content & Media service offering has been closely tied to the success of eHow, if eHow's performance falters it could have a material adverse effect on our business, financial condition, and operations.

        For the years ended December 31, 2009 and 2010, Demand Media generated approximately 13% and 25%, respectively, of our revenue from eHow. No other individual site was responsible for more than 10% of our revenue in these periods. In addition, most of the content that we published during these periods was published to eHow.

        eHow depends on various Internet search engines to direct traffic to the site. For the quarter ended December 31, 2010, approximately 65% of eHow's page view traffic came from Google searches. Any changes in search engine methodologies or our failure to properly manage SEO efforts for eHow may adversely impact the traffic directed to eHow and in turn the performance of the content created for and distributed on eHow. Furthermore, as the amount of content housed on eHow grows, its increased size may slow future growth. For example, we have found that users' ability to find content on eHow through popular search engines is impaired if the increased volume of content on the site is not matched by an improved site architecture. Additionally, we have already produced a significant amount of content that is housed on eHow and it may become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and operations.

Poor perception of our brand, business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

        Our business is dependent on attracting a large number of visitors to our owned and operated websites and our network of customer websites and providing leads and clicks to our advertisers and customers, which depends in part on our reputation within the industry and with our customers. Because our business is transforming traditional content creation models and is therefore not easily understood by casual observers, our brand, business and reputation is vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even though baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. While disruptive businesses are often criticized early on in their life cycles, we believe we are more frequently targeted than most because of the nature of the business we are disrupting—namely the traditional print and publication media as well as popular Internet publishing methods such as blogging. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and freelance content creators, which would materially adversely affect our results of operations, financial condition and business. Furthermore, certain of our owned and operated websites, such as LIVESTRONG.com, are associated with high-profile experts to enhance the websites' brand recognition and credibility. In addition, any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have an adverse effect on our business.

We rely primarily on freelance content creators for our online content. We may not be able to attract or retain sufficient freelance content creators to generate content on a scale sufficient to grow our business. As we do not control those persons or the source of content, we are at risk of being unable to generate interesting and attractive features and other material content.

        We rely primarily on freelance content creators for the content that we distribute through our owned and operated websites and our network of customer websites. We may not be able to attract or retain sufficient freelance creators to generate content on a scale sufficient to grow our business. In addition, our competitors may attempt to attract members of our freelance content creator community by offering compensation that we are unable to match. We believe that over the past two years our ability to attract and retain freelance content creators has benefited from the weak overall labor market and from the difficulties and resulting layoffs occurring in traditional media, particularly newspapers. We believe that this combination of circumstances is unlikely to continue and any change to the economy or the media jobs market may make it more difficult for us to attract and retain freelance content creators. While each of our freelance content creators are screened through our pre-qualification process, we cannot guarantee that the content created by our freelance content creators will be of sufficient quality to attract users to our owned and operated websites and to our network of customer websites. In addition, we have no written agreements with these persons which obligate them to create articles or videos beyond the one article or video that they elect to create at any particular time and have no ability to control their future performance. As a result, we cannot guarantee that our freelance content creators will continue to contribute content to us for further distribution through our owned and operated websites and our network of customer websites or that the content that is created and distributed will be sufficient to sustain our current growth rates. In the event that these freelance content creators decrease their contributions of such content, we are unable to attract or retain qualified freelance content creators or if the quality of such contributions is not sufficiently attractive to our advertisers or to drive traffic to our owned and operated websites and to our network of customer websites, we may incur substantial costs in procuring suitable replacement content, which could have a negative impact on our business, revenue and financial condition.

The loss of third-party data providers could significantly diminish the value of our services and cause us to lose customers and revenue.

        We collect data regarding consumer search queries from a variety of sources. When a user accesses one of our owned and operated websites, we may have access to certain data associated with the source and specific nature of the visit to our website. We also license consumer search query data from third parties. Our Content & Media algorithms utilize this data to help us determine what content consumers are seeking, if that content is valuable to advertisers and whether we can cost-effectively produce this content. Some of these third-party consumer search data agreements are for perpetual licenses of a discrete amount of data and generally do not provide for updates of the data licensed. There can be no assurances that we will be able to enter into agreements with these third parties to license additional data on the same or similar terms, if at all. If we are not able to enter into agreements with these providers, we may not be able to enter into agreements with alternative third-party consumer search data providers on acceptable terms or on a timely basis or both. Any termination of our relationships with these consumer search data providers, or any entry into new agreements on terms and conditions less favorable to us, could limit the effectiveness of our content creation process, which would have a material adverse effect on our business, financial condition and results of operations. In addition, new laws or changes to existing laws in this area may prevent or restrict our use of this data. In such event, the value of our algorithms and our ability to determine what consumers are seeking could be significantly diminished.

If we are unable to attract new customers for our social media applications products or to retain our existing customers, our revenue could be lower than expected and our operating results may suffer.

        Our enterprise-class social media tools allow websites to add feature-rich applications, such as user profiles, comments, forums, reviews, blogs, photo and video sharing, media galleries, groups and messaging offered through our social media application product suite. In addition to adding new customers for our social media products, to increase our revenue, we must sell additional social media products to existing customers and encourage existing customers to maintain or increase their usage levels. If our existing and prospective customers do not perceive our social media products to be of sufficiently high quality, we may not be able to retain our current customers or attract new customers. We sell our social media products pursuant to service agreements that are generally one to two years in length. Our customers have no obligation to renew their contracts for our products after the expiration of their initial commitment period, and these agreements may not be renewed at the same or higher level of service, if at all. In addition, these agreements generally require us to keep our product suite operational with minimal service interruptions and to provide limited credits to media customers in the event that we are unable to maintain these service levels. To date, service level credits have not been significant. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements, including the right to cancel if our social media product suite suffers repeated service interruptions. If we are unable to attract new customers for our social media products, our existing customers do not renew or terminate their agreements for our social media products or we are required to provide service level credits in the future as a result of the operational failure of our social media products, then our operating results could be harmed.

Our success depends upon the continued commercial use of the Internet, and acceptance of online advertising as an alternative to offline advertising.

        The percentage of the advertising market allocated to online advertising lags the percentage of time spent by people consuming media online by a significant percentage. Growth in our business largely depends on this distinction between online and offline advertising narrowing or being eliminated. This may not happen in a way or to the extent that we currently expect. Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, we continue to compete for advertising dollars with traditional media, including print publications, in addition to websites with higher levels of traffic. We believe that the continued growth and acceptance of online advertising generally will depend on its perceived effectiveness and the acceptance of related advertising models, and the continued growth in commercial use of the Internet, among other factors. Any lack of growth in the market for various online advertising models could have an adverse effect on our business, financial condition and results of operations.

Wireless devices and mobile phones are increasingly being used to access the Internet, and our online marketing services may not be as effective when accessed through these devices, which could cause harm to our business.

        The number of people who access the Internet through devices other than personal computers has increased substantially in the last few years. In general our Content & Media services were designed for persons accessing the Internet on a desktop or laptop computer. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our offerings. In addition, the cost of mobile advertising is relatively high and may not be cost-effective for our services. We must also ensure that our licensing arrangements with third-party content providers allow us to make this content available on these devices. If we cannot effectively make our content, products and services available on these devices, fewer consumers may access and use our content, products and services. Also, if our services continue to be less effective or economically attractive for customers seeking to engage in advertising through these devices and this segment of Internet traffic grows at the expense of traditional computer Internet access, we will experience difficulty attracting website visitors and attracting and retaining customers and our operating results and business will be harmed.

We are dependent upon the quality of traffic in our network to provide value to online advertisers, and any failure in our quality control could have a material adverse effect on the value of our websites to our third-party advertisement distribution providers and online advertisers and adversely affect our revenue.

        We use technology and processes to monitor the quality of and to identify any anomalous metrics associated with, the Internet traffic that we deliver to online advertisers and our network of customer websites. These metrics may be indicative of low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that is deemed to be invalid by online advertisers, will be delivered to such online advertisers. As a result, we may be required to credit future amounts owed to us by our advertisers. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with third-party advertisement distribution providers and online advertisers, and could adversely affect our revenue.

The expansion of our owned and operated websites into new areas of consumer interest, products, services and technologies subjects us to additional business, legal, financial and competitive risks.

        An important element of our business strategy is to grow our network of owned and operated websites to cover new areas of consumer interest, expand into new business lines and develop additional services, products and technologies. In directing our focus into new areas, we face numerous risks and challenges, including increased capital requirements, long development cycles, new competitors and the requirement to develop new strategic relationships. We cannot assure you that our strategy will result in increased net sales or net income. Furthermore, growth into new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. If we cannot generate revenue as a result of our expansion into new areas that are greater than the cost of such expansion, our operating results could be harmed.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, or that are accessible via our owned and operated websites and our network of customer websites. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.

        We rely on the work product of freelance content creators to create original content for our owned and operated websites and for our network of customer websites and for use in our marketing messages. As a creator and distributor of original content and third-party provided content, we face potential liability based on a variety of theories, including defamation, negligence, unlawful practice of a licensed profession, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated websites and to our network of customer websites by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated websites and to our network of customer websites could make claims against us for losses incurred in reliance upon information provided on our owned and operated websites or our network of customer websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, including an automated plagiarism program, there is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that we create or distribute. Should the content distributed through our owned and operated websites and our network of customer websites violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, revenue and financial condition.

We may face liability in connection with our undeveloped owned and operated websites and our customers' undeveloped websites whose domain names may be identical or similar to another party's trademark or the name of a living or deceased person.

        A number of our owned and operated websites and our network of customer websites are undeveloped or minimally developed properties that primarily contain advertising listings and links. As part of our registration process, we perform searches and screenings to determine if the domain names of our owned and operated websites in combination with the advertisements displayed on those sites violate the trademark or other rights owned by third parties. Despite these efforts, we may inadvertently register the domain names of properties that are identical or similar to another party's trademark or the name of a living or deceased person. Moreover, our efforts are inherently limited due to the fact that the advertisements displayed on our undeveloped websites are delivered by third parties and the advertisements may vary over time or based on the location of the viewer. We may face primary or secondary liability in the United States under the Anticybersquatting Consumer Protection Act or under general theories of trademark infringement or dilution, unfair competition or under rights of publicity with respect to the domain names used for our owned and operated websites. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties and reputational harm, which could increase our costs of operations, reduce our profits or cause us to forgo opportunities that would otherwise support our growth.

We may not succeed in establishing our businesses internationally, which may limit our future growth.

        One potential area of growth for us is in the international markets. We have launched a site in the United Kingdom and are exploring launches in certain other countries. We have also been investing in translation capabilities for our technologies. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers' preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally may have a negative effect on our business, revenue, financial condition and results of operations.

Risks Relating to our Registrar Service Offering

We face significant competition to our Registrar service offering, which we expect will continue to intensify. We may not be able to maintain or improve our competitive position or market share.

        We face significant competition from existing registrars and from new registrars that continue to enter the market. As of December 31, 2010, ICANN had accredited 966 registrars to register domain names in one or more of the generic top level domains, or gTLDs, that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market of competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have already entered the market, may make it difficult for us to maintain our current market share.

        The market for domain name registration and other related web-based services is intensely competitive and rapidly evolving. We expect competition to increase from existing competitors as well as from new market entrants. Most of our existing competitors are expanding the variety of services that they offer. These competitors include, among others, domain name registrars, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies, including GoDaddy, Network Solutions, Tucows, Microsoft and Yahoo!. Some of these competitors have greater resources, more brand recognition and consumer awareness, greater international scope, larger customer bases and larger bases of existing customers than we do. As a result, we may not be able to compete successfully against them in future periods.

        In addition, these and other large competitors, in an attempt to gain market share, may offer aggressive price discounts on the services they offer. These pricing pressures may require us to match these discounts in order to remain competitive, which would reduce our margins, or cause us to lose customers who decide to purchase the discounted service offerings of our competitors. As a result of these factors, in the future it may become increasingly difficult for us to compete successfully.

If our customers do not renew their domain name registrations or if they transfer their existing registrations to our competitors and we fail to replace their business, our business would be adversely affected.

        Our success depends in large part on our customers' renewals of their domain name registrations. Domain name registrations represented approximately 41% and 34% of total revenue in the years ended December 31, 2009 and 2010, respectively. Our customer renewal rate for expiring domain name registrations was approximately 69% and 71% in the years ended December 31, 2009 and 2010, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

Regulation could reduce the value of Internet domain names or negatively impact the Internet domain name acquisition process, which could significantly impair the value attributable to our acquisitions of Internet domain names.

        The acquisition of expiring domain names for development, undeveloped website commercialization, sale or other uses, involves the registration of thousands of Internet domain names, both with registries in the United States and internationally. We have and intend to continue to acquire previously-owned Internet domain names that have expired and that, following the period of permitted redemption by their prior owners, have been made available for registration. The acquisition of Internet domain names generally is governed by regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as we currently do. A failure to acquire or maintain such Internet domain names could adversely affect our business, revenue, financial condition and results of operations.

We could face liability, or our corporate image might be impaired, as a result of the activities of our customers or the content of their websites.

        Our role as a registrar of domain names and a provider of website hosting services may subject us to potential liability for illegal activities by our customers on their websites. For example, we were named as a party to a lawsuit that has subsequently been dismissed in which a group registered a domain name through our registrar and proceeded to fill the site with content that was allegedly defamatory to another business whose name is similar to the domain name. We provide an automated service that enables users to register domain names and populate websites with content. We do not monitor or review, nor does our accreditation agreement with ICANN require that we monitor or review, the appropriateness of the domain names we register for our customers or the content of our network of customer websites, and we have no control over the activities in which our customers engage. While we have policies in place to terminate domain names or to take other appropriate action if presented with a court order, governmental injunction or evidence of illegal conduct from law enforcement or a trusted industry partner, we have in the past been publicly criticized for not being more proactive in this area by consumer watchdogs and we may encounter similar criticism in the future. This criticism could harm our reputation. Conversely, were we to terminate a domain name registration in the absence of legal compulsion or clear evidence of illegal conduct from a legitimate source, we could be criticized for prematurely and improperly terminating a domain name registered by a customer. In addition, despite the policies we have in place to terminate domain name registrations or to take other appropriate actions, customers could nonetheless engage in prohibited activities.

        For example, we have been criticized for not being more proactive in policing online pharmacies acting in violation of U.S. laws. We recently entered into an agreement with LegitScript, LLC, an Internet pharmacy verification and monitoring service recognized by the National Association of Boards of Pharmacy, to assist us in identifying customers who are violating our terms of service by operating online pharmacies in violation of U.S. state or federal law. Under that agreement, LegitScript provides us a list, updated regularly, of customers using their domain names knowingly to host illegal online pharmacies, allowing us to better enforce our policy of terminating services or taking other appropriate action against customers engaged in illegal activity in violation or our terms of service. In addition, LegitScript has agreed to serve as a resource to us regarding issues concerning drug safety, pharmacy laws and regulations, coordination with law enforcement authorities, and complaints regarding action taken by us against our customers based on information provided by LegitScript. We have agreed to assist LegitScript with its research concerning illegal online pharmacies by providing our expertise in the domain name registrar business. Our agreement with LegitScript may not be sufficient to identify all illegal online pharmacies hosted by our customers, may not protect us from further criticism when our customers engage in illegal activities, will not address any illegal activities other than in the online pharmacy area, and may subject us to complaints or liability if we terminate customer websites mistakenly.

        Several bodies of law may be deemed to apply to us with respect to various customer activities. Because we operate in a relatively new and rapidly evolving industry, and since this field is characterized by rapid changes in technology and in new and growing illegal activity, these bodies of laws are constantly evolving. Some of the laws that apply to us with respect to customer activity include the following:

  •
  The Communications Decency Act of 1996, or CDA, generally protects online service providers, such as Demand Media, from liability for certain activities of their customers, such as posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. Notwithstanding the general protections from liability under the CDA, we may nonetheless be forced to defend ourselves from claims of liability covered by the CDA, resulting in an increased cost of doing business.

  •
  The Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under this statute, we generally are not liable for infringing content posted by third parties. However, if we receive a proper notice from a copyright owner alleging infringement of its protected works by web pages for which we provide hosting services, and we fail to expeditiously remove or disable access to the allegedly infringing material, fail to post and enforce a digital rights management policy or a policy to terminate accounts of repeat infringers, or otherwise fail to meet the requirements of the safe harbor under the statute, the owner may seek to impose liability on us.

        Although established statutory law and case law in these areas to date generally have shielded us from liability for customer activities, court rulings in pending or future litigation may serve to narrow the scope of protection afforded us under these laws. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management's time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

We may face liability or become involved in disputes over registration of domain names and control over websites.

        As a domain name registrar, we regularly become involved in disputes over registration of domain names. Most of these disputes arise as a result of a third party registering a domain name that is identical or similar to another party's trademark or the name of a living person. These disputes are typically resolved through the Uniform Domain-Name Dispute-Resolution Policy, or UDRP, ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith intent to profit or reckless disregard of a court order by the registrars. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us, and therefore increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.

        Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of "domain name hijacking," including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of an SSL certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

We may experience unforeseen liabilities in connection with our acquisitions of Internet domain names or arising out of third-party domain names included in our distribution network, which could negatively impact our financial results.

        We have acquired and intend to continue to acquire in the future additional previously-owned Internet domain names. While we have a policy against acquiring domain names that infringe on third-party intellectual property rights, including trademarks or confusingly similar business names, in some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third-party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the UDRP administered by ICANN or actions under the ACPA. Additionally, we display paid listings on third-party domain names and third-party websites that are part of our distribution network, which also could subject us to a wide variety of civil claims including intellectual property infringement.

        We intend to review each claim or demand which may arise from time to time on a case-by-case basis with the assistance of counsel and we intend to transfer any rights acquired by us to any party that has demonstrated a valid prior right or claim. We cannot, however, guarantee that we will be able to resolve these disputes without litigation. The potential violation of third-party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

Our failure to register, maintain, secure, transfer or renew the domain names that we process on behalf of our customers or to provide our other services to our customers without interruption could subject us to additional expenses, claims of loss or negative publicity that have a material adverse effect on our business.

        Clerical errors and system and process failures made by us may result in inaccurate and incomplete information in our database of domain names and in our failure to properly register or to maintain, secure, transfer or renew the registration of domain names that we process on behalf of our customers. In addition, any errors of this type might result in the interruption of our other services. Our failure to properly register or to maintain, secure, transfer or renew the registration of our customers' domain names or to provide our other services without interruption, even if we are not at fault, might result in our incurring significant expenses and might subject us to claims of loss or to negative publicity, which could harm our business, revenue, financial condition and results of operations.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry, disrupt our domain name registration business and negatively impact our business.

        ICANN is a private sector, not for profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks previously performed directly on behalf of the U.S. government, including managing the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the United States government. For example, in the United States, Congress has held hearings to evaluate ICANN's selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors. We continue to face the risks that:

  •
  the U.S. or any other government may reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

  •
  the Internet community or the U.S. Department of Commerce or U.S. Congress may refuse to recognize ICANN's authority or support its policies, which could create instability in the domain name registration system;

  •
  some of ICANN's policies and practices, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions;

  •
  the terms of the Registrar Accreditation Agreement, under which we are accredited as a registrar, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN preventing us from operating our Registrar;

  •
  ICANN and, under their registry agreements, VeriSign and other registries may impose increased fees received for each ICANN accredited registrar and/or domain name registration managed by those registries;

  •
  international regulatory or governing bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy;

  •
  ICANN or any registries may implement policy changes that would impact our ability to run our current business practices throughout the various stages of the lifecycle of a domain name; and

  •
  foreign constituents may succeed in their efforts to have domain name registration removed from a U.S. based entity and placed in the hands of an international cooperative.

        If any of these events occur, they could create instability in the domain name registration system. These events could also disrupt or suspend portions of our domain name registration solution, which would result in reduced revenue.

The relevant domain name registry and the ICANN regulatory body impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.

        Each registry typically imposes a fee in association with the registration of each domain name. For example, the VeriSign registry presently charges a $7.34 fee for each .com registration. ICANN charges a $0.18 fee for each domain name registered in the generic top level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign will continue as the exclusive registry for the .com gTLD through at least November 30, 2012 and is entitled to increase the fee it receives for each .com domain name once in either 2011 or 2012. Any increase in these fees either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

As the number of available domain names with commercial value diminishes over time, our domain name registration revenue and our overall business could be adversely impacted.

        As the number of domain registrations increases and the number of available domain names with commercial value diminishes over time, and if it is perceived that the more desirable domain names are generally unavailable, fewer Internet users might register domain names with us. If this occurs, it could have an adverse effect on our domain name registration revenue and our overall business.

Risks Relating to our Company

We have a history of operating losses and may not be able to operate profitably or sustain positive cash flow in future periods.

        We were founded in 2006 and have a limited operating history. We have had a net loss in every year since inception. As of December 31, 2010, we had an accumulated deficit of approximately $52 million and we may incur net operating losses in the future. Moreover, we anticipate that our cash flows from operating activities in the near term will not be sufficient to fund our investments in the production of content and the purchase of property and equipment, domain names and other intangible assets and may never be. Our business strategy contemplates making substantial investments in our content creation, distribution processes and the development and launch of new products and services, each of which will require significant expenditures. In addition, as a public company, we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

        Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. In particular, our operating expenses are fixed and variable and, to the extent variable, less flexible to manage period-to-period, especially in the short-term. For example, our ability to manage our expenses in the near term period-to-period is affected by our sales and marketing expenses to refer traffic to or promote our owned and operated websites, generally a variable expense which can be managed based on operating performance in the near term. This expense has historically represented a relatively small percentage of our operating expenses. In addition, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

  •
  lower than anticipated levels of traffic to our owned and operated websites and to our customers' websites;

  •
  failure of our content to generate sufficient or expected revenue during its estimated useful life to recover its unamortized creation costs, which may result in increased amortization expenses associated with, among other things, a decrease in the estimated useful life of our content, an impairment charge associated with our existing content, or expensing future content acquisition costs as incurred;

  •
  creation of content in the future that may have a shorter estimated useful life as compared to our current portfolio of content, or which we license exclusively to third parties for periods that are less than the estimated useful life of our existing content, which may result in, among other things, increased content amortization expenses or the expensing of future content acquisition costs as incurred;

  •
  our ability to continue to create and develop content that attracts users to our owned and operated websites and to our network of customer websites that distribute our content;

  •
  our ability to generate revenue from traffic to our owned and operated websites and to our network of customer websites;

  •
  our ability to expand our existing distribution network to include emerging and alternative channels, including complementary social media platforms such as Facebook, custom applications for mobile platforms such as the iPhone, Blackberry and Android operating systems, and new types of devices used to access the Internet such as the iPad;

  •
  our ability to attract and retain sufficient freelance content creators to generate content on a scale sufficient to grow our business;

  •
  our ability to effectively manage rapid growth in the number of our freelance content creators, direct advertising sales force, in-house personnel and operations;

  •
  a reduction in the number of domain names under management or in the rate at which this number grows, due to slow growth or contraction in our markets, lower renewal rates or other factors;

  •
  reductions in the percentage of our domain name registration customers who purchase additional services from us;

  •
  timing of and revenue recognition for large sales transactions such as significant new contracts for branded advertising;

  •
  the mix of services sold in a particular period between our Registrar and our Content & Media service offerings;

  •
  changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or the Internet Corporation for Assigned Names and Numbers, or ICANN, or other competitive pressures on our prices;

  •
  the timing and success of new services and technology enhancements introduced by our competitors, which could impact both new customer growth and renewal rates;

  •
  the entry of new competitors in our markets;

  •
  our ability to keep our platform, domain name registration services and our owned and operated websites operational at a reasonable cost and without service interruptions;

  •
  increased product development expenses relating to the development of new services;

  •
  the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure;

  •
  changes in generally accepted accounting principles;

  •
  our focus on long-term goals over short-term results;

  •
  federal, state or foreign regulation affecting our business; and

  •
  weakness or uncertainty in general economic or industry conditions.

        It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may be below our expectations and the expectations of public market analysts and investors. In that event, the price of our shares of common stock could decline substantially.

Changes in our business model or external developments in our industry could negatively impact our operating margins.

        Our operating margins may experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including expenses related to content creation. For example, historically, we have paid substantially all of our freelance content creators upon the creation of text articles and videos, rather than on a revenue share basis, and we capitalize these payments. However, if we increase the use of revenue sharing arrangements to compensate our freelance content creators, our operating margins may suffer if such revenue-share payments exceed our amortization expense on comparably performing content. In addition, we intend to enter into additional revenue sharing arrangements with our customers which could cause our operating margins to experience downward pressure if a greater percentage of our revenue comes from advertisements placed on our network of customer websites compared to advertisements placed on our owned and operated websites. Additionally, the percentage of advertising fees that we pay to our customers may increase, which would reduce the margin we earn on revenue generated from those customers.

Our recent revenue growth rate may not be sustainable.

        Our revenue increased rapidly in each of the fiscal years ended December 31, 2008 through December 31, 2010. However, our revenue growth rate could decline in the future as a result of a number of factors, including increasing competition and the decline in growth rates as our revenue increases to higher levels. We may not be able to sustain our revenue growth rate in future periods and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our future growth fails to meet investor or analyst expectations, it could have a materially negative effect on our stock price. If our growth rate were to decline significantly or become negative, it would adversely affect our business, financial condition and results of operations.

If we do not effectively manage our growth, our operating performance will suffer and we may lose consumers, advertisers, customers and freelance content creators.

        We have experienced rapid growth in our operations, and we expect to experience continued growth in our business, both through internal growth and potential acquisitions. For example, our employee headcount has grown from approximately 360 to over 600 in the three years ended December 31, 2010. As of December 31, 2010, the number of freelance content creators affiliated with us has grown to approximately 13,000. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued rapid growth may make it more difficult for us to accomplish the following:

  •
  successfully scale our technology and infrastructure to support a larger business;

  •
  continue to grow our platform at scale and distribute through our new and existing properties while successfully monetizing our content;

  •
  maintain our standing with key advertisers as well as Internet search companies and our network of customer websites;

  •
  maintain our customer service standards;

  •
  develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures;

  •
  acquire and integrate websites and other businesses;

  •
  successfully expand our footprint in our existing areas of consumer interest and enter new areas of consumer interest; and

  •
  respond effectively to competition and potential negative effects of competition on profit margins.

        In addition, our personnel, systems, procedures and controls may be inadequate to support our current and future operations. The improvements required to manage our growth will require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage our growth, our operating performance will suffer and we may lose our advertisers, customers and key personnel.

If we do not continue to innovate and provide products and services that are useful to our customers, we may not remain competitive, and our revenue and operating results could suffer.

        Our success depends on our ability to innovate and provide products and services useful to our customers in both our Content & Media and Registrar service offerings. Our competitors are constantly developing innovations in content creation and distribution as well as in domain name registration and related services, such as web hosting, email and website creation solutions. As a result, we must continue to invest significant resources in product development in order to maintain and enhance our existing products and services and introduce new products and services that deliver a sufficient return on investment and that our customers can easily and effectively use. If we are unable to provide quality products and services, we may lose consumers, advertisers, customers and freelance content creators, and our revenue and operating results would suffer. Our operating results would also suffer if our innovations are not responsive to the needs of our customers and our advertisers, are not appropriately timed with market opportunities or are not effectively brought to market.

We may have difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of consumers, advertisers, customers and freelance content creators, and cause us to incur expenses to make architectural changes.

        To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users' experience could decline. This could damage our reputation and lead us to lose current and potential consumers, advertisers, customers and freelance content creators. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our business, revenue and financial condition.

We rely on technology infrastructure and a failure to update or maintain this technology infrastructure could adversely affect our business.

        Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. These delays or interruptions in our service may cause our consumers, advertisers, customers and freelance content creators to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

We are currently expanding and improving our information technology systems. If these implementations are not successful, our business and operations could be disrupted and our operating results could suffer.

        We recently deployed the first phase of our enterprise reporting system, Oracle Applications ERP and Platform, to assist us in the management of our financial data and reporting, as well as to automate certain business wide processes and internal controls. We anticipate that this system will be a long-term investment and that the addition of future build-outs, customizations and/or applications associated with this system will require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding information systems. We cannot be sure that the expansion of any of our systems, including our Oracle system, will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement informational systems on a timely basis or at all, our operations may be disrupted and or our operating results could suffer. In addition, any new information system deployments may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could diminish the value of our services and cause us to lose customers and revenue.

        When a user visits our websites or certain pages of our customers' websites, we use technologies, including "cookies," to collect information related to the user, such as the user's Internet Protocol, or IP, address, demographic information, and history of the user's interactions with advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the user. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites which set forth our policies and practices related to the collection and use of consumer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenues.

        In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Recent developments related to "instant personalization" and similar technologies potentially allow us and other publishers access to even broader and more detailed information about users. These developments have led to greater scrutiny of industry data collection practices by regulators and privacy advocates. New laws may be enacted, or existing laws may be amended or re-interpreted, in a manner which limits our ability to analyze user data. If our access to user data is limited through legislation or any industry development, we may be unable to provide effective technologies and services to customers and we may lose customers and revenue.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

        We believe that our future success is highly dependent on the contributions of our executive officers, in particular the contributions of our Chairman and Chief Executive Officer, Richard M. Rosenblatt, as well as our ability to attract and retain highly skilled managerial, sales, technical and finance personnel. We do not maintain "key person" life insurance policies for our Chief Executive Officer or any of our executive officers. Qualified individuals are in high demand, and we may incur significant costs to attract them. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we are unable to attract and retain our executive officers and key employees, our business, operating results and financial condition will be harmed.

        Volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees. Our executive officers have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock.

Our industry is undergoing rapid change, and our business model is also evolving, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

        We derive a significant portion of our revenue from the sale of advertising on the Internet, which is an evolving industry that, in its short history, has undergone rapid and dramatic changes in industry standards and consumer and customer demands. For example, devices through which consumers are accessing information, the types of information being delivered and the types of websites through which consumers access information are all in a rapid state of change. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. In addition, the ways in which online advertisements are delivered are also rapidly changing. For example, an increasing percentage of advertisements are being delivered through social media websites such as Facebook. While we sell social media tools, we currently do not operate any properties that are solely social media sites. If advertisers determine that their yields on such social media sites significantly outstrip their return on other types of websites, such as eHow, our results could be impacted. We need to continually evolve our services and the way we deliver them to keep up with such changes to remain relevant to our customers. We may not be able to do so.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, may adversely affect our business, operating results and financial condition.

        The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (co-location providers for data servers, storage devices, and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We, and in particular our Registrar, have experienced an increasing number of computer distributed denial of service attacks which have forced us to shut down certain of our websites, including eNom.com. We have implemented certain defenses against these attacks, but we may continue to be subject to such attacks, and future denial of service attacks may cause all or portions of our websites to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

        Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-party providers for components of our technology platform, such as hardware and software providers. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business, revenue, financial condition and results of operations.

If our security measures are breached and unauthorized access is obtained to a user's or freelance content creator's data, our service may be perceived as not being secure and customers may curtail or stop using our service.

        Our Content & Media and Registrar service offerings involve the storage and transmission of users', Registrar customers' and our freelance content creators' personal information, such as names, social security numbers, addresses, email addresses and credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

        As nearly all of our products and services are Internet based, the amount of data we store for our users on our servers (including personal information) has increased. If our security measures are breached or our systems fail in the future as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our users' and our freelance content creators' data, our reputation and brands will be damaged, the adoption of our products and services could be severely limited, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Internet-based products and services we offer as well as increase the number of countries where we operate. If an actual or perceived breach of our security measures occurs, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose sales, advertisers, freelance content creators and customers and potentially face costly litigation.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

        Our intellectual property, consisting of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions together with confidentiality agreements and technical measures to protect our proprietary rights. As of December 31, 2010, we have been granted eight patents by the United States Patent and Trademark Office, or USPTO, and we have 20 patent applications pending in the United States and other jurisdictions. Our patents expire between 2021 and 2027. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application and, because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we generally do not register the copyrights associated with our content. We cannot guarantee that:

  •
  our intellectual property rights will provide competitive advantages to us;

  •
  our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

  •
  our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;

  •
  any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned;

  •
  competitors will not design around our protected systems and technology; or

  •
  we will not lose the ability to assert our intellectual property rights against others.

        We have from time to time become aware of third parties who we believe may have infringed or are infringing on our intellectual property rights. The use of our intellectual property rights by others could reduce any competitive advantage we have developed and cause us to lose advertisers and website publishers or otherwise cause harm to our business. Policing unauthorized use of our proprietary rights can be difficult and costly. In addition, it may be necessary to enforce or protect our intellectual property rights through litigation or to defend litigation brought against us, which could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits.

Confidentiality agreements with employees, consultants and others may not adequately prevent disclosure of trade secrets and other proprietary information.

        We have devoted substantial resources to the development of our proprietary systems and technology. Although we enter into confidentiality agreements with our employees, consultants, independent contractors and other advisors, these agreements may not effectively prevent or provide remedies for unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using information that we regard as proprietary. Others may independently discover or develop trade secrets and proprietary information, and in such cases we may not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have and cause us to lose customers and advertisers, or otherwise cause harm to our business.

Third parties may sue us for intellectual property infringement or misappropriation which, if successful, could require us to pay significant damages or curtail our offerings.

        We cannot be certain that our internally-developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past and may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Also, any successful lawsuit against us could subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

Certain U.S. and foreign laws could subject us to claims or otherwise harm our business.

        We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address:

  •
  privacy;

  •
  freedom of expression;

  •
  information security;

  •
  pricing, fees and taxes;

  •
  content and the distribution of content, including liability for user reliance on such content;

  •
  intellectual property rights, including secondary liability for infringement by others;

  •
  taxation;

  •
  domain name registration; and

  •
  online advertising and marketing, including email marketing and unsolicited commercial email.

        Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the Internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, cybersquatting and trademark infringement. In the future, claims may also be alleged against us based on tort claims and other theories based on our content, products and services or content generated by our users.

        We receive, process and store large amounts of personal data of users on our owned and operated websites and from our freelance content creators. Our privacy and data security policies govern the collection, use, sharing, disclosure and protection of this data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. Our failure or the failure of various third-party vendors and service providers to comply with applicable privacy policies or applicable laws and regulations or any compromise of security that results in the unauthorized release of personal information or other user data could adversely affect our business, revenue, financial condition and results of operations.

        Our business operations in countries outside the United States are subject to a number of United States federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act, or FCPA, as well as trade sanctions administered by the Office of Foreign Assets Control, or OFAC, and the Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

        If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees or restrictions on our operations, which could increase our costs of operations, reduce our profits or cause us to forgo opportunities that would otherwise support our growth.

We are subject to a number of risks related to credit card payments we accept. If we fail to be in compliance with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to accept credit card payments, which would have a material adverse effect on our business, financial condition or results of operations.

        Many of the customers of our Content & Media and Registrar service offerings pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we are compliant in all material respects with the Payment Card Industry Data Security Standard, which incorporates Visa's Cardholder Information Security Program and MasterCard's Site Data Protection standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, revenue, financial condition and results of operations.

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our marketing services and our financial results.

        Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them originate in California, Texas, Illinois, Virginia and the Netherlands, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

A reclassification of our freelance content creators from independent contractors to employees by tax authorities could require us to pay retroactive taxes and penalties and significantly increase our cost of operations.

        As of December 31, 2010, we contracted with approximately 13,000 freelance content creators as independent contractors to create content for our owned and operated websites and for our network of customer websites. Because we consider our freelance content creators with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers' compensation insurance with respect to such freelance content creators. Our contracts with our independent contractor freelance content creators obligate these freelance content creators to pay these taxes. The classification of freelance content creators as independent contractors depends on the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the freelance content creators engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. In addition, if it was determined that our content creators were employees, the costs associated with content creation would increase significantly and our financial results would be adversely affected.

We rely on outside providers for our billing, collection, payment processing and payroll. If these outside service providers are not able to fulfill their service obligations, our business and operations could be disrupted, and our operating results could be harmed.

        Outside providers perform various functions for us, such as billing, collection, payment processing and payroll. These functions are critical to our operations and involve sensitive interactions between us and our advertisers, customers and employees. Although in some instances we have implemented service level agreements and have established monitoring controls, if we do not successfully manage our service providers or if the service providers do not perform satisfactorily to agreed-upon service levels, our operations could be disrupted resulting in advertiser, customer or employee dissatisfaction. In addition, our business, revenue, financial condition and results of operations could be adversely affected.

Our credit facility with a syndicate of commercial banks contains financial and other restrictive covenants which, if breached, could result in the acceleration of our outstanding indebtedness.

        Our existing credit facility with a syndicate of commercial banks contains financial covenants that require, among other things, that we maintain a minimum fixed charge coverage ratio and a maximum net senior leverage ratio. In addition, our credit facility with a syndicate of commercial banks contains covenants restricting our ability to, among other things:

  •
  incur additional debt or incur or permit to exist certain liens;

  •
  pay dividends or make other distributions or payments on capital stock;

  •
  make investments and acquisitions;

  •
  enter into transactions with affiliates; and

  •
  transfer or sell our assets.

        These covenants could adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default and acceleration of our indebtedness. Furthermore, if the syndicate is unwilling to waive certain covenants, we may be forced to amend our credit facility on terms less favorable than current terms or enter into new financing arrangements. As of December 31, 2010, we had no indebtedness outstanding under this facility.

We may need additional funding to meet our obligations and to pursue our business strategy. Additional funding may not be available to us and our financial condition could therefore be adversely affected.

        We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. There can be no assurance that if we were to need additional funds that additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses.

We have made and may make additional acquisitions that could entail significant execution, integration and operational risks.

        We have made numerous acquisitions in the past and our future growth may depend, in part, on acquisitions of complementary websites, businesses, solutions or technologies rather than internal development. We may consider making acquisitions in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

        Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the websites, business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. In addition, we may incur indebtedness to complete an acquisition, which would increase our costs and impose operational limitations, or issue equity securities, which would dilute our stockholders' ownership and could adversely affect the price of our common stock. We may also unknowingly inherit liabilities from previous or future acquisitions that arise after the acquisition and are not adequately covered by indemnities.

Impairment in the carrying value of goodwill or long-lived assets, including our media content, could negatively impact our consolidated results of operations and net worth.

        Goodwill represents the excess of cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In general, long-lived assets, including our media content, are only reviewed for impairment if impairment indicators are present. In assessing goodwill and long-lived assets for impairment, we make significant estimates and assumptions, including estimates and assumptions about market penetration, anticipated growth rates and risk-adjusted discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and industry data. Some of the estimates and assumptions used by management have a high degree of subjectivity and require significant judgment on the part of management. Changes in estimates and assumptions in the context of our impairment testing may have a material impact on us, and any potential impairment charges could substantially affect our financial results in the periods of such charges.

The impact of worldwide economic conditions may adversely affect our business, operating results and financial condition.

        Our performance is subject to worldwide economic conditions. We believe that the recent recession has adversely affected our business. To the extent that the current weak economic conditions continue, or materially deteriorate, our existing and potential advertisers and customers may no longer use our content or register domain names through our Registrar service offering, or our advertisers may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, online advertising may be viewed by some of our existing and potential advertisers and customers as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. These developments could have an adverse effect on our business, revenue, financial condition and results of operations.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

        An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $18.67 to $22.96 through February 28, 2011. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, these factors include:

  •
  our operating performance and the operating performance of similar companies;

  •
  the overall performance of the equity markets;

  •
  the number of shares of our common stock publicly owned and available for trading;

  •
  threatened or actual litigation;

  •
  changes in laws or regulations relating to our solutions;

  •
  any major change in our board of directors or management;

  •
  publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

  •
  large volumes of sales of our shares of common stock by existing stockholders; and

  •
  general political and economic conditions.

        In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. This litigation, if instituted against us, could result in very substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition. In addition, the recent distress in the financial markets has also resulted in extreme volatility in security prices.

The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

        The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of January 31, 2011, we had 82,852,253 shares of common stock outstanding. Of these shares, a substantial majority are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the closing of our initial public offering, which is July 24, 2011, subject to certain extensions.

        Beginning on such date, stockholders owning an aggregate of approximately 62,681,588 shares will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144.

        In addition, we have registered approximately 41,878,864 shares reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan will be available for immediate resale in the United States in the open market.

        Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for shareholders to sell shares of our common stock.

        We also may issue our shares of common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, we may also grant registration rights covering those shares in connection with any such acquisitions and investments.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and will be subject to other requirements that will be burdensome and costly. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

        We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal year ending on December 31, 2011. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management's assessment of our internal controls.

        We are in the process of evaluating and testing our compliance with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock. Failure to comply with the new rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

        The terms of our credit agreement currently prohibit us from paying cash dividends on our common stock. In addition, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Our management has broad discretion over the use of the proceeds we received in our initial public offering and might not apply the proceeds in ways that increase the value of our common stock.

        Our management will continue to have broad discretion to use the net proceeds to us from our initial public offering. Our management might not apply the net proceeds from our initial public offering in ways that increase the value of our common stock. We expect that we will use the net proceeds of our initial public offering for investments in content, international expansion, working capital, product development, sales and marketing activities, general and administrative matters and capital expenditures. We have not otherwise allocated the net proceeds from our initial public offering for any specific purposes. In addition, as discussed under "—Risks Relating to our Company—We have made and may make additional acquisitions that could entail significant execution, integration and operational risks," we may consider making acquisitions in the future to increase the scope of our business domestically and internationally. Until we use the net proceeds to us from our initial public offering, we have invested them, principally in marketable securities with maturities of less than one year, including but not limited to commercial paper, money market instruments, and Treasury bills, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from our initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

        Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:

  •
  a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

  •
  no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

  •
  the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

  •
  the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

  •
  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

  •
  the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, the Chief Executive Officer, the president (in absence of a Chief Executive Officer) or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

  •
  the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror from amending our certificate of incorporation or bylaws to facilitate a hostile acquisition;

  •
  the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquiror from amending the bylaws to facilitate a hostile acquisition; and

  •
  advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

        We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, our board of directors has approved the transaction.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate. We lease an aggregate of 46,000 square feet at two locations in Santa Monica, California for our corporate headquarters and Content & Media service offering. We also lease a 31,000 square-foot facility for the headquarters of our Registrar service offering in Bellevue, Washington and a 35,000 square-foot facility primarily for our Content & Media service offering in Austin, Texas. We also lease sales offices, support facilities and data centers in other locations in North America and Europe. We believe our current and planned data centers and offices will be adequate for the foreseeable future.

Item 3.    Legal Proceedings

        On August 10, 2010, Demand Media, Clearspring Technologies, Inc., or Clearspring, and six other defendants were named in a putative class-action lawsuit filed in the U.S. District Court, Central District of California. The lawsuit alleges a variety of causes of action, including violations of privacy and consumer rights. The plaintiffs claim that Clearspring worked with Demand Media and each of the other defendants to circumvent users' privacy expectations by installing a tracking device and accessing users' computers to obtain user personal information and data. Plaintiffs seek actual and statutory damages, restitution and to recover their attorney's fees and costs in the litigation. Plaintiffs allege that their aggregate claims exceed the sum of $5.0 million. The parties to the litigation entered into an agreement to settle this matter with no monetary liability on the part of Demand Media. This settlement was submitted to the court for approval in December 2010 and is pending court approval. We do not believe that this litigation will have a material adverse effect on us and if court approval of the settlement is not obtained, we intend to continue to vigorously defend our position.

        Demand Media from time to time is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which Demand Media is a party that, in our opinion, is likely to have a material adverse effect on Demand Media's future financial results.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock began trading publicly on the New York Stock Exchange under the symbol "DMD" on January 26, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sale prices of our common stock as reported by the New York Stock Exchange since our initial public offering.

	High	Low
Fiscal Year end December 31, 2011
First Quarter (beginning January 26, 2011 through February 28, 2011)	$25.00	$18.20

        On February 28, 2011, the closing stock price of our common stock was $22.50.

Holders of Record

        As of January 31, 2011, our common stock was held by approximately 347 stockholders of record and there were 82,852,253 shares of common stock outstanding. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit agreement with a syndicate of commercial banks currently prohibits our payment of dividends.

Equity Plan Information

        Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

        During the fiscal year ended December 31, 2010, we granted:

  •
  options to purchase an aggregate of 8,804,818 shares of common stock at a weighted average exercise price of $19.92 per share;

  •
  200,000 restricted stock awards at an estimated fair value of $8.86 per share; and

  •
  12,500 restricted stock units at an estimated fair value of $15.36 per share.

Use of Proceeds from Registered Securities

        On January 25, 2011, registration statements on Form S-1 (File No. 333-168612 and File No. 333-171868) relating to our initial public offering of our common stock were declared effective by the SEC. An aggregate of 10,235,000 shares of our common stock were registered under the registration statements, of which 4,500,000 shares were sold by us, 4,400,000 shares were sold by the selling stockholders identified in the registration statements and 1,335,000 shares were sold by the selling stockholders and us in connection with the underwriters' exercise of their option to purchase additional shares, at an initial public offering price of $17.00 per share. The aggregate offering price for the shares registered and sold by us was approximately $88.0 million and the aggregate offering price for the shares registered and sold by the selling stockholders was approximately $86.0 million. The initial public offering closed on January 31, 2011 and, as a result, we received net proceeds of approximately $81.8 million, after deducting the underwriting discount but before deducting offering expenses and the selling stockholders received net proceeds of approximately $80.0 million, after deducting the underwriting discount of approximately $6.0 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering did not terminate until after the sale of all of the shares of common stock registered on the registration statements. Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated were the joint book-runners and the representatives of the underwriters.

        No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        The net offering proceeds have been invested in cash and cash equivalents. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated January 25, 2011 filed by us with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data

        Demand Media was incorporated on March 23, 2006 and had no substantive business activities prior to the acquisition of eNom, Inc in April 2006. The consolidated statements of operations data for the years ended December 31, 2008, 2009 and 2010, as well as the consolidated balance sheet data as of December 31, 2009 and 2010, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended March 31, 2007 and the nine months ended December 31, 2007, as well as the consolidated balance sheet data as of March 31, 2007, December 31, 2007 and December 31, 2008 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

        The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended March 31, 2007(2)	Nine Months ended December 31, 2007(2)	Year ended December 31,
			2008(2)	2009	2010
Consolidated Statements of Operations:
Revenue	$58,978	$102,295	$170,250	$198,452	$252,936
Operating expenses
Service costs (exclusive of amortization of intangible assets)	26,723	57,833	98,184	114,536	131,332
Sales and marketing	3,016	3,601	15,310	20,044	24,424
Product development	9,338	10,965	14,252	21,657	26,538
General and administrative	8,826	19,584	28,070	28,479	37,371
Amortization of intangible assets	15,074	17,393	33,204	32,152	33,750

Total operating expenses	62,977	109,376	189,020	216,868	253,415

Loss from operations	(3,999)	(7,081)	(18,770)	(18,416)	(479)

Other income (expense)
Interest income	1,772	1,415	1,636	494	25
Interest expense	(3,206)	(1,245)	(2,131)	(1,759)	(688)
Other income (expense), net	54	(999)	(250)	(19)	(286)

Total other income (expense)	(1,380)	(829)	(745)	(1,284)	(949)

Loss before income taxes	(5,379)	(7,910)	(19,515)	(19,700)	(1,428)
Income tax (expense) benefit	1,448	2,293	4,612	(2,771)	(3,897)

Net loss	(3,931)	(5,617)	(14,903)	(22,471)	(5,325)
Cumulative preferred stock dividends	(10,199)	(14,059)	(28,209)	(30,848)	(33,251)

Net loss attributable to common stockholders	$(14,130)	$(19,676)	$(43,112)	$(53,319)	$(38,576)

Net loss per share:(1)
Basic and diluted	$(7.13)	$(4.25)	$(5.27)	$(4.78)	$(2.86)

Weighted average number of shares(1)(3)
Basic and diluted	1,981	4,631	8,184	11,159	13,508

(1)
Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. For the periods where we presented losses, all potentially dilutive common shares comprising of stock options, restricted stock purchase rights, or RSPRs, restricted stock units, warrants and convertible preferred stock are antidilutive.

RSPRs and restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. RSPRs and restricted stock units are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested RSPRs and restricted stock units are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

(2)
During the year ended March 31, 2007, nine months ended December 31, 2007 and year ended December 31, 2008 the Company completed 26 business acquisitions.

(3)
In October 2010, our stockholders approved a 1-for-2 reverse stock split of our outstanding common stock, and a proportional adjustment to the existing conversion ratios for each series of preferred stock which was effected in January 2011. Accordingly, all share and per share amounts for all periods presented have been adjusted retrospectively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratio.

		December 31,
	March 31, 2007
		2007	2008	2009	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$32,975	$47,365	$103,496	$49,908	$32,338
Working capital	12,781	44,992	64,266	18,961	(4,226)
Total assets	318,772	424,328	526,401	467,790	488,467
Long term debt	16,499	4,000	55,000	10,000	—
Capital lease obligations, long term	—	—	—	488	—
Convertible preferred stock	239,445	338,962	373,754	373,754	373,754
Total stockholders' equity (deficit)	(2,203)	(3,205)	(8,746)	(23,079)	(15,416)

Non-GAAP Financial Measures

        To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted operating income before depreciation and amortization expense, or Adjusted OIBDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted OIBDA financial measure differs from GAAP in that it excludes certain expenses such as depreciation, amortization, stock-based compensation, and certain non-cash purchase accounting adjustments, as well as the financial impact of gains or losses on certain asset sales or dispositions. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP as it reflects our consolidated revenues net of our traffic acquisition costs. Adjusted OIBDA, or its equivalent, and Revenue ex-TAC are frequently used by securities analysts, investors and others as a common financial measure of our operating performance.

        These non-GAAP financial measures are the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period to period comparisons, to prepare and approve our annual budget and to develop short and long term operational plans. Additionally, Adjusted OIBDA is the only measure used by the compensation committee of our board of directors to establish the target for and ultimately pay our annual employee bonus pool for virtually all bonus eligible employees. We also frequently use Adjusted OIBDA in our discussions with investors, commercial bankers and other users of our financial statements.

        Management believes these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period to period comparisons and analysis of trends. In particular, the exclusion of certain expenses in calculating Adjusted OIBDA can provide a useful measure for period to period comparisons of our business' underlying recurring revenue and operating costs which is focused more closely on the current costs necessary to utilize previously acquired long-lived assets. In addition, we believe that it can be useful to exclude certain non-cash charges because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. For example, due to the long-lived nature of our media content, revenue generated from our content assets in a given period bears little relationship to the amount of our investment in content in that same period. Accordingly, we believe that content acquisition costs represent a discretionary long-term capital investment decision undertaken by management at a point in time. This investment decision is clearly distinguishable from other ongoing business activities, and its discretionary nature and long term impact differentiate it from specific period transactions, decisions regarding day-to-day operations, and activities that would have immediate performance consequences if materially changed, deferred or terminated.

        We believe that Revenue ex-TAC is a meaningful measure of operating performance because it is frequently used for internal managerial purposes and helps facilitate a more complete period to period understanding of factors and trends affecting our underlying revenue performance.

        Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our consolidated revenue and operating results in the same manner as our management and in comparing financial results across accounting periods and to those of our peer companies.

        The following table presents a reconciliation of Revenue ex-TAC and Adjusted OIBDA for each of the periods presented:

	Year ended March 31, 2007	Nine Months ended December 31, 2007	Year ended December 31,
			2008	2009	2010
	(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$18,073	$49,342	$84,821	$107,717	$152,910
Registrar revenue	40,906	52,953	85,429	90,735	100,026
Less: traffic acquisition costs (TAC)(1)	(5,087)	(7,254)	(7,655)	(10,554)	(12,213)

Total revenue ex-TAC	$53,892	$95,041	$162,595	$187,898	$240,723

Income (loss) from operations		$(7,081)	$(18,770)	$(18,416)	$(479)
Add (deduct):
Depreciation		3,590	10,506	14,963	18,266
Amortization(2)		17,393	33,204	32,152	33,750
Stock-based compensation(3)		3,670	5,970	7,736	9,689
Non-cash purchase accounting adjustments(4)		1,282	1,533	960	779
Gain on sale of asset(5)		—	—	(582)	—

Adjusted OIBDA		$18,854	$32,443	$36,813	$62,005

(1)
Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers' websites.

(2)
Represents the amortization expense of our finite lived intangible assets, including that related to our investment in media content assets, included in our GAAP results of operations.

(3)
Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.

(4)
Represents adjustments for certain deferred revenue and costs that we do not recognize under GAAP because of GAAP purchase accounting.

(5)
Represents a gain recognized on the sale of certain assets included in our GAAP operating results.

        The use of non-GAAP financial measures has certain limitations because they do not reflect all items of income and expense that affect our operations. We compensate for these limitations by reconciling the non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures should be considered in addition to, not as a substitute for, measures prepared in accordance with GAAP. Further, these non-GAAP measures may differ from the non-GAAP information used by other companies, including peer companies, and therefore comparability may be limited. We encourage investors and others to review our financial information in its entirety and not rely on a single financial measure.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, "Selected Financial Data" and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Item I, Part 1A, "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

Overview

        We are a leader in a new Internet-based model for the professional creation of high-quality, commercially valuable, long-lived content at scale. Our business is comprised of two distinct and complementary service offerings: Content & Media and Registrar. Our Content & Media offering is engaged in creating media content, primarily consisting of text articles and videos, and delivering it along with our social media and monetization tools to our owned and operated websites and to our network of customer websites. Our Content & Media service offering also includes a number of websites primarily containing advertising listings, which we refer to as our undeveloped websites. Our Registrar is the world's largest wholesale registrar of Internet domain names and the world's second largest registrar overall, based on the number of names under management, and provides domain name registration and related value-added services.

        Our principal operations and decision-making functions are located in the United States. We report our financial results as one operating segment, with two distinct service offerings. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Together, our service offerings provide us with proprietary data that enable commercially valuable, long-lived content production at scale combined with broad distribution and targeted monetization capabilities. We currently generate substantially all of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and select content and service offerings. Substantially all of our Registrar revenue is derived from domain name registration and related value-added service subscriptions. Our chief operating decision maker regularly reviews revenue for each of our Content & Media and Registrar service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Content & Media and Registrar revenue separately.

        In January 2011, we completed our initial public offering and received proceeds, net of underwriters discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock. As a result of the initial public offering, all shares of our convertible preferred stock converted into 61.7 million shares of common stock and warrants to purchase common stock or convertible preferred stock net exercised into 0.5 million shares of common stock.

        For the years ended December 31, 2008, 2009 and 2010, we reported revenue of $170 million, $198 million and $253 million, respectively. For the years ended December 31, 2008, 2009 and 2010, our Content & Media offering accounted for 50%, 54% and 60% of our total revenue, respectively, and our Registrar service accounted for 50%, 46% and 40% of our total revenue, respectively.

Key Business Metrics

        We regularly review a number of business metrics, including the following key metrics, to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. Measures which we believe are the primary indicators of our performance are as follows:

Content & Media Metrics

  •
  page views:  We define page views as the total number of web pages viewed across our owned and operated websites and/or our network of customer websites, including web pages viewed by consumers on our customers' websites using our social media tools. Page views are primarily tracked through internal systems, such as our Omniture web analytics tool, contain estimates for our customer websites using our social media tools and may use data compiled from certain customer websites. We periodically review and refine our methodology for monitoring, gathering, and counting page views in an effort to improve the accuracy of our measure.

  •
  RPM:  We define RPM as Content & Media revenue per one thousand page views.

Registrar Metrics

  •
  domain:  We define a domain as an individual domain name paid for by a third-party customer where the domain name is managed through our Registrar service offering. This metric does not include any of the company's owned and operated websites.

  •
  average revenue per domain:  We calculate average revenue per domain by dividing Registrar revenues for a period by the average number of domains registered in that period. The average number of domains is the simple average of the number of domains at the beginning and end of the period. Average revenue per domain for partial year periods is annualized.

        The following table sets forth additional performance highlights of key business metrics for the periods presented:

				2008 to 2009	2009 to 2010
	Year ended December 31,
				% Change	% Change
	2008(1)	2009(1)	2010(1)
Content & Media Metrics:
Owned & operated
Page views (in millions)	5,949	6,849	8,233	15%	20%
RPM	$10.56	$10.69	$13.45	1%	26%
Network of customer websites
Page views (in millions)	5,443	10,009	13,155	84%	31%
RPM	$4.04	$3.45	$3.20	(15)%	(7)%
RPM ex-TAC	$2.63	$2.39	$2.27	(9)%	(5)%
Registrar Metrics:
End of Period # of Domains (in millions)	8.8	9.1	11.0	3%	21%
Average Revenue per Domain	$9.85	$10.11	$9.96	3%	(1)%

(1)
For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see "Years ended December 31, 2008, 2009 and 2010" below.

Opportunities, Challenges and Risks

        To date, we have derived substantially all of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by performance-based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement that is displayed on our owned and operated websites and our network of customer websites. For the year ended December 31, 2010, the majority of our advertising revenue was generated by our relationship with Google on a cost-per-click basis. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the years ended December 31, 2009 and 2010, approximately 18% and 29%, respectively, of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click advertising services.

        Our historical growth in Content & Media revenue has principally come from growth in RPM and page views due to increased volume of commercially valuable content published. To a lesser extent, Content & Media revenue growth has resulted from customers utilizing our social media tools and from publishing our content on our network of customer websites, including YouTube. We believe that, in addition to opportunities to grow our revenue and our page views by creating and publishing more content, there is a substantial long term revenue opportunity with respect to selling online advertisements through our internal sales force, particularly on our owned and operated websites. During fiscal year 2010, we began to more aggressively hire and expand our internal advertising sales force, including hiring a chief revenue officer, to exploit this opportunity.

        As we continue to create more content, we may face challenges in finding effective distribution outlets. To address this challenge, we recently began to deploy our content and related advertising capabilities to certain of our customers, such as the online versions of the San Francisco Chronicle and the Houston Chronicle. Previously these customers had used our platform on their websites for social media applications only. Under the terms of our customer arrangements, we are entitled to a share of the underlying revenues generated by the advertisements displayed with our content on these websites. We believe that expanding this business model across our network of customer websites presents a potentially large long-term revenue opportunity. As is the case with our owned and operated websites, under these arrangements we incur substantially all of our content costs up front. However, because under the revenue sharing arrangements we are sharing the resulting revenue, there is a risk that these relationships over the long term will not generate sufficient revenue to meet our financial objectives, including recovering our content creation costs. In addition, the growing presence of other companies that produce online content, including AOL's Seed.com and Associated Content, which was recently acquired by Yahoo!, may create increased competition for available distribution opportunities, which would limit our ability to reach a wider audience of consumers.

        Our content studio identifies and creates online text articles and videos through a community of freelance content creators and is core to our business strategy and long term growth initiatives. As of December 31, 2010, our studio had approximately 13,000 freelance content creators, and during the year ended December 31, 2010, it generated approximately 2 million text articles and videos. Historically, we have made substantial investments in our platform to support our expanding community of freelance content creators and the growth of our content production and distribution, and expect to continue to make such investments. As discussed above, we have also seen increasing competition from large Internet companies such as AOL and Yahoo!. Although these competitive offerings are not directly comparable to all aspects of our content offering, increased competition for freelance content creators could increase our freelance creator costs and adversely impact our ability to attract and retain content creators.

        Registrar revenue growth historically has been driven by growth in the number of domains and growth in average revenue per domain due to an increase in the amounts we charge for registration and related value-added services. Prior to June 30, 2010, our Registrar experienced stable growth in both domains and average revenue per domain. Growth in average revenue per domain was due in part to an increase in our registration pricing in response to price increases from registries which control the rights of large top level domains, or TLDs (such as VeriSign which is the registry for the .com TLD). Beginning in the second quarter of 2010 and extending through early 2011, we expect modest declines in average revenue per domain as a result of recently attracting certain large volume customers, from which we have only begun to recognize revenue, and as a result of more aggressive pricing.

        Our direct costs to register domain names on behalf of our customers are almost exclusively controlled by registries and by the Internet Corporation for Assigned Names and Numbers, or ICANN. ICANN is a private sector, not for profit corporation formed to oversee a number of Internet related tasks, including domain registrations for which it collects fees, previously performed directly on behalf of the U.S. government. In addition, the market for wholesale registrar services is both price sensitive and competitive, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Moreover, we anticipate that any price increases mandated by registries could adversely increase our service costs as a percentage of our total revenue. ICANN is currently deliberating on the timing and framework for a potentially significant expansion of the number of generic TLDs, or gTLDs. Although there can be no assurance that any gTLD expansion will occur, we believe that such expansion, if any, would result in an increase in the number of domains we register and related revenues.

        Our service costs, the largest component of our operating expenses, can vary from period to period based upon the mix of the underlying Content & Media and Registrar services revenue we generate. We believe that our service costs as a percentage of total revenue will decrease as our percentage of revenues derived from our Content & Media service offering increases. In the near term and consistent with historical trends, we expect that the growth in our Content & Media revenue will exceed the growth in our Registrar revenue. As a result, we expect that our service costs as a percentage of our total revenue will decrease when compared to our historical results. However, as we expand our Content & Media offering and enter into more revenue-sharing arrangements with our customers and content creators in the long term, our service costs as a percentage of our total revenue when compared to our historical results may not decrease at a similar rate.

        For the year ended December 31, 2010, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is a substantial opportunity in the long term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. In the near term, we plan to expand our operations internationally to exploit this opportunity. As we expand our business internationally and incur additional expenses associated with this growth initiative, we anticipate certain operating expenses to outpace our international revenue growth in the near term, and modestly impact our operating expenses as a percentage of our revenue throughout the year ended December 31, 2011.

Basis of Presentation

Revenue

        Our revenue is derived from our Content & Media and Registrar service offerings.

Content & Media Revenue

        We currently generate substantially all of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and select content and service offerings. Text articles and videos, each of which we refer to as a content unit, generate revenues both directly and indirectly. Direct revenue is that directly attributable to a content unit, such as advertisements, including sponsored advertising links, display advertisements and in-text advertisements, on the same webpage on which the content is displayed. Indirect revenue is also derived primarily by our content library, but is not directly attributable to a specific content unit. Indirect revenue includes advertising revenue generated on our owned and operated websites' home pages (e.g., home page of eHow.com), on topic category webpages (e.g., home and garden category page), on user generated article pages that feature content that was not acquired through our proprietary content acquisition process, and subscription revenue. Our revenue generating advertising arrangements, for both our owned and operated websites and our network of customer websites, include cost-per-click performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers' products and services. We generate revenue from advertisements displayed alongside our content offered to consumers across a broad range of topics and categories on our owned and operated websites and on certain customer websites. Our advertising revenue also includes revenue derived from cost-per-click advertising links we place on undeveloped websites owned both by us and certain of our customers. To a lesser extent, we also generate revenue from our subscription-based offerings, which include our social media applications deployed on our network of customer websites and subscriptions to premium content or services offered on certain of our owned and operated websites.

        Where we enter into revenue sharing arrangements with our customers, such as for the online version of the San Francisco Chronicle and for undeveloped customer websites, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers as traffic acquisition costs, or TAC, which are included in service costs. In circumstances where the customer acts as the primary obligor, such as YouTube which sells advertisements alongside our video content, we recognize revenue on a net basis.

Registrar Revenue

        Our Registrar revenue is principally comprised of registration fees charged to resellers and consumers in connection with new, renewed and transferred domain name registrations. In addition, our Registrar also generates revenue from the sale of other value-added services that are designed to help our customers easily build, enhance and protect their domains, including security services, e-mail accounts and web-hosting. Finally, we generate revenue from fees related to auction services we provide to facilitate the selling of third-party owned domains. Our Registrar revenue varies based upon the number of domains registered, the rates we charge our customers and our ability to sell value-added services. We market our Registrar wholesale services under our eNom brand, and our retail registration services under the eNomCentral brand, among others.

Operating Expenses

        Operating expenses consist of service costs, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock based compensation and depreciation expenses associated with our capital expenditures.

Service Costs

        Service costs consist of: fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses associated with our owned and operated websites and our network of customer websites, including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; and personnel costs related to in-house editorial, customer service and information technology. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar. In the near term and consistent with historical trends, we expect that the growth in our Content & Media revenue will exceed the growth in our Registrar revenue. As a result, we expect that our service costs as a percentage of our total revenue will decrease when compared to our historical results.

Sales and Marketing

        Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations advertising and promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our Content & Media service, including expenses required to support the expansion of our direct advertising sales force. We currently anticipate that our sales and marketing expenses will continue to increase and will increase in the near term as a percent of revenue as we continue to build our sales and marketing organizations to support the growth of our business.

Product Development

        Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, our owned and operated websites and future product and service offerings of our Registrar. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, but may decrease as a percentage of revenue.

General and Administrative

        General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the years ended December 31, 2009 and 2010, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, we expect that our allowance for doubtful accounts will increase, which may lead to increased bad debt expense. In addition, we have historically operated as a private company. As we continue to expand our business and incur additional expenses associated with being a publicly traded company, we anticipate general and administrative expenses will increase and will increase as a percentage of revenue in the near term. Specifically, we expect that we will incur additional general and administrative expenses to provide insurance for our directors and officers and to comply with the SEC's reporting requirements, exchange listing standards, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. We anticipate that these insurance and compliance costs will substantially increase certain of our general and administrative expenses in the near term although its percentage of revenue will depend upon a variety of factors as listed above.

Amortization of Intangibles

        We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content and to acquire, including through initial registration, undeveloped websites. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of December 31, 2010. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We currently estimate the useful life of our content to be five years. We expect amortization expense to increase modestly in the near term, although its percentage of revenues will depend upon a variety of factors, such as the mix of our investments in content as compared to our identifiable intangible assets acquired in business combinations.

Stock-based Compensation

        Included in our operating expenses are expenses associated with stock based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options granted to employees and restricted stock issued to employees. We record the fair value of these equity-based awards and expense their cost ratably over related vesting periods, which is generally four years. The determination of the fair value of these equity awards on the date of grant as discussed in detail below in "—Critical Accounting Policies and Estimates." In addition, stock-based compensation expense includes the cost of warrants to purchase common and preferred stock issued to certain non-employees.

        As of December 31, 2010, we had approximately $23 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 3 years. In addition, we will recognize approximately $5.0 million in additional stock-based compensation during the first quarter of 2011 related to awards granted to certain executive officers to acquire approximately 2.6 million of our shares that vested in the first quarter of 2011 upon meeting an average closing price of our stock for a stipulated period of time subsequent to our initial public offering. Further, we also expect to recognize approximately $30.8 million in additional stock-based compensation related to awards granted to certain executive officers in August 2010 to acquire 5.8 million of our shares that began vesting upon the completion of our initial public offering on January 31, 2011. This expense will be recognized from January 31, 2011 over a weighted average period of 4.79 years. In future periods, our stock-based compensation is expected to increase materially as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

        Interest expense principally consists of interest on outstanding debt and certain prepaid underwriting costs associated with our $100 million revolving credit facility with a syndicate of commercial banks. As of December 31, 2010, we had no indebtedness outstanding under this facility.

Interest Income

        Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds, short-term United States Treasury obligations and commercial paper.

Other Income (Expense), Net

        Other income (expense), net consists primarily of the change in the fair value of our preferred stock warrant liability, transaction gains and losses on foreign currency-denominated assets and liabilities and changes in the value of certain long term investments. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant when we expand internationally. Our preferred stock warrants were net exercised for common stock upon our initial public offering in January 2011 and thus we will no longer record changes in the value of the warrant subsequent to that date.

Provision for Income Taxes

        Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have legal presence, including the United Kingdom, the Netherlands, Canada, Sweden and beginning in 2011, Ireland. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

        Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States deferred tax assets. As of December 31, 2010, we had approximately $62.0 million of federal and $10.0 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2020 for federal and 2013 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. If an ownership change is deemed to have occurred as a result of our initial public offering, potential near term utilization of these assets could be reduced.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

        We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, capitalization and useful lives associated with our intangible assets, including our internal software and website development and content costs, income taxes, stock-based compensation and the recoverability of our goodwill and long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

        We recognize revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a signed contract. Collectability is assessed based on a number of factors, including transaction history and the credit worthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue.

Content & Media

Advertising Services

        In determining whether an arrangement for our advertising services exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of the other performance criteria. Revenue from performance-based arrangements, including cost-per-click and referral revenues, is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether our fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with a transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data, such as periodic online reports provided by certain of our customer websites, to the contractual performance obligation and to internal or customer performance data in circumstances where such data is available. Historically, any difference between the amounts recognized based on preliminary information and cash collected has not been material to our results of operations.

        Where we enter into revenue sharing arrangements with our customers, such as for the online version of the San Francisco Chronicle or with respect to undeveloped customer websites, and when we are considered the primary obligor, we report the underlying revenues on a gross basis in our consolidated statements of operations. In circumstances where the customer acts as the primary obligor, such as YouTube, we recognize the underlying revenue on a net basis in our statement of operations.

Subscription and Social Media Services

        Subscription services revenue is generated through the sale of membership fees paid to access content available on certain owned and operated websites, such as Trails.com. The majority of the memberships range from six to twelve month terms, and generally renew automatically at the end of the membership term, if not previously cancelled. Membership revenue is recognized on a straight-line basis over the membership term.

        We configure, host and maintain almost all of our platform's social media services for commercial customers. We earn revenues from our social media services through initial set-up fees, recurring management support fees, overage fees in excess of standard usage terms and outside consulting fees. Due to the fact that our social media services customers have no contractual right to take possession of our software, we account for our social media services as subscription service arrangements, whereby social media services revenues are recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred and no significant obligations remain, the selling price is fixed or determinable and collectability is reasonably assured.

        Social media service arrangements may contain multiple elements, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings and consulting services. To the extent that consulting services have value on a standalone basis and there is objective and reliable evidence of social media services, we allocate revenue to each element based upon each element's objective and reliable evidence of fair value. Objective and reliable evidence of fair value for all elements of a service arrangement is based upon our normal pricing and discounting practices for those services when such services are sold separately. To date, substantially all consulting services entered into concurrent with the original social media service arrangements are not treated as separate deliverables as such services are essential to the functionality of the hosted social media services and do not have value to the customer on a standalone basis. Such fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. Fees for other items are recognized as follows:

  •
  Customer set-up fees:  set-up fees are generally paid prior to the commencement of monthly recurring services. We initially defer set-up fees and recognize the related revenue straight-line over the greater of the contractual or estimated customer life once monthly recurring services have commenced.

  •
  Monthly support fees:  recognized each month at contractual rates.

  •
  Overage billings:  recognized when delivered and at contractual rates in excess of standard usage terms.

        We determine the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. We periodically review the estimated customer life at least quarterly and when events or changes in circumstances, such as significant customer attrition relative to expected historical or projected future results, occur. Outside consulting services performed for customers on a stand-alone basis are recognized ratably as services are performed at contractual rates.

Registrar

Domain Name Registration Fees

        Registration fees charged to third parties in connection with new, renewed and transferred domain name registrations are recognized on a straight line basis over the registration term, which range from one to ten years. Payments received in advance of the domain name registration term are included in deferred revenue in our consolidated balance sheets. The registration term and related revenue recognition commences once we confirm that the requested domain name has been recorded in the appropriate registry under accepted contractual performance standards. Associated direct and incremental costs, which principally consist of registry and ICANN fees, are also deferred and expensed as service costs on a straight line basis over the registration term.

        Our wholly owned subsidiary, eNom, is an ICANN accredited registrar. Thus, we are the primary obligor with our reseller and retail registrant customers and are responsible for the fulfillment of our registrar services. As a result, we report revenue derived from the fees we receive from our resellers and retail registrant customers for registrations on a gross basis in our consolidated statements of operations. A minority of our resellers have contracted with us to provide billing and credit card processing services to the resellers' retail customer base in addition to registration services. Under these circumstances, the cash collected from these resellers' retail customer base exceeds the fixed amount per transaction that we charge for domain name registration services. Accordingly, these amounts, which are collected for the benefit of the reseller, are not recognized as revenue and are recorded as a liability until remitted to the reseller on a periodic basis. Revenue from these resellers is reported on a net basis because the reseller determines the price to charge retail customers and maintains the primary customer relationship.

Value-added Services

        Revenue from online Registrar value-added services, which include, but are not limited to, security certificates, domain name identification protection, charges associated with alternative payment methodologies, web hosting services and email services is recognized on a straight line basis over the period in which services are provided. Payments received in advance of services being provided are included in deferred revenue.

Auction Service Revenues

        Domain name auction service revenues represent fees received from facilitating the sale of third-party owned domains through an online bidding process primarily through NameJet, a domain name aftermarket auction company formed in October 2007 by us and an unrelated third party. While certain names sold through the auction process are registered on our Registrar platform upon sale, we have determined that auction revenues and related registration revenues represent separate units of accounting, given that the domain name has value to the customers on a standalone basis and there is objective and reliable evidence of the fair value of the registration service. We recognize the related registration fees on a straight-line basis over the registration term. We recognize the bidding portion of auction revenues upon sale, net of payments to third parties since we are acting as an agent only.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable primarily consist of amounts due from:

  •
  third parties who provide advertising services to our owned and operated websites and certain customer websites in exchange for a share of the underlying advertising revenue. Accounts receivable from these advertising providers are recorded as the amount of the revenue share as reported to us by them and are generally due within 30 to 45 days from the month-end in which the invoice is generated. Certain accounts receivable from these providers are billed quarterly and are due within 45 days from the quarter-end in which the invoice is generated, and are non-interest bearing;

  •
  social media services customers and include: account set-up fees, which are generally billed and collected once set-up services are completed; monthly recurring services, which are billed in advance of services on a quarterly or monthly basis; account overages, which are billed when incurred and contractually due; and consulting services, which are generally billed in the same manner as set-up fees. Accounts receivable from social media customers are recorded at the invoiced amount, are generally due within 30 days and are non-interest bearing;

  •
  direct advertisers who engage us to deliver branded advertising views. Accounts receivable from our direct advertisers are recorded at negotiated advertising rates (customarily based on advertising impressions) and as the related advertising is delivered over our owned and operated websites. Direct advertising accounts receivables are due within 30 to 60 days from the date the advertising services are delivered and billed; and

  •
  customers who syndicate the Company's content over their websites in exchange for a share of related advertising revenue. Accounts receivable from our customers are recorded at the revenue share as reported by our customers and are due within 30 to 45 days.

        We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables from our customers based on our best estimate of the amount of probable losses from existing accounts receivable. We determine the allowance based on analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. In addition, past due balances over 90 days and specific other balances are reviewed individually for collectability on at least a quarterly basis.

Goodwill

        Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We perform our impairment testing for goodwill at the reporting unit level. As of December 31, 2010, we determined that we have three reporting units. For the purpose of performing the required impairment tests, we primarily apply a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. We test goodwill for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

        The testing for a potential impairment of goodwill involves a two-step process. The first step involves comparing the estimated fair values of our reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, the second step is performed to determine if goodwill is impaired and to recognize the amount of impairment loss, if any. The estimate of the fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit and may require valuations of certain recognized and unrecognized intangible assets such as our content, software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. To date, we have not recognized an impairment loss associated with our goodwill.

        We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. As of December 31, 2010, the date of the most recent impairment assessment, we determined that the fair value of each of our reporting units was substantially in excess of its carrying value.

Capitalization and Useful Lives Associated with our Intangible Assets, including Content and Internal Software and Website Development Costs

        We publish long-lived media content generated by our content studio which we commission and acquire from third party freelance content creators. Direct costs incurred for each individual content unit that we determine embodies a probable future economic benefit are capitalized. The vast majority of direct content costs represent amounts paid to freelance content creators to acquire content units and, to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of acquired content units prior to their publication. Internal costs not directly attributable to the enhancement of content units acquired prior to publication are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of websites on which our content resides. We generally acquire content when our internal systems and processes, including an analysis of millions of historical Internet search queries, advertising marketing terms, or keywords, and other data provide reasonable assurance that, given predicted consumer and advertiser demand relative to our predetermined cost to acquire the content, the content unit will generate revenues over its useful life that exceed the cost of acquisition. In determining whether content embodies probable future economic benefit required for asset capitalization, we make judgments and estimates including the forecasted number of page views and the advertising rates that the content will generate. These estimates and judgments take into consideration various inherent uncertainties including, but not limited to, our expected ability to renew at favorable terms or replace certain material agreements with Google that currently provide a significant portion of our revenues; the expected ability of our direct advertising sales force to sell branded advertisements; the fact that our content creation and distribution model is new and evolving and may be impacted by competition and technological advancements; our ability to expand existing and enter into new distribution channels and applications for our content; and whether we will be able to continue to create content of the same quality or generate similar economic returns from content in the future. Management has reviewed, and intends to regularly review the operating performance of content in determining probable future economic benefits of our content.

        We also capitalize initial registration and acquisition costs of our undeveloped websites and our internally developed software and website development costs during their development phase.

        In addition we have also capitalized certain identifiable intangible assets acquired in connection with business combinations and we use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions and estimates including projected revenues, operating costs, growth rates, useful lives and discount rates.

        Our finite lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the estimated pattern in which the underlying economic benefits are consumed. Capitalized website registration costs for undeveloped websites are amortized on a straight-line basis over their estimated useful lives of one to seven years. Internally developed software and website development costs are depreciated on a straight-line basis over their estimated three year useful life. We amortize our intangible assets acquired through business combinations on a straight-line basis over the period in which the underlying economic benefits are expected to be consumed.

        Capitalized content is amortized on a straight-line basis over five years, representing our estimate of the pattern that the underlying economic benefits are expected to be realized and based on our estimates of the projected cash flows from advertising revenues expected to be generated by the deployment of our content. These estimates are based on our current plans and projections for our content, our comparison of the economic returns generated by content of comparable quality and an analysis of historical cash flows generated by that content to date which, particularly for more recent content cohorts, is somewhat limited. To date, certain content that we acquired in business combinations has generated cash flows from advertisements beyond a five year useful life. The acquisition of content, at scale, however, is a new and rapidly evolving model, and therefore we closely monitor its performance and, periodically, assess its estimated useful life.

        Advertising revenue generated from the deployment of our media content makes up a significant element of our business such that amounts we record in our financial statements related to our content are material. Significant judgment is required in estimating the useful life of our content. Changes from the five year useful life we currently use to amortize our capitalized content would have a significant impact on our financial statements. For example, if underlying assumptions were to change such that our estimate of the weighted average useful life of our media content was higher by one year from

January 1, 2010, our net loss would decrease by approximately $2.5 million for the year ended December 31, 2010, and would increase by approximately $3.7 million should the weighted average useful life be reduced by one year. We periodically assess the useful life of our content, and when adjustments in our estimate of the useful life of content are required, any changes from prior estimates are accounted for prospectively.

Recoverability of Long-lived Assets

        We evaluate the recoverability of our intangible assets, and other long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners such as Google on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrates continuing losses associated with the use of our long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long-lived assets, including (i) the nature of the direct and any indirect revenues generated by the assets; (ii) the interdependency of the revenues generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenues, operating margins, economic life of assets, overheads, taxation and discount rates. To date, we have not recognized any such impairment loss associated with our long-lived assets.

Income Taxes

        We account for our income taxes using the liability and asset method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or in our tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets and valuation allowances are provided when necessary to reduce deferred tax assets to the amounts expected to be realized.

        We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, and relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

        We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax (benefit) provision in the accompanying statements of operations.

        We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Stock-based Compensation

        We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service and/or performance based vesting conditions, the fair value is estimated using the Black-Scholes option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat share-based payment awards, other than performance awards, with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options restricted stock units, restricted stock awards and restricted stock purchase rights.

        Some employee award grants contain certain performance and/or market conditions. We recognize compensation cost for awards with performance conditions based upon the probability of the performance condition being met, net of an estimate of pre-vesting forfeitures. Awards granted with performance and/or market conditions are amortized using the graded vesting method. The effect of a market condition is reflected in the award's fair value on the grant date. We use a Monte Carlo simulation model or a binomial lattice model to determine the grant date fair value of awards with market conditions. All compensation expense for an award that has a market condition is recognized as the requisite service period is fulfilled, even if the market condition is never satisfied.

        We account for stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. Stock option awards to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Our management believes that the fair value of stock options is more reliably measured than the fair value of the services received. The fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

        The Black-Scholes option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include estimating the fair value of our underlying stock, the expected volatility and the expected term of the award. In addition, the recognition of stock-based compensation expense is impacted by estimated forfeiture rates.

        Because our common stock was not publicly traded since our inception through the year ended December 31, 2010, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the Internet and media industry with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through December 31, 2008, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. Effective January 1, 2009, we calculated the weighted average expected life of our options based upon our historical experience of option exercises combined with estimates of the post-vesting holding period. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

 Results of Operations

        The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2008	2009	2010
	(In thousands)
Revenue	$170,250	$198,452	$252,936
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	98,184	114,536	131,332
Sales and marketing	15,310	20,044	24,424
Product development	14,252	21,657	26,538
General and administrative	28,070	28,479	37,371
Amortization of intangible assets	33,204	32,152	33,750

Total operating expenses	189,020	216,868	253,415

Loss from operations	(18,770)	(18,416)	(479)

Other income (expense)
Interest income	1,636	494	25
Interest expense	(2,131)	(1,759)	(688)
Other income (expense), net	(250)	(19)	(286)

Total other expense	(745)	(1,284)	(949)

Loss before income taxes	(19,515)	(19,700)	(1,428)
Income tax benefit (expense)	4,612	(2,771)	(3,897)

Net loss	(14,903)	(22,471)	(5,325)
Cumulative preferred stock dividends	(28,209)	(30,848)	(33,251)

Net loss attributable to common shareholders	$(43,112)	$(53,319)	$(38,576)

(1)
Depreciation expense included in the above line items:

Service costs	$8,158	$11,882	$14,783
Sales and marketing	94	184	187
Product development	1,094	1,434	1,346
General and administrative	1,160	1,463	1,950

Total depreciation expense	$10,506	$14,963	$18,266

(2)
Stock-based compensation included in the above line items:

Service costs	$532	$527	$868
Sales and marketing	1,526	1,611	2,379
Product development	875	1,504	1,692
General and administrative	3,037	4,094	4,750

Total stock-based compensation	$5,970	$7,736	$9,689

        As a percentage of revenue:

	Year ended December 31,
	2008	2009	2010
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets)	57.7%	57.7%	51.9%
Sales and marketing	9.0%	10.1%	9.7%
Product development	8.4%	10.9%	10.5%
General and administrative	16.5%	14.4%	14.8%
Amortization of intangible assets	19.5%	16.2%	13.3%

Total operating expenses	111.0%	109.3%	100.2%

Loss from operations	(11.0)%	(9.3)%	(0.2)%

Other income (expense)
Interest income	1.0%	0.3%	0.0%
Interest expense	(1.3)%	(0.9)%	(0.3)%
Other income (expense), net	(0.2)%	(0.0)%	(0.1)%

Total other expense	(0.5)%	(0.6)%	(0.4)%

Loss before income taxes	(11.5)%	(9.9)%	(0.6)%
Income tax (expense) benefit	2.7%	(1.4)%	(1.5)%

Net Loss	(8.8)%	(11.3)%	(2.1)%

Years ended December 31, 2008, 2009 and 2010

Revenue

        Revenue by service line were as follows:

				% Change
	Year Ended December 31,
				2008 to 2009	2009 to 2010
	2008	2009	2010
	(In thousands)
Content & Media:
Owned and operated websites	$62,833	$73,204	$110,770	17%	51%
Network of customer websites	21,988	34,513	42,140	57%	22%

Total Content & Media	84,821	107,717	152,910	27%	42%
Registrar	85,429	90,735	100,026	6%	10%

Total revenue	$170,250	$198,452	$252,936	17%	27%

  Content & Media Revenue from Owned and Operated Websites

  •
  2010 compared to 2009.  Content & Media revenue from our owned and operated websites increased by $37.6 million, or 51% to $110.8 million for the year ended December 31, 2010, compared to $73.2 million for the same period in 2009. The year-over-year increase was largely due to increased page views and RPMs. Page views on our owned and operated websites increased by 20%, from 6.8 billion page views in the year ended December 31, 2009 to 8.2 billion page views in the year ended December 31, 2010. The increase in page views was due primarily to increased publishing of our platform content on our owned and operated websites, offset by a decrease in page views from certain owned and operated websites that are not heavily dependent upon our platform content, such as certain entertainment web properties. RPMs on our owned and operated websites increased by 26%, from $10.69 in the year ended December 31, 2009 to $13.45 in the year ended December 31, 2010. The overall increase in RPMs was primarily attributable to the overall increase in page views on eHow, which has higher RPMs than the weighted average of our other owned and operated websites, offset by decreased RPMs on the monetization of our undeveloped websites, which was largely due to overall declines in advertising yields from our advertising networks. In addition RPM growth was driven by increased display advertising revenue sold directly through our sales force during the year ended December 31, 2010 as compared to 2009. On average, our direct display advertising sales generate higher RPMs than display advertising that we deliver from our advertising networks, such as Google.

  •
  2009 compared to 2008.  Content & Media revenue from our owned and operated websites increased by $10.4 million, or 17% to $73.2 million for the year ended December 31, 2009, compared to $62.8 million for the same period in 2008. The year over year increase was largely due to increased page views, and, to a lesser extent RPMs. Page views on our owned and operated websites increased by 15%, from 5.9 billion page views in the year ended December 31, 2008 to 6.8 billion page views in the year ended December 31, 2009. The increase in page views was due primarily to increased publishing of our platform content on our owned and operated websites offset by a decrease in page views from certain owned and operated websites that are not heavily dependent upon our platform content, such as certain entertainment web properties. RPMs on our owned and operated websites increased slightly by 1%, from $10.56 in the year ended December 31, 2008 to $10.69 in the year ended December 31, 2009. The overall increase in RPMs was primarily attributable to the overall increase in page views on eHow, which has higher RPMs than the weighted average of our other owned and operated websites, offset by decreased RPMs on the monetization of our undeveloped websites, which was largely due to overall declines in advertising yields from our advertising providers.

  Content & Media Revenue from Network of Customer Websites

  •
  2010 compared to 2009.  Content & Media revenue from our network of customer websites for the year ended December 31, 2010 increased by $7.6 million or 22% to $42.1 million, as compared to $34.5 million in the same period in 2009. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 3.2 billion or 31%, from 10.0 billion page views in the year ended December 31, 2009 to 13.2 billion pages viewed in the year ended December 31, 2010. The increase in page views was due primarily to growth in the number of publishers adopting our social media applications. RPMs decreased 7% from $3.45 in the year ended December 31, 2009 to $3.20 in the year ended December 31, 2010. The decrease in RPMs was largely due to a mix shift to page views from our social media customers which typically generate lower RPMs as well as overall declines in advertising yields from our advertising networks relating to our customers' undeveloped websites.

  •
  2009 compared to 2008.  Content & Media revenue from our network of customer websites for the year ended December 31, 2009 increased by $12.5 million or 57% to $34.5 million, as compared to $22.0 million in the same period in 2008. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 4.6 billion or 84%, from 5.4 billion page views in the year ended December 31, 2008 to 10.0 billion pages viewed in the year ended December 31, 2009. The increase in page views was due to the acquisition of Pluck in March 2008, which resulted in the inclusion of page views from our social media customer base for approximately ten months for the year ended December 31, 2008 compared to a full year in 2009, and the subsequent growth of publishers adopting our social media applications. RPMs decreased 15% from $4.04 in the year ended December 31, 2008 to $3.45 in the year ended December 31, 2009. The decrease in RPMs was largely due to overall declines in advertising yields from our advertising providers relating to our customers' undeveloped websites.

  Registrar Revenue

  •
  2010 compared to 2009.  Registrar revenue for the year ended December 31, 2010 increased $9.3 million or 10%, to $100.0 million compared to $90.7 million for the same period in 2009. The increase was largely due to an increase in domains, due in large part to an increased number of new domain registration and domain renewal registrations in 2010 compared to 2009 partially offset by a slight decrease in our average revenue per domain. The number of domain registrations increased 1.9 million or 21% to 11.0 million during the year ended December 31, 2010 as compared to 9.1 million. Our average revenue per domain decreased slightly by $0.15 or 1% to $9.96 during the year ended December 31, 2010 from $10.11 in the same period in 2009 largely due to a higher mix of volume-based domain resellers transferring over their domain registrations in the latter half of 2010 as compared to 2009.

  •
  2009 compared to 2008.  Registrar revenue for the year ended December 31, 2009 increased $5.3 million or 6%, to $90.7 million compared to $85.4 million for the same period in 2008. The increase was largely due to an increase in domains, due in large part to an increased number of domain renewal registrations in 2009 compared to 2008, coupled with a slight increase in our average revenue per domain. The number of domain registrations increased 0.3 million or 3% to 9.1 million during the year ended December 31, 2009 as compared to 0.3 million or 4% to 8.8 million during the same period in 2008. Our average revenue per domain increased slightly by $0.26 or 3% to $10.11 during the year ended December 31, 2009 from $9.85 in the same period in 2008 largely due to price increases effected by our registry partners and increased sales of value-added services.

Cost and Expenses

        Operating costs and expenses were as follows:

				% Change
	Year ended December 31,
				(2008 to 2009)	(2009 to 2010)
	2008	2009	2010
	(in thousands)
Service costs (exclusive of amortization of intangible assets)	$98,184	$114,536	$131,332	17%	15%
Sales and marketing	15,310	20,044	24,424	31%	22%
Product development	14,252	21,657	26,538	52%	23%
General and administrative	28,070	28,479	37,371	1%	31%
Amortization of intangible assets	33,204	32,152	33,750	(3)%	5%

  Service Costs

  •
  2010 compared to 2009.  Service costs for the year ended December 31, 2010 increased by approximately $16.8 million or 15% to $131.3 million compared to $114.5 million in the same period in 2009. The increase was largely due to a $7.4 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $1.6 million increase in TAC due to an increase in undeveloped website customers and related revenue over the same period, a $1.4 million increase in direct costs associated with operating our network, a $2.9 million increase in depreciation expense of technology assets purchased in the prior and current periods required to manage the growth of our Internet traffic, data centers, advertising transactions, domain registrations and new products and services and a $1.5 million increase in personnel and related costs due to increased head count. As a percentage of revenues, service costs decreased 580 basis points to 51.9% for the year ended December 31, 2010 from 57.7% during the same period in 2009 primarily due to Content & Media revenues representing a higher percentage of total revenues during the year ended December 31, 2010 as compared to the same period in 2009.

  •
  2009 compared to 2008.  Service costs for the year ended December 31, 2009 increased by approximately $16.3 million or 17% to $114.5 million compared to $98.2 million in the same period in 2008. The increase was largely due to a $2.9 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $2.9 million increase in TAC due to an increase in undeveloped website customers and related revenue over the same period, a $1.7 million increase in direct costs associated with operating our network, a $1.7 million increase in revenue share payments and a $3.7 million increase in depreciation expense of technology assets purchased in the prior and current periods required to manage the growth of our Internet traffic, data centers, advertising transactions, domain registrations and new products and services. As a percentage of revenues, service costs remained flat at 57.7% in 2009 compared to 2008 largely due to the revenue growth from our owned and operated websites, which decreased service costs as a percentage of revenue, offset by the revenue growth from our undeveloped website customers, which resulted in slightly higher TAC as a percentage of our revenue in 2009 compared to 2008.

  Sales and Marketing

  •
  2010 compared to 2009.  Sales and marketing expenses increased 22% or $4.4 million to $24.4 million for the year ended December 31, 2010 from $20.0 million for the same period in 2009. The increase was largely due to growth in our business including a $2.8 million increase in personnel costs related to growing our direct advertising sales team and an increase in sales commissions and $0.8 million related to increase in stock-based compensation expense due to additional stock options granted to our employees. As a percentage of revenue, sales and marketing expense decreased 40 basis points to 9.7% during the year ended December 31, 2010 from 10.1% during the same period in 2009.

  •
  2009 compared to 2008.  Sales and marketing expenses increased 31% or $4.7 million to $20.0 million for the year ended December 31, 2009 from $15.3 million for the same period in 2008. The increase was largely due to a $2.5 million increase in personnel costs related to growing our direct advertising sales team and an increase in sales commissions, coupled with a $1.5 million increase in marketing and advertising expense for our owned and operated properties in 2009 compared to 2008. As a percentage of revenue, sales and marketing expenses increased by 110 basis points from 9.0% during the year ended December 31, 2008 to 10.1% during the year ended December 31, 2009 largely due to the above-discussed growth of our sales personnel and advertising costs.

  Product Development

  •
  2010 compared to 2009.  Product development expenses increased by $4.9 million or 23% to $26.5 million during the year ended December 31, 2010 compared to $21.7 million in the same period in 2009. The year-over-year increase was largely due to approximately $3.9 million increase in personnel and related costs, net of internal costs capitalized as internal software development, to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. As a percentage of revenue, product development expenses decreased 40 basis points to 10.5% during the year ended December 31, 2010 compared to 10.9% during the same period in 2009.

  •
  2009 compared to 2008.  Product development expenses increased by $7.4 million or 52% to $21.7 million during the year ended December 31, 2009 compared to $14.3 million in the same period in 2008. The year-over-year increase was largely due to approximately $6.1 million increase in personnel and related costs, net of internal costs capitalized as internal software development, to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. As a percentage of revenue, product development expenses increased 250 basis points to 10.9% during the year ended December 31, 2009 compared to 8.4% during the same period in 2008.

  General and Administrative

  •
  2010 compared to 2009.  General and administrative expenses increased by $8.9 million or 31% to $37.4 million during the year ended December 31, 2010 compared to $28.5 million in the same period in 2009. The increase was primarily due to a $2.7 million increase in personnel costs and a $1.6 million increase certain information technology costs to support the growth of our business, a $1.4 million increase in professional fees primarily related to our public company readiness efforts, a $0.7 million increase in stock-based compensation expense, a $0.4 million increase in rent expense for additional office space to support our growth, and the inclusion of a $0.6 million gain on sale of one of our acquired website properties as a reduction to general and administrative expenses in the year ended December 31, 2009. As a percentage of revenue, general and administrative costs increased 40 basis points to 14.8% during the year ended December 31, 2010 compared to 14.4% during the year ended December 2009.

  •
  2009 compared to 2008.  General and administrative expenses increased by $0.4 million or 1% to $28.5 million during the year ended December 31, 2009 compared to $28.1 million in the same period in 2008. The increase was largely due to increases in personnel costs of $0.9 million and facilities-related expenses of $0.6 million offset by decreases of $0.4 million in our bad debt expense due to improved cash collections and the inclusion of a $0.6 million gain on sale of one of our acquired website properties as a reduction to general and administrative expenses. As a percentage of revenue, general and administrative costs decreased 210 basis points to 14.4% during the year ended December 31, 2009 compared to 16.5% during the same period in 2008.

  Amortization of Intangibles

  •
  2010 compared to 2009.  Amortization expense for the year ended December 31, 2010 increased by $1.6 million or 5% to $33.8 million compared to $32.2 million in the same period in 2009. The increase was primarily due to a $7.8 million increase in amortization of content due to our increased investment in our content library during 2010 compared to prior years. Offsetting this increase was a $4.0 million decrease in amortization of our identifiable intangible assets acquired in business combinations as a result of no business acquisition activities in 2010 compared to prior years, and a $2.1 million decrease in amortization of our undeveloped websites largely due to reduced investments in undeveloped websites in 2010 compared to 2009. As a percentage of revenue, amortization of intangible assets decreased 290 basis points to 13.3% during the year ended December 31, 2010 compared to 16.2% during the same period in 2009 as the result of the increase in revenue and the factors listed above.

  •
  2009 compared to 2008.  Amortization expense for the year ended December 31, 2009 decreased by $1.0 million or 3% to $32.2 million compared to $33.2 million in the same period in 2008. The decrease was due to a $1.8 million decrease in amortization of our identifiable intangible assets acquired in business combinations as a result of no business acquisition activities in 2009 compared to prior years, and a $1.4 million decrease in amortization of our undeveloped websites largely due to reduced investments in undeveloped websites in 2009 compared to 2008. Offsetting these decreases was a $2.1 million increase in amortization of content due to our growing investment in our platform. As a percentage of revenue, amortization of intangible assets decreased 330 basis points to 16.2% during the year ended December 31, 2009 compared to 19.5% during the same period in 2008.

  Interest Income

  •
  2010 compared to 2009.  Interest income for the year ended December 31, 2010 decreased by $0.5 million or 95% to less than $0.1 million compared to $0.5 million in the same period in 2009. The decrease in our interest income during the year ended December 31, 2010 was a result of our maintaining higher average cash balances during the year ended December 31, 2009.

  •
  2009 compared to 2008.  Interest income for the year ended December 31, 2009 decreased by $1.1 million or 70% to $0.5 million compared to $1.6 million in the same period in 2008. The decrease in our interest income during the year ended December 31, 2009 was a result of our receiving higher returns on our cash and short-term investment balances during the year ended December 31, 2008, coupled with higher average cash balances during the year ended December 31, 2008 as a result of our decision to pay down $45.0 million on our revolving line of credit throughout 2009.

  Interest Expense

  •
  2010 compared to 2009.  Interest expense for the year ended December 31, 2010 decreased by $1.1 million or 61% to $0.7 million compared to $1.8 million in the same period in 2009. The decrease in our interest expense during the year ended December 31, 2010 was primarily a result of lower average debt balances during the year ended December 31, 2010 as compared to 2009. In addition, we issued $10.0 million in unsecured promissory notes in conjunction with the acquisition of our social media tools business in March 2008, which resulted in interest expense of $0.2 million in 2009. These promissory notes were repaid in full in April 2009.

  •
  2009 compared to 2008.  Interest expense for the year ended December 31, 2009 decreased by $0.3 million or 17% to $1.8 million compared to $2.1 million in the same period in 2008. The decrease in our interest expense during the year ended December 31, 2009 was primarily a result of lower overall interest rates associated with our revolving credit facility throughout the year ended December 31, 2009 compared to the same period in 2008. In addition, we issued $10 million in unsecured promissory notes in conjunction with the acquisition of Pluck in March 2008, which were repaid in full in April 2009. Interest expense related to these promissory notes was approximately $0.6 million in 2008 compared to $0.2 million in 2009.

  Other Income (Expense), Net

  •
  2010 compared to 2009.  Other income (expenses), net for the year ended December 31, 2010 increased by $0.3 million to $0.3 million of expense compared to less than $0.1 million in the same period in 2009. The increase in other income (expense) net during the year ended December 31, 2010 was primarily a result of $0.3 million of expense increase in the impact of changes in the fair value associated with our preferred warrant outstanding in 2010 and 2009.

  •
  2009 compared to 2008.  Other income (expenses), net for the year ended December 31, 2009 decreased by $0.2 million or 92% to less than $0.1 million of expense compared to $0.3 million of expense in the same period in 2008. The decrease in other income (expense) net during the year ended December 31, 2009 was primarily a result of $0.2 million in lower overall transaction gains and losses on settlements of international receivables and an approximately $0.2 million decrease in the impact of changes in the fair value associated with our preferred warrant outstanding in 2008 and 2009, offset by one time write-down of a certain investments in 2008 of $0.3 million.

  Income Tax (Benefit) Provision

  •
  2010 compared to 2009.  During the year ended December 31, 2010, we recorded an income tax provision of $3.9 million compared to $2.8 million during the same period in 2009, representing a $1.1 million or 41% year-over-year increase despite no significant changes in our year-over-year operating losses before income taxes. The $1.1 million increase was largely due to a change in our valuation allowance, which increased by $3.0 million from $11.4 million during the year ended December 31, 2009, to $14.4 million in the same period in 2010, primarily as a result of increases in net deferred tax assets, which includes the impact of tax amortization of deductible goodwill, the ultimate realization of which is uncertain and thus not available to assure the realization of deferred tax assets. In addition, the increase was also due to corresponding movements in state deferred tax balances as a result of changes in state tax laws and the Company's state tax apportionment rates during 2010.

  •
  2009 compared to 2008.  During the year ended December 31, 2009, we recorded an income tax provision of $2.8 million compared to an income tax benefit of $4.6 million during the same period in 2008, representing a $7.4 million year-over-year increase despite no significant changes in our year over year operating losses before income taxes. The $7.4 million increase was largely due to a change in our valuation allowance, which increased by $8.7 million from $2.7 million during the year ended December 31, 2008, to $11.4 million in the same period in 2009, primarily as a result of increases in net deferred tax assets, which includes the impact of tax amortization of deductible goodwill, the ultimate realization of which is uncertain and thus not available to assure the realization of deferred tax assets. The increase in the corresponding valuation allowance was partially offset by movements in state deferred tax balances as a result of changes in state tax laws and the Company's state tax footprint from acquisitions impacting state apportionment rates.

Quarterly Results of Operations

        The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2009 and 2010, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter Ended,
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share data)
Revenue:
Content & Media:
Owned and operated websites	$15,374	$16,823	$19,452	$21,555	$20,934	$25,702	$29,346	$34,787
Network websites	6,721	8,133	9,138	10,521	9,264	10,391	10,471	12,015

Total Content & Media	22,095	24,956	28,590	32,076	30,198	36,093	39,817	46,802
Registrar	21,864	22,358	23,102	23,411	23,449	24,262	25,538	26,777

Total revenue	43,959	47,314	51,692	55,487	53,647	60,355	65,355	73,579
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)(3)	26,049	27,314	29,632	31,541	30,164	31,571	33,474	36,123
Sales and marketing	4,599	4,632	5,143	5,670	4,751	5,645	6,409	7,619
Product development	4,998	4,932	5,478	6,249	6,032	6,482	6,622	7,402
General and administrative	7,302	6,813	7,082	7,282	7,978	9,462	9,595	10,336
Amortization of intangible assets	8,275	8,154	7,825	7,898	7,935	8,238	8,309	9,268

Total operating expenses	51,223	51,845	55,160	58,640	56,860	61,398	64,409	70,748

Income (loss) from operations	(7,264)	(4,531)	(3,468)	(3,153)	(3,213)	(1,043)	946	2,831

Other income (expense)
Interest income	139	84	62	209	8	3	8	6
Interest expense	(658)	(481)	(369)	(251)	(181)	(168)	(168)	(171)
Other income (expense), net	(115)	115	(2)	(17)	(19)	(109)	(36)	(122)

Total other expense	(634)	(282)	(309)	(59)	(192)	(274)	(196)	(287)

Income (loss) before income taxes	(7,898)	(4,813)	(3,777)	(3,212)	(3,405)	(1,317)	750	2,544
Income tax expense	(1,048)	(644)	(356)	(723)	(717)	(610)	(1,055)	(1,515)

Net income (loss)	(8,946)	(5,457)	(4,133)	(3,935)	(4,122)	(1,927)	(305)	1,029
Cumulative preferred stock dividends	(7,398)	(7,617)	(7,843)	(7,990)	(7,963)	(8,243)	(8,443)	(8,602)

Net loss attributable to common stockholder	$(16,344)	$(13,074)	$(11,976)	$(11,925)	$(12,085)	$(10,170)	$(8,748)	(7,573)

Net loss per share:
Basic and diluted	$(1.61)	$(1.21)	$(1.04)	$(0.98)	$(0.94)	$(0.75)	$(0.64)	$(0.54)

Weighted average shares outstanding(4)(5):
Basic and diluted	10,141	10,818	11,496	12,155	12,875	13,482	13,698	13,966

(1) Depreciation expense included in the above line items:
Service costs	$2,586	$2,805	$3,044	$3,447	$3,343	$3,483	$3,598	$4,359
Sales and marketing	42	48	47	47	41	41	46	59
Product development	327	348	358	401	341	318	337	350
General and administrative	323	345	364	431	405	516	494	535

Total depreciation expense	$3,278	$3,546	$3,813	$4,326	$4,130	$4,358	$4,475	$5,303

(2) Stock-based compensation included in the above line items:
Service costs	$113	$143	$125	$146	$207	$221	$235	$205
Sales and marketing	397	266	443	505	464	504	653	758
Product development	322	296	528	358	338	437	441	476
General and administrative	1,009	1,035	1,064	986	1,233	1,367	1,043	1,107

Total stock-based compensation	$1,841	$1,740	$2,160	$1,995	$2,242	$2,529	$2,372	$2,546

(3) Service costs include: traffic acquisitions costs of	$1,641	$2,261	$3,072	$3,580	$2,693	$3,063	$3,155	$3,302

(4)
For a description of the method used to compute our basic and diluted net loss per share, refer to note 1 in Part II, Item 6, "Selected Financial Data."

(5)
In October 2010, our stockholders approved a 1-for-2 reverse stock split of our outstanding common stock, and a proportional adjustment to the existing conversion ratios for each series of preferred stock which was effected in January 2011. Accordingly, all share and per share amounts for all periods presented have been adjusted retrospectively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratio.

Seasonality of Quarterly Results

        In general, Internet usage and online commerce and advertising are seasonally strongest in the fourth quarter and generally slower during the summer months. While we believe that these seasonal trends have affected and will continue to affect our quarterly results, our rapid growth in operations may have overshadowed these effects to date. We believe that our business may become more seasonal in the future.

Liquidity and Capital Resources

        As of December 31, 2010, our principal sources of liquidity were our cash and cash equivalents in the amount of $32.3 million, which primarily are invested in money market funds, and our $100 million revolving credit facility with a syndicate of commercial banks. Subsequent to our year end, we completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

        Historically, we have principally financed our operations from the issuance of convertible preferred stock, net cash provided by our operating activities and borrowings under our $100 million revolving credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings and the net sales and purchases of our marketable securities. Since our inception through March 2008, we also used significant cash to make strategic acquisitions to further grow our business and may do so again in the future.

        On May 25, 2007, we entered into a five-year $100 million revolving credit facility with a syndicate of commercial banks. The agreement contains customary events of default and certain financial covenants, such as a minimum fixed charge ratio and a maximum net senior funded leverage ratio. As of December 31, 2010, no balance was outstanding on the credit agreement, $93 million was available for borrowing and we were in compliance with all covenants. In the future, we may utilize commercial financings, lines of credit and term loans with our syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our content, platform and technologies.

        We expect that the proceeds of our initial public offering, our $100 million revolving credit facility and our cash flows from operating activities together with our cash on hand, will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in content and make potential acquisitions.

        The following table sets forth our major sources and (uses) of cash for the each period as set forth below:

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Net cash provided by operating activities	$35,942	$39,231	$61,624
Net cash used in investing activities	(78,862)	(22,791)	(66,296)
Net cash provided by (used in) financing activities	86,144	(54,990)	(10,537)

Cash Flow from Operating Activities

Year ended December 31, 2010

        Net cash inflows from our operating activities of $61.6 million primarily resulted from improved operating performance. Our net loss during the year was $5.3 million, which included non-cash charges of $64.3 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash inflows was from changes in our working capital, including deferred revenue and accrued expenses of $17.6 million, offset by net cash outflows from deferred registry fees and accounts receivable of $16.9 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees. The increase in our accounts receivable reflects growth in advertising revenue from our platform.

Year ended December 31, 2009

        Net cash inflows from our operating activities of $39.2 million primarily resulted from improved operating performance. Our net loss during the year was $22.5 million, which included non-cash charges of $56.5 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash inflows was from changes in our working capital, including deferred revenue and accrued expenses of $10.0 million, offset by net cash outflows from deferred registry fees and accounts receivable of $7.8 million. The increases in our deferred revenue and deferred registry fees were due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees. The increase in our accounts receivable reflects growth in advertising revenue from our platform.

Year ended December 31, 2008

        Net cash inflows from our operating activities of $35.9 million primarily resulted from improved operating performance. Our net loss during the year was $14.9 million, which included non-cash charges of $48.8 million for depreciation, amortization and stock-based compensation. The remainder of our sources of net cash inflows was from changes in our non-cash deferred income tax benefits of $5.1 million and from changes in our working capital, including deferred revenue and accounts payable of $12.0 million, offset by net cash outflows from deferred registry fees and accrued expenses of $5.0 million. The increases in our deferred revenue and accrued expenses was due to Registrar growth during the period and our acquisition of Pluck in March 2008. The increase in our accounts payable is reflective of significant amounts due to certain vendors. The increase in accrued expenses and other liabilities principally relates to pay downs in 2008 of certain significant accrued liabilities.

Cash Flow from Investing Activities

Years Ended December 31, 2008, 2009 and 2010

        Net cash used in investing activities was $66.3 million, $22.8 million and $78.9 million during the years ended December 31, 2010, 2009 and 2008, respectively. Cash used in investing activities during the years ended December 31, 2008, 2009 and 2010 included investments in our intangible assets of $19.3 million, $22.7 million and $47.2 million, respectively, investments in our property and equipment, including internally developed software, of $20.1 million, $15.3 million and $21.4 million, respectively, net cash paid for acquisitions of $60.1 million, $0.5 million and $0 million, respectively, and net purchases and sales of our marketable securities during the periods.

        Cash invested in our property and equipment, including internally developed software, was largely to support the growth of our business and infrastructure during the years ended 2008, 2009 and 2010.

Significant acquisitions made during the year ended December 31, 2008 included Pluck for total purchase consideration of $56.3 million (excluding $10.0 million in one year promissory notes) and The Daily Plate, LLC, or the Daily Plate, for total purchase consideration of $5.0 million. Pluck became the basis of our social media applications, and the Daily Plate became a product feature on our LIVESTRONG.com website.

Cash Flow from Financing Activities

Years Ended December 31, 2008, 2009 and 2010

        Net cash used in financing activities was $10.5 million and $55.0 million during the years ended December 31, 2010 and 2009, respectively, as compared to net cash provided by financing activities of $86.1 million during the year ended December 31, 2008.

        In late 2008 and early 2009, we decided to borrow funds under our revolving credit facility as a result of instability in the financial markets. During the year ended December 31, 2009, we borrowed $37.0 million from our credit facility with a syndicate of commercial banks, and used $10.0 million of these borrowings to pay down promissory notes issued in conjunction with the acquisition of Pluck in March 2008. During the second half of 2009, we paid down $82.0 million of the $92.0 million outstanding under our revolving credit facility, and during the year ended December 31, 2010 we paid down the remaining $10.0 million outstanding under our revolving credit facility as we believed our operations were generating sufficient cash flow to support our operating and investing activities at such time and we had sufficient cash on our balance sheet to do so. During the year ended December 31, 2008, gross borrowings under our revolving credit facility were $55.0 million and were primarily used to finance the acquisition of Pluck in March 2008.

        During the year ended December 31, 2008, we repaid certain promissory notes of $4.0 million associated with the acquisition of Hillclimb Media in August 2006.

        During the year ended December 31, 2008, we sold 5,833,334 shares of Series D Convertible Preferred Stock at $6.00 per share, for total proceeds of $35.0 million and issuance costs of $0.2 million. Upon the completion of our initial public offering in January 2011, all shares of our convertible preferred stock outstanding converted into 61.7 million shares of our common stock.

        To date, proceeds from employee stock option exercises have not been significant. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

Off Balance Sheet Arrangements

        As of December 31, 2010, we did not have any off balance sheet arrangements.

Capital Expenditures

        For the years ended December 31, 2008, 2009 and 2010, we used $20.1 million, $15.3 million and $21.4 million in cash to fund capital expenditures to create internally developed software and purchase equipment. We currently anticipate making aggregate capital expenditures between $20.0 million and $30.0 million through the year ended December 31, 2011.

Contractual Obligations

        The following table summarizes our outstanding contractual obligations as of December 31, 2010:

	Total	Less Than 1 Year	1-3 Years	More Than 3 Years
	(in thousands)
Operating lease obligations	$11,628	$4,067	$6,370	$1,191
Capital lease obligations	532	532	—	—
Purchase obligations(1)	1,750	1,750	—	—

Total contractual obligations	$13,910	$6,349	$6,370	$1,191

(1)
consists of minimum contractual purchase obligations for undeveloped websites with one of our partners.

        Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various non-cancelable operating leases that expire between February 2011 and April 2016.

        We have no debt obligations, other than our $100.0 million revolving credit facility for general corporate purposes, which currently has no borrowings under it. At December 31, 2010, we had outstanding letters of credit for approximately $6.5 million primarily associated with certain payment arrangements with domain name registries and landlords.

Indemnifications

        In the normal course of business, we have made certain indemnities under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware and indemnifications related to lease agreements. In addition, certain of our advertiser and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have no recorded liability for any of these indemnities.

Recent Accounting Pronouncements

        In October 2009, the FASB issued Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13"). ASU 2009-13 provides amendments to the criteria in ASC 605-25 "Multiple-Element Arrangements" for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing accounting guidance. ASU 2009-13: (1) establishes a selling price hierarchy for determining the selling price of a deliverable, (2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, (3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis and (4) significantly expands the disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, the Company may retrospectively apply the guidance to all periods. The Company adopted ASU 2009-13 using the prospective method and the adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations.

        In October 2009, the FASB issued Update No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force ("ASU 2009-14"). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, the Company may retrospectively apply the guidance to all periods. The Company adopted ASU 2009-14 using the prospective method and the adoption did not have a material effect on the Company's financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

        We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation, and concentration of credit risk. To reduce and manage these risks, we assess the financial condition of our large advertising network providers, large direct advertisers and their agencies, large Registrar resellers and other large customers when we enter into or amend agreements with them and limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, are readily convertible into cash and that mature within one year from the date of purchase.

Foreign Currency Exchange Risk

        While relatively small, we have operations and generate revenue from sources outside the United States. We have foreign currency risks related to our revenue being denominated in currencies other than the U.S. dollar, principally in the Euro and British Pound Sterling and a relatively smaller percentage of our expenses being denominated in such currencies. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings or losses. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not currently have a material impact on our results of operations. However, as our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we intend to continue to assess our approach to managing this risk.

Inflation Risk

        We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Concentrations of Credit Risk

        As of December 31, 2010, our cash, cash equivalents and short-term investments were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk.

Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

        As of December 31, 2009 and 2010, components of our consolidated accounts receivable balance comprising more than 10%:

	December 31, 2009	December 31, 2010
Google, Inc.	22%	33%
Yahoo! Inc.	32%	*

*
less than 10% as of or for the period

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control

        There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of stockholders (the "2011 Proxy Statement") to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://ir.demandmedia.com.

        We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our corporate website, at the address and location specified above and, to the extent required by the listing standards of the New York Stock Exchange, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.    Executive Compensation

        The information required by this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        The following documents are filed as a part of this Annual Report on Form 10-K:

(a)
Financial Statements:

        The following consolidated financial statements are included in this Annual Report on Form 10-K on the pages indicated:

(b)
Financial Statement Schedule:

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c)
Exhibits

EXHIBIT INDEX

Exhibit No.		Description of Document
3.01		Amended and Restated Certificate of Incorporation of Demand Media, Inc., dated January 28, 2011
3.02		Amended and Restated Bylaws of Demand Media, Inc.
4.01
Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)
4.02
Third Amended and Restated Stockholders' Agreement, by and among Demand Media, Inc., and the stockholders listed on Exhibit A thereto, dated March 3, 2008 (incorporated by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
4.03
Amendment No. 1 to Third Amended and Restated Stockholders' Agreement, dated October 21, 2010 (incorporated by reference to Exhibit 4.03 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)
10.01	*
Form of Indemnification Agreement entered into by and between Demand Media, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.01 to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 12, 2010)
10.02
Sublease, by and between Dimensional Fund Advisors LP and Demand Media, Inc., dated September 24, 2009 (incorporated by reference to Exhibit 10.02 to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on September 16, 2010)

Exhibit No.		Description of Document
10.03	*	Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, adopted April 2006, amended and restated June 26, 2008 (incorporated by reference to Exhibit 10.03 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.03	A*
First Amendment to the Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, dated June 1, 2009 (incorporated by reference to Exhibit 10.03A to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.04	*
Demand Media, Inc. 2010 Incentive Award Plan, adopted August 3, 2010 (incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.05	*
Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.06	*
Form of Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.06 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.07	*
Form of Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.08	*
Employment Agreement between Demand Media, Inc. and Richard Rosenblatt, dated August 5, 2010 (incorporated by reference to Exhibit 10.08 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.09	*
Employment Agreement between Demand Media, Inc. and Charles Hilliard, dated August 5, 2010 (incorporated by reference to Exhibit 10.09 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.10	*
Offer Letter between Demand Media, Inc. and Shawn Colo, dated April 18, 2006 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.10	A*
Employment Agreement between Demand Media, Inc. and Shawn Colo, dated August 31, 2010 (incorporated by reference to Exhibit 10.10A to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)
10.11	*
Offer Letter between Demand Media, Inc. and Larry Fitzgibbon, dated April 21, 2006 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.11	A*
Employment Agreement between Demand Media, Inc. and Larry Fitzgibbon, dated October 2, 2010 (incorporated by reference to Exhibit 10.11A to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)
10.12	*
Offer Letter between Demand Media, Inc. and Michael Blend, dated August 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

Exhibit No.		Description of Document
10.13	*	Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated March 15, 2010 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.13	A*
First Amendment to Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated September 3, 2010 (incorporated by reference to Exhibit 10.13A to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2011)
10.14	*
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.15	*
Demand Media Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.16	*
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 1, 2007, amended February 9, 2010 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.17	*
Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 1, 2007 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.18	*
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Michael Blend, dated May 29, 2008, amended February 10, 2010 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.19	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated June 2009 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.20	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 2009 (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.21	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Shawn Colo, dated June 2009 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.22	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Larry Fitzgibbon, dated June 2009 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

Exhibit No.		Description of Document
10.23	*	Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Michael Blend, dated June 2009 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.24
Google Services Agreement, between Google, Inc. and Demand Media, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.25
Credit Agreement, among Demand Media, Inc., certain subsidiaries of the borrower, Bank of America, N.A., RBC Capital Markets and other lenders party thereto, dated May 25, 2007, amended July 2, 2007, further amended February 28, 2008 and further amended April 24, 2008 (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010 and September 16, 2010)
10.26	*
Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)
10.27	*
Offer Letter between Demand Media, Inc. and David Panos, dated March 3, 2008 (incorporated by reference to Exhibit 10.27 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)
10.28	*
Employment Agreement between Demand Media, Inc. and David Panos, dated August 24, 2010 (incorporated by reference to Exhibit 10.28 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)
10.29	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and David Panos, dated April 5, 2010 (incorporated by reference to Exhibit 10.29 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)
10.30	*
Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Joanne Bradford, dated March 26, 2010 (incorporated by reference to Exhibit 10.30 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)
10.31	*
Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated August 3, 2010 (incorporated by reference to Exhibit 10.31 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)
10.32	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated March 26, 2010 (incorporated by reference to Exhibit 10.32 to the Company's Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 10, 2010)
14.01		Code of Business Conduct and Ethics

Exhibit No.	Description of Document
21.01	List of subsidiaries of Demand Media, Inc.
23.01	Consent of Independent Registered Public Accounting Firm
31.01
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEMAND MEDIA, INC.
By:	/s/ RICHARD M. ROSENBLATT Richard M. Rosenblatt Chairman and Chief Executive Officer

Date: March 1, 2011

POWER OF ATTORNEY

        Each person whose individual signature appears below hereby authorizes and appoints Richard M. Rosenblatt and Charles S. Hilliard, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, solely for the purposes of filing any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof solely for the purposes stated therein.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ RICHARD M. ROSENBLATT Richard M. Rosenblatt	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ CHARLES S. HILLIARD Charles S. Hilliard	President and Chief Financial Officer (Principal Financial Officer)
/s/ MICHAEL L. ZEMETRA Michael L. Zemetra	Senior Vice President and Controller (Controller)
/s/ FREDRIC W. HARMAN Fredric W. Harman	Director

Name	Title

/s/ VICTOR E. PARKER Victor E. Parker	Director
/s/ GAURAV BHANDARI Gaurav Bhandari	Director
/s/ JOHN A. HAWKINS John A. Hawkins	Director
/s/ JAMES R. QUANDT James R. Quandt	Director
/s/ PETER GUBER Peter Guber	Director
/s/ JOSHUA G. JAMES Joshua G. James	Director
/s/ ROBERT R. BENNETT Robert R. Bennett	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Demand Media, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Demand Media, Inc. and its subsidiaries (the "Company") as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 28, 2011

Demand Media, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2009	2010
Assets
Current assets
Cash and cash equivalents	$47,608	$32,338
Marketable securities	2,300	—
Accounts receivable, net	18,641	26,843
Prepaid expenses and other current assets	6,371	7,360
Deferred registration costs	36,563	44,213

Total current assets	111,483	110,754
Deferred registration costs, less current portion	7,087	8,037
Property and equipment, net	30,642	34,975
Intangible assets, net	88,834	102,114
Goodwill	224,920	224,920
Other assets	4,824	7,667

Total assets	$467,790	$488,467

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities
Accounts payable	$5,991	$8,330
Accrued expenses and other current liabilities	20,853	29,570
Deferred tax liabilities	13,339	15,248
Deferred revenue	52,339	61,832

Total current liabilities	92,522	114,980
Revolving line of credit	10,000	—
Deferred revenue, less current portion	12,912	14,106
Other liabilities	1,681	1,043

Total liabilities	117,115	130,129

Commitments and contingencies (Note 8)
Convertible preferred stock
Convertible Series A Preferred Stock, $0.0001 par value.
Authorized 85,000 shares; issued and outstanding 65,333 shares at December 31, 2010 and 2009; aggregate liquidation preference of $161,951 at December 31, 2010	122,168	122,168
Convertible Series B Preferred Stock, $0.0001 par value.
Authorized 15,000 shares; issued and outstanding 9,464 shares at December 31, 2010 and 2009; aggregate liquidation preference of $19,591 at December 31, 2010	17,000	17,000
Convertible Series C Preferred Stock, $0.0001 par value.
Authorized 27,000 shares; issued and outstanding 26,047 shares at December 31, 2010 and 2009; aggregate liquidation preference of $129,749 at December 31, 2010	100,098	100,098
Convertible Series D Preferred Stock, $0.0001 par value.
Authorized 26,150 shares; issued and outstanding 22,500 shares at December 31, 2010 and 2009; aggregate liquidation preference of $180,032 at December 31,2010	134,488	134,488

Total convertible preferred stock	373,754	373,754

Stockholders' deficit
Common Stock, $0.0001 par value. Authorized 500,000 shares; issued and outstanding 14,525, and 15,372 shares at December 31, 2009 and 2010, respectively	1	2
Additional paid-in capital	23,673	36,721
Accumulated other comprehensive income	169	108
Accumulated deficit	(46,922)	(52,247)

Total stockholders' deficit	(23,079)	(15,416)

Total liabilities, convertible preferred stock and stockholders' deficit	$467,790	$488,467

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2008	2009	2010
Revenue	$170,250	$198,452	$252,936
Operating expenses
Service costs (exclusive of amortization of intangible assets shown separately below)	98,184	114,536	131,332
Sales and marketing	15,310	20,044	24,424
Product development	14,252	21,657	26,538
General and administrative	28,070	28,479	37,371
Amortization of intangible assets	33,204	32,152	33,750

Total operating expenses	189,020	216,868	253,415

Loss from operations	(18,770)	(18,416)	(479)

Other income (expense)
Interest income	1,636	494	25
Interest expense	(2,131)	(1,759)	(688)
Other income (expense), net	(250)	(19)	(286)

Total other expense	(745)	(1,284)	(949)

Loss before income taxes	(19,515)	(19,700)	(1,428)
Income tax benefit (expense)	4,612	(2,771)	(3,897)

Net loss	(14,903)	(22,471)	(5,325)
Cumulative preferred stock dividends	(28,209)	(30,848)	(33,251)

Net loss attributable to common stockholders	$(43,112)	$(53,319)	$(38,576)

Net loss per share:
Basic and diluted	$(5.27)	$(4.78)	$(2.86)
Weighted average number of shares	8,184	11,159	13,508

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

(In thousands)

	Common stock		Additional paid-in capital amount	Accumulated Other comprehensive income
					Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2007	13,917	$1	$6,338	$4	$(9,548)	$(3,205)
Grant of restricted stock purchase rights	221	—	18	—	—	18
Issuance of warrants to purchase common stock	—	—	3,475	—	—	3,475
Proceeds from the exercise of stock options	348		376	—	—	376
Repurchase of restricted stock	(13)	—	—	—	—	—
Stock-based compensation expense	—	—	5,365	—	—	5,365
Exchange of warrants to purchase Convertible
Series C preferred stock into common stock warrants	—	—	77	—	—	77
Unrealized gain on marketable securities	—	—	—	51	—	51
Net loss	—	—	—	—	(14,903)	(14,903)

Comprehensive loss						(14,852)

Balance at December 31, 2008	14,473	1	15,649	55	(24,451)	(8,746)
Proceeds from the exercise of stock options	289	—	591	—	—	591
Repurchase of restricted stock	(237)	—	—	—	—	—
Stock-based compensation expense	—	—	7,433	—	—	7,433
Unrealized loss on marketable securities	—	—	—	(55)	—	(55)
Foreign currency translation adjustment	—	—	—	169	—	169
Net loss	—	—	—	—	(22,471)	(22,471)

Comprehensive loss						(22,302)

Balance at December 31, 2009	14,525	1	23,673	169	(46,922)	(23,079)
Grant of restricted stock purchase rights	200	—	—	—	—	—
Proceeds from the exercise of stock options	647	1	1,569	—	—	1,570
Income tax windfall benefits	—	—	34	—	—	34
Issuance of warrants to purchase common stock	—	—	1,880	—	—	1,880
Stock-based compensation expense	—	—	9,565	—	—	9,565
Foreign currency translation adjustment	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(5,325)	(5,325)

Comprehensive loss						(5,386)

Balance at December 31, 2010	15,372	$2	$36,721	$108	$(52,247)	$(15,416)

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2008	2009	2010
Cash flows from operating activities
Net loss	$(14,903)	$(22,471)	$(5,325)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	43,710	47,115	52,016
Deferred income taxes	(5,085)	2,208	2,980
Stock-based compensation	5,071	7,171	9,329
Other	742	(311)	394
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable, net	(854)	(4,172)	(8,344)
Prepaid expenses and other current assets	(665)	892	(181)
Deferred registration costs	(3,719)	(3,608)	(8,600)
Other assets	900	1,345	545
Accounts payable	2,554	1,100	1,237
Accrued expenses and other liabilities	(1,254)	4,247	6,886
Deferred revenue	9,445	5,715	10,687

Net cash provided by operating activities	35,942	39,231	61,624

Cash flows from investing activities
Purchases of property and equipment	(20,103)	(15,327)	(21,400)
Purchases of intangible assets	(19,317)	(22,701)	(47,196)
Purchases of marketable securities	(68,701)	(48,916)	(975)
Proceeds from maturities and sales of marketable securities	88,837	64,069	3,275
Cash paid for acquisitions, net of cash acquired	(60,128)	(525)	—
Other investing activities	550	609	—

Net cash used in investing activities	(78,862)	(22,791)	(66,296)

Cash flows from financing activities
Proceeds from line of credit	55,000	37,000	—
Payments on line of credit	—	(82,000)	(10,000)
Repayment of notes payable	(4,000)	(10,000)	—
Capital lease obligation principal paid	(24)	(581)	(546)
Proceeds from issuances of common stock, restricted
common stock and exercises of stock options	376	591	1,552
Windfall tax benefit from exercises of stock options	—	—	34
Proceeds from issuances of preferred stock	35,000	—	—
Issuance costs related to debt and equity financings	(208)	—	(1,577)

Net cash provided by (used in) financing activities	86,144	(54,990)	(10,537)

Effect of foreign currency on cash and cash equivalents	—	169	(61)
Change in cash and cash equivalents	43,224	(38,381)	(15,270)
Cash and cash equivalents, beginning of period	42,765	85,989	47,608

Cash and cash equivalents, end of period	$85,989	$47,608	$32,338

Supplemental disclosure of cash flows
Cash paid for interest	$1,061	$2,129	$358
Cash paid for income taxes	64	175	452
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock warrants in consideration for the LIVESTRONG.com license, services and endorsement rights	3,475	—	—
Issuance of common stock warrants in consideration for the website development, endorsement and license agreement with Tyra Banks	—	—	1,880
Issuance of promissory notes payable for acquisition of Pluck Corp.	10,000	—	—
Deferred acquisition consideration	500	—	—
Issuance of restricted stock purchase rights for acquisition of assets	18	—	—
Exchange of warrants to purchase Convertible Series C Preferred Stock to common stock warrants	77	—	—
Capitalized stock-based compensation	714	700	899
Property and equipment purchased through accounts payable and accrued expenses	239	709	448
Intangible assets purchased through accounts payable and accrued expenses	201	125	84
Deferred offering costs included in accounts payable and accrued expenses	—	—	2,115

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1. Company Background and Overview

        Demand Media, Inc., together with its consolidated subsidiaries (the "Company") is a Delaware corporation headquartered in Santa Monica, California. The Company's business is focused on an Internet-based model for the professional creation of content at scale, and is comprised of two distinct and complementary service offerings, Content & Media and Registrar.

Content & Media

        The Company's Content & Media service offering is engaged in creating long-lived media content, primarily consisting of text articles and videos, and delivering it along with its social media and monetization tools to the Company's owned and operated and network of customer websites. Content & Media services are delivered through the Company's Content & Media platform, which includes its content creation studio, social media applications and a system of monetization tools designed to match content with advertisements in a manner that is optimized for revenue yield and end-user experience.

Registrar

        The Company's Registrar service offering provides domain name registration and related value added service subscriptions to third parties through its wholly owned subsidiary, eNom.

Initial Public Offering

        In January 2011, the Company completed its initial public offering whereby it received proceeds, net of underwriters discounts but before deducting offering expenses, of $81,817 from the issuance of 5,175 shares of common stock. As a result of the initial public offering, all shares of the Company's convertible preferred stock converted into 61,672 shares of common stock and warrants to purchase common stock or convertible preferred stock net exercised into 483 shares of common stock.

Reverse Stock-Split

        In October 2010, the Company's stockholders approved a 1-for-2 reverse stock split of its outstanding common stock, and a proportional adjustment to the existing conversion ratios for each series of preferred stock which was effected in January 2011. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect this reverse split and adjustment of the preferred stock conversion ratio.

2. Summary of Significant Accounting Policies

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

        The consolidated financial statements include the accounts of Demand Media, Inc. and its wholly owned subsidiaries. Acquisitions are included in the Company's consolidated financial statements from the date of the acquisition. The Company's purchase accounting resulted in all assets and liabilities of

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant intercompany transactions and balances have been eliminated in consolidation.

        Investments in affiliates over which the Company has the ability to exert significant influence, but does not control and is not the primary beneficiary of, including NameJet, LLC ("NameJet"), are accounted for using the equity method of accounting. Investments in affiliates which the Company has no ability to exert significant influence are accounted for using the cost method of accounting. The Company's proportional shares of affiliate earnings or losses accounted for under the equity method of accounting, which are not material for all periods presented, are included in other income (expense) in the Company's consolidated statements of operations. Affiliated companies are not material individually or in the aggregate to the Company's financial position, results of operations or cash flows for any period presented.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, fair value of marketable securities, fair value of the revolving line of credit, investments in equity interests, fair value of issued and acquired stock warrants, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets and goodwill, the fair value of the Company's equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. The Company considers funds transferred from its credit card service providers but not yet deposited into its bank accounts at the balance sheet dates, as funds in transit and these amounts are recorded as unrestricted cash, since the amounts are generally settled the day after the outstanding date. Cash and cash equivalents consist primarily of checking accounts, money market accounts, money market funds, and short-term certificates of deposit.

Restricted Cash

        As of December 31, 2010 and 2009, restricted cash consists of amounts held on deposit with certain credit card service and Internet payment providers, including amounts to provide security for credit card chargebacks. The amounts held on deposit with credit card providers, which are withheld monthly, represent a small percentage of the credit card and Internet payments processed and are remitted to the Company on a rolling basis every 90 days. The Company classifies restricted cash held on deposit with credit card service providers as a noncurrent asset since the credit card reserves, when

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

released on a rolling basis are offset by reserves withheld from current credit card transactions, and therefore are not available to be used in current operations. As of December 31, 2009 and 2010, restricted cash balances of $83 and $57, respectively, are included in other non-current assets.

Investments in Marketable Securities

        Investments in marketable securities are recorded at fair value, with the unrealized gains and losses if any, net of taxes, reported as a component of shareholders' deficit until realized or until a determination is made that an other-than-temporary decline in market value has occurred.

        When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not have any securities with other-than-temporary impairment at December 31, 2009 and 2010.

        In determining whether other-than-temporary impairment exists for equity securities, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has determined that there has been no impairment of its equity marketable securities to date.

        The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. The unrealized gains or losses on short-term marketable securities were not significant for the years ended December 31, 2008, 2009 and 2010.

        In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

Revenue Recognition

        The Company recognizes revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a signed contract or insertion order. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

        For arrangements with multiple elements, the Company allocates revenue to each element if all of the following three criteria have been met: (i) the delivered item(s) has value to the customer on a

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered item(s); and, (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If there is objective and reliable evidence of fair value for all elements in the arrangement, the Company allocates the total arrangement fee to each of the elements based on their relative fair values. If there is objective and reliable evidence of the fair value of the undelivered element but not the delivered element, the Company allocates the total arrangement fee using the residual method.

        The Company's revenue is principally derived from the following services:

Content & Media

        Advertising Revenue.    Advertising revenue is generated by performance-based Internet advertising, such as cost-per-click, or CPC, in which an advertiser pays only when a user clicks on its advertisement that is displayed on the Company's owned and operated websites and customer websites; fees generated by users viewing third-party website banners and text-link advertisements; fees generated by enabling customer leads or registrations for partners; and fees from referring users to, or from users making purchases on, sponsors' websites. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to the Company's advertising revenue arrangement typically include a minimum number of impressions or the satisfaction of the other performance criteria. Revenue from performance-based arrangements, including referral revenue, is recognized as the related performance criteria are met. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

        When the Company enters into advertising revenue sharing arrangements where it acts as the primary obligor, the Company recognizes the underlying revenue on a gross basis. In determining whether to report revenue gross for the amount of fees received from the advertising networks, the Company assesses whether it maintains the principal relationship with the advertising network, whether it bears the credit risk and whether it has latitude in establishing prices. In circumstances where the customer acts as the primary obligor, the Company recognizes the underlying revenue on a net basis.

        In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the years ended December 31, 2008 and 2009 and 2010, the difference between the amounts recognized based on preliminary information and cash collected was not material.

        Subscription Services and Social Media Services.    Subscription services revenue is generated through the sale of membership fees paid to access content available on certain owned and operated websites. The majority of the memberships range from 6 to 12 month terms, and renew automatically at the end

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

of the membership term, if not previously cancelled. Membership revenue is recognized on a straight-line basis over the membership term.

        The Company configures, hosts, and maintains its platform social media services under private-labeled versions of software for commercial customers. The Company earns revenue from its social media services through initial set-up fees, recurring management support fees, overage fees in excess of standard usage terms, and outside consulting fees. Due to the fact that social media services customers have no contractual right to take possession of the Company's private labeled software, the Company accounts for its social media services revenue as service arrangements, whereby social media services revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred and no significant obligations remain, the selling price is fixed or determinable, and collectibility is reasonably assured.

        Social media service arrangements may contain multiple elements, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings and consulting services. To the extent that consulting services have value on a standalone basis and there is objective and reliable evidence of social media services, the Company allocates revenue to each element based upon each element's objective and reliable evidence of fair value. Objective and reliable evidence of fair value for all elements of a service arrangement is based upon the Company's normal pricing and discounting practices for those services when such services are sold separately. To date, substantially all consulting services entered into concurrent with the original social media service arrangements are not treated as separate deliverables as such services are essential to the functionality of the hosted social media services and do not have value to the customer on a standalone basis. Such fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. Fees for other items are recognized as follows:

  •
  Customer set-up fees:  set-up fees are generally paid prior to the commencement of monthly recurring services. The Company initially defers its set-up fees and recognizes the related revenue straight-line over the greater of the contractual or estimated customer life once monthly recurring services have commenced;

  •
  Monthly support fees:  recognized each month at contractual rates; and,

  •
  Overage billings:  recognized when delivered and at contractual rates in excess of standard usage terms.

        The Company determines the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. The Company periodically reviews the estimated customer life at least quarterly and when events or changes in circumstances, such as significant customer attrition relative to expected historical of projected future results, occur. Outside consulting services performed for customers on a stand-alone basis are recognized ratably as services are performed at contractual rates.

Registrar

        Domain Name Registration Service Fees.    Registration fees charged to third parties in connection with new, renewed, and transferred domain name registrations are recognized on a straight-line basis

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

over the registration term, which customarily range from one to two years but can extend to ten years. Payments received in advance of the domain name registration term are included in deferred revenue in the accompanying consolidated balance sheets. The registration term and related revenue recognition commences once the Company confirms that the requested domain name has been recorded in the appropriate registry under contractual performance standards. Associated direct and incremental costs, which principally consist of registry and ICANN fees, are also deferred and amortized to service costs on a straight-line basis over the registration term.

        The Company's wholly owned subsidiary, eNom, is an Internet Corporation for Assignment of Names and Numbers ("ICANN") accredited registrar. Thus, the Company is the primary obligor with its reseller and retail registrant customers and is responsible for the fulfillment of its registrar services. As a result, the Company reports revenue derived from the fees it receives from resellers and retail registrant customers for registrations on a gross basis in the accompanying consolidated statements of operations. A minority of the Company's resellers have contracted with the Company to provide billing and credit card processing services to the resellers' retail customer base in addition to domain name registration services. Under these circumstances, the cash collected from these resellers' retail customer base is in excess of the fixed amount per transaction that the Company charges for domain name registration services. As such, these amounts, which are collected for the benefit of the reseller, are not recognized as revenue and are recorded as a liability until remitted to the reseller on a periodic basis. Revenue from these resellers is reported on a net basis because the reseller determines the price to charge retail customers and maintains the primary customer relationship.

        Value Added Services.    Revenue from online value added services, which includes, but is not limited to web hosting services, email services, domain name identification protection, charges associated with alternative payment methods, and security certificates, is recognized on a straight-line basis over the period in which services are provided. Payments received in advance of services being provided are included in deferred revenue.

        Auction Service Revenue.    Domain name auction service revenue represents fees received from selling third- party owned domains through an online bidding process primarily through NameJet, a domain name aftermarket auction company formed in October 2007 by the Company and an unrelated third party. For names sold through the auction process that are registered on the Company's registrar platform upon sale, the Company has determined that auction revenue and related registration revenue represent separate units of accounting given the domain name has value to the customers on a standalone basis, and there is objective and reliable evidence of the fair value of the registration service. As a result, the Company recognizes the related registration fees on a straight-line basis over the registration term. The Company recognizes the bidding portion of auction revenue upon sale, net of payments to third parties since it is acting as an agent only.

Service Costs

        Service costs consist primarily of fees paid to registries and ICANN associated with domain registrations, advertising revenue recognized by the Company and shared with its customers as a result of its revenue-sharing arrangements, such as traffic acquisition costs and content revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

associated with the Company's owned and operated and customer websites, including depreciation of the systems and hardware used to build and operate the Company's Content & Media platform and Registrar, personnel costs relating to in-house editorial, customer service and information technology.

        Registry fee expenses consist of payments to entities accredited by ICANN as the designated registry related to each top level domain ("TLD"). These payments are generally fixed dollar amounts per domain name registration period and are recognized on a straight-line basis over the registration term. The costs of renewal registration fee expenses for owned and operated undeveloped websites are also included in service costs. Amortization of the cost of website names and media content owned by the Company is included in amortization of intangible assets.

Accounts Receivable

        Accounts receivable primarily consist of amounts due from:

  •
  Third parties who provide advertising services to the Company's owned and operated websites in exchange for a share of the underlying advertising revenue. Accounts receivable from third parties are recorded as the amount of the revenue share as reported to the Company by the advertising networks and are generally due within 30 to 45 days from the month-end in which the invoice is generated. Certain accounts receivable from these parties are billed quarterly and are due within 45 days from the quarter-end in which the invoice is generated, and are non-interest bearing;

  •
  Social media services customers and include (i) account set-up fees, which are generally billed and collected once set-up services are completed, (ii) monthly recurring services, which are billed in advance of services on a quarterly or monthly basis, (iii) account overages, which are billed when incurred and contractually due, and (iv) consulting services, which are generally billed in the same manner as set-up fees. Accounts receivable from social media customers are recorded at the invoiced amount, are generally due within 30 days and are non-interest bearing;

  •
  Direct advertisers who engage the Company to deliver branded advertising impressions. Accounts receivable from direct advertisers are recorded at negotiated advertising rates (customarily based on advertising impressions) and as the related advertising is delivered over the Company's owned and operated websites. Direct advertising accounts receivables are generally due within 30 to 60 days from the date the advertising services are delivered and billed; and,

  •
  Customers who syndicate the Company's content over their websites in exchange for a share of related advertising revenue. Accounts receivable from these customers are recorded at the revenue share as reported by the underlying customers and are generally due within 30 to 45 days.

        The Company's Registrar services are primarily conducted on a prepaid basis or through credit card or Internet payments processed at the time a transaction is consummated, and as such, the Company does not carry significant receivables related to these business activities.

        Receivables from registries represent refundable amounts for registrations that were placed on auto-renew status by the registries, but were not explicitly renewed by a registrant as of the balance

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

sheet dates. Registry services accounts receivable is recorded at the amount of registration fees paid by the Company to a registry for all registrations placed on auto-renew status. Subsequent to the lapse of a prior registration period, a registrant either renews the applicable domain name with the Company, which results in the application of the refundable amount to a consummated transaction, or the registrant lets the domain name registration expire, which results in a refund of the applicable amount from a registry to the Company.

        The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables from its customers based on its best estimate of the amount of probable losses in existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. In addition, past due balances over 90 days and specific other balances are reviewed individually for collectibility at least quarterly.

        The allowance for doubtful account activity for the years ended December 31, 2008, 2009 and 2010 is as follows:

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
December 31, 2008	$143	$672	$402	$413
December 31, 2009	413	178	199	392
December 31, 2010	392	144	136	400

Deferred Revenue and Deferred Registration Costs

        Deferred revenue consists substantially of amounts received from customers in advance of the Company's performance for domain name registration services, subscription services for premium media content, social media services and online value added services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the unexpired term of the related domain name registration, media subscription as services are rendered, over customer useful life, or online value added service period.

        Deferred registration costs represent incremental direct costs made to registries, ICAAN, and other third parties for domain name registrations and are recorded as a deferred cost on the balance sheets. Deferred registration costs are amortized to expense on a straight-line basis concurrently with the recognition of the related domain name registration revenue and are included in service costs.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrates continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through December 31, 2010, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is amortized over two to five years, software is amortized over two to three years, and furniture and fixtures are amortized over seven to ten years. Leasehold improvements are amortized straight-line over the shorter of the remaining lease term or the estimated useful lives of the improvements ranging from one to ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's financial statements with the resulting gain or loss reflected in the Company's results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, the Company will record a loss on disposal of the property and equipment, which is computed as the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

Intangibles—Undeveloped Websites

        The Company capitalizes costs incurred to acquire and to initially register its owned and operated undeveloped websites (i.e. Uniform Resource Locators). The Company amortizes these costs over the expected useful life of the underlying undeveloped websites on a straight-line basis. The expected useful lives of the website names range from 12 months to 84 months. The Company determines the

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

appropriate useful life by performing an analysis of expected cash flows based on historical experience with domain names of similar quality and value.

        In order to maintain the rights to each undeveloped website acquired, the Company pays periodic renewal registration fees, which generally cover a minimum period of twelve months. The Company records renewal registration fees of website name intangible assets in deferred registration costs and amortizes the costs over the renewal registration period, which is included in service costs.

Intangibles—Media Content

        The Company capitalizes the direct costs incurred to acquire its media content that is determined to embody a probable future economic benefit. Costs are recognized as finite lived intangible assets based on their acquisition cost to the Company. Direct content costs primarily represent amounts paid to unrelated third parties for completed content units, and to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of specific content units acquired prior to their publication. Internal costs not directly attributable to the enhancement of an individual content unit acquired are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of the Company's websites in which the Company's content is deployed.

        Capitalized media content is amortized on a straight-line basis over five years, representing the Company's estimate of the pattern that the underlying economic benefits are expected to be realized and based on its estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of its content. These estimates are based on the Company's plans and projections, comparison of the economic returns generated by its content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying statement of operations and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the Consolidated Statements of Cash Flows.

Intangibles—Acquired in Business Combinations

        The Company performs valuations on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, customer relationships, technology, media content, and content publisher relationships. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are generally amortized over their estimated useful lives using the straight line method which approximates the pattern in which the economic benefits are consumed.

Goodwill

        Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company tests goodwill for impairment annually during the fourth quarter of its fiscal year or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances which could trigger an impairment review include, but are not limited to a

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

        The testing for a potential impairment of goodwill involves a two-step process. The first step is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Operating Leases

        For operating leases that include escalation clauses over the term of the lease, the Company recognizes rent expense on a straight-line basis and the difference between expense and amounts paid are recorded as deferred rent in current and long-term liabilities.

Stock-Based Compensation

        Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options that do not include market conditions. Stock-based awards are comprised principally of stock options and restricted stock purchase rights ("RSPR").

        Some employee awards granted by the Company contain certain performance and/or market conditions. The Company recognizes compensation cost for awards with performance conditions based upon the probability of that performance condition being met, net of an estimate of pre-vesting forfeitures. Awards granted with performance and/or market conditions are amortized using the graded vesting method.

        The effect of a market condition is reflected in the award's fair value on the grant date. The Company uses a Monte Carlo simulation model or binomial lattice model to determine the grant date fair value of awards with market conditions. Compensation cost for an award that has a market condition is recognized as the requisite service period is fulfilled, even if the market condition is never satisfied.

        Stock-based awards issued to non-employees are accounted for at fair value determined using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until a commitment date is reached, which is generally the vesting date.

Advertising Costs

        Advertising costs are expensed as incurred and generally consist of Internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in Company's consolidated statements of operations. Advertising expense was $1,097, $2,230 and $2,699 for the years ended December 31, 2008, 2009 and 2010, respectively.

Product Development and Software Development Costs

        Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $13,696 (net of $7,603 accumulated amortization) and $16,362 (net of $11,371 accumulated amortization) as of December 31, 2009 and 2010, respectively.

Preferred Stock Warrants

        Preferred stock warrants on shares subject to mandatory or contingent redemption are classified as liabilities as the underlying preferred stock contains provisions that allow the holders the right to receive cash in the event of a deemed liquidation. Preferred stock warrants are recorded at fair value and are remeasured each reporting period, with changes in fair value recorded in other income (expense) in the accompanying statements of operations.

Income Taxes

        Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and recognizes a valuation allowance for its deferred tax assets when it is more likely than not that a future benefit on such deferred tax assets will not be realized.

        The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its income tax (benefit) provision in the accompanying statements of operations.

Net Loss Per Share

        Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Because the Company reported losses for the periods presented, all potentially dilutive common shares comprising of stock options, RSPRs, restricted stock units and awards, warrants and convertible preferred stock are antidilutive.

        RSPRs and restricted stock units and awards are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. RSPRs and restricted stock units are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested RSPRs are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

Foreign Currency Transactions

        Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2008, 2009 and 2010, the Company recorded a loss of $342, a gain of $52 and a loss of $44, respectively, in other income (expense) in the accompanying statements of operations associated with foreign currency transactions.

Foreign Currency Translation

        The financial statements of foreign subsidiaries are translated into U.S. dollars. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in accumulated other comprehensive earnings (loss) within stockholders' deficit.

Fair Value of Financial Instruments

        Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures its financial assets and liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

  •
  Level 1—valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

  •
  Level 2—valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

  •
  Level 3—valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

        In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities. The fair value of the Company's revolving line of credit is estimated using discounted cash flows based on the Company's incremental borrowing rates of similar types of borrowings. The fair value of the Company's revolving line of credit was approximately $10,000 at December 31, 2009. The Company's investments in marketable securities and its Series C preferred stock warrant liability are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the years ended December 31, 2008, 2009 and 2010, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2009

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$—	$31,861	$—	$31,861
Corporate obligations(2)	—	800	—	800

Total assets at fair value	$—	$32,661	$—	$32,661

Liabilities
Series C preferred stock warrants(3)	—	—	225	225

Total liabilities at fair value	$—	$—	$225	$225

December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$—	$18,702	$—	$18,702

Total assets at fair value	$—	$18,702	$—	$18,702

Liabilities
Series C preferred stock warrants(3)	—	—	477	477

Total liabilities at fair value	$—	$—	$477	$477

(1)
comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

(2)
included in Marketable securities in the accompanying balance sheet

(3)
included in Other liabilities in the accompanying balance sheet

        The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the revolving line of credit and trade accounts receivable and payables, are reported at their carrying values.

        For financial assets that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs). The fair value of the Company's Series C preferred stock warrants (Note 16) was classified as a Level 3 instrument, as it uses unobservable inputs and requires management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Assets and liabilities carried at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

Series C Preferred Stock Warrants
Balance at December 31, 2007	$593
Change in fair value included in other income (expense)	(350)
Exchanges	(77)
Balance at December 31, 2008	166
Change in fair value included in other income (expense)	59

Balance at December 31, 2009	225
Change in fair value included in other income (expense)	252

Balance at December 31, 2010	$477

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

        In October 2009, the FASB issued Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13"). ASU 2009-13 provides amendments to the criteria in ASC 605-25 "Multiple-Element Arrangements" for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing accounting guidance. ASU 2009-13: (1) establishes a selling price hierarchy for determining the selling price of a deliverable, (2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, (3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis and (4) significantly expands the disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, the Company may retrospectively apply the guidance to all periods. The Company adopted ASU 2009-13 using the prospective method on January 1, 2011 and the adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations.

        In October 2009, the FASB issued Update No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force ("ASU 2009-14"). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, the Company may retrospectively apply the guidance to all periods. The Company adopted ASU 2009-14 using the prospective method on January 1, 2011 and the adoption did not have a material effect on the Company's financial position or results of operations.

3. Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2009	2010
Computers and other related equipment	$23,479	$29,632
Purchased and internally developed software	28,233	36,501
Furniture and fixtures	1,959	2,280
Leasehold improvements	2,070	2,740

	55,741	71,153
Less accumulated depreciation	(25,099)	(36,178)

Property and equipment, net	$30,642	$34,975

        At December 31, 2009 and 2010, total software under capital lease and vendor financing obligations consisted of $1,633, with accumulated amortization of $499 and $1,044, respectively. Amortization expense for assets under capital lease and vendor financing obligations for the years ended December 31, 2009 and 2010 was $499 and $545, respectively.

        Depreciation and software amortization expense, which includes a loss on disposal of property and equipment of approximately $777, $305, and $663 for the years ended December 31, 2008, 2009 and 2010, respectively, by classification is shown below:

	Year ended December 31,
	2008	2009	2010
Service costs	$8,158	$11,882	$14,783
Sales and marketing	94	184	187
Product development	1,094	1,434	1,346
General and administrative	1,160	1,463	1,950

Total depreciation	$10,506	$14,963	$18,266

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

4. Intangible Assets

        Intangible assets consist of the following:

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$42,611	$(29,577)	$13,034	3.9
Customer relationships	24,355	(14,103)	10,252	5.7
Media content	53,600	(19,310)	34,290	5.4
Technology	34,259	(14,260)	19,999	6.1
Non-compete agreements	14,429	(12,722)	1,707	3.3
Trade names	10,979	(2,594)	8,385	14.8
Content publisher relationships	2,092	(925)	1,167	5.0

	$182,325	$(93,491)	$88,834	5.6

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$46,094	$(36,018)	$10,076	3.7
Customer relationships	24,355	(17,653)	6,702	5.5
Media content	96,412	(34,205)	62,207	5.1
Technology	34,259	(19,518)	14,741	6.1
Non-compete agreements	14,429	(14,306)	123	3.3
Trade names	10,979	(3,615)	7,364	14.8
Content publisher relationships	2,092	(1,191)	901	5.0

	$228,620	$(126,506)	$102,114	5.3

        Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense by classification is shown below:

	Year ended December 31,
	2008	2009	2010
Service costs	$18,474	$18,607	$22,759
Sales and marketing	4,471	3,486	3,303
Product development	5,041	5,541	5,257
General and administrative	5,218	4,518	2,431

Total amortization	$33,204	$32,152	$33,750

        Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2010 is as follows: $32,058 in 2011, $25,750 in 2012, $19,973 in 2013, $15,123 in 2014, $5,359 in 2015 and $3,819 thereafter including amortization expense related to media content of $18,311 in 2011, $15,605 in 2012, $13,302 in 2013, $10,709 in 2014, $4,219 in 2015 and $61 thereafter.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

5. Goodwill

        The following table presents the changes in the Company's goodwill balance:

Balance at December 31, 2008	$225,202
Adjustment related to sale of certain online game businesses	(282)

Balance at December 31, 2009 and 2010	$224,920

        In December 2009, the Company completed the sale of one of the Company's online game businesses for aggregate cash consideration of $1,000. The combined and historical results of operations of this business were not significant for years ended December 31, 2008 and 2009. The disposed assets included media content with an initial book value of $1,259 (fully amortized at the time of sale), trade names with an initial book value of $160 ($24 of accumulated amortization at the time of sale), and allocated goodwill of $282. In conjunction with this sale, the Company recorded a pretax gain on sale of $582, which is included as an offset against general and administrative expenses in the accompanying statements of operations.

6. Investments in Marketable Securities

        Marketable securities consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2009
Certificates of deposit	$1,500	$—	$—	$1,500
Corporate obligations	800	—	—	800

Total marketable securities	$2,300	$—	$—	$2,300

        In April 2010 the Company sold all its investments in marketable securities at par value.

        Realized gains and losses from sales of marketable securities are included in interest income, net, in the consolidated statements of operations and were not significant for the years ended December 31, 2008, 2009 and 2010. The Company recognizes realized gains and losses upon sale of marketable securities using the specific identification method.

7. Other Balance Sheets Items

        Accounts receivable, net consisted of the following:

	December 31, 2009	December 31, 2010
Accounts receivable—trade	$16,277	$24,569
Receivables from registries	2,364	2,274

Accounts receivable, net	$18,641	$26,843

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

8. Commitments and Contingencies

        Accrued expenses and other liabilities consisted of the following:

	December 31, 2009	December 31, 2010
Accrued payroll and related items	$5,795	$9,729
Domain owners' royalties payable	1,078	1,366
Commissions payable	2,597	2,813
Customer deposits	5,014	5,458
Other	6,369	10,204

Accrued expenses and other liabilities	$20,853	$29,570

Leases

        The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancellable operating and capital leases. The Company's leases expire between February 2011 and April 2016.

        The following is a schedule of future minimum lease payments under operating and capital leases as of December 31, 2010:

	Operating Leases	Capital Leases
Year ending December 31,
2011	$4,067	$532
2012	3,315	—
2013	2,125	—
2014	930	—
2015	937	—
Thereafter	254	—

Total minimum lease payments	$11,628	532

Less interest expense		(6)

Capital lease obligation		$526

        Rent expense incurred by the Company was $3,601, $3,776 and $4,141, respectively, for years ended December 31, 2008, 2009 and 2010. As of December 31, 2009 and 2010, accrued expenses and other current liabilities include a deferred rent liability of $634 and $541, respectively.

Letters of Credit

        At December 31, 2010, the Company had outstanding letters of credit with the Company's primary commercial bank of approximately $6,500. In May 2008 and in October 2008, under the Company's $100,000 revolving credit agreement (see Note 9—Notes Payable and Revolving Line of Credit), the Company entered into three new standby letter of credit arrangements totaling $5,400, associated with certain payment arrangements with domain name registries and a $1,700 standby letter of credit, which

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

8. Commitments and Contingencies (Continued)

replaced an existing standby letter of credit related to a security agreement under a real estate lease. In each of August 2009 and September 2010, the standby letter of credit related to a real estate lease was reduced by $300.

Litigation

        On August 10, 2010, the Company, Clearspring Technologies, Inc., or Clearspring, and six other defendants were named in a putative class-action lawsuit filed in the U.S. District Court, Central District of California. The lawsuit alleges a variety of causes of action, including violations of privacy and consumer rights. The plaintiffs claim that Clearspring worked with the Company and each of the other defendants to circumvent users' privacy expectations by installing a tracking device and accessing users' computers to obtain user personal information and data. Plaintiffs seek actual and statutory damages, restitution and to recover their attorney's fees and costs in the litigation. Plaintiffs allege that their aggregate claims exceed the sum of $5,000. The parties to the litigation entered into an agreement to settle this matter with no monetary liability on the part of the Company. This settlement was submitted to the court for approval in December 2010 and is pending court approval. The Company has not accrued for any loss contingency relating to this matter as it does not believe that a loss is probable and if court approval of the settlement is not obtained, it intends to continue to vigorously defend this position.

        From time to time, the Company is involved in various claims, lawsuits and pending actions against the Company in the normal course of its business. The Company believes that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on its financial position, results of operations or cash flows.

Taxes

        From time to time, various federal, state and other jurisdictional tax authorities undertake review of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for possible exposures. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to its consolidated financial statements.

Expired Domain Name Agreement

        On February 14, 2008, the Company entered into a three-year contract with an existing customer to manage certain expired website names owned and operated by the customer, as amended (the "Amended Domain Agreement"). Under the Amended Domain Agreement: (i) the Company manages its customer's revenue and sales of its website names in exchange for a revenue share; (ii) the Company committed to provide the customer with a minimum of $1,750 of revenue per year (the "Annual Guarantee") for a total of $5,250 over the three year contractual period and (iii) in the event annual revenue generated under the Amended Domain Agreement is less than the Annual Guarantee (as defined), the Company is able to satisfy the difference through the purchase of the customer's then existing website names (as defined). The Amended Domain Agreement can be terminated without penalty by either the Company or the customer within 60 days prior to the end of each annual renewal period.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

8. Commitments and Contingencies (Continued)

        Gross revenue generated through the sale and management of the customer's website names revenue was $323, $384 and $335 during the years ended December 31, 2008, 2009 and 2010 respectively. The remaining Annual Guarantee for the years ended December 31, 2008, 2009 was satisfied through the purchase of website names for the Company's own use in April 2009 and March 2010, respectively. The Company expects to settle the final Annual Guarantee of the Amended Domain Agreement for the year ended December 31, 2010 through the purchase of website names in March 2011.

Indemnifications

        In its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company's customers, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware and indemnifications related to the Company's lease agreements. In addition, the Company's advertiser and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in the Company's industry. The Company has not incurred significant obligations under indemnification provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

9. Notes Payable and Revolving Line of Credit

Revolving Line of Credit Agreements

        On May 25, 2007, the Company entered into a five-year $100,000 revolving line of credit agreement (the Credit Agreement) with a commercial bank syndicate. Under the terms of the Credit Agreement, the Company can borrow up to the lesser of $100,000 or two and a half times trailing four quarters EBITDA (as defined) prior to March 2011, and two times trailing four quarters EBITDA (as defined) prior to March 2012.

        The Company may choose a prime-based interest rate or LIBOR-based borrowings, plus an applicable interest rate margin. The Credit Agreement provides that the applicable interest margin is based on the level of borrowings relative to the Company's EBITDA (as defined). Principal amounts outstanding under the Credit Agreement are due on May 25, 2012 and interest is payable in arrears in accordance with the terms of each loan: quarterly for prime based loans and in one to six-month intervals for LIBOR based loans. The average interest rate during the years ended December 31, 2009 and 2010 was 1.83% and 1.23%, respectively.

        The collateral for the Credit Agreement consists of substantially all tangible and intangible assets of the Company, under perfected security interests, including pledges of the common stock of all subsidiaries of the Company. The Credit Agreement contains customary events of default, material adverse event clause and certain financial covenants, such as a minimum fixed charge ratio and a maximum leverage ratio. As of December 31, 2009 and 2010, the Company was in compliance with these covenants.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

9. Notes Payable and Revolving Line of Credit (Continued)

        In addition, the Credit Agreement contains covenants restricting the Company's ability to, among other things, incur additional debt or incur or permit to exist certain liens; pay dividends or make other distributions or payments on capital stock; make investments and acquisitions; enter into transactions with affiliates; transfer or sell substantially all of the Company's assets.

        At December 31, 2009 and 2010, the aggregate borrowings available under the Credit Agreement was approximately $82,200 and $93,000 based on the Company's trailing 12-month EBITDA (as defined). At December 31, 2009 and 2010, $10,000 and $0, respectively, was outstanding under the Credit Agreement.

        Total debt issuance costs associated with the Credit Agreement were $1,694, which are being amortized as interest expense over the term of the Credit Agreement. For the years ended December 31, 2008, 2009 and 2010, $403, $386 and $386, respectively, of debt issuance costs were amortized and included in interest expense. At December 31, 2010, net debt issuance costs of $336 and $132 are included in other current assets and other assets, non-current, respectively.

Acquisition Related Debt

        In August 2006 the Company acquired 100% of the outstanding stock of Trails.com, Inc. ("Trails"). As part of the purchase consideration, the Company provided the shareholders with $4,000 of unsecured promissory notes with a maturity date of August 31, 2008, bearing interest at 7% annually and payable on a semi-annual basis. These promissory notes were repaid in full, including $142 accrued interest, in August 2008.

        In March 2008 the Company acquired 100% of the outstanding stock of Pluck (Note 18). As part of the purchase consideration, the Company provided certain Pluck shareholders with $10,000 of unsecured promissory notes with a maturity date of April 3, 2009. These promissory notes and $772 accrued interest were repaid in full in April 2009.

10. Income Taxes

        The income tax benefit (expense) consists of the following:

	December 31, 2008	December 31, 2009	December 31, 2010
Current (expense) benefit
Federal	$—	$(7)	$—
State	(124)	(175)	(709)
International	(349)	(382)	(208)
Deferred (expense) benefit
Federal	2,163	(2,807)	(2,910)
State	2,922	600	(74)
International	—	—	4

Total income tax benefit (expense)	$4,612	$(2,771)	$(3,897)

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

10. Income Taxes (Continued)

        The reconciliation of the federal statutory income tax rate of 35% to the Company's effective income tax rate is as follows:

	December 31, 2008	December 31, 2009	December 31, 2010
Expected income tax benefit (expense) at U.S. statutory rate	$6,830	$6,895	$489
Difference between U.S. and foreign taxes	(331)	(324)	(126)
State tax (expense) benefit, net of federal taxes	698	743	(433)
Non-deductible stock-based compensation	(1,112)	(937)	(748)
Tax-exempt income	137	—	—
State rate changes	2,123	(623)	(350)
Indirect federal impact of state deferred taxes	(790)	138	274
Valuation allowance	(2,693)	(8,743)	(2,985)
Other	(250)	80	(18)

Total income tax benefit (expense)	$4,612	$(2,771)	$(3,897)

        The Company's international operations are primarily conducted through entities that are treated as branches for U.S. tax purposes and accordingly, the financial results are included in domestic income (loss) before income taxes. The vast majority of the Company's international tax expense relates to local taxes on these branch operations and there is not significant income (loss) before income taxes related to non-branch foreign subsidiaries for all periods presented.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

10. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2010 are presented below:

	2009	2010
Deferred tax assets
Accrued liabilities not currently deductible	$3,404	$5,424
Intangible assets—excess of financial statement amortization over tax	8,045	9,352
Indirect federal impact of deferred state taxes	652	678
Deferred revenue	4,262	4,973
Net operating losses	26,113	22,532
Stock-based compensation	896	3,783
Other	228	394

	43,600	47,136

Deferred tax liabilities
Deferred registration costs	(13,078)	(16,461)
Prepaid expenses	(1,892)	(2,009)
Goodwill not amortized for financial reporting	(10,745)	(14,155)
Intangible assets—excess of financial statement basis over tax basis	(13,051)	(9,201)
Property and equipment	(4,822)	(5,292)

	(43,588)	(47,118)

Valuation allowance	(11,436)	(14,421)

Net deferred tax liabilities	$(11,424)	$(14,403)

Current	$(13,339)	$(15,248)
Noncurrent	1,915	845

	$(11,424)	$(14,403)

        The Company had federal net operating loss ("NOL") carryforwards of approximately $72,000 and $62,000 as of December 31, 2009 and 2010, respectively, which expire between 2020 and 2029. In addition, as of December 31, 2009 and 2010 the Company had state NOL carryforwards of approximately $10,000, which expire between 2013 and 2029.

        Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. Changes in the Company's equity structure and the acquisitions by the Company of eNom, Trails, Maps a La Carte, Pagewise and Pluck resulted in such an ownership change. Currently, the Company does not expect the utilization of its net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of its previous ownership changes.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

10. Income Taxes (Continued)

        The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance, if based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The Company has determined it is more likely than not that it will not realize the benefit of all its deferred tax assets and accordingly a valuation allowance of $11,436 and $14,421 against its deferred taxes was required at December 31, 2009 and 2010, respectively. The change in the valuation allowance for years ended December 31, 2008, 2009 and 2010 was an increase of $2,693, $8,743 and $2,985 respectively. The valuation allowance is principally required as a result of the timing of the reversal of deferred tax liabilities associated with tax deductible goodwill which is not certain and thus not available to assure the realization of deferred tax assets. Similarly, state deferred tax liabilities in excess of state deferred tax assets are not available to ensure the realization of federal deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess of deferred tax liabilities at December 31, 2010. As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.

        Accounting standards related to stock-based compensation exclude tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, the Company has not included unrealized stock option tax attributes of $263 from our deferred tax assets at December 31, 2010. The benefit of these deferred tax assets will be recorded to additional paid-in capital when they reduce taxes payable.

        The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the accounting guidance.

        The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest related to uncertain tax positions as of or during the period for the tax years 2008, 2009 and 2010. No uncertain income tax positions were recorded during 2010, and the Company does not expect its uncertain tax position to change during the next twelve months. The Company files a U.S. federal and many state tax returns. The tax years 2007 to 2009 remain subject to examination by the IRS and all tax years since the Company's incorporation are subject to examination by various state authorities. The Company does not believe it is reasonably possible that its unrecognized tax benefits would significantly change over the next twelve months.

11. Related Party Transactions

        The Company's Chief Executive Officer was the Chairman of the board of iCrossing, Inc. ("iCrossing"), which provided approximately $10 and $15 in marketing services to the Company during the years ended December 31, 2008 and 2009, respectively. No services were provided during the year ended December 31, 2010. iCrossing was sold in June 2010 and as a result the composition of its board of directors and shareholders changed such that it was no longer a related party of the Company from that date.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

11. Related Party Transactions (Continued)

        The Company's Chief Executive Officer and certain members of the board of directors are on the board of directors of The FRS Company ("FRS"). The Company recognized approximately $84, $151, $378 in revenue for advertising and social media services during the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2009 and 2010, the Company's receivable balance due from FRS was $50 and $164, respectively. As of December 31, 2010 FRS had outstanding contractual commitments to purchase further advertising and content creation services from the Company of $360 through December 31, 2011 with an early termination clause exercisable by FRS in March 2011.

        In March 2008 and in connection with the acquisition of Pluck, the Company issued an $899 unsecured promissory note to a certain former Pluck shareholder, who is currently an employee of the Company. The $899 unsecured promissory note bore interest at 7% annually, matured and was repaid on April 3, 2009.

        In May 2009 the Company entered into a Master Relationship Agreement with Mom, Inc. ("Modern Mom"), a Delaware corporation that is co-owned and operated by the wife of the Company's Chairman and Chief Executive Officer. Under the terms of the Master Relationship Agreement, the Company entered into various services and product agreements in exchange for certain services, promotions and endorsements from Modern Mom (collectively, the "Modern Mom Agreements"). Terms of the Modern Mom Agreements included, but were not limited to providing Modern Mom with dedicated office space, limited Company resources, set-up and hosting services of its social media applications and a perpetual right to display certain content on the Modern Mom website. In consideration of the Company's obligations under the Modern Mom Agreements, Modern Mom agreed to provide the Company with certain promotional and branding services, and $57 to acquire certain content from the Company. The term of the Master Relationship Agreement was two years from the effective date (unless specified otherwise). As of December 31, 2009, Modern Mom received dedicated office space, internal resource time, the Company's proprietary social media applications and tools on its website, and a license to use certain Content on its website. As of December 31, 2009, the Company received its $57 fee, as well as certain promotional and branding services from Modern Mom.

        In March 2010, the Company agreed to provide Modern Mom with ten thousand units of textual articles, to be displayed on the Modern Mom website, for an aggregate fee of up to $500. As of December 31, 2010 approximately five thousand articles had been delivered to Modern Mom. The Company recognized revenue of approximately $242 in the year ended December 31, 2010 and amounts due from Modern Mom as of December 31, 2010 was $44. Subsequent to the year end, the parties agreed in principle to discontinue the March 2010 agreement and as a result, the Company no longer has an obligation to provide Modern Mom with any additional articles.

        One of the Company' s board members, who became a director in April 2010, was the Senior Vice President and General Manager of Omniture, Inc. ("Omniture"), which provided approximately $210 in online marketing services to the Company during the year ended December 31, 2010 and no amount was outstanding as of December 31, 2010.

12. Employee Benefit Plan

        The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering all full-time employees who meet certain eligibility requirements. Eligible

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

12. Employee Benefit Plan (Continued)

employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company did not make any matching contributions for the years ended December 31, 2008, 2009 and 2010.

13. Share-based Compensation Plans and Awards

Stock Incentive Plans

        Under the Company's 2010 Incentive Award Plan (the "2010 Plan"), the Administrator of the 2010 Plan, which is appointed by the Company's board of directors, may grant up to 15,500 stock options, restricted stock, restricted stock units and other incentive awards (excluding up to 27,500 stock option, restricted stock, restricted stock unit and other similar awards that were originally available for grant under the Company's 2006 Amended and Restated Equity Incentive Plan or the "2006 Plan", which was terminated with the adoption of the 2010 Plan) to employees, officers, nonemployee directors, and consultants, and such options or awards may be designated as incentive or nonqualified stock options at the discretion of the plan Administrator. In connection with the adoption of the 2010 Plan, 334 stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan as of August 5, 2010 that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. As of December 31, 2010, 9,241 stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and employee stock options and restricted stock awards vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period. Certain stock options and restricted stock awards have accelerated vesting provisions in the event of a change in control, termination without cause or an initial public offering (as defined).

Valuation of Awards

        The per share fair value of stock options granted with service and/or performance conditions was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Expected life (in years)	6.19	5.72	6.27
Risk-free interest rate	1.54-3.52%	1.37-2.86%	1.31-2.83%
Expected volatility range	65-72%	60-62%	54-56%
Weighted average expected volatility	69%	61%	56%
Expected dividend yield	0%	0%	0%

        The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. Effective January 1, 2009, the Company determined the expected term assumption based on the Company's historical exercise behavior combined with estimates of the post-vesting holding period. Prior to January 1, 2009, the Company did not have adequate history of exercises of its stock-based awards and used the simplified method to calculate the expected

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

13. Share-based Compensation Plans and Awards (Continued)

term for its options, as allowed by Staff Accounting Bulletin SEC Topic 14, Share-Based Payments. Expected volatility is based on historical volatility of peer companies in the Company's industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its common stock.

        The expected term for performance-based and non-employee awards is based on the period of time for which each award is expected to be outstanding, which is typically the remaining contractual term.

Award Activity

Stock Options

        Stock option activity for the year ended December 31, 2010 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
	(In thousands, except share and per share data)
Outstanding at December 31, 2009	11,771	$4.88	8.34	$30,197
Options granted	8,805	19.92
Options exercised	(647)	2.43
Options forfeited or cancelled	(864)	5.69

Outstanding at December 31, 2010	19,065	$11.88	8.34	$131,569

Exercisable at December 31, 2010	5,365	$4.78	7.15	$60,184
Vested and expected to vest at December 31, 2010	17,775	$11.65	8.32	$124,928

        The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the estimated fair value of the Company's common stock at December 31, 2009 and 2010 and their exercise prices, respectively for all awards where the fair value of the Company's common stock exceeds the exercise price.

        The Company has granted certain executive-level employees 1,625 performance and market-based stock options to purchase shares of common stock with a weighted average exercise price of $2.42 per share. These performance and market-based stock option awards vest upon a change in control event or following an initial public offering ("IPO") (as defined), subject to meeting certain minimum stock price thresholds. If these vesting events do not occur within six years from the grant date, no vesting will occur. Because neither a change-in-control event nor an IPO event are deemed probable for accounting purposes until the event occurs, no compensation expense has been recorded for these performance and market-based stock option awards. The grant-date fair value of such awards was determined using a binomial lattice model. In February 2010, the Company modified the terms of these awards to reduce the stock price upon which the awards would vest following an IPO, among other

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

13. Share-based Compensation Plans and Awards (Continued)

changes. The Company will recognize an additional $1,600 of compensation if an IPO occurs, as a result of the modification. As of December 31, 2010, there was approximately $2,800 of unrecognized compensation cost (including the $1,600 incremental unrecognized cost as a result of the modification) related to these unvested performance and market-based stock option awards that will be recognized during the three months ended March 31, 2011 as a result of the Company's stock price meeting the minimum stock price threshold in the period following its IPO (Note 21—Subsequent Events).

        During the year ended December 31, 2010, the Company granted certain executive-level employees options to purchase 2,375, 1,150, 1,150 and 1,150 shares of common stock at exercise prices per share of $18.00, $24.00, $30.00, $36.00, respectively, which only commence vesting upon the completion of an IPO prior to March 31, 2011. The grant date fair value of these stock options is $30,800.

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16 - 1.88	896	5.86	$1.58	891	$1.57
2.00 - 2.00	2,229	6.34	2.00	757	2.00
2.88 - 4.30	1,914	7.84	3.28	1,063	3.24
4.40 - 5.70	2,069	7.05	4.82	1,143	4.80
5.90 - 7.70	1,897	9.05	7.37	199	6.70
9.50 - 9.50	3,151	8.44	9.50	1,312	9.50
9.74 - 16.00	1,134	9.64	13.25	—	—
18.00 - 18.00	2,325	9.59	18.00	—	—
24.00 - 30.00	2,300	9.59	27.00	—	—
36.00 - 36.00	1,150	9.59	36.00	—	—

	19,065	8.34	$11.88	5,365	$4.78

        Information related to stock-based compensation activity is as follows:

	Year ended December 31,
	2008	2009	2010
Weighted average fair value of options granted	$2.96	$2.50	$5.41
Intrinsic value of options exercised	1,439	991	5,889
Total fair value of restricted stock vested	4,960	6,617	7,502

        Excluding those awards where vesting is conditional on an IPO, there was $21,262 of stock-based compensation expense as of December 31, 2010 related to the non-vested portion of time-vested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.97 years.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

13. Share-based Compensation Plans and Awards (Continued)

RSPRs, restricted stock awards and restricted stock units

        Activity for the year ended December 31, 2010 is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2009	2,038	$1.70
Granted	213	9.24
Vested	(949)	0.93

Unvested at December 31, 2010	1,302	$3.38

        In 2007, the Company granted 1,000 RSPR awards with performance and market conditions to a key executive. These awards vest based upon a change-in-control event or following an IPO (as defined), subject to meeting certain minimum stock price thresholds. If these vesting events do not occur within six years from the grant date, no vesting will occur. Because neither a change-in-control event nor IPO is deemed probable for accounting purposes until the event occurs, no compensation expense has been recorded for these RSPR awards. In February 2010, the Company modified the terms of the RSPR to reduce the stock price upon which the award would vest following an IPO, among other changes. The Company will recognize an additional $1,300 of compensation if an IPO occurs, as a result of the modification. As of December 31, 2010, there was approximately $2,200 (including the $1,300 incremental unrecognized cost as a result of the modification) of unrecognized compensation cost related to this award that will be recognized as expense during the three months ended March 31, 2011 as a result of the Company's stock price meeting the minimum stock price thresholds in the period following its IPO (Note 21—Subsequent Events).

        As of December 31, 2010 there was approximately $1,512 of total RSPR compensation expense related to non-vested service-based restricted stock awards without performance and/or market conditions not yet recognized, which is expected to be recognized over a weighted average period of 3.0 years.

        In connection with the acquisition of Pluck (Note 18—Business Combinations), the Company agreed to pay out the remaining unvested Pluck stock options held by then-Pluck employees at the date of the acquisition. Payments would be made as the then-unvested Pluck options vested and contingent on the employees continued employment with the Company. As a result, the Company paid and expensed as part of stock-based compensation $899, $564 and $360 during the years ended December 31, 2008, 2009 and 2010, respectively, related to these options, and expects to pay approximately $240 in 2011.

LIVESTRONG.com Warrants

        In January 2008, the Company entered into a license agreement with the Lance Armstrong Foundation, Inc. (the "License Agreement") and an Endorsement and Spokesperson Agreement with Lance Armstrong (the "Endorsement Agreement"). Lance Armstrong Foundation ("LAF") is a

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

13. Share-based Compensation Plans and Awards (Continued)

non-profit organization dedicated to uniting people to fight cancer and Lance Armstrong ("Mr. Armstrong") is a seven-time winner of the Tour de France and an advocate for cancer patients.

        The License Agreement grants the Company a perpetual, worldwide, exclusive license to use the LIVESTRONG.com brand, trademark and certain website names associated therewith, including LIVESTRONG.com. The Company used the license to build the LIVESTRONG.com website as the Company's anchor health and wellness media property. In consideration for the license, the Company agreed to pay LAF a one-time, upfront royalty in the form of ten-year warrants to purchase 625 shares of the Company's common stock at an exercise price of $12.00 per share (the "LAF Warrant"). The LAF Warrant is classified as an intangible asset and is being amortized over its estimated life, which is ten years. The aggregate value of the LAF Warrant was $1,738, of which $167, $174 and $174 of amortization expense was recorded during the years ended December 31, 2008, 2009 and 2010, respectively. The LAF warrant terminated on the the closing date of the Company's IPO (Note 21—Subsequent Events) and the Company issued 184 shares of common stock upon the net exercise of the LAF Warrant in January 2011.

        During the term of the Endorsement Agreement ending on December 31, 2011, Lance Armstrong ("Armstrong") will provide certain services and endorsement rights to the Company. In consideration of Mr. Armstrong's services, the Company issued a one-time upfront consideration in the form of a ten-year warrant to purchase 625 shares of the Company's common stock at an exercise price of $12.00 per share (the "Livestrong Warrant"). The warrants are non-forfeitable, fully vested and are exercisable immediately upon execution of the agreement. No royalties or other consideration are immediately payable to Armstrong under this agreement. The Livestrong Warrant is being recognized as expense over the requisite service period, which is four years, on a straight-line basis. The aggregate value of the Livestrong Warrant was $1,738, of which $420, $439 and $439 of stock-based compensation expense was recorded during the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, $440 is included in Prepaid expenses and other assets in the accompanying balance sheet.

        The Livestrong Warrant terminated on the closing date of the Company's IPO (Note 21—Subsequent Events) and the Company issued 184 shares of common stock upon the net exercise of the Livestrong Warrant in January 2011.

        The per share fair value of the LAF Warrant and the Livestrong Warrant was determined using the Black-Scholes option pricing model considering the contractual life of 10 years; expected volatility of 91.3%; and risk-free interest rate of 3.7%.

BEI Warrant

        In June 2010, the Company entered into a website development, endorsement and license agreement with Bankable Enterprises, Inc. ("BEI") (the "BEI Agreement"). BEI is wholly owned by Tyra Banks ("Ms. Banks"), a business woman and celebrity.

        During the term of the BEI Agreement, which commences on July 1, 2010 and ends on July 1, 2014, Ms. Banks will provide certain services and endorsement rights to the Company, and will license to the Company certain intellectual property. The Company will use this intellectual property to build an owned and operated website on beauty and fashion. As consideration for Ms. Banks' services, the

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

13. Share-based Compensation Plans and Awards (Continued)

Company issued a fully-vested four-year warrant to purchase 375 shares of the Company's common stock at an exercise price of $12.00 per share. The warrant terminates on the earlier of (i) June 30, 2014 or (ii) the closing of a change of control (as defined). In addition, BEI will receive certain royalties on advertising revenue in excess of certain minimum royalty thresholds (as defined).

        The warrant is being recognized as expense over the requisite service period, which is approximately four years, on a straight-line basis. The aggregate value of the BEI warrant was approximately $1,880, of which $226 was recognized as expense during the year ended December 31, 2010. As of December 31, 2010, $451 and $1,203 is included in prepaid expenses and other assets and other assets, respectively, in the accompanying balance sheet. The BEI warrant fair value was determined using the Black-Scholes option pricing model considering the contractual life of 4 years; expected volatility of 57%; and risk-free interest rate of 1.5%.

Stock-based Compensation Expense

        Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Year ended December 31,
	2008	2009	2010
Stock-based compensation included in
Service costs	$532	$527	$868
Sales and marketing	1,526	1,611	2,379
Product development	875	1,504	1,692
General and administrative	3,037	4,094	4,750

Total stock-based compensation included in net loss	5,970	7,736	9,689
Income tax benefit related to stock-based compensation included in net loss	(1,142)	—	(372)

	$4,828	$7,736	$9,317

        Included in the table above are cash payments of $899, $565, and $360 related to the Pluck stock options for the years ended December 31, 2008, 2009, and 2010, respectively. In addition, $420, $439 and $439 of expense related to the Livestrong Warrant are included in the table above, for the years ended December 31, 2008, 2009 and 2010, respectively. Also included in the table above is $226 of expense related to the BEI warrant for the year ended December 31, 2010.

        During the years ended December 31, 2008, 2009 and 2010, $714, $700 and $899, respectively, of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

14. Common Stock

        Each share of common stock has the right to one vote per share. Each restricted stock purchase right has the right to one vote per share and the right to receive dividends or other distributions paid or made with respect to common shares, subject to restrictions for continued employment service.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

15. Convertible Preferred Stock

        The Company is authorized to issue 700,000 shares of stock comprised of 500,000 shares of common stock and 200,000 shares of preferred stock. The preferred stock may be issued in distinct series, of which there were four authorized as of December 31, 2010: Convertible Series A preferred stock ("Convertible Series A Preferred Stock"), 85,000 shares authorized; Convertible Series B preferred stock ("Convertible Series B Preferred Stock"), 15,000 shares authorized; Convertible Series C preferred stock ("Convertible Series C Preferred Stock"), 27,000 shares authorized; and Convertible Series D preferred stock ("Convertible Series D Preferred Stock"), 26,150 shares authorized.

        Convertible preferred stock activity during the periods indicated is as follows:

	Convertible Series A preferred stock		Convertible Series B preferred stock		Convertible Series C preferred stock		Convertible Series D preferred stock
									Total preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	65,333	$122,168	9,464	$17,000	26,047	$100,098	16,667	$99,696	$338,962
Issuance of Convertible Series D preferred stock	—	—	—	—	—	—	5,833	35,000	35,000
Stock issuance costs	—	—	—	—	—	—	—	(208)	(208)

Balance at December 31, 2008, 2009 and 2010	65,333	$122,168	9,464	$17,000	26,047	$100,098	22,500	$134,488	$373,754

        In January 2011, all shares of preferred stock were converted into 61,672 shares of common stock in connection with the Company initial public offering as described in Note 21—Subsequent Events.

        The following is a summary of the rights and preferences of the classes of preferred stock as of December 31, 2010:

        Dividends—The Convertible Series A Preferred Stock, Convertible Series C Preferred Stock and Convertible Series D Preferred Stock were entitled to receive dividends on a pari passu basis, and out of any assets legally available when and if declared by the board of directors. The Convertible Series B Preferred Stock was entitled to receive dividends when and if declared by the board of directors after all accrued and unpaid dividends have been paid on the outstanding Convertible Series A Preferred Stock, Convertible Series C Preferred Stock and Convertible Series D Preferred Stock and prior to and in preference to the declaration of dividends on the Company's common stock. The preferred stock dividends accrued cumulatively, whether or not declared at the rate of: 6% per annum in the case of the Convertible Series A and Convertible Series C Preferred Stock; 3% per annum in the case of the Convertible Series B Preferred Stock; and 9% per annum in the case of the Convertible Series D Preferred Stock and are compounded quarterly on the last day of March, June, September and December for each year until paid. For the years ended December 31, 2008, 2009 and 2010, the preferred stock accrued cumulative dividends of $28,209, $30,848 and $33,251, respectively.

        Liquidation preference—In the event of a liquidation (as defined), which included a sale of the Company, the Convertible Series D Preferred Stock was entitled to receive the Series D Liquidation Preference (as defined), which was equal to the original price per share of Convertible Series D Preferred Stock ($6.00 per share), prior to and in preference to the Series A, Series B and Series C Liquidation Preferences (as defined). After payment of the Series D Liquidation Preference, the

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

15. Convertible Preferred Stock (Continued)

Convertible Series C Preferred Stock was entitled to receive the Series C Liquidation Preference, which was equal to the original price per share of the Convertible Series C Preferred Stock ($3.8507), prior to and in preference to the Series A and Series B Liquidation Preferences. After payment of the Series C Liquidation Preference, the Convertible Series A Preferred Stock was entitled to receive the Series A Liquidation Preference, which was equal to the original price per share of the Convertible Series A Preferred Stock ($1.875), prior to and in preference to the Series B Liquidation Preference. After payment of the Series A Liquidation Preference, the Convertible Series B Preferred Stock was entitled to receive the Series B Liquidation Preference, which was equal to the original price per share ($1.7963). To the extent that the liquidation preference was insufficient to satisfy payment to the respective Series of Preferred Stock, then the assets were to be distributed pro rata to that Series.

        After the payment to the holders of preferred stock in the preferential amounts as described above, the holders of preferred stock were entitled to receive (whether declared or not declared), out of the assets of the Company, any accrued but unpaid preferred dividends. The dividends for Convertible Series A, B, C and D Preferred Stock compounded quarterly on the last day of March, June, September and December and accrued cumulatively at the rate of: 6% per annum in the case of the Convertible Series A and Convertible Series C Preferred Stock; 3% per annum in the case of the Convertible Series B Preferred Stock; and 9% per annum in the case of the Convertible Series D Preferred Stock. The liquidation preference of the preferred stock was increased by cumulative dividends in arrears of $28,209, $30,848 and $33,251 for the years ended December 31, 2008, 2009 and 2010, respectively.

        If upon a liquidation, the assets to be distributed among the holders of preferred stock were insufficient to permit the payment to such holders of all accrued and unpaid preferred dividends, then the entire remaining assets of the Company legally available for distribution would be distributed among the holders of preferred stock with equal priority and on pro rata basis. If, after the payment to holders of preferred stock of all accrued but unpaid preferred dividends, holders of Convertible Series D Preferred Stock had not received preferred dividends in an amount equal to at least $1.50 per share of Convertible Series D Preferred Stock, then the holders of Convertible Series D Preferred Stock were entitled to receive, out of the assets of the Company, the Series D Additional Amount per share of Convertible Series D Preferred Stock held by them. The Series D Additional Amount is an amount per share equal to the lesser of (i) $7.50 per share of Convertible Series D Preferred Stock less the amounts previously received per share of Convertible Series D Preferred Stock by holders of Convertible Series D Preferred Stock (either as dividends or pursuant to the preferential payment provisions described above) and (ii) an amount per share of Convertible Series D Preferred Stock which, when added to the amounts previously distributed to holders of Convertible Series D Preferred Stock (either as dividends or pursuant to the preferential payment provisions described above), that would result in the pre-tax internal rate of return received by the holders of Convertible Series D Preferred Stock equaling the pre-tax internal rate of return received by holders of Convertible Series C Preferred Stock with respect to shares of Convertible Series C Preferred Stock originally issued by the Company in September 2006 as a result of all amounts distributed to holders of Convertible Series C Preferred Stock in such liquidation. If upon the liquidation, the assets to be distributed among the holders of Convertible Series D Preferred Stock are insufficient to permit the payment to such holders of the full Series D Additional Amounts, then the entire remaining assets of the Company legally

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

15. Convertible Preferred Stock (Continued)

available for distribution were to be distributed with equal priority and pro rata among the holders of the Convertible Series D Preferred Stock.

        Notwithstanding the provisions above, in the event preferred stock holders would have received more proceeds from a liquidation on an as converted to common stock basis, then such holders (referred to below as holders of converted preferred stock) were entitled to such greater amount in lieu of the preferential payments described above.

        After payment to the holders of the preferred stock of the full preferential amounts, the remaining assets were to be distributed on a pro rata basis to the holders of common stock and, if applicable, the converted preferred stock.

        Conversion rights—Each share of preferred stock was convertible at the option of the holder in accordance with the conversion ratio applicable for each class of stock, which as of December 31, 2010 was one share of common stock for two shares of preferred stock. This conversion ratio was subject to adjustment in the event that the offering price in an initial public offering did not exceed certain thresholds. The offering price in the Company's initial public offering in January 2011 exceeded these thresholds and accordingly, no incremental shares were issued under the adjustment mechanism. In January 2011 all shares of preferred stock automatically converted into 61,672 shares of common stock.

        Redemption rights—The Company's preferred stock was not redeemable at the option of the holder or at a fixed or determinable date. Because the terms of the preferred stock contained the deemed liquidation provision on a change-in-control, however remote in likelihood, this deemed liquidation provision was considered a contingent redemption feature that was not solely within the control of the Company. As such, the Company has presented the preferred stock outside of stockholders' deficit in the mezzanine section of the December 31, 2009 and 2010 consolidated balance sheets.

        Voting rights—Except in the case of certain protective provisions applicable to holders of preferred stock (or one or more specific series thereof) summarized below, the preferred stock and the common stock will vote together and not as separate classes. Certain actions, including amendment of the Articles of Incorporation, increase in the number of authorized shares, declaration of dividends, the repurchase the Company's stock, an increase the number of shares reserved for issuance under stock plan approved by the Board of Directors, authorization of a liquidation of the Company or change the authorized number of directors, require the approval of holders of fifty five percent of the preferred stock voting as a single class.

        In addition, certain actions, such as adverse changes to the rights, preferences or privileges of a series of preferred stock, may require the consent of holders of a specified percentage of shares of such series.

        Each holder of shares of preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock held by such holder of preferred stock could then be converted.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

16. Preferred Stock Warrants

        In December 2008, the Company exchanged a warrant to acquire 260 shares of Convertible Series C Preferred Stock at an exercise price of $3.85 per share for a warrant to purchase 117 shares of the Company's common stock, with an exercise price of $5.90 per share. The warrant expired on the closing date of the Company's initial public offering and the Company issued 76 shares of common stock upon the net exercise of the warrant in January 2011.

        In October 2006 and as part of the purchase price consideration for the assets of Answerbag, the Company issued a warrant to purchase 125 shares of Convertible Series C Preferred Stock at an exercise price of $3.85 per share (the Answerbag Warrant). The warrant expired on the closing date of the Company's initial public offering and the Company issued 34 shares of common stock upon the net exercise of the warrant in January 2011.

        The Company determined the fair value of the Convertible Series C preferred stock warrants using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2008, 2009 and 2010:

	December 31,
	2008	2009	2010
Weighted average remaining contractual term (years)	2.8	1.8	0.75
Volatility	60%	60%	40%
Risk-free rate	1.00%	1.14%	0.29%
Dividend yield	6%	6%	6%

17. Concentrations

Concentration of the Cost of Registered Names

        For the years ended December 31, 2008, 2009 and 2010, approximately 87%, 85% and 84%, respectively, of the payments for the cost of registered names and prepaid registration fees were made to a single domain name registry, which is accredited by ICANN to be the exclusive registry for certain TLD's. The failure of this registry to perform its operations may cause significant short-term disruption to the Company's domain registration business.

Concentrations of Credit and Business Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.

        At December 31, 2009 and 2010, the Company's cash and cash equivalents and marketable securities were maintained primarily with four major U.S. financial institutions and two foreign banks. The Company also has used one Internet payment processor in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

        A substantial portion of the Company's advertising revenue is generated through arrangements with two advertising network partners. The Company may not be successful in renewing any of these

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

17. Concentrations (Continued)

agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in renewing its agreements with advertising network partners on commercially acceptable terms. The percentage of revenue generated through advertising network partners representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2008	2009	2010
Advertising Network Partner A	14%	14%	*
Advertising Network Partner B	12%	18%	29%

        At December 31, 2009 and 2010, advertising network partners comprising more than 10% of the consolidated accounts receivable balance were as follows:

	2009	2010
Advertising Network Partner A	32%	*
Advertising Network Partner B	22%	33%

*
less than 10% as of or for the period

18. Business Combinations

        The Company accounts for acquisitions of businesses using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values.

        During the year ended December 31, 2008, the Company acquired businesses consistent with the Company's strategic plan of acquiring, consolidating and developing Internet media properties and applications. In addition to identifiable assets acquired in these business combinations, the Company acquired goodwill that primarily derives from the ability to generate synergies across the Company's media services and the loyalty of their user community.

        The acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition. The following tables summarize the total purchase consideration and the estimated fair

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

18. Business Combinations (Continued)

value of the assets acquired and the liabilities assumed for business acquisitions made by the Company during the year ended December 31, 2008:

	The Daily Plate	Pluck
Purchase consideration:
Cash and acquisition costs	$4,037	$54,421
Deferred acquisition consideration	1,000	250
Notes payable	—	10,000
Repayment of existing debt	—	1,614

Total purchase consideration:	$5,037	$66,285

Assets:
Cash	$—	$410
Current assets	—	2,175
Property & equipment	—	1,181
Intangible assets:
Trade names	18	2,029
Media content	1,231	451
Non-compete agreements	148	2,010
Customer relationships	21	2,092
Technology	208	23,790
Goodwill	3,411	39,129

Total assets acquired:	5,037	73,267
Current liabilities, excluding deferred tax liabilities	—	(1,494)
Deferred tax liabilities, net	—	(5,453)
Other long-term liabilities	—	(35)

Net assets acquired	$5,037	$66,285

The Daily Plate

        In January 2008, the Company acquired substantially all the assets of The Daily Plate (TheDailyPlate.com), a community-based website for nutrition and fitness enthusiasts for total purchase consideration of $5,037, including acquisition costs. The Daily Plate was owned and operated by four employees of the Company prior to the acquisition by the Company. The Company accounted for the transaction as a business combination.

        In connection with TheDailyPlate.com acquisition, $1,000 of consideration was initially withheld by the Company to secure indemnification obligations from the selling shareholders. In July 2008, the first $500 installment payment of the withheld consideration was made. The remaining $500 portion of the holdback was released in January 2009, after confirmation that no indemnification claims were identified.

        The acquired intangible assets in the amount of $1,626 have a weighted average useful life of approximately five years. The identifiable intangible assets are comprised of trade names with a value

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

18. Business Combinations (Continued)

of $18 (2-year straight-line useful life), customer relationships with a value of $21 (2-year straight-line useful life), non-compete agreements with a value of $148 (2-year straight-line useful life), content with a value of $1,231 (5-year straight-line useful life), and technology with a value of $208 (5-year straight-line useful life). The goodwill of $3,411 and the acquired intangibles with a value of $1,600 are deductible over 15 years for federal tax purposes.

Pluck

        In March 2008, the Company acquired 100% of the outstanding stock of Pluck. Pluck is a provider of social media tools and technologies which enable publishers, brands and retailers to grow their audiences by integrating content, community and social media technologies directly into their existing web properties. The Company accounted for the transaction as a business combination. The purchase consideration of $66,285 consisted of the following: cash and acquisition costs of $54,421; deferred consideration of $250; repayment of Pluck's existing debt of $1,614; and promissory notes for $10,000 that matured on April 3, 2009 and bore interest at 7% annually. On April 3, 2009, the Company paid the promissory notes and $772 accrued interest.

        The Company agreed to payout certain unvested stock options held by Pluck employees at the time of acquisition (Note 13—Share-based Compensation Plans and Awards). As a result, the Company was obligated to pay in cash approximately $2,500 over the original vesting period of the stock option awards. Such amount is recorded as compensation expense contingent on the employee's continued employment with Demand Media. During the years ended December 31, 2008, 2009 and 2010, $899 and $564 and $360, respectively, of cash related to the vested stock options was paid out to Pluck employees.

        In connection with the acquisition, $250 of cash consideration was deferred to secure working capital requirements. The deferred consideration was released in December 2008 after confirmation that the minimum working capital requirements were satisfied.

        In November 2008, $371 related to the final working capital adjustment was paid to the sellers. This working capital adjustment and consequent adjustments to deferred tax liabilities resulted in changes to the preliminary allocations of assets and liabilities, other than intangible assets.

        The acquired intangible assets in the amount of $30,372 have a weighted average useful life of approximately five years. The identifiable intangible assets are comprised of trade names with a value of $2,029 (5-year straight-line useful life), customer relationships with a value of $2,092 (5-year straight-line useful life), non-compete agreements with a value of $2,010 (range of useful lives from two years to three years, straight-line), content rights with a value of $451 (5-year straight-line useful life) and technology with a value of $23,790 (5-year straight-line useful life). The goodwill of $39,129 and the acquired intangibles with a value of $30,372 are not deductible for federal tax purposes.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

18. Business Combinations (Continued)

Supplemental Pro forma Information (unaudited)

        Supplemental information on an unaudited pro forma basis, as if the 2008 acquisitions had been consummated as of January 1, 2008, is as follows:

Year ended December 31, 2008
(unaudited)
Revenue	$170,881
Net loss	(16,107)

        Included in revenue for the year ended December 31, 2008 is $6,911 related to social media services revenue generated by Pluck, which was acquired in March 2008. Disclosure of revenue and earnings for The Daily Plate acquisition and earnings for Pluck included in the consolidated results of the Company for the post acquisition periods is impracticable because their operations were integrated into our existing business and not managed or tracked on a separate basis.

        The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

19. Business Segments

        The Company operates in one operating segment. The Company's chief operating decision maker ("CODM") manages the Company's operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for its Content & Media and Registrar offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of the Company's principal operations and decision- making functions are located in the United States. Revenue generated outside of the United States is not material for any of the periods presented.

        Revenue derived from the Company's Content & Media and Registrar Services is as follows

	Year ended December 31,
	2008	2009	2010
Revenue
Content & Media revenue
Owned & operated	$62,833	$73,204	$110,770
Network	21,988	34,513	42,140

Total Content & Media revenue	84,821	107,717	152,910
Registrar revenue	85,429	90,735	100,026

Total Revenue	$170,250	$198,452	$252,936

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

20. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Year ended December 31,
	2008	2009	2010
Numerator:
Net loss	$(14,903)	$(22,471)	$(5,325)
Cumulative preferred stock dividends	(28,209)	(30,848)	(33,251)

Net loss attributable to common stockholders	$(43,112)	$(53,319)	$(38,576)

Denominator:
Weighted average common shares outstanding	14,266	14,554	15,002
Weighted average unvested restricted stock awards	(6,082)	(3,395)	(1,494)

Weighted average common shares outstanding—basic	8,184	11,159	13,508
Dilutive effect of stock options, warrants and convertible preferred stock	—	—	—

Weighted average common shares outstanding—diluted	8,184	11,159	13,508

Net loss per share—basic and diluted	$(5.27)	$(4.78)	$(2.86)

        As of each period end, the following common equivalent shares were excluded from the calculation of the Company's net loss per share as their inclusion would have been antidilutive:

	Year ended December 31,
	2008	2009	2010
Stock options	8,023	11,771	19,065
Unvested RSPRs	4,683	2,038	1,302
Convertible Series A Preferred Stock	32,667	32,667	32,667
Convertible Series B Preferred Stock	4,732	4,732	4,732
Convertible Series C Preferred Stock	13,024	13,024	13,024
Convertible Series D Preferred Stock	11,250	11,250	11,250
Convertible Series C Preferred Stock Warrants	63	63	63
Common Stock Warrants	1,374	1,374	1,749

21. Subsequent Events

        The Company completed its initial public offering on January 31, 2011 whereby it received proceeds, net of underwriter discounts but before deducting offering expenses, of $81,817 from the issuance of 5,175 shares of common stock. As a result of the initial public offering, all shares of the Company's convertible preferred stock converted into 61,672 shares of common stock and warrants to purchase common stock or convertible preferred stock net exercised into 483 shares of common stock. The initial public offering also triggered the commencement of vesting for certain stock options and restricted stock awards as described in Note 13—Share-based Compensation Plans and Awards.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per share amounts)

21. Subsequent Events (Continued)

        During the period from January 1, 2011 to February 28, 2011, the Company granted stock options to purchase 327 shares of common stock with a weighted average exercise price of $17.79 per share, and issued 87 restricted stock units.

        On February 23, 2011, the Company acquired CoveritLive, a company based in Toronto, Canada that provides social media services by powering live events with social engagement tools. The impact of this acquisition on the Company's revenues and earnings for 2011 is not anticipated to be significant.

EXHIBIT INDEX

Exhibit No.		Description of Document
3.01		Amended and Restated Certificate of Incorporation of Demand Media, Inc., dated January 28, 2011
3.02		Amended and Restated Bylaws of Demand Media, Inc.
4.01
Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)
4.02
Third Amended and Restated Stockholders' Agreement, by and among Demand Media, Inc., and the stockholders listed on Exhibit A thereto, dated March 3, 2008 (incorporated by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
4.03
Amendment No. 1 to Third Amended and Restated Stockholders' Agreement, dated October 21, 2010 (incorporated by reference to Exhibit 4.03 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)
10.01	*
Form of Indemnification Agreement entered into by and between Demand Media, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.01 to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 12, 2010)
10.02
Sublease, by and between Dimensional Fund Advisors LP and Demand Media, Inc., dated September 24, 2009 (incorporated by reference to Exhibit 10.02 to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on September 16, 2010)
10.03	*
Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, adopted April 2006, amended and restated June 26, 2008 (incorporated by reference to Exhibit 10.03 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.03A	*
First Amendment to the Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, dated June 1, 2009 (incorporated by reference to Exhibit 10.03A to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.04	*
Demand Media, Inc. 2010 Incentive Award Plan, adopted August 3, 2010 (incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.05	*
Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.06	*
Form of Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.06 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.07	*
Form of Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

Exhibit No.		Description of Document
10.08	*	Employment Agreement between Demand Media, Inc. and Richard Rosenblatt, dated August 5, 2010 (incorporated by reference to Exhibit 10.08 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.09	*
Employment Agreement between Demand Media, Inc. and Charles Hilliard, dated August 5, 2010 (incorporated by reference to Exhibit 10.09 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.10	*
Offer Letter between Demand Media, Inc. and Shawn Colo, dated April 18, 2006 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.10A	*
Employment Agreement between Demand Media, Inc. and Shawn Colo, dated August 31, 2010 (incorporated by reference to Exhibit 10.10A to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)
10.11	*
Offer Letter between Demand Media, Inc. and Larry Fitzgibbon, dated April 21, 2006 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.11A	*
Employment Agreement between Demand Media, Inc. and Larry Fitzgibbon, dated October 2, 2010 (incorporated by reference to Exhibit 10.11A to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)
10.12	*
Offer Letter between Demand Media, Inc. and Michael Blend, dated August 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.13	*
Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated March 15, 2010 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.13A	*
First Amendment to Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated September 3, 2010 (incorporated by reference to Exhibit 10.13A to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2011)
10.14	*
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.15	*
Demand Media Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.16	*
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 1, 2007, amended February 9, 2010 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

Exhibit No.		Description of Document
10.17	*	Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 1, 2007 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.18	*
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Michael Blend, dated May 29, 2008, amended February 10, 2010 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.19	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated June 2009 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.20	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 2009 (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.21	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Shawn Colo, dated June 2009 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.22	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Larry Fitzgibbon, dated June 2009 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.23	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Michael Blend, dated June 2009 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.24
Google Services Agreement, between Google, Inc. and Demand Media, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)
10.25
Credit Agreement, among Demand Media, Inc., certain subsidiaries of the borrower, Bank of America, N.A., RBC Capital Markets and other lenders party thereto, dated May 25, 2007, amended July 2, 2007, further amended February 28, 2008 and further amended April 24, 2008 (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010 and September 16, 2010)
10.26	*
Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)
10.27	*
Offer Letter between Demand Media, Inc. and David Panos, dated March 3, 2008 (incorporated by reference to Exhibit 10.27 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

Exhibit No.		Description of Document
10.28	*	Employment Agreement between Demand Media, Inc. and David Panos, dated August 24, 2010 (incorporated by reference to Exhibit 10.28 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)
10.29	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and David Panos, dated April 5, 2010 (incorporated by reference to Exhibit 10.29 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)
10.30	*
Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Joanne Bradford, dated March 26, 2010 (incorporated by reference to Exhibit 10.30 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)
10.31	*
Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated August 3, 2010 (incorporated by reference to Exhibit 10.31 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)
10.32	*
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated March 26, 2010 (incorporated by reference to Exhibit 10.32 to the Company's Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 10, 2010)
14.01		Code of Business Conduct and Ethics
21.01		List of subsidiaries of Demand Media, Inc.
23.01		Consent of Independent Registered Public Accounting Firm
31.01
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates management contract or compensatory plan, contract or arrangement.