Form 10-Q
period 2011-03-31
DEMAND MEDIA INC.
filed 2011-05-09
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35048

DEMAND MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4731239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, Suite 500 Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

(310) 394-6400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒

As of May 6, 2011, there were 83,205,963 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.     FINANCIAL INFORMATION

Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	December 31, 2010	March 31, 2011
Assets
Current assets
Cash and cash equivalents	$32,338	$108,056
Accounts receivable, net	26,843	31,412
Prepaid expenses and other current assets	7,360	7,918
Deferred registration costs	44,213	47,104
Total current assets	110,754	194,490
Deferred registration costs, less current portion	8,037	8,557
Deferred tax assets	845	1,588
Property and equipment, net	34,975	35,923
Intangible assets, net	102,114	108,143
Goodwill	224,920	227,849
Other assets	6,822	2,436
Total assets	$488,467	$578,986
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,330	$9,565
Accrued expenses and other current liabilities	29,570	32,090
Deferred tax liabilities	15,248	16,525
Deferred revenue	61,832	65,420
Total current liabilities	114,980	123,600
Deferred revenue, less current portion	14,106	14,239
Other liabilities	1,043	959
Total liabilities	130,129	138,798
Commitments and contingencies (Note 7)
Convertible preferred stock
Convertible Series A Preferred Stock, $0.0001 par value.
Authorized 85,000 and 25,000 shares; issued and outstanding 65,333 and — shares at December 31, 2010 and at March 31, 2011; aggregate liquidation preference of $161,951 at December 31, 2010	122,168	—
Convertible Series B Preferred Stock, $0.0001 par value.
Authorized 15,000 and nil shares; issued and outstanding 9,464 and — shares at December 31, 2010 and at March 31, 2011; aggregate liquidation preference of $19,591 at December 31, 2010	17,000	—
Convertible Series C Preferred Stock, $0.0001 par value.
Authorized 27,000 and nil shares; issued and outstanding 26,047 and — shares at December 31, 2010 and at March 31, 2011; aggregate liquidation preference of $129,749 at December 31, 2010	100,098	—
Convertible Series D Preferred Stock, $0.0001 par value.
Authorized 26,150 and nil shares; issued and outstanding 22,500 and — shares at December 31, 2010 and at March 31, 2011; aggregate liquidation preference of $180,032 at December 31,2010	134,488	—
Total convertible preferred stock	373,754	—
Stockholders’ equity (deficit)
Common Stock, $0.0001 par value. Authorized 500,000 shares; issued and outstanding 15,372 and 83,048 shares at December 31, 2010 and March 31, 2011, respectively	2	9
Additional paid-in capital	36,721	497,892
Accumulated other comprehensive income	108	116
Accumulated deficit	(52,247)	(57,829)
Total stockholders’ equity (deficit)	(15,416)	440,188
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$488,467	$578,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2010	2011
Revenue	$53,647	$79,523
Operating expenses
Service costs (exclusive of amortization of intangible assets shown separately below)	30,164	37,654
Sales and marketing	4,751	9,583
Product development	6,032	9,251
General and administrative	7,978	17,024
Amortization of intangible assets	7,935	10,203
Total operating expenses	56,860	83,715
Loss from operations	(3,213)	(4,192)
Other income (expense)
Interest income	8	42
Interest expense	(181)	(162)
Other income (expense), net	(19)	(257)
Total other expense	(192)	(377)
Loss before income taxes	(3,405)	(4,569)
Income tax benefit (expense)	(717)	(1,013)
Net loss	(4,122)	(5,582)
Cumulative preferred stock dividends	(7,963)	(2,477)
Net loss attributable to common stockholders	$(12,085)	$(8,059)
Net loss per share:
Basic and diluted	$(0.94)	$(0.13)
Weighted average number of shares	12,875	63,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	amount	income	deficit	Equity (deficit)

Balance at December 31, 2010	15,372	$2	$36,721	$108	$(52,247)	$(15,416)
Proceeds from the exercise of stock options	352	—	851	—	—	851
Stock option windfall tax benefits	—	—	66	—	—	66
Conversion of preferred stock and warrants to common stock	62,149	6	374,544	—	—	374,550
Issuance of common stock, net of issuance costs	5,175	1	76,902	—	—	76,903
Stock-based compensation expense	—	—	8,808	—	—	8,808
Foreign currency translation adjustment	—	—	—	8	—	8
Net loss	—	—	—	—	(5,582)	(5,582)
Comprehensive loss						(5,574)
Balance at March 31, 2011	83,048	$9	$497,892	$116	$(57,829)	$440,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2010	2011
Cash flows from operating activities
Net loss	$(4,122)	$(5,582)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	12,065	15,212
Deferred income taxes	544	542
Stock-based compensation	2,144	8,836
Windfall tax benefit from exercises of stock options	—	(66)
Other	18	379
Change in operating assets and liabilities, net of effect of acquisition
Accounts receivable, net	779	(4,597)
Prepaid expenses and other current assets	326	(471)
Deferred registration costs	(2,616)	(3,410)
Deposits with registries	(43)	(108)
Other assets	323	181
Accounts payable	856	1,067
Accrued expenses and other liabilities	1,190	3,516
Deferred revenue	3,403	3,721
Net cash provided by operating activities	14,867	19,220
Cash flows from investing activities
Purchases of property and equipment	(4,436)	(5,084)
Purchases of intangible assets	(10,168)	(14,204)
Purchases of marketable securities	(975)	—
Proceeds from maturities and sales of marketable securities	1,800	—
Cash paid for acquisition	—	(3,839)
Net cash used in investing activities	(13,779)	(23,127)
Cash flows from financing activities
Payments on line of credit	(10,000)	—
Principal payments on capital lease obligations	(143)	(174)
Proceeds from issuances of common stock (net of issuance costs of $2,943)	—	78,874
Proceeds from exercises of stock options	525	851
Windfall tax benefit from exercises of stock options	—	66
Net cash provided by (used in) financing activities	(9,618)	79,617
Effect of foreign currency on cash and cash equivalents	(44)	8
Change in cash and cash equivalents	(8,574)	75,718
Cash and cash equivalents, beginning of period	47,608	32,338
Cash and cash equivalents, end of period	$39,034	$108,056

Supplemental disclosure of cash flows
Cash paid for interest	$92	$67
Cash paid for income taxes	20	298
Supplemental disclosure of noncash investing and financing activities
Capitalized stock-based compensation	177	195
Property and equipment purchased through accounts payable and accrued expenses	255	555
Intangible assets purchased through accounts payable and accrued expenses	212	449
Debt and accrued interest exchanged as part of acquisition consideration	—	431
Deferred offering costs included in accounts payable and accrued expenses	—	394
Deferred acquisition costs included in accrued expenses	—	630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1. Company Background and Overview

Demand Media, Inc., together with its consolidated subsidiaries (the “Company”) is a Delaware corporation headquartered in Santa Monica, California. The Company’s business is focused on an Internet-based model for the professional creation of content at scale, and is comprised of two distinct and complementary service offerings, Content & Media and Registrar.

Content & Media

The Company’s Content & Media service offering is engaged in creating long-lived media content, primarily consisting of text articles and videos, and delivering it along with its social media and monetization tools to the Company’s owned and operated websites and network of customer websites. Content & Media services are delivered through the Company’s Content & Media platform, which includes its content creation studio, social media applications and a system of monetization tools designed to match content with advertisements in a manner that is optimized for revenue yield and end-user experience.

Registrar

The Company’s Registrar service offering provides domain name registration and related value added service subscriptions to third parties through its wholly owned subsidiary, eNom.

Initial Public Offering

In January 2011, the Company completed its initial public offering whereby it received proceeds, net of underwriters discounts but before deducting offering expenses, of $81,817 from the issuance of 5,175 shares of common stock. As a result of the initial public offering, all shares of the Company’s convertible preferred stock converted into 61,672 shares of common stock and warrants to purchase common stock or convertible preferred stock net exercised into 477 shares of common stock.

Reverse Stock-Split

In October 2010, the Company’s stockholders approved a 1-for-2 reverse stock split of its outstanding common stock, and a proportional adjustment to the existing conversion ratios for each series of preferred stock which was effected in January 2011. Accordingly, all common stock share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect this reverse split and adjustment of the preferred stock conversion ratio.

2. Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Preparation

The accompanying interim consolidated balance sheet as of March 31, 2011, the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2011 and the consolidated statement of stockholders’ equity (deficit) for the three-month period ended March 31, 2011 are unaudited.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s statement of financial position as of March 31, 2011 and its results of operations and its cash flows for the three-month periods ended March 31, 2010 and 2011. The results for the three-month period ended March 31, 2011 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of Demand Media, Inc. and its wholly owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant intercompany transactions and balances have been eliminated in consolidation.

Investments in affiliates over which the Company has the ability to exert significant influence, but does not control and is not the primary beneficiary of, including NameJet, LLC (“NameJet”), are accounted for using the equity method of accounting. Investments in affiliates which the Company has no ability to exert significant influence are accounted for using the cost method of accounting. The Company’s proportional shares of affiliate earnings or losses accounted for under the equity method of accounting, which are not material for all periods presented, are included in other income (expense) in the Company’s consolidated statements of operations. Affiliated companies are not material individually or in the aggregate to the Company’s financial position, results of operations or cash flows for any period presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, investments in equity interests, fair value of issued and acquired stock warrants, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets and goodwill, the fair value of the Company’s equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

For arrangements with multiple elements, the Company allocates revenue to each element if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  The fair value of the selling price for a deliverable is determined using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third party evidence, then (3) best estimate of selling price.  The Company allocates any arrangement fee to each of the elements based on their relative selling prices.

The Company’s revenue is principally derived from the following services:

Content & Media

Advertising Revenue.  Advertising revenue is generated by performance-based Internet advertising, such as cost-per-click, or CPC, in which an advertiser pays only when a user clicks on its advertisement that is displayed on the Company’s owned and operated websites and customer websites; fees generated by users viewing third-party website banners and text-link advertisements; fees generated by enabling customer leads or registrations for partners; and fees from referring users to, or from users making purchases on, sponsors’ websites. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to the Company’s advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of the other performance criteria. Revenue from performance-based arrangements, including referral revenue, is recognized as the related performance criteria are met. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the quarters ended March 31, 2010 and 2011, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Subscription Services and Social Media Services.  Subscription services revenue is generated through the sale of membership fees paid to access content available on certain owned and operated websites. The majority of the memberships range from 6 to 12 month terms, and renew automatically at the end of the membership term, if not previously cancelled. Subscription services revenue is recognized on a straight-line basis over the membership term.

The Company configures, hosts, and maintains its platform social media services under private-labeled versions of software for commercial customers. The Company earns revenue from its social media services through initial set-up fees, recurring management support fees, overage fees in excess of standard usage terms, and outside consulting fees. Due to the fact that social media services customers have no contractual right to take possession of the Company’s private labeled software, the Company accounts for its social media services revenue as service arrangements, whereby social media services revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred and no significant obligations remain, the selling price is fixed or determinable, and collectibility is reasonably assured.

Social media service arrangements may contain multiple elements, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings and consulting services. To the extent that consulting services have value on a standalone basis, the Company allocates revenue to each element in the multiple element arrangement based upon their relative fair values.  Fair value is determined based upon the best estimate of the selling price. To date, substantially all consulting services entered into concurrent with the original social media service arrangements are not treated as separate deliverables as such services do not have value to the customer on a standalone basis. In such cases, the arrangement is treated as a single unit of accounting with the arrangement fee recognized over the term of the arrangement on a straight-line basis.  Set-up fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. The Company determines the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. The Company periodically reviews the estimated customer life at least quarterly and when events or changes in circumstances, such as significant customer attrition relative to expected historical of projected future results, occur. Overage billings are recognized when delivered and at contractual rates in excess of standard usage terms.

Outside consulting services performed for customers that have value on a stand-alone basis are recognized as services are performed.

Registrar

Domain Name Registration Service Fees.  Registration fees charged to third parties in connection with new, renewed, and transferred domain name registrations are recognized on a straight-line basis over the registration term, which customarily range from one to two years but can extend to ten years. Payments received in advance of the domain name registration term are included in deferred revenue in the accompanying consolidated balance sheets. The registration term and related revenue recognition commences once the Company confirms that the requested domain name has been recorded in the appropriate registry under contractual performance standards. Associated direct and incremental costs, which principally consist of registry and ICANN fees, are also deferred and amortized to service costs on a straight-line basis over the registration term.

The Company’s wholly owned subsidiary, eNom, is an Internet Corporation for Assignment of Names and Numbers (“ICANN”) accredited registrar. Thus, the Company is the primary obligor with its reseller and retail registrant customers and is responsible for the fulfillment of its registrar services. As a result, the Company reports revenue derived from the fees it receives from resellers and retail registrant customers for registrations on a gross basis in the accompanying consolidated statements of operations. A minority of the Company’s resellers have contracted with the Company to provide billing and credit card processing services to the resellers’ retail customer base in addition to domain name registration services. Under these circumstances, the cash collected from these resellers’ retail customer base is in excess of the fixed amount per transaction that the Company charges for domain name registration services. As such, these amounts, which are collected for the benefit of the reseller, are not recognized as revenue and are recorded as a liability until remitted to the reseller on a periodic basis. Revenue from these resellers is reported on a net basis because the reseller determines the price to charge retail customers and maintains the primary customer relationship.

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

Auction Service Revenue.  Domain name auction service revenue represents fees received from selling third-party owned domains through an online bidding process primarily through NameJet, a domain name aftermarket auction company formed in October 2007 by the Company and an unrelated third party. For names sold through the auction process that are registered on the Company’s registrar platform upon sale, the Company has determined that auction revenue and related registration revenue represent separate units of accounting given the domain name has value to the customers on a standalone basis.  As a result, the Company recognizes the related registration fees on a straight-line basis over the registration term. The Company recognizes the bidding portion of auction revenue upon sale, net of payments to third parties since it is acting as an agent only.

Service Costs

Service costs consist primarily of fees paid to registries and ICANN associated with domain registrations, advertising revenue recognized by the Company and shared with its customers as a result of its revenue-sharing arrangements, such as traffic acquisition costs and content revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses associated with the Company’s owned and operated and customer websites, including depreciation of the systems and hardware used to build and operate the Company’s Content & Media platform and Registrar, personnel costs relating to in-house editorial, customer service and information technology.

Registry fee expenses consist of payments to entities accredited by ICANN as the designated registry related to each top level domain (“TLD”). These payments are generally fixed dollar amounts per domain name registration period and are recognized on a straight-line basis over the registration term. The costs of renewal registration fee expenses for owned and operated undeveloped websites are also included in service costs. Amortization of the cost of website names and media content owned by the Company is included in amortization of intangible assets.

Deferred Revenue and Deferred Registration Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance for domain name registration services, subscription services for premium media content, social media services and online value added services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the unexpired term of the related domain name registration, media subscription as services are rendered, over customer useful life, or online value added service period.

Deferred registration costs represent incremental direct costs made to registries, ICANN, and other third parties for domain name registrations and are recorded as a deferred cost on the balance sheets. Deferred registration costs are amortized to expense on a straight-line basis concurrently with the recognition of the related domain name registration revenue and are included in service costs.

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrates continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through March 31, 2011, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

In February 2011 and in April 2011, Google deployed two significant changes to its global English language search engine algorithms. The Company experienced a reduction in the total number of search referrals to its owned and operated websites primarily as a result of the April 2011 Google algorithm change. To date, the recent changes in Google’s search engine algorithms have not had a material adverse impact on the carrying value or intended use of the Company’s long-lived assets, including its media content. However, there can be no assurance that these changes or any future changes that may be made by Google or any other search engine to their algorithms and search methodologies might not adversely impact the carrying value, estimated useful life or intended use of the Company’s long-lived assets, including its media content. The Company will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on the economic performance of the Company’s long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of its long-lived assets.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is amortized over two to five years, software is amortized over two to three years, and furniture and fixtures are amortized over seven to ten years. Leasehold improvements are amortized straight-line over the shorter of the remaining lease term or the estimated useful lives of the improvements ranging from one to ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, the Company will record a loss on disposal of the property and equipment, which is computed as the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

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

Intangibles—Media Content

The Company capitalizes the direct costs incurred to acquire its media content that is determined to embody a probable future economic benefit. Costs are recognized as finite lived intangible assets based on their acquisition cost to the Company. Direct content costs primarily represent amounts paid to unrelated third parties for completed content units, and to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of specific content units acquired prior to their publication. Internal costs not directly attributable to the enhancement of an individual content unit acquired are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of the Company’s websites in which the Company’s content is deployed.

Capitalized media content is amortized on a straight-line basis over five years, representing the Company’s estimate of the pattern that the underlying economic benefits are expected to be realized and based on its estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of its content. These estimates are based on the Company’s plans and projections, comparison of the economic returns generated by its content of comparable quality and an analysis of historical cash flows generated by that content to date.

Amortization of media content is included in amortization of intangible assets in the accompanying statement of operations and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the Consolidated Statements of Cash Flows.

Intangibles—Acquired in Business Combinations

The Company performs valuations on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, customer relationships, technology, media content, and content publisher relationships. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight line method which approximates the pattern in which the economic benefits are consumed.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company tests goodwill for impairment annually during the fourth quarter of its fiscal year or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances which could trigger an impairment review include, but are not limited to a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

The testing for a potential impairment of goodwill involves a two-step process. The first step is to identify whether a potential impairment exists by comparing the estimated fair values of the Company’s reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as the Company’s software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options that do not include market conditions. Stock-based awards are comprised principally of stock options and restricted stock purchase rights (“RSPR”).

Some employee awards granted by the Company contain certain performance and/or market conditions. The Company recognizes compensation cost for awards with performance conditions based upon the probability of that performance condition being met, net of an estimate of pre-vesting forfeitures. Awards granted with performance and/or market conditions are amortized using the graded vesting method.

The effect of a market condition is reflected in the award’s fair value on the grant date. The Company uses a Monte Carlo simulation model or binomial lattice model to determine the grant date fair value of awards with market conditions. Compensation cost for an award that has a market condition is recognized as the requisite service period is fulfilled, even if the market condition is never satisfied.

Stock-based awards issued to non-employees are accounted for at fair value determined using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until a commitment date is reached, which is generally the vesting date.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities.  The Company’s investments in marketable securities are recorded at fair value.  Prior to the net exercise of the Series C preferred stock warrants concurrent with the Company’s initial public offering, the Series C preferred stock warrants were recorded at fair value with changes in fair value recorded in other income (expense), net. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2010 and quarter ended March 31, 2011, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$—	$18,702	$—	$18,702
Total assets at fair value	$—	$18,702	$—	$18,702
Liabilities
Series C preferred stock warrants(2)	—	—	477	477
Total liabilities at fair value	$—	$—	$477	$477

(1)                                  comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

(2)                                  included in Other liabilities in the accompanying balance sheet

March 31, 2011

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$—	$47,542	$—	$47,542
Total assets at fair value	$—	$47,542	$—	$47,542
Liabilities
Total liabilities at fair value	$—	$—	$—	$—

(1)                                  comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as trade accounts receivable and payables, are reported at their carrying values.

For financial assets that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs). The fair value of the Company’s Series C preferred stock warrants (Note 12) was classified as a Level 3 instrument, as it uses unobservable inputs and requires management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

The following table presents a reconciliation of  the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Series C Preferred Stock Warrants

Balance at December 31, 2009	$225
Change in fair value included in other income (expense)	(7)
Balance at March 31, 2010	$218

The following table presents a reconciliation of  the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

Series C Preferred Stock Warrants

Balance at December 31, 2010	$477
Change in fair value included in other income (expense)	319
Conversion into common stock	(796)
Balance at March 31, 2011	$—

Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 provides amendments to the criteria in ASC 605-25 “Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing accounting guidance. ASU 2009-13: (1) establishes a selling price hierarchy for determining the selling price of a deliverable, (2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, (3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis and (4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company adopted ASU 2009-13 using the prospective method for all arrangements entered into or materially modified after January 1, 2011 and the adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Update No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The Company adopted ASU 2009-14 using the prospective method on January 1, 2011 and the adoption did not have a material effect on the Company’s financial position or results of operations.

3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	March 31, 2011
Computers and other related equipment	$29,632	$31,676
Purchased and internally developed software	36,501	39,610
Furniture and fixtures	2,280	2,632
Leasehold improvements	2,740	2,748
	71,153	76,666
Less accumulated depreciation	(36,178)	(40,743)
Property and equipment, net	$34,975	$35,923

Depreciation and software amortization expense by classification for the three months ended March 31, 2010 and 2011 is shown below:

	Three months ended March 31,
	2010	2011
Service costs	$3,343	$4,044
Sales and marketing	41	72
Product development	341	321
General and administrative	405	572
Total depreciation	$4,130	$5,009

4. Intangible Assets

Intangible assets consist of the following:

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$46,094	$(36,018)	$10,076	3.7
Customer relationships	24,355	(17,653)	6,702	5.5
Media content	96,412	(34,205)	62,207	5.1
Technology	34,259	(19,518)	14,741	6.1
Non-compete agreements	14,429	(14,306)	123	3.3
Trade names	10,979	(3,615)	7,364	14.8
Content publisher relationships	2,092	(1,191)	901	5.0
	$228,620	$(126,506)	$102,114	5.3

	March 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$47,646	$(37,505)	$10,141	3.7
Customer relationships	24,355	(17,736)	6,619	5.5
Media content	109,626	(41,069)	68,557	5.1
Technology	35,419	(20,825)	14,594	6.1
Non-compete agreements	14,459	(14,408)	51	3.3
Trade names	11,014	(3,870)	7,144	14.8
Content publisher relationships	2,092	(1,055)	1,037	5.0
	$244,611	$(136,468)	$108,143	5.3

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense by classification for the three months ended March 31, 2010 and 2011, respectively, is shown below:

	Three months ended March 31,
	2010	2011
Service costs	$4,899	$7,776
Sales and marketing	819	828
Product development	1,328	1,288
General and administrative	889	311
Total amortization	$7,935	$10,203

5. Goodwill

The following table presents the changes in the Company’s goodwill balance (unaudited):

Balance at December 31, 2010	$224,920
Goodwill arising from acquisitions (Note-13)	2,929
Balance at March 31, 2011	$227,849

6. Other Balance Sheets Items

Accounts receivable, net consisted of the following:

	December 31, 2010	March 31, 2011
Accounts receivable—trade	$24,569	$28,497
Receivables from registries	2,274	2,915
Accounts receivable, net	$26,843	$31,412

Accrued expenses and other liabilities consisted of the following:

	December 31, 2010	March 31, 2011
Accrued payroll and related items	$9,729	$12,027
Domain owners’ royalties payable	1,366	1,399
Commissions payable	2,813	2,726
Customer deposits	5,458	4,944
Other	10,204	10,994
Accrued expenses and other liabilities	$29,570	$32,090

7. Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancellable operating and capital leases. The Company’s leases expire between May 2011 and April 2016.

Litigation

On August 10, 2010, the Company, Clearspring Technologies, Inc., or Clearspring, and six other defendants were named in a putative class-action lawsuit filed in the U.S. District Court, Central District of California. The lawsuit alleges a variety of causes of action, including violations of privacy and consumer rights. The plaintiffs claim that Clearspring worked with the Company and each of the other defendants to circumvent users’ privacy expectations by installing a tracking device and accessing users’ computers to obtain user personal information and data. Plaintiffs seek actual and statutory damages, restitution and to recover their attorney’s fees and costs in the litigation. Plaintiffs allege that their aggregate claims exceed the sum of $5,000. The parties to the litigation entered into an agreement to settle this matter with no monetary liability on the part of the Company. This settlement was submitted to the court for approval in December 2010 and is pending court approval. The Company has not accrued for any loss contingency relating to this matter as it does not believe that a loss is probable.

The Company has been named as a defendant in a lawsuit filed by a former employee in the Los Angeles Superior Court for the State of California. The lawsuit alleges a variety of causes of action, including breach of contract, fraud and negligent misrepresentation. The plaintiff claims that Demand Media failed to satisfy its obligations under the asset purchase agreement whereby Demand Media acquired a small media website. Plaintiff seeks actual and punitive damages, and to recover his attorney's fees and costs in the litigation. Plaintiff alleges that his aggregate claims exceed the sum of $5,000. The Company has not accrued for a loss contingency relating to this matter as it does not believe that a loss is probable.

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

Indemnifications

In its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company’s customers, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware and indemnifications related to the Company’s lease agreements. In addition, the Company’s advertiser and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in the Company’s industry. The Company has not incurred significant obligations under indemnification provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

8. Income Taxes

The Company’s effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in the Company’s valuation allowance.

The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Similarly, state deferred tax liabilities in excess of state deferred tax assets are not available to ensure the realization of federal deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess deferred tax liabilities for the periods presented.  As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, the Company has established a valuation allowance against its deferred tax assets.

The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the accounting guidance.

The Company’s policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest related to uncertain tax positions as of or during the period for the tax years 2008, 2009 and 2010. No uncertain income tax positions were recorded during 2010 or 2011, and the Company does not expect its uncertain tax position to change during the next twelve months. The Company files a U.S. federal and many state tax returns. The tax years 2007 to 2009 remain subject to examination by the IRS and all tax years since the Company’s incorporation are subject to examination by various state authorities. The Company does not believe it is reasonably possible that its unrecognized tax benefits would significantly change over the next twelve months.

9. Related Party Transactions

The Company’s Chief Executive Officer and certain members of the board of directors are on the board of directors of The FRS Company (“FRS”). The Company recognized approximately $nil and $254 in revenue for advertising and creative services during the three months ended March 31, 2010 and 2011, respectively. As of December 31, 2010 and March 31, 2011, the Company’s receivable balance due from FRS was $164 and $194, respectively.  In April 2011, the Company and FRS agreed to terminate the creative services agreement effective May 31, 2011.

In May 2009 the Company entered into a Master Relationship Agreement with Mom, Inc. (“Modern Mom”), a corporation that is co-owned and operated by the wife of the Company’s Chairman and Chief Executive Officer. In March 2010, the Company agreed to provide Modern Mom with ten thousand units of articles, to be displayed on the Modern Mom website, for an aggregate fee of up to $500. As of December 31, 2010 approximately five thousand articles had been delivered to Modern Mom.  In March 2011, the parties agreed to discontinue the agreement and as a result, the Company no longer has an obligation to provide Modern Mom with any additional articles. The Company recognized revenue of approximately $nil and $20 in the three months ended March 31, 2010 and 2011, respectively and amounts due from Modern Mom as of December 31, 2010 and March 31, 2011 was $44 and $13 respectively.

10. Share-based Compensation Plans and Awards

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three months ended March 31,
	2010	2011
Expected life (in years)	5.70	5.78
Risk-free interest rate	2.60%	2.00%
Expected volatility	56%	56%
Expected dividend yield	0%	0%
Weighted-average estimated fair value of options granted during the period	$4.80	$9.24

Stock Options

Stock option activity (in thousands, except share and per share data) for the three months ended March 31, 2011 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2010	19,065	$11.88	8.34	$131,569
Options granted	327	17.79
Options exercised	(363)	2.83
Options forfeited or cancelled	(113)	9.83
Outstanding at March 31, 2011	18,916	$12.16	8.17	$237,615
Exercisable at March 31, 2011	7,575	$4.68	7.01	$142,979
Expected to vest after March 31, 2011	17,585	$11.39	8.09	$231,770

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $23.55 of the Company’s common stock on March 31, 2011 for all awards where that stock price exceeds the exercise price.  Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information concerning outstanding and exercisable options at March 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16 - 1.88	828	5.61	$1.57	828	$1.57
2.00 - 2.00	2,089	6.09	$2.00	2,057	$2.00
2.88 - 4.70	2,661	7.40	$3.63	1,744	$3.66
4.70 - 7.70	3,010	8.14	$6.56	1,385	$6.05
9.50 - 9.50	3,150	8.19	$9.50	1,509	$9.50
9.74 - 16.00	1,309	9.43	$13.71	3	$9.74
18.00 - 18.00	2,325	9.34	$18.00	49	$18.00
21.20 - 24.00	1,244	9.38	$23.80	—	—
30.00 - 30.00	1,150	9.34	$30.00	—	—
36.00 - 36.00	1,150	9.34	$36.00	—	—
	18,916	8.17	$12.16	7,575	$4.68

The total grant date fair value of stock options vested during the three months ended March 31, 2010 and 2011 was $2,087 and $3,481, respectively.  The aggregate intrinsic value of all options exercised during the three months ended March 31, 2010 and 2011 was $1,063 and $6,108, respectively.

As of March 2011, there was $50,840 of unrecognized stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 3.6 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

RSPRs, restricted stock awards and restricted stock units

The following table summarizes the activity of the restricted stock units (RSUs) and other restricted shares for the three months ended March 31, 2011 is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2010	1,302	$3.38
Granted	88	19.41
Vested	(1,112)	2.67
Forfeited	—	—
Unvested at March 31, 2011	278	$11.87

RSUs and restricted shares expected to vest reflect an estimated forfeiture rate.

As of March 31, 2011 there was approximately $2,800 of unrecognized compensation cost related to employee non-vested RSUs and restricted shares.  The amount is expected to be recognized over a weighted average period of 3.7 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

LIVESTRONG.com Warrants

In January 2008, the Company entered into a license agreement with the Lance Armstrong Foundation, Inc. (the “License Agreement”) and an Endorsement and Spokesperson Agreement with Lance Armstrong (the “Endorsement Agreement”). Lance Armstrong Foundation (“LAF”) is a non-profit organization dedicated to uniting people to fight cancer and Lance Armstrong (“Mr. Armstrong”) is a seven-time winner of the Tour de France and an advocate for cancer patients.  In consideration for the License Agreement and Mr. Armstrong’s promotional services, the Company separately issued a warrant to purchase 625 shares of the Company’s common stock at an exercise price of $12.00 per share both to the LAF (the “LAF Warrant”) and to Lance Armstrong (the “Armstrong Warrant”).

The LAF Warrant and Armstrong Warrant were automatically net exercised upon the closing date of the Company’s IPO and as a result the Company issued 184 and 184 shares of common stock to each of LAF and Mr. Armstrong in January 2011.

BEI Warrant

In June 2010, the Company entered into a website development, endorsement and license agreement with Bankable Enterprises, Inc. (“BEI”) (the “BEI Agreement”). BEI is wholly owned by Tyra Banks (“Ms. Banks”), a business woman and celebrity.

Under the terms of the BEI Agreement, which commenced on July 1, 2010 and ends on July 1, 2014, Ms. Banks will provide certain services and endorsement rights to the Company, and will license to the Company certain intellectual property. The Company used this intellectual property to build an owned and operated website on beauty and fashion, typeF.com, which was launched during the three months ended March 31, 2011. As consideration for Ms. Banks’ services, the Company issued a fully-vested four-year warrant to purchase 375 shares of the Company’s common stock at an exercise price of $12.00 per share. The warrant terminates on the earlier of (i) June 30, 2014 or (ii) the closing of a change of control (as defined). In addition, BEI will receive certain royalties on advertising revenue in excess of certain minimum royalty thresholds (as defined).

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended March 31,
	2010	2011
Stock-based compensation included in
Service costs	$207	$237
Sales and marketing	464	900
Product development	338	1,116
General and administrative	1,233	6,674
Total stock-based compensation included in net loss	2,242	8,927
Income tax benefit related to stock-based compensation included in net loss	(69)	(470)
Total	$2,173	$8,457

Stock-based compensation expense in the three months ended March 31, 2011 includes $5,051 related to 1,625 perfornance and market-based stock options and 1,000 RSPR awards granted to certain executive officers in prior years that vested in that period on the fulfillment of certain market and performance conditions: the completion of the Company’s initial public offering and the meeting of an average closing price of the Company’s stock for a stipulated period of time.

11. Common Stock

Each share of common stock has the right to one vote per share. Each restricted stock purchase right has the right to one vote per share and the right to receive dividends or other distributions paid or made with respect to common shares, subject to restrictions for continued employment service.

12. Convertible Preferred Stock and Preferred Stock Warrants

Effective January 31, 2011, all shares of preferred stock and preferred stock warrants were converted into 61,706 shares of common stock in connection with the Company initial public offering as described in Note 1— Company Background and Overview.

13. Business Acquisition

On February 23, 2011, the Company acquired the assets of CoveritLive, a Company based in Toronto, Canada that provides social media services by powering live events with social engagement tools.  The acquisition, which is not significant to the Company,  is included in the Company’s consolidated financial statements as of the date of the acquisition.

The purchase consideration of $4,900 comprised cash of $3,839, deferred cash consideration of $632 payable within 18 months of the acquisition date and a pre-existing note receivable, including accrued interest, of $431. The following tables summarizes the preliminary allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of CoveritLive:

Goodwill	$2,929
Developed technology	1,160
Customer relationships	600
Other long-lived intangible assets	65
Net current assets acquired	146
Total	$4,900

The developed technology has a weighted-average useful life of 5 years, customer relationships have a weighted-average useful life of 6 years and other long-lived intangible assets have a useful life of between 1.5 and 3 years.  Goodwill of $2,929, comprising the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is expected to be deductible for tax purposes.

14. Business Segments

The Company operates in one operating segment. The Company’s chief operating decision maker (“CODM”) manages the Company’s operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for its Content & Media and Registrar offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of the Company’s principal operations and decision- making functions are located in the United States. Revenue generated outside of the United States is not material for any of the periods presented.

Revenue derived from the Company’s Content & Media and Registrar Services is as follows

	Three months ended March 31,
	2010	2011
Content & Media revenue
Owned & operated	$20,934	$40,524
Network	9,264	11,328
Total Content & Media revenue	30,198	51,852
Registrar revenue	23,449	27,671
Total Revenue	$53,647	$79,523

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,
	2010	2011
Numerator:
Net loss	$(4,122)	$(5,582)
Cumulative preferred stock dividends	(7,963)	(2,477)
Net loss attributable to common stockholders	$(12,085)	$(8,059)
Denominator:
Weighted average common shares outstanding	14,642	64,595
Weighted average unvested restricted stock awards	(1,767)	(836)
Weighted average common shares outstanding—basic	12,875	63,759
Dilutive effect of stock options, warrants and convertible preferred stock	—	—
Weighted average common shares outstanding—diluted	12,875	63,759
Net loss per share—basic and diluted	$(0.94)	$(0.13)

As of each period end, the following common equivalent shares were excluded from the calculation of the Company’s net loss per share as their inclusion would have been antidilutive:

	Three months ended March 31,
	2010	2011
Stock options	12,966	18,915
Unvested RSPRs	1,695	177
Convertible Series A Preferred Stock	32,667	—
Convertible Series B Preferred Stock	4,732	—
Convertible Series C Preferred Stock	13,024	—
Convertible Series D Preferred Stock	11,250	—
Convertible Series C Preferred Stock Warrants	63	—
Common Stock Warrants	1,374	375

16. Subsequent Events

During the period from April 1, 2011 to May 6, 2011, the Company granted stock options to purchase 158 shares of common stock with a weighted average exercise price of $15.07 per share.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2010 Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

As used herein, “Demand Media,” “the Company,” “our,” “we,” or “us” and similar terms include Demand Media, Inc. and its subsidiaries, unless the context indicates otherwise.

“Demand Media” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Overview

We are a leader in a new Internet-based model for the professional creation of high-quality, commercially valuable, long-lived content at scale. Our business is comprised of two distinct and complementary service offerings: Content & Media and Registrar. Our Content & Media offering is engaged in creating media content, primarily consisting of text articles and videos, and delivering it along with our social media and monetization tools to our owned and operated websites and to our network of customer websites. Our Content & Media service offering also includes a number of websites primarily containing advertising listings, which we refer to as our undeveloped websites. Our Registrar is the world’s largest wholesale registrar of Internet domain names and the world’s second largest registrar overall, based on the number of names under management, and provides domain name registration and related value-added services.

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

For the three months ended March 31, 2010 and 2011, we reported revenue of $53.6 million and $79.5 million, respectively.  For the three months ended March 31, 2010 and 2011, our Content & Media offering accounted for 56% and 65% of our total revenue, respectively, and our Registrar service accounted for 44% and 35% of our total revenue, respectively.

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

Content & Media Metrics

•                                          page views:  We define page views as the total number of web pages viewed across our owned and operated websites and/or our network of customer websites, including web pages viewed by consumers on our customers’ websites using our social media tools. Page views are primarily tracked through internal systems, such as our Omniture web analytics tool, contain estimates for our customer websites using our social media tools and may use data compiled from certain customer websites. We periodically review and refine our methodology for monitoring, gathering, and counting page views in an effort to improve the accuracy of our measure.

•                                          RPM:  We define RPM as Content & Media revenue per one thousand page views.

Registrar Metrics

•                                          domain:  We define a domain as an individual domain name paid for by a third-party customer where the domain name is managed through our Registrar service offering. This metric does not include any of the company’s owned and operated websites.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three Months ended March 31,
	2010(1)	2011(1)	% Change
Content & Media Metrics:
Owned & operated
Page views (in millions)	1,954	2,582	32%
RPM	$10.71	$15.69	46%
Network of customer websites
Page views (in millions)	2,646	3,766	42%
RPM	$3.50	$3.01	(14)%
RPM ex-TAC	$2.48	$2.16	(13)%
Registrar Metrics:
End of Period # of Domains (in millions)	9.4	11.4	21%
Average Revenue per Domain	$10.16	$9.88	(3)%

(1)                                  For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

Opportunities, Challenges and Risks

To date, we have derived substantially all of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by performance-based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement that is displayed on our owned and operated websites and our network of customer websites. For the three months ended March 31, 2011, the majority of our advertising revenue was generated by our relationship with Google on a cost-per-click basis. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the three months ended March 31, 2010 and 2011, approximately 25% and 36%, respectively, of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

Our historical growth in Content & Media revenue has principally come from growth in RPMs and page views due to increased volume of commercially valuable content published on our owned and operated websites. To a lesser extent, Content & Media revenue growth has resulted from customers utilizing our social media tools and from publishing our content on our network of customer websites, including YouTube. We believe that, in addition to opportunities to grow our revenue and our page views by creating and publishing more content, there is a substantial long term revenue opportunity with respect to selling online advertisements through our internal sales force, particularly on our owned and operated websites. During fiscal year 2010 and the three months ended March 31, 2011, we began to more aggressively hire and expand our internal advertising sales force, including hiring a chief revenue officer in 2010, to exploit this opportunity.

As we continue to create more content, we may face challenges in finding effective distribution outlets. To address this challenge, we began to deploy our content and related advertising capabilities to certain of our customers in 2010, such as the online versions of the San Francisco Chronicle and the Houston Chronicle. Previously these customers had used our platform on their websites for social media applications only. Under the terms of our customer arrangements, we are entitled to a share of the underlying revenues generated by the advertisements displayed with our content on these websites. We believe that expanding this business model across our network of customer websites presents a potentially large long-term revenue opportunity. As is the case with our owned and operated websites, under these arrangements we incur substantially all of our content costs up front. However, because under the revenue sharing arrangements we are sharing the resulting revenue, there is a risk that these relationships over the long term will not generate sufficient revenue to meet our financial objectives, including recovering our content creation costs. In addition, the growing presence of other companies that produce online content, including AOL’s Seed.com and Associated Content, which was recently acquired by Yahoo!, may create increased competition for available distribution opportunities, which would limit our ability to reach a wider audience of consumers.

In February 2011 and in April 2011, Google deployed two significant changes to its global English language search engine algorithms that, collectively, had an adverse effect on its search referrals to our owned and operated websites. For example, based on the data available to us at this time, we currently estimate that the combined effect of the two major algorithm changes was a decrease in Google search referral traffic to eHow of approximately 20% and a decrease in total page views on eHow of approximately 12%. To date, the recent changes in Google’s search engine algorithms have not had a material adverse impact on the carrying value or intended use of our long-lived assets, including media content. However, there can be no assurance that these changes or any future changes that may be made by Google or any other search engine to their algorithms and search methodologies might not adversely affect our business or could adversely impact the carrying value, estimated useful life or intended use of our long-lived assets. The Company will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on the economic performance of the Company’s long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of its long-lived assets.

Our content studio identifies and creates online text articles and videos through a community of freelance creative professionals and is core to our business strategy and long term growth initiatives. Historically, we have made substantial investments in our platform to support our expanding community of freelance creative professionals and the growth of our content production and distribution, and expect to continue to make such investments. We have also seen increasing competition from large Internet companies such as

AOL and Yahoo!. Although these competitive offerings are not directly comparable to all aspects of our content offering, increased competition for freelance creative professionals could increase our costs with our creative professionals and adversely impact our ability to attract and retain content creators.

Registrar revenue growth historically has been driven by growth in the number of domains and growth in average revenue per domain due to an increase in the amounts we charge for registration and related value-added services. Prior to June 30, 2010, our Registrar experienced stable growth in both domains and average revenue per domain. Growth in average revenue per domain was due in part to an increase in our registration pricing in response to price increases from registries which control the rights of large top level domains, or TLDs (such as VeriSign which is the registry for the .com TLD). Beginning in the second quarter of 2010 and extending through the first quarter of 2011, we have experienced modest declines in average revenue per domain as a result of adding certain customers with large volumes of domains, from which we have recognized revenue on a portion of these names while deferring revenue recognition on the remainder, and as a result of lower pricing.

Our direct costs to register domain names on behalf of our customers are almost exclusively controlled by registries and by the Internet Corporation for Assigned Names and Numbers, or ICANN. ICANN is a private sector, not for profit corporation formed to oversee a number of Internet related tasks, including domain registrations for which it collects fees, previously performed directly on behalf of the U.S. government. In addition, the market for wholesale registrar services is both price sensitive and competitive, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Moreover, we anticipate that any price increases mandated by registries could adversely increase our service costs as a percentage of our total revenue. ICANN is currently deliberating on the timing and framework for a potentially significant expansion of the number of generic TLDs, or gTLDs. Although there can be no assurance that any gTLD expansion will occur, we believe that such expansion, if any, would result in an increase in the number of domains registered on our platform and related revenues.

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

For the three months ended March 31, 2011, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is a substantial opportunity in the long term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. In the near term, we plan to expand our operations internationally to exploit this opportunity. As we expand our business internationally and incur additional expenses associated with this growth initiative, we anticipate certain operating expenses to outpace our international revenue growth in the near term, and modestly impact our operating expenses as a percentage of our revenue throughout the year ending December 31, 2011.

Basis of Presentation

Revenue

Our revenue is derived from our Content & Media and Registrar service offerings.

Content & Media Revenue

We currently generate substantially all of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and select content and service offerings. Articles and videos, each of which we refer to as a content unit, generate revenue both directly and indirectly. Direct revenue is that directly attributable to a content unit, such as advertisements, including sponsored advertising links, display advertisements and in-text advertisements, on the same webpage on which the content is displayed. Indirect revenue is also derived primarily by our content library, but is not directly attributable to a specific content unit. Indirect revenue includes advertising revenue generated on our owned and operated websites’ home pages (e.g., home page of eHow), on topic category webpages (e.g., home and garden category page), on user generated article pages that feature content that was not acquired through our proprietary content acquisition process, and subscription revenue. Our revenue generating advertising arrangements, for both our owned and operated websites and our network of customer websites, include cost-per-click performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products and services. We generate revenue from advertisements displayed alongside our content offered to consumers across a broad range of topics and categories on our owned and operated websites and on certain customer websites. Our advertising revenue also includes revenue derived from cost-per-click advertising links we place on undeveloped websites owned both by us and certain of our customers. To a lesser extent, we also generate revenue from our subscription-based offerings, which include our social media applications deployed on our network of customer websites and subscriptions to premium content or services offered on certain of our owned and operated websites.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the three months ended March 31, 2010 and 2011, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, we expect that our allowance for doubtful accounts will increase, which may lead to increased bad debt expense. In addition, we have historically operated as a private company. As we continue to expand our business and incur additional expenses associated with being a publicly traded company, we anticipate general and administrative expenses will increase and will increase as a percentage of revenue in the near term. Specifically, we expect that we will incur additional general and administrative expenses to provide insurance for our directors and officers and to comply with the SEC’s reporting requirements, exchange listing standards, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. We anticipate that these insurance and compliance costs will substantially increase certain of our general and administrative expenses in the near term although its percentage of revenue will depend upon a variety of factors as listed above.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content and to acquire, including through initial registration, undeveloped websites. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of March 31, 2011. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We currently estimate the useful life of our content to be five years. We expect amortization expense to increase modestly in the near term, although its percentage of revenues will depend upon a variety of factors, such as the mix of our investments in content as compared to our identifiable intangible assets acquired in business combinations.

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

We record the fair value of these equity-based awards and expense their cost ratably over related vesting periods, which is generally four years. In addition, stock-based compensation expense includes the cost of warrants to purchase common and preferred stock issued to certain non-employees.  In addition, during the first quarter of 2011, we recognized approximately $5.0 million in additional stock-based compensation related to awards granted to certain executive officers in prior years to acquire approximately 2.6 million of our shares that vested in that quarter upon meeting an average closing price of our stock for a stipulated period of time subsequent to our initial public offering.

As of March 31, 2011, we had approximately $21.4 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 2.5 years.  Further, we also expect to recognize approximately $29.4 million in additional stock-based compensation related to awards granted to certain executive officers in August 2010 to acquire 5.8 million of our shares that began vesting upon the completion of our initial public offering on January 31, 2011. This expense has been recognized starting from January 31, 2011 and will be recognized over a weighted average period of 4.6 years. In future periods, our stock-based compensation is expected to increase materially as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and certain prepaid underwriting costs associated with our $100 million revolving credit facility with a syndicate of commercial banks. As of March 31, 2011, we had no indebtedness outstanding under this facility.

Interest Income

Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds, short-term United States Treasury obligations and commercial paper.

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in the fair value of our preferred stock warrant liability, transaction gains and losses on foreign currency-denominated assets and liabilities and changes in the value of certain long term investments. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant when we expand internationally. Our preferred stock warrants were net exercised for common stock upon our initial public offering in January 2011 and thus we no longer record changes in the value of the warrant subsequent to that date.

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

We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States deferred tax assets. As of December 31, 2010, we had approximately $62 million of federal and $10 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2020 for federal and 2013 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. If an ownership change is deemed to have occurred as a result of our initial public offering, potential near term utilization of these assets could be reduced.

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

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, capitalization and useful lives associated with our intangible assets, including our internal software and website development and content costs, income taxes, stock-based compensation and the recoverability of our goodwill and long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed those in our 2010 Annual Report on Form 10-K. We adopted ASU 2009-13 “Multiple-Element Arrangements” and ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements” using the prospective method on January 1, 2011.  See Note 2 to our condensed consolidated financial statements included herein for further information.  The adoption of these accounting standards did not have a material effect on our financial position or result of operations.  There have been no other material changes to our critical accounting policies and estimates since the date of our 2010 Annual Report on Form 10-K.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months ended March 31,
	2010	2011
	(In thousands)
Revenue	$53,647	$79,523
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	30,164	37,654
Sales and marketing	4,751	9,583
Product development	6,032	9,251
General and administrative	7,978	17,024
Amortization of intangible assets	7,935	10,203
Total operating expenses	56,860	83,715
Loss from operations	(3,213)	(4,192)
Other income (expense)
Interest income	8	42
Interest expense	(181)	(162)
Other income (expense), net	(19)	(257)
Total other expense	(192)	(377)
Loss before income taxes	(3,405)	(4,569)
Income tax benefit (expense)	(717)	(1,013)
Net loss	(4,122)	(5,582)
Cumulative preferred stock dividends	(7,963)	(2,477)
Net loss attributable to common shareholders	$(12,085)	$(8,059)

(1)                                  Depreciation expense included in the above line items:

Service costs	$3,343	$4,044
Sales and marketing	41	72
Product development	341	321
General and administrative	405	572
Total depreciation expense	$4,130	$5,009

(2)                                  Stock-based compensation included in the above line items:

Service costs	$207	$237
Sales and marketing	464	900
Product development	338	1,116
General and administrative	1,233	6,674
Total stock-based compensation	$2,242	$8,927

As a percentage of revenue:

	Three Months ended March 31,
	2010	2011
Revenue	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets)	56.2%	47.3%
Sales and marketing	8.9%	12.1%
Product development	11.2%	11.6%
General and administrative	14.9%	21.4%
Amortization of intangible assets	14.8%	12.8%
Total operating expenses	106.0%	105.3%
Loss from operations	(6.0)%	(5.3)%
Other income (expense)
Interest income	0.0%	0.1%
Interest expense	(0.3)%	(0.2)%
Other income (expense), net	0.0%	(0.3)%
Total other expense	(0.4)%	(0.5)%
Loss before income taxes	(6.3)%	(5.7)%
Income tax (expense) benefit	(1.3)%	(1.3)%
Net Loss	(7.7)%	(7.0)%

Revenue

Revenue by service line were as follows:

	Three Months ended March 31,
	2010	2011	% Change
	(In thousands)
Content & Media:
Owned and operated websites	$20,934	$40,524	94%
Network of customer websites	9,264	11,328	22%
Total Content & Media	30,198	51,852	72%
Registrar	23,449	27,671	18%
Total revenue	$53,647	$79,523	48%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites increased by $19.6 million, or 94%, to $40.5 million for the three months ended March 31, 2011, as compared to $20.9 million for the same period in 2010. The increase was largely due to increased page views and RPMs. Page views on our owned and operated websites increased by 32%, from 1,954 million page views in the three months ended March 31, 2010 to 2,582 million page views in the three months ended March 31, 2011. The increase in page views was due primarily to increased publishing of our platform content on our owned and operated websites. RPMs on our owned and operated websites increased by 46%, from $10.71 in the three months ended March 31, 2010 to $15.69 in the three months ended March 31, 2011. The overall increase in RPMs was primarily attributable to the overall increase in page views on eHow, which has higher RPMs than the weighted average of our other owned and operated websites, offset by decreased RPMs on the monetization of our undeveloped websites, which was largely due to overall declines in advertising yields from our advertising networks. In addition RPM growth was driven by increased display advertising revenue sold directly through our sales force during the three months ended March 31, 2011 as compared to the same period in 2010. On average, our direct display advertising sales generate higher RPMs than display advertising that we deliver from our advertising networks, such as Google.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended March 31, 2011 increased by $2.0 million, or 22%, to $11.3 million, as compared to $9.3 million in the same period in 2010. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 1,120 million, or 42%, from 2,646 million page views in the three months ended March 31, 2010, to 3,766 million pages viewed in the three months ended March 31, 2011. The increase in page views was due primarily to growth in publishers utilizing our social media applications and the expansion of our arrangements with customers in which we deploy our content to their websites. RPMs decreased 14% from $3.50 in the three months ended March 31, 2010 to $3.01 in the three months ended March 31, 2011. The decrease in RPMs was largely due to a higher mix of page views from our social media customers, which typically generate lower RPMs, as well as overall declines in advertising yields from our advertising networks relating to our customers’ undeveloped websites.

Registrar Revenue

Registrar revenue for the three months ended March 31, 2011 increased $4.2 million, or 18%, to $27.7 million compared to $23.4 million for the same period in 2010. The increase was largely due to an increase in domains, due in large part to an increased number of new domain registrations and domain renewal registrations in 2011 compared to 2010 partially offset by a slight decrease in our average revenue per domain. The number of domain registrations increased 2.0 million, or 21%, to 11.4 million during the three months ended March 31, 2011 as compared to 9.4 million in the same period in 2010. Our average revenue per domain decreased slightly by $0.28, or 3%, to $9.88 during the three months ended March 31, 2011 from $10.16 in the same period in 2010 largely due to a higher mix of volume-based domain resellers transferring their domain registrations to our platform in early 2011 as compared to 2010.

Cost and Expenses

Operating costs and expenses were as follows:

	Three Months ended March 31,
	2010	2011	% Change
	(In thousands)
Service costs (exclusive of amortization of intangible assets)	$30,164	$37,654	25%
Sales and marketing	4,751	9,583	102%
Product development	6,032	9,251	53%
General and administrative	7,978	17,024	113%
Amortization of intangible assets	7,935	10,203	29%

Service Costs

Service costs for the three months ended March 31, 2011 increased by approximately $7.5 million, or 25%, to $37.7 million compared to $30.2 million in the same period in 2010. The increase was largely due to a $2.9 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $1.7 million increase in direct costs such as revenue share paid to certain freelance creative professionals associated with our increased investment in media content and increase in page views, a $0.7 million increase in depreciation expense of technology assets purchased in the prior and current periods required to manage the growth of our Internet traffic, data centers, advertising transactions, domain registrations and new products and services, a $0.5 million increase in TAC due to an increase in undeveloped website customers and related revenue over the same period and a $0.4 million increase in personnel and related costs due to increased head count. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) decreased 890 basis points to 47.3% for the three months ended March 31, 2011 from 56.2% during the same period in 2010 primarily due to Content & Media revenues representing a higher percentage of total revenues during the three months ended March 31, 2011 as compared to the same period in 2010.

Sales and Marketing

Sales and marketing expenses increased 102%, or $4.8 million, to $9.6 million for the three months ended March 31, 2011 from $4.8 million for the same period in 2010. The increase was largely due to growth in our business including a $1.9 million increase in personnel costs related to growing our direct advertising sales team and an increase in sales commissions, $1.4 million related to expansion of marketing and promotional activities and $0.4 million related to increase in stock-based compensation expense due to additional stock options granted to our employees. As a percentage of revenue, sales and marketing expense increased 320 basis points to 12.1% during the three months ended March 31, 2011 from 8.9% during the same period in 2010.

Product Development

Product development expenses increased by $3.2 million, or 53%, to $9.3 million during the three months ended March 31, 2011 compared to $6.0 million in the same period in 2010. The increase was largely due to approximately $2.0 million increase in personnel and related costs, net of internal costs capitalized as internal software development, to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. The remaining increase was largely attributable to increased stock-based compensation expense of $0.8 million due to additional stock options granted to our employees, which included a one-time charge of $0.5 million related to certain stock options vesting on certain conditions related to our IPO during the three months ended March 31 2011. As a percentage of revenue, product development expenses increased 40 basis points to 11.6% during the three months ended March 31, 2011 compared to 11.2% during the same period in 2010.

General and Administrative

General and administrative expenses increased by $9.0 million, or 113%, to $17.0 million during the three months ended March 31, 2011 compared to $8.0 million in the same period in 2010. The increase was primarily due to a $1.1 million increase in personnel costs to support the growth of our business, a $1.0 million increase in professional fees primarily related to our public company compliance initiatives, a $5.4 million increase in stock-based compensation expense which included a one-time charge of $4.6 million related to certain stock awards vesting on certain conditions related to our IPO during the three months ended March 31 2011, and a $0.5 million increase in facilities and rent expense for additional office space to support our growth. As a percentage of revenue, general and administrative costs increased 650 basis points to 21.4% during the three months ended March 31, 2011 compared to 14.9% during the same period in 2010.

Amortization of Intangibles

Amortization expense for the three months ended March 31, 2011 increased by $2.3 million, or 29%, to $10.2 million compared to $7.9 million in the same period in 2010. The increase was primarily due to a $3.0 million increase in amortization of media content due to our increased investment in our content library in the last twelve months compared to the preceding twelve months. Offsetting this was a decrease of $0.6 million in the amortization of non-compete intangible assets from acquisitions in prior years that are now fully amortized.  As a percentage of revenue, amortization of intangible assets decreased 200 basis points to 12.8% during the three months ended March 31, 2011 compared to 14.8% during the same period in 2010 as the result of the increase in revenue and the factors listed above.

Interest Income

Interest income for the three months ended March 31, 2011 increased by less than $0.1 million compared to the same period in 2010. The increase in our interest income during the three months ended March 31, 2011 was a result of our maintaining a higher average cash balances during that period.

Interest Expense

Interest expense for the three months ended March 31, 2011 decreased by less than $0.1 million compared to the same period in 2010 and there were no significant movements between the two periods.

Other Income (Expense), Net

Other income (expenses), net for the three months ended March 31, 2011 increased by $0.2 million to $0.3 million of expense compared to less than $0.1 million in the same period in 2010. The increase in other income (expense) net during the three months ended March 31, 2011 was primarily a result of a $0.3 million increase in the value of our preferred stock warrants which were recorded at fair value with changes in value recorded in earnings through the closing date of our IPO.

Income Tax (Benefit) Provision

During the three months ended March 31, 2011, we recorded an income tax provision of $1.0 million compared to $0.7 million during the same period in 2010, representing a $0.3 million or 41% increase. The increase was largely due to an increase in state and foreign taxes during the period.

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

These non-GAAP financial measures are the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period to period comparisons, to prepare and approve our annual budget and to develop short and long term operational plans. Additionally, Adjusted OIBDA is the primary measure used by the compensation committee of our board of directors to establish the target for and ultimately pay our annual employee bonus pool for virtually all bonus eligible employees. We also frequently use Adjusted OIBDA in our discussions with investors, commercial bankers and other users of our financial statements.

Management believes these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period to period comparisons and analysis of trends. In particular, the exclusion of certain expenses in calculating Adjusted OIBDA can provide a useful measure for period to period comparisons of our business’ underlying recurring revenue and operating costs which is focused more closely on the current costs necessary to utilize previously acquired long-lived assets. In addition, we believe that it can be useful to exclude certain non-cash charges because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. For example, due to the long-lived nature of our media content, revenue generated from our content assets in a given period bears little relationship to the amount of our investment in content in that same period. Accordingly, we believe that content acquisition costs represent a discretionary long-term capital investment decision undertaken by management at a point in time. This investment decision is clearly distinguishable from other ongoing business activities, and its discretionary nature and long term impact differentiate it from specific period transactions, decisions regarding day-to-day operations, and activities that would have immediate performance consequences if materially changed, deferred or terminated.

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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted OIBDA for each of the periods presented:

	Three Months ended March 31,
	2010	2011
	(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$30,198	$51,852
Registrar revenue	23,449	27,671
Less: traffic acquisition costs (TAC)(1)	(2,694)	(3,190)
Total revenue ex-TAC	$50,953	$76,333
Income (loss) from operations	$(3,213)	$(4,192)
Add (deduct):
Depreciation	4,130	5,009
Amortization(2)	7,935	10,203
Stock-based compensation(3)	2,242	8,927
Non-cash purchase accounting adjustments(4)	216	133
Adjusted OIBDA	$11,310	$20,080

(1)                                  Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

(2)                                  Represents the amortization expense of our finite lived intangible assets, including that related to our investment in media content assets, included in our GAAP results of operations.

(3)                                  Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations including $5.1 million of non-recurring stock-based compensation expense related to awards granted to certain executive officers in prior years that vested in the three months ended March 31, 2011 on the fulfillment of certain market and performance conditions.

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

Liquidity and Capital Resources

As of March 31, 2011, our principal sources of liquidity were our cash and cash equivalents in the amount of $108.1 million, which primarily are invested in money market funds, and our $100 million revolving credit facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

Historically, we have principally financed our operations from the issuance of convertible preferred stock, net cash provided by our operating activities and borrowings under our $100 million revolving credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings and the net sales and purchases of our marketable securities. Since our inception through March 2011, we also used significant cash to make strategic acquisitions to further grow our business, including our acquisition of CoveritLive in the three months ended March 31, 2011, and may do so again in the future.

On May 25, 2007, we entered into a five-year $100 million revolving credit facility with a syndicate of commercial banks. The agreement contains customary events of default and certain financial covenants, such as a minimum fixed charge ratio and a maximum net senior funded leverage ratio. As of March 31, 2011, no balance was outstanding on the credit agreement, $93 million was available for borrowing and we were in compliance with all covenants. In the future, we may utilize commercial financings, lines of credit and term loans with our syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our content, platform and technologies.

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

The following table sets forth our major sources and (uses) of cash for the each period as set forth below:

	Three Months ended March 31,
	2010	2011
	(In thousands)
Net cash provided by operating activities	$14,867	$19,220
Net cash used in investing activities	(13,779)	(23,127)
Net cash provided by (used in) financing activities	(9,618)	79,617

Cash Flow from Operating Activities

Three Months ended March 31, 2011

Net cash inflows from our operating activities of $19.2 million primarily resulted from improved operating performance. Our net loss during the period was $5.6 million, which included non-cash charges of $24.9 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash inflows was from changes in our working capital, including deferred revenue and accrued expenses of $7.2 million, offset by net cash outflows from deferred registry fees and accounts receivable of $8.0 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees. The increase in our accounts receivable reflects growth in advertising revenue from our platform including higher balances from brand advertising sales.

Three Months ended March 31, 2010

Net cash inflows from our operating activities of $14.9 million primarily resulted from improved operating performance. Our net loss during the period was $4.1 million, which included non-cash charges of $14.8 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash inflows was from changes in our working capital, including deferred revenue and accrued expenses of $4.6 million, offset by net cash outflows from deferred registry fees of $2.6 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees.

Cash Flow from Investing Activities

Three Months ended March 31, 2010 and 2011

Net cash used in investing activities was $23.1 million and $13.8 million during the quarters ended March 31, 2011 and 2010, respectively. Cash used in investing activities during the quarters ended March 31, 2011 and 2010 included investments in our intangible assets of $14.2 million and $10.2 million, respectively, investments in our property and equipment of $5.1 million and $4.4 million, respectively, which include internally developed software.

Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was largely to support the growth of our business and infrastructure during the quarters ended 2011 and 2010.  During the quarter ended March 31, 2011, we acquired CoveritLive.

Cash Flow from Financing Activities

Three Months ended March 31, 2010 and 2011

Net cash provided by (used in) financing activities was $79.6 million and ($9.6) million during the quarters ended March 31, 2011 and 2010, respectively.  Cash provided from financing activities in the three months ended March 31, 2011 included $78.9 million in proceeds from our IPO net of issuance costs of $2.9 million paid in that period.  Upon the completion of our initial public offering in January 2011, all shares of our convertible preferred stock outstanding converted into 61.7 million shares of our common stock. During the quarter ended March 31, 2010, we paid down $10.0 million outstanding under our revolving credit facility.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options. To date, proceeds from employee stock option exercises have not been significant.

Off Balance Sheet Arrangements

As of March 31, 2011, we did not have any off balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2010 and 2011, we used $4.4 million and $5.1 million in cash to fund capital expenditures to create internally developed software and purchase equipment. We currently anticipate making aggregate capital expenditures between $20.0 million and $30.0 million through the year ending December 31, 2011.

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation, and concentration of credit risk. To reduce and manage these risks, we assess the financial condition of our large advertising network providers, large direct advertisers and their agencies, large Registrar resellers and other large customers when we enter into or amend agreements with them and limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, are readily convertible into cash and that mature within three months from the date of purchase.

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

Concentrations of Credit Risk

As of March 31, 2011, our cash, cash equivalents and short-term investments were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2010 and March 31, 2011, components of our consolidated accounts receivable balance comprising more than 10%:

	December 31, 2010	March 31, 2011
Google, Inc.	33%	34%

Item 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

On August 10, 2010, the Company, Clearspring Technologies, Inc., or Clearspring, and six other defendants were named in a putative class-action lawsuit filed in the U.S. District Court, Central District of California. The lawsuit alleges a variety of causes of action, including violations of privacy and consumer rights. The plaintiffs claim that Clearspring worked with the Company and each of the other defendants to circumvent users’ privacy expectations by installing a tracking device and accessing users’ computers to obtain user personal information and data. Plaintiffs seek actual and statutory damages, restitution and to recover their attorney’s fees and costs in the litigation. Plaintiffs allege that their aggregate claims exceed the sum of $5,000. The parties to the litigation entered into an agreement to settle this matter with no monetary liability on the part of the Company. This settlement was submitted to the court for approval in December 2010 and is pending court approval. The Company has not accrued for any loss contingency relating to this matter as it does not believe that a loss is probable.

The Company has been named as a defendant in a lawsuit filed by a former employee in the Los Angeles Superior Court for the State of California. The lawsuit alleges a variety of causes of action, including breach of contract, fraud and negligent misrepresentation. The plaintiff claims that Demand Media failed to satisfy its obligations under the asset purchase agreement whereby Demand Media acquired a small media website. Plaintiff seeks actual and punitive damages, and to recover his attorney's fees and costs in the litigation. Plaintiff alleges that his aggregate claims exceed the sum of $5.0 million. The Company has not accrued for a loss contingency relating to this matter as it does not believe that a loss is probable.

Demand Media from time to time is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which Demand Media is a party that, in our opinion, is likely to have a material adverse effect on Demand Media’s future financial results.

Item 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition and results of operations.

Risks Relating to our Content & Media Service Offering

We are dependent upon certain material agreements with Google for a significant portion of our revenue. A termination of these agreements, or a failure to renew them on favorable terms, would adversely affect our business.

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the quarters ended March 31, 2010 and 2011, we derived approximately 25% and 36%, respectively, of our total revenue from our various advertising arrangements with Google. We use Google for cost-per-click advertising, cost-per-impression advertising, and search results on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. Our Google advertising agreement for our developed websites, such as eHow, and our Google advertising agreement for our undeveloped websites both expire in the second quarter of 2012. In addition, we also engage Google’s DoubleClick ad-serving platform to deliver advertisements to our developed websites, which arrangement expires in the second quarter of 2012, and have another revenue-sharing agreement with respect to revenue generated by our content posted on Google’s YouTube.com, which expires in the fourth quarter of 2011. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term on terms and conditions less favorable to us would have a material adverse effect on our business, financial condition and results of operations.

Our agreements with Google may not continue to generate levels of revenue commensurate with what we have achieved during past periods. Our ability to generate online advertising revenue from Google depends on its assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements on our owned and operated websites and on our undeveloped websites as well as other components of our relationship with Google’s advertising technology platforms. We have no control over any of these quality assessments or over Google’s advertising technology platforms. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering cost-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the amount of revenue that we generate from online advertisements. Since most of our agreements with Google contain exclusivity provisions, we are prevented from using other providers of services similar to those provided by Google. In addition, Google may at any time change or suspend the nature of the service that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced. These types of changes or suspensions would adversely impact our ability to generate revenue from cost-per-click advertising. Any decrease in revenue due to lower traffic or a change in the type of services that Google provides to us would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to drive and increase visitors to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers cost-effectively, our business, financial condition and results of operations could be adversely affected.

The primary method that we use to attract traffic to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers is the content created by our freelance creative professionals. How successful we are in these efforts depends, in part, upon our continued ability to create and distribute high-quality, commercially valuable content in a cost effective manner at scale that connects consumers with content that meets their specific interests and enables them to share and interact with the content and supporting communities. We may not be able to create content in a cost effective manner or that meets rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our owned and operated websites and to our customer websites through which we distribute our content, which would adversely affect our business, revenue, financial condition and results of operations.

One effort we employ to create and distribute our content in a cost effective manner is our proprietary technology and algorithms which are designed to predict consumer demand and return on investment. Our proprietary technology and algorithms have a limited history, and as a result the ultimate returns on our investment in content creation are difficult to predict, and may not be sustained in future periods at the same level as in past periods. Furthermore, our proprietary technology and algorithms are dependent on analyzing existing Internet search traffic data, and our analysis may be impaired by changes in Internet traffic or search engines’ methodologies which we do not have any control over. The failure of our proprietary technology and algorithms to accurately identify content that generates traffic on websites through which we distribute our content and which creates a sufficient return on investment for us and our customer websites would have an adverse impact on our business, revenue, financial condition and results of operations.

Another method we employ to attract and acquire new, and retain existing, users and customers is commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well in search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites and our customer websites is dependent on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends. Our failure to successfully manage our SEO strategy could result in a substantial decrease in traffic to our owned and operated websites and to our customer websites through which we distribute our content, which would result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic. Any or all of these results would adversely affect our business, revenue, financial condition and results of operations.

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

If Internet search engines’ methodologies are modified, traffic to our owned and operated websites and to our customers’ websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For the quarter ended March 31, 2011, approximately 45% of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), according to our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers’ websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers’ websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

Changes in the methodologies or algorithms used by search engines to display results could cause our owned and operated websites or our customers’ websites to receive less favorable placements or be removed from the search results.  Internet search engines could decide that content on our owned and operated websites and on our customers’ websites, including content that is created by our freelance creative professionals, is unacceptable or violates their corporate policies.

Google recently deployed two significant changes to its global English language search engine algorithm that, collectively, had an adverse effect on its search referrals to our owned and operated websites.  Google announced the first of these changes in February 2011 and the second in April 2011.  Based on the limited data available to us at this time, we currently estimate that the combined effect of the two major algorithm changes was a decrease in Google search referral traffic to eHow by approximately 20% and a decrease in total page views on eHow of approximately 12%.

There cannot be any assurance as to whether these changes or any future changes that may be made by Google or any other search engines might further impact our content and media business. Any reduction in the number of users directed to our owned and operated websites and to our customers’ websites would likely negatively affect our ability to earn revenue. If traffic on our owned and operated websites and on our customers’ websites declines, we may also need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business, revenue, cash flows, financial condition and results of operations.

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

We operate in highly competitive and still developing markets. We compete for advertisers and customers on the basis of a number of factors including return on marketing expenditures, price of our offerings, and ability to deliver large volumes or precise types of customer traffic. This competition could make it more difficult for us to provide value to our consumers, our advertisers and our freelance creative professionals and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, decreased website traffic and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, revenue, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors.

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

•                  Distributed Content Creation Platforms.  We compete with a growing number of companies, such as AOL and Yahoo! that employ a content creation model with aspects similar to our platform, such as the use of freelance creative professionals.

We may be subject to increased competition with any of these types of businesses in the future to the extent that they seek to devote increased resources to more directly address the online market for the professional creation of commercially valuable content at scale. For example, if Google chose to compete more directly with us, we may face the prospect of the loss of business or other adverse financial consequences given that Google possesses a significantly greater consumer base, financial resources, distribution channels and patent portfolio. In addition, should Google decide to directly compete with us in areas such as content creation, it may decide for competitive reasons to terminate or not renew our commercial agreements and, in such an event, we may experience a rapid decline in our revenue from the loss of our source for cost-per-click advertising on our owned and operated websites and on our network of customer websites. In addition, Google’s access to more comprehensive data regarding user search queries through its search algorithms would give it a significant competitive advantage over everyone in the industry, including us. If this data is used competitively by Google, sold to online publishers or given away for free, our business may face increased competition from companies, including Google, with substantially greater resources, brand recognition and established market presence.

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

We generated 43% and 55% of our revenue for the quarters ended March 31, 2010 and 2011, respectively, from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that maximizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

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

Since the success of our Content & Media service offering has been closely tied to the success of eHow, if eHow’s performance falters it could have a material adverse effect on our business, financial condition, and operations.

For the quarters ended March 31, 2010 and 2011, Demand Media generated approximately 18% and 35%, respectively, of our revenue from eHow. No other individual site was responsible for more than 10% of our revenue in these periods. In addition, most of the content that we published during these periods was published to eHow.

eHow depends on various Internet search engines to direct traffic to the site. For the quarter ended March 31, 2011, approximately 64% of eHow’s page view traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those recently implemented by Google, which changes had a negative effect on search referral traffic to eHow; our failure to properly manage SEO efforts for eHow; or reduced reliance by Internet users on search engines to locate relevant content. Furthermore, as the amount of content housed on eHow grows, its increased size may slow future growth. For example, we have found that users’ ability to find content on eHow through popular search engines is impaired if the increased volume of content on the site is not matched by an improved site architecture. Additionally, we have already produced a significant amount of content that is housed on eHow and it may become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and operations.

Poor perception of our brand, business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our owned and operated websites and our network of customer websites and providing leads and clicks to our advertisers and customers, which depends in part on our reputation within the industry and with our customers. Because our business is transforming traditional content creation models and is therefore not easily understood by casual observers, our brand, business and reputation is vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even though baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. While disruptive businesses are often criticized early on in their life cycles, we believe we are more frequently targeted than most because of the nature of the business we are disrupting—namely the traditional print and publication media as well as popular Internet publishing methods such as blogging. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and freelance creative professionals who create a majority of our content, which would materially adversely affect our results of operations, financial condition and business. Furthermore, certain of our owned and operated websites, such as LIVESTRONG.com and typeF.com, are associated with high-profile experts to enhance the websites’ brand recognition and credibility. In addition, any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have an adverse effect on our business.

We rely primarily on creative professionals for a majority of our online content. We may not be able to attract or retain sufficient creative professionals to generate content on a scale sufficient to grow our business. As we do not control those persons or the source of content, we are at risk of being unable to generate interesting and attractive features and other material content.

We rely primarily on freelance creative professionals for the content that we distribute through our owned and operated websites and our network of customer websites. We may not be able to attract or retain sufficient creative professionals to generate content on a scale sufficient to grow our business. In addition, our competitors may attempt to attract members of our freelance creative professional community by offering compensation that we are unable to match. We believe that over the past three years our ability to attract and retain creative professionals has benefited from the weak overall labor market and from the difficulties and resulting layoffs occurring in traditional media, particularly newspapers. We believe that this combination of circumstances is unlikely to continue and any change to the economy or the media jobs market may make it more difficult for us to attract and retain freelance content creators. While each of our freelance creative professionals are screened through our pre-qualification process, we cannot guarantee that the content created by our creative professionals will be of sufficient quality to attract users to our owned and operated websites and to our network of customer websites. In addition, in the vast majority of cases we have no written agreements with these persons which obligate them to create articles or videos beyond the one article or video that they elect to create at any particular time and have no ability to control their future performance. As a result, we cannot guarantee that our freelance creative professionals will continue to contribute content to us for further distribution through our owned and operated websites and our network of customer websites or that the content that is created and distributed will be sufficient to sustain our current growth rates. In the event that these creative professionals decrease their contributions of such content, we are unable to attract or retain qualified creative professionals or if the quality of such contributions is not sufficiently attractive to our advertisers or to drive traffic to our owned and operated websites and to our network of customer websites, we may incur substantial costs in procuring suitable replacement content, which could have a negative impact on our business, revenue and financial condition.

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

We use technology and processes to monitor the quality of, and to identify any anomalous metrics associated with, the Internet traffic that we deliver to online advertisers and our network of customer websites. These metrics may be indicative of low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that is deemed to be invalid by online advertisers, will be delivered to such online advertisers. As a result, we may be required to credit future amounts owed to us by our advertisers. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with third-party advertisement distribution providers and online advertisers, and could adversely affect our revenue.

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

We rely on the work product of freelance creative professionals to create original content for our owned and operated websites and for our network of customer websites and for use in our marketing messages. As a creator and distributor of original content and third-party provided content, we face potential liability based on a variety of theories, including defamation, negligence, unlawful practice of a licensed profession, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated websites and to our network of customer websites by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated websites and to our network of customer websites could make claims against us for losses incurred in reliance upon information provided on our owned and operated websites or our network of customer websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, including an automated plagiarism program, there is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that we create or distribute. Should the content distributed through our owned and operated websites and our network of customer websites violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, revenue and financial condition.

We may face liability in connection with our undeveloped owned and operated websites and our customers’ undeveloped websites whose domain names may be identical or similar to another party’s trademark or the name of a living or deceased person.

A number of our owned and operated websites and our network of customer websites are undeveloped or minimally developed properties that primarily contain advertising listings and links. As part of our registration process, we perform searches and screenings to determine if the domain names of our owned and operated websites in combination with the advertisements displayed on those sites violate the trademark or other rights owned by third parties. Despite these efforts, we may inadvertently register the domain names of properties that are identical or similar to another party’s trademark or the name of a living or deceased person. Moreover, our efforts are inherently limited due to the fact that the advertisements displayed on our undeveloped websites are delivered by third parties and the advertisements may vary over time or based on the location of the viewer. We may face primary or secondary liability in the United States under the Anticybersquatting Consumer Protection Act or under general theories of trademark infringement or dilution, unfair competition or under rights of publicity with respect to the domain names used for our owned and operated websites. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties and reputational harm, which could increase our costs of operations, reduce our profits or cause us to forgo opportunities that would otherwise support our growth.

We may not succeed in establishing our businesses internationally, which may limit our future growth.

One potential area of growth for us is in the international markets. We have launched a site in the United Kingdom and are exploring launches in certain other countries. We have also been investing in translation capabilities for our technologies. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally may have a negative effect on our business, revenue, financial condition and results of operations.

Risks Relating to our Registrar Service Offering

We face significant competition to our Registrar service offering, which we expect will continue to intensify. We may not be able to maintain or improve our competitive position or market share.

We face significant competition from existing registrars and from new registrars that continue to enter the market. ICANN currently has approximately 970 registrars to register domain names in one or more of the generic top level domains, or gTLDs, that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market of competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have already entered the market, may make it difficult for us to maintain our current market share.

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

Our success depends in large part on our customers’ renewals of their domain name registrations. Registrar revenue, which is closely tied to domain name registrations represented approximately 44% and 35% of total revenue in the quarters ended March 31, 2010 and 2011, respectively. Our customer renewal rate for expiring domain name registrations was approximately 73% and 74% in the quarters ended March 31, 2010 and 2011, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

Although established statutory law and case law in these areas to date generally have shielded us from liability for customer activities, court rulings in pending or future litigation may serve to narrow the scope of protection afforded us under these laws. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

We may face liability or become involved in disputes over registration of domain names and control over websites.

As a domain name registrar, we regularly become involved in disputes over registration of domain names. Most of these disputes arise as a result of a third party registering a domain name that is identical or similar to another party’s trademark or the name of a living person. These disputes are typically resolved through the Uniform Domain-Name Dispute-Resolution Policy, or UDRP, ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith intent to profit or reckless disregard of a court order by the registrars. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us, and therefore increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.

Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of “domain name hijacking,” including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of an SSL certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

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

Clerical errors and system and process failures made by us may result in inaccurate and incomplete information in our database of domain names and in our failure to properly register or to maintain, secure, transfer or renew the registration of domain names that we process on behalf of our customers. In addition, any errors of this type might result in the interruption of our other services. Our failure to properly register or to maintain, secure, transfer or renew the registration of our customers’ domain names or to provide our other services without interruption, even if we are not at fault, might result in our incurring significant expenses and might subject us to claims of loss or to negative publicity, which could harm our business, revenue, financial condition and results of operations.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry, disrupt our domain name registration business and negatively impact our business.

ICANN is a private sector, not for profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks previously performed directly on behalf of the U.S. government, including managing the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the United States government. For example, in the United States, Congress has held hearings to evaluate ICANN’s selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors. We continue to face the risks that:

•                  the U.S. or any other government may reassess its decision to introduce competition into, or ICANN’s role in overseeing, the domain name registration market;

•                  the Internet community or the U.S. Department of Commerce or U.S. Congress may refuse to recognize ICANN’s authority or support its policies, which could create instability in the domain name registration system;

•                  some of ICANN’s policies and practices, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions;

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

We were founded in 2006 and have a limited operating history. We have had a net loss in every year since inception. As of March 31, 2011, we had an accumulated deficit of approximately $57.8 million and we may incur net operating losses in the future. Moreover, we anticipate that our cash flows from operating activities in the near term will not be sufficient to fund our investments in the production of content and the purchase of property and equipment, domain names and other intangible assets and may never be. Our business strategy contemplates making substantial investments in our content creation, distribution processes and the development and launch of new products and services, each of which will require significant expenditures. In addition, as a public company, we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. In particular, our operating expenses are fixed and variable and, to the extent variable, less flexible to manage period-to-period, especially in the short-term. For example, our ability to manage our expenses in the near term period-to-

period is affected by our sales and marketing expenses to refer traffic to or promote our owned and operated websites, generally a variable expense which can be managed based on operating performance in the near term. This expense has historically represented a relatively small percentage of our operating expenses. In addition, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•                  lower than anticipated levels of traffic to our owned and operated websites and to our customers’ websites;

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

•                  our ability to attract and retain sufficient freelance creative professionals to generate content on a scale sufficient to grow our business;

•                  our ability to effectively manage rapid growth in the number of our freelance creative professionals, direct advertising sales force, in-house personnel and operations;

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

Our operating margins may experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including expenses related to content creation. For example, historically, we have paid substantially all of our freelance creative professionals upon the creation of text articles and videos, rather than on a revenue share basis, and we capitalize a vast majority of these payments. However, if we increase the use of revenue sharing arrangements to compensate our freelance creative professionals, our operating margins may suffer if such revenue-share payments exceed our amortization expense on comparably performing content. In addition, we intend to enter into additional revenue sharing arrangements with our customers which could cause our operating margins to experience downward pressure if a greater percentage of our revenue comes from advertisements placed on our network of customer websites compared to advertisements placed on our owned and operated websites. Additionally, the percentage of advertising fees that we pay to our customers may increase, which would reduce the margin we earn on revenue generated from those customers.

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

If we do not effectively manage our growth, our operating performance will suffer and we may lose consumers, advertisers, customers and freelance creative professionals.

We have experienced rapid growth in our operations, and we expect to experience continued growth in our business, both through internal growth and potential acquisitions. For example, our employee headcount has grown from approximately 360 to over 600 in the three years ended December 31, 2010. As of December 31, 2010, the number of freelance creative professionals affiliated with us has grown to approximately 13,000. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued rapid growth may make it more difficult for us to accomplish the following:

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

Our success depends on our ability to innovate and provide products and services useful to our customers in both our Content & Media and Registrar service offerings. Our competitors are constantly developing innovations in content creation and distribution as well as in domain name registration and related services, such as web hosting, email and website creation solutions. As a result, we must continue to invest significant resources in product development in order to maintain and enhance our existing products and services and introduce new products and services that deliver a sufficient return on investment and that our customers can easily and effectively use. If we are unable to provide quality products and services, we may lose consumers, advertisers, customers and freelance creative professionals, and our revenue and operating results would suffer. Our operating results would also suffer if our innovations are not responsive to the needs of our customers and our advertisers, are not appropriately timed with market opportunities or are not effectively brought to market.

We may have difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of consumers, advertisers, customers and freelance creative professionals, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential consumers, advertisers, customers and freelance creative professionals. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our business, revenue and financial condition.

We rely on technology infrastructure and a failure to update or maintain this technology infrastructure could adversely affect our business.

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we recently suffered two server outages at one of our data center facilities located in Northern California, which resulted from a network device failure that triggered a data center wide outage and disrupted critical technology and infrastructure service capabilities. The events impacted service to some of our significant media properties, including eHow, as well our proprietary online content production studio, and eNom customers. As a result of these data center outages, we have recently developed initiatives to create automatic backup capacity at an alternate facility for our top revenue generating services to address similar scenarios in the future.  However, there can be no assurance that our efforts to develop sufficient backup and redundant services will be successful or that we can prevent similar outages in the future. Delays or interruptions in our service may cause our consumers, advertisers, customers and freelance creative professionals to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

We are currently expanding and improving our information technology systems. If these implementations are not successful, our business and operations could be disrupted and our operating results could suffer.

In 2010, we deployed the first phase of our enterprise reporting system, Oracle Applications ERP and Platform, to assist us in the management of our financial data and reporting, as well as to automate certain business wide processes and internal controls. We anticipate that this system will be a long-term investment and that the addition of future build-outs, customizations and/or applications associated with this system will require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding information systems. We cannot be sure that the expansion of any of our systems, including our Oracle system, will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement informational systems on a timely basis or at all, our operations may be disrupted and or our operating results could suffer. In addition, any new information system deployments may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could diminish the value of our services and cause us to lose customers and revenue.

When a user visits our websites or certain pages of our customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the user. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites which set forth our policies and practices related to the collection and use of consumer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenues.

In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Recent developments related to “instant personalization” and similar technologies potentially allow us and other publishers access to even broader and more detailed information about users. These developments have led to greater scrutiny of industry data collection practices by regulators and privacy advocates. New laws may be enacted, or existing laws may be amended or re-interpreted, in a manner which limits our ability to analyze user data. If our access to user data is limited through legislation or any industry development, we may be unable to provide effective technologies and services to customers and we may lose customers and revenue.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $13.99 to $27.38 through May 6, 2011. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•                  our operating performance and the operating performance of similar companies;

•                  the overall performance of the equity markets;

•                  the number of shares of our common stock publicly owned and available for trading;

•                  threatened or actual litigation;

•                  changes in laws or regulations relating to our solutions;

•      changes in methodologies or algorithms used by search engines and their impact on search referral traffic;

•                  any major change in our board of directors or management;

•                  publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•                  publication of third party reports that inaccurately assess the performance of our business or certain operating metrics such as search referral traffic, the ranking of our content in search engine results or page view trends;

•                  large volumes of sales of our shares of common stock by existing stockholders; and

•                  general political and economic conditions.

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition. In addition, the recent distress in the financial markets has also resulted in extreme volatility in security prices.

The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of May 6, 2011, we had 83,205,963 shares of common stock outstanding. Of these shares, a substantial majority are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the pricing of our initial public offering, which is July 24, 2011, subject to certain extensions.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal year ending on December 31, 2011. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

We are in the process of evaluating and testing our compliance with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock. Failure to comply with the new rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

Our management will continue to have broad discretion to use the net proceeds to us from our initial public offering. Our management might not apply the net proceeds from our initial public offering in ways that increase the value of our common stock. We expect that we will use the net proceeds of our initial public offering for investments in content, international expansion, working capital, product development, sales and marketing activities, general and administrative matters and capital expenditures. We have not otherwise allocated the net proceeds from our initial public offering for any specific purposes. In addition, as discussed under “—Risks Relating to our Company—We have made and may make additional acquisitions that could entail significant execution, integration and operational risks,” we may consider making acquisitions in the future to increase the scope of our business domestically and internationally. Until we use the net proceeds to us from our initial public offering, we have invested them, principally in marketable securities with maturities of less than one year, including but not limited to commercial paper, money market instruments, and Treasury bills, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from our initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

•                  the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquiror from amending the bylaws to facilitate a hostile acquisition; and

•                  advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, our board of directors has approved the transaction.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

From January 1, 2011 through February 15, 2011, the date we filed a Registration Statement on Form S-8 with regard to our 2010 Incentive Award Plan (the “2010 Plan”), our Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) and our Employee Stock Purchase Plan, pursuant to the 2010 Plan, we issued restricted stock units for an aggregate of 42,500 shares of our common stock and we granted options to purchase an aggregate of 271,312 shares of our common stock with a weighted average exercise price of $17.04 per share. From January 1, 2011 through February 15, 2011, certain of our employees exercised options to purchase an aggregate of 236,580 shares of our common stock pursuant to options issued under our 2006 Plan with an average exercise price of $3.17 per share, for an aggregate purchase price of $749,068. These issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

On January 25, 2011, registration statements on Form S-1 (File No. 333-168612 and File No. 333-171868) relating to our initial public offering of our common stock were declared effective by the SEC. An aggregate of 10,235,000 shares of our common stock were registered under the registration statements, of which 4,500,000 shares were sold by us, 4,400,000 shares were sold by the selling stockholders identified in the registration statements and 1,335,000 shares were sold by the selling stockholders and us in connection with the underwriters’ exercise of their option to purchase additional shares, at an initial public offering price of $17.00 per share. The aggregate offering price for the shares registered and sold by us was approximately $88.0 million and the aggregate offering price for the shares registered and sold by the selling stockholders was approximately $86.0 million. The initial public offering closed on January 31, 2011 and, as a result, we received net proceeds of approximately $81.8 million, after deducting the underwriting discount but before deducting offering expenses and the selling stockholders received net proceeds of approximately $80.0 million, after deducting the underwriting discount of approximately $6.0 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering did not terminate until after the sale of all of the shares of common stock registered on the registration statements. Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated were the joint book-runners and the representatives of the underwriters.

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

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        [REMOVED AND RESERVED]

None.

Item 5.         OTHER INFORMATION

None.

Item 6.        EXHIBITS

Exhibit No	Description of Exhibit
10.1	Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Award Agreement
31.1

Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMAND MEDIA, INC.

By:	/s/ Richard M. Rosenblatt
Name:	Richard M. Rosenblatt
Title:	Chairman and Chief Executive Officer

By:	/s/ Charles S. Hilliard
Name:	Charles S. Hilliard
Title:	President and Chief Financial Officer

Date:  May 9, 2011

Exhibit Index

Exhibit No	Description of Exhibit
10.1	Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Award Agreement
31.1

Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002