Form 10-Q
period 2011-06-30
DEMAND MEDIA INC.
filed 2011-08-12
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒
 As of August 9, 2011, there were 83,929,815 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.     FINANCIAL INFORMATION

Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	December 31, 2010	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$32,338	$103,602
Accounts receivable	26,843	30,456
Prepaid expenses and other current assets	7,360	7,008
Deferred registration costs	44,213	47,504
Total current assets	110,754	188,570
Deferred registration costs, less current portion	8,037	8,806
Deferred tax assets	845	1,671
Property and equipment, net	34,975	35,134
Intangible assets, net	102,114	114,848
Goodwill	224,920	227,849
Other assets	6,822	2,170
Total assets	$488,467	$579,048
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,330	$7,787
Accrued expenses and other current liabilities	29,570	27,124
Deferred tax liabilities	15,248	17,791
Deferred revenue	61,832	67,125
Total current liabilities	114,980	119,827
Deferred revenue, less current portion	14,106	14,306
Other liabilities	1,043	976
Total liabilities	130,129	135,109
Commitments and contingencies (Note 7)
Convertible preferred stock
Convertible Series A Preferred Stock, $0.0001 par value.
Authorized 85,000 and 25,000 shares; issued and outstanding 65,333 and 0 shares at December 31, 2010 and at June 30, 2011	122,168	—
Convertible Series B Preferred Stock, $0.0001 par value.
Authorized 15,000 and 0 shares; issued and outstanding 9,464 and 0 shares at December 31, 2010 and at June 30, 2011	17,000	—
Convertible Series C Preferred Stock, $0.0001 par value.
Authorized 27,000 and 0 shares; issued and outstanding 26,047 and 0 shares at December 31, 2010 and at June 30, 2011	100,098	—
Convertible Series D Preferred Stock, $0.0001 par value.
Authorized 26,150 and 0 shares; issued and outstanding 22,500 and 0 shares at December 31, 2010 and at June 30, 2011	134,488	—
Total convertible preferred stock	373,754	—
Stockholders’ equity (deficit)
Common Stock, $0.0001 par value. Authorized 500,000 shares; issued and outstanding 15,372 and 83,363 shares at December 31, 2010 and June 30, 2011, respectively	2	9
Additional paid-in capital	36,721	504,030
Accumulated other comprehensive income	108	100
Accumulated deficit	(52,247)	(60,200)
Total stockholders’ equity (deficit)	(15,416)	443,939
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$488,467	$579,048
The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Revenue	$60,355	$79,455	$114,002	$158,978
Operating expenses
Service costs (exclusive of amortization of intangible assets shown separately below)	31,571	37,869	61,735	75,523
Sales and marketing	5,645	9,286	10,396	18,869
Product development	6,482	9,642	12,514	18,893
General and administrative	9,462	13,787	17,440	30,811
Amortization of intangible assets	8,238	9,750	16,173	19,953
Total operating expenses	61,398	80,334	118,258	164,049
Loss from operations	(1,043)	(879)	(4,256)	(5,071)
Other income (expense)
Interest income	3	5	11	47
Interest expense	(168)	(163)	(349)	(325)
Other income (expense), net	(109)	(2)	(128)	(259)
Total other expense	(274)	(160)	(466)	(537)
Loss before income taxes	(1,317)	(1,039)	(4,722)	(5,608)
Income tax expense	(610)	(1,332)	(1,327)	(2,345)
Net loss	(1,927)	(2,371)	(6,049)	(7,953)
Cumulative preferred stock dividends	(8,243)	—	(16,206)	(2,477)
Net loss attributable to common stockholders	$(10,170)	$(2,371)	$(22,255)	$(10,430)
Net loss per share:
Basic and diluted	$(0.75)	$(0.03)	$(1.69)	$(0.14)
Weighted average number of shares	13,482	83,088	13,174	73,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Common stock		Additional paid-in capital amount	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Equity (deficit)
	Shares	Amount
Balance at December 31, 2010	15,372	$2	$36,721	$108	$(52,247)	$(15,416)
Proceeds from the exercise of stock options	667	—	1,525	—	—	1,525
Stock option windfall tax benefits	—	—	90	—	—	90
Conversion of preferred stock and warrants to common stock	62,149	6	374,544	—	—	374,550
Issuance of common stock, net of issuance costs	5,175	1	76,902	—	—	76,903
Stock-based compensation expense	—	—	14,248	—	—	14,248
Foreign currency translation adjustment	—	—	—	(8)		(8)
Net loss	—	—	—	—	(7,953)	(7,953)
Comprehensive loss						(7,961)
Balance at June 30, 2011	83,363	$9	$504,030	$100	$(60,200)	$443,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
 (unaudited)

	Six months ended June 30,
	2010	2011
Cash flows from operating activities
Net loss	$(6,049)	$(7,953)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	24,661	30,542
Deferred income taxes	1,137	1,726
Stock-based compensation	4,578	14,262
Windfall tax benefit from exercises of stock options	—	(90)
Other	144	433
Change in operating assets and liabilities, net of effect of acquisition
Accounts receivable	(2,905)	(3,695)
Prepaid expenses and other current assets	330	555
Deferred registration costs	(4,716)	(4,059)
Deposits with registries	(506)	17
Other assets	586	335
Accounts payable	1,642	184
Accrued expenses and other liabilities	(1,329)	(1,682)
Deferred revenue	6,849	5,493
Net cash provided by operating activities	24,422	36,068
Cash flows from investing activities
Purchases of property and equipment	(9,502)	(10,830)
Purchases of intangible assets	(21,141)	(30,062)
Purchases of marketable securities	(975)	—
Proceeds from maturities and sales of marketable securities	3,275	—
Cash paid for acquisition	—	(3,839)
Net cash used in investing activities	(28,343)	(44,731)
Cash flows from financing activities
Payments on line of credit	(10,000)	—
Principal payments on capital lease obligations	(282)	(305)
Proceeds from issuances of common stock (net of issuance costs of $3,192)	—	78,625
Proceeds from exercises of stock options	714	1,525
Windfall tax benefit from exercises of stock options	—	90
Issuance costs related to debt and equity financings	(499)	—
Net cash provided by (used in) financing activities	(10,067)	79,935
Effect of foreign currency on cash and cash equivalents	(59)	(8)
Change in cash and cash equivalents	(14,047)	71,264
Cash and cash equivalents, beginning of period	47,608	32,338
Cash and cash equivalents, end of period	$33,561	$103,602

Supplemental disclosure of cash flows
Cash paid for interest	$214	$183
Cash paid for income taxes	172	933
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

Basis of Preparation

The accompanying interim consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2011, the consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2011, and the consolidated statement of stockholders’ equity (deficit) for the six month period ended June 30, 2011 are unaudited.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s statement of financial position as of June 30, 2011 and its results of operations for the three and six month periods ended June 30, 2010 and 2011 and its cash flows for the six month periods ended June 30, 2010 and 2011. The results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the quarters ended June 30, 2010 and 2011, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Social media service arrangements may contain multiple elements, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings, consulting services and advertising services. To the extent that consulting services have value on a standalone basis, the Company allocates revenue to each element in the multiple element arrangement based upon their relative fair values.  Fair value is determined based upon the best estimate of the selling price. To date, substantially all consulting services entered into concurrent with the original social media service arrangements are not treated as separate deliverables as such services do not have value to the customer on a standalone basis. In such cases, the arrangement is treated as a single unit of accounting with the arrangement fee recognized over the term of the arrangement on a straight-line basis.  Set-up fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. The Company determines the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. The Company periodically reviews the estimated customer life at least quarterly and when events or changes in circumstances, such as significant customer attrition relative to expected historical of projected future results, occur. Overage billings are recognized when delivered and at contractual rates in excess of standard usage terms.

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

Service Costs

Service costs consist primarily of fees paid to registries and ICANN associated with domain registrations, advertising revenue recognized by the Company and shared with its customers or partners as a result of its revenue-sharing arrangements, such as traffic acquisition costs and content revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses associated with the Company’s owned and operated and customer websites, including depreciation of the systems and hardware used to build and operate the Company’s Content & Media platform and Registrar, personnel costs relating to in-house editorial, customer service and information technology.

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

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrates continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through June 30, 2011, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

From February 2011 through June 2011, Google deployed at least three significant changes to its global English language search engine algorithms. The Company has experienced a substantial reduction in the total number of search referrals to its owned and operated websites primarily as a result of these Google algorithm changes. To date, the recent changes in Google’s search engine algorithms have not had a material adverse impact on the carrying value or intended use of the Company’s long-lived assets, including its media content. However, there can be no assurance that these changes or any future changes that may be made by Google or any other search engine to their algorithms and search methodologies might not adversely impact the carrying value, estimated useful life or intended use of the Company’s long-lived assets, including its media content. The Company will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on the economic performance of the Company’s long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of its long-lived assets.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options that do not include market conditions. Stock-based awards are comprised principally of stock options, restricted stock purchase rights (“RSPR”), restricted stock awards (“RSA”)

and restricted stock units ("RSU").

 Under the Company's Employee Stock Purchase Plan (the "ESPP"), eligible officers and employees may purchase a limited amount of our common stock at a discount to the market price in accordance with the terms of the plan as described in Note 10 - Share-based Compensation Plans and Awards. The Company uses the Black-Scholes option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

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

Net Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Because the Company reported losses for the periods presented, all potentially dilutive common shares comprising of stock options, RSPRs, RSUs, stock from the employee stock purchase plan, warrants and convertible preferred stock are antidilutive.

RSPRs and RSUs and awards are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. RSPR,sand RSUs are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested RSPRs are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities.  The Company’s investments in marketable securities are recorded at fair value.  Prior to the net exercise of the Series C preferred stock warrants concurrent with the Company’s initial public offering, the Series C preferred stock warrants were recorded at fair value with changes in fair value recorded in other income (expense), net. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2010 and six month period ended June 30, 2011, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$—	$18,702	$—	$18,702
Total assets at fair value	$—	$18,702	$—	$18,702
Liabilities
Series C preferred stock warrants(2)	—	—	477	477
Total liabilities at fair value	$—	$—	$477	$477

___________________________________
(1) comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet
(2) included in Other liabilities in the accompanying balance sheet

June 30, 2011

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$—	$40,047	$—	$40,047
Total assets at fair value	$—	$40,047	$—	$40,047
Liabilities
Total liabilities at fair value	$—	$—	$—	$—

___________________________________
(1)comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as trade accounts receivable and payables, are reported at their carrying values.

For financial assets that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs). The fair value of the Company’s Series C preferred stock warrants was classified as a Level 3 instrument, as it uses unobservable inputs and requires management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

The following table presents a reconciliation of  the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Series C Preferred Stock Warrants

Balance at December 31, 2009	$225
Change in fair value included in other income (expense)	62
Balance at June 30, 2010	$287

The following table presents a reconciliation of  the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

Series C Preferred Stock Warrants

Balance at December 31, 2010	$477
Change in fair value included in other income (expense)	319
Conversion into common stock	(796)
Balance at June 30, 2011	$—

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
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”). The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively. The Company is currently evaluating the revised guidance to determine the effect it will have on its financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). This guidance requires companies to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, amounts reclassified from Other Comprehensive Income ("OCI") to net income for each reporting period must be displayed as components of both net income and OCI on the face of the financial statements. The guidance does not change the items that are reported in OCI. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the new guidance to determine the effect it will have on the presentation of its financial statements.

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	June 30, 2011
Computers and other related equipment	$29,632	$31,368
Purchased and internally developed software	36,501	41,436
Furniture and fixtures	2,280	2,906
Leasehold improvements	2,740	3,360
	71,153	79,070
Less accumulated depreciation	(36,178)	(43,936)
Property and equipment, net	$34,975	$35,134

Depreciation and software amortization expense by classification for the three and six months ended June 30, 2010 and 2011 is shown below:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Service costs	$3,483	$4,149	$6,826	$8,193
Sales and marketing	41	115	82	187
Product development	318	438	659	759
General and administrative	516	878	921	1,450
Total depreciation	$4,358	$5,580	$8,488	$10,589

4.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$46,094	$(36,018)	$10,076	3.7
Customer relationships	24,355	(17,653)	6,702	5.5
Media content	96,412	(34,205)	62,207	5.1
Technology	34,259	(19,518)	14,741	6.1
Non-compete agreements	14,429	(14,306)	123	3.3
Trade names	10,979	(3,615)	7,364	14.8
Content publisher relationships	2,092	(1,191)	901	5.0
	$228,620	$(126,506)	$102,114	5.3

	June 30, 2011
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$48,197	$(38,572)	$9,625	3.6
Customer relationships	24,955	(18,585)	6,370	5.5
Media content	124,275	(46,863)	77,412	5.1
Technology	35,419	(21,875)	13,544	6.1
Non-compete agreements	14,459	(14,427)	32	3.3
Trade names	11,014	(4,127)	6,887	14.8
Content publisher relationships	2,092	(1,114)	978	5.0
	$260,411	$(145,563)	$114,848	5.2

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification for the three and six months ended June 30, 2010 and 2011 is shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Service costs	$5,369	$7,771	$10,268	$15,547
Sales and marketing	826	762	1,645	1,590
Product development	1,325	992	2,653	2,280
General and administrative	718	225	1,607	536
Total amortization	$8,238	$9,750	$16,173	$19,953

5.	Goodwill

The following table presents the changes in the Company’s goodwill balance (unaudited):

Balance at December 31, 2009 and 2010	$224,920
Goodwill arising from acquisitions (Note-12)	2,929
Balance at June 30, 2011	$227,849

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2010 and indicated that the fair value of each of the three reporting units significantly exceeded the carrying amount of the respective reporting unit's book value of goodwill at that time. In evaluating the fair value of the reporting units, the Company assumed revenue growth consistent with its projections at that date. From February 2011 through June 2011, Google deployed at least three significant changes to its global English language search engine algorithms. The Company has experienced a substantial reduction in the total number of search referrals to its owned and operated websites primarily as a result of these Google algorithm changes.  Separately, the Company has experienced a decline in its stock price over the same period although its market capitalization remains in excess of the book value of its assets at June 30, 2011. To date, these factors have not had a material adverse impact on the carrying value or intended use of the Company’s long-lived assets. The Company will continue to monitor these factors and may need to perform a goodwill impairment test in the third quarter of 2011 should the impact of these, or other factors, be projected to materially impact its business.

6.	Other Balance Sheets Items

Accounts receivable consisted of the following:

	December 31, 2010	June 30, 2011
Accounts receivable—trade	$24,569	$27,701
Receivables from registries	2,274	2,755
Accounts receivable	$26,843	$30,456

Accrued expenses and other liabilities consisted of the following:

	December 31, 2010	June 30, 2011
Accrued payroll and related items	$9,729	$7,517
Domain owners’ royalties payable	1,366	1,822
Commissions payable	2,813	3,067
Customer deposits	5,458	5,124
Other	10,204	9,594
Accrued expenses and other liabilities	$29,570	$27,124

7.	Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancellable operating and capital leases. The Company’s leases expire between July 2011 and April 2016.

Litigation

On August 10, 2010, the Company, Clearspring Technologies, Inc., or Clearspring, and six other defendants were named in a putative class-action lawsuit filed in the U.S. District Court, Central District of California. The lawsuit alleged a variety of causes of action, including violations of privacy and consumer rights. The parties to the litigation entered into an agreement to settle this matter with no monetary liability on the part of the Company. This settlement was submitted to the court for approval in December 2010 and court approval was granted in June 2011.

The Company has been named as a defendant in a lawsuit filed by a former employee in the Los Angeles Superior Court for the State of California. The lawsuit alleges breach of contract, fraud and negligent misrepresentation. The plaintiff claims that Demand Media failed to satisfy its obligations under the asset purchase agreement whereby Demand Media acquired a small media website. Plaintiff seeks actual and punitive damages, and to recover his attorney's fees and costs in the litigation. Plaintiff alleges that his aggregate claims exceed the sum of $5,000. At June 30, 2011, the Company had accrued $180 representing the amount it offered in partial settlement of these claims. In July 2011, the Company's settlement offer was rejected by the plaintiff. The Company intends to vigorously defend its position and it is not possible to reasonably estimate the extent of any possible loss beyond the amount accrued.

In April 2011, the Company and eleven other defendants were named in a patent infringement lawsuit filed in the U.S. District Court, Eastern District of Texas.  The plaintiff filed and served a complaint making several claims related to a method for displaying advertising on the Internet.  In May 2011, the Company filed its response to the complaint, denying all liability, and is in the process of discussing a resolution with the plaintiff.  The Company intends to vigorously defend its position.

In addition, from time to time, the Company is involved in various claims, lawsuits and pending actions against the Company in the normal course of its business. The Company believes that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Domain Name Agreement

On April 1, 2011, the Company amended its existing agreement with a customer to provide domain name registration services and manage certain website names owned and operated by the customer over a twenty seven month term (the "Amended Domain Agreement").  In conjunction with the Amended Domain Agreement, the Company committed to purchase at least $175 of expired website names every calendar quarter or a total of $1,575 over the term of the agreement.  The contract can be terminated by either the Company or the counter party within 60 days prior to the end of each annual renewal period.  The aggregate value of expired website names purchased by the Company from inception through June 30, 2011 was $292.

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

The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Similarly, state deferred tax liabilities in excess of state deferred tax assets are not available to assure the realization of federal deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess deferred tax liabilities for the periods presented.  As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, the Company has established a valuation allowance against its deferred tax assets.

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

The Company’s Chairman and Chief Executive Officer and certain members of the board of directors are on the board of directors of The FRS Company (“FRS”). The Company recognized approximately $55 and $381 in revenue for advertising and creative services during the six months ended June 30, 2010 and 2011, respectively. As of December 31, 2010 and June 30, 2011, the Company’s receivable balance due from FRS was $164 and $219, respectively.  The creative services agreement was terminated by the parties effective May 31, 2011.

In May 2009 the Company entered into a Master Relationship Agreement with Mom, Inc. (“Modern Mom”), a corporation that is co-owned and operated by the wife of the Company’s Chairman and Chief Executive Officer. In March 2010, the Company agreed to provide Modern Mom with ten thousand units of articles, to be displayed on the Modern Mom website, for an aggregate fee of up to $500. As of December 31, 2010 approximately five thousand articles had been delivered to Modern Mom.  In March 2011, the parties agreed to discontinue the agreement and as a result, the Company no longer has an obligation to provide Modern Mom with any additional articles. The Company recognized revenue of approximately $0 and $20 in the six months ended June 30, 2010 and 2011, respectively and amounts due from Modern Mom as of December 31, 2010 and June 30, 2011 was $44 and $0 respectively.

In May 2011, the Company entered into a Database Development and License Agreement with RSS Graffiti, LLC ("RSS Graffiti") to develop a data warehouse and analytics platform. Michael Blend, one of the Company's executive vice presidents, has an approximate 40% ownership interest in RSS Graffiti through his equity holding in an investment group that controls RSS Graffiti as of the date of the transaction.  In consideration for the services to be provided under the agreement, the Company agreed to pay RSS Graffiti $700 over a seven month period commencing May 2011, and received a two year warrant to purchase 10% of RSS Graffiti for an aggregate exercise price of $2,000.  During the six months ended June 30, 2011, the Company paid RSS Graffiti $100 and had an outstanding balance due to RSS Graffiti of $100 at June 30, 2011 which is included in accounts payable at that date. On August 5, 2011, the Company acquired RSS Graffiti effectively terminating the agreement (see Note 15-Subsequent Events).

10. Share-based Compensation Plans and Awards

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Expected life (in years)	5.78	5.39	5.70	5.50
Risk-free interest rate	2.17%	1.97%	2.53%	1.97%
Expected volatility	56%	56%	56%	56%
Expected dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of options granted during the period	$9.94	$14.80	$8.75	$16.64

Stock Options

Stock option activity (in thousands, except share and per share data) for the six months ended June 30, 2011 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2010	19,065	$11.88	8.34	$131,569
Options granted	530	$16.64
Options exercised	(687)	$2.70
Options forfeited or cancelled	(292)	$8.55
Outstanding at June 30, 2011	18,616	$12.40	7.93	$90,881
Exercisable at June 30, 2011	7,962	$5.09	6.80	$67,938
Vested and expected to vest after June 30, 2011	17,428	$11.68	7.85	$90,119

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $13.55 of the Company’s common stock on June 30, 2011 for all awards where that stock price exceeds the exercise price.  Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information concerning outstanding and exercisable options at June 30, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16 - 1.88	711	5.36	$1.53	711	$1.53
$2.00 - 2.00	1,972	5.84	$2.00	1,967	$2.00
$2.88 - 4.40	2,534	6.92	$3.65	1,837	$3.68
$4.70 - 7.70	2,911	7.80	$6.54	1,520	$6.12
$9.50 - 9.50	3,150	7.94	$9.50	1,706	$9.50
$9.74 - 16.00	1,469	9.28	$13.83	99	$10.31
$18.00 - 18.00	2,325	9.09	$18.00	122	$18.00
$21.20 - 24.00	1,244	9.13	$23.80	—	—
$30.00 - 30.00	1,150	9.09	$30.00	—	—
$36.00 - 36.00	1,150	9.09	$36.00	—	—
	18,616	7.93	$12.40	7,962	$5.09

The total grant date fair value of stock options vested during the six months ended June 30, 2010 and 2011 was $3,238 and $8,943, respectively.  The aggregate intrinsic value of all options exercised during the six months ended June 30, 2010 and 2011 was $1,702 and $10,650 respectively.

As of June 2011, there was $48,045 of unrecognized stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 3.7 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

RSPRs, restricted stock awards and restricted stock units

The following table summarizes the activity of RSUs and other restricted shares for the six months ended June 30, 2011 is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2010	1,302	$3.38
Granted	2,229	16.09
Vested	(1,127)	2.67
Forfeited	(67)	14.35
Unvested at June 30, 2011	2,337	$11.87

As of June 30, 2011 there was approximately $31,256 of unrecognized compensation cost related to employee non-vested RSUs and restricted shares.  The amount is expected to be recognized over a weighted average period of 3.8 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

Employee Stock Purchase Plan

The Company commenced its Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) in May 2011, which allows eligible employees to purchase a limited amount of the Company's common stock at a 15% discount to the market price through payroll deductions. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing May and November.  A maximum of one thousand two hundred and fifty shares of common stock may be purchased by each participant at six-month intervals during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized over the life of the 24-month offering period of the ESPP. The Black-Scholes model included an assumption for expected volatility of between 34% and 43% for each of the four purchase periods. During the six months ended June 30, 2011, the Company recognized an expense of $283 in relation to the ESPP and there were 10,000 shares of common stock remaining authorized for issuance under the ESPP at June 30, 2011. As of June 30, 2011 there was approximately $3,200 of unrecognized compensation cost related to ESPP which is expected to be recognized on a straight-line basis over the remainder of the offering period.

LIVESTRONG.com Warrants

In January 2008, the Company entered into a license agreement with the Lance Armstrong Foundation, Inc. (the “License Agreement”) and an Endorsement and Spokesperson Agreement with Lance Armstrong (the “Endorsement Agreement”). Lance Armstrong Foundation (“LAF”) is a non-profit organization dedicated to uniting people to fight cancer and Lance Armstrong (“Mr. Armstrong”) is a seven-time winner of the Tour de France and an advocate for cancer patients.  In consideration for the License Agreement and Mr. Armstrong's promotional services, the Company separately issued a warrant to purchase 625 shares of the Company's common stock at an exercise price of $12.00 per share to the LAF (the “LAF Warrant”), to Lance Armstrong (the “Armstrong Warrant”) and Capital Sports & Entertainment (the “CSE Warrant”).

                The LAF Warrant, Armstrong Warrant and CSE Warrant were automatically net exercised upon the closing date of the Company's IPO and as a result the Company issued 184, 156 and 28 shares of common stock to each of LAF, Mr. Armstrong and Capital Sports & Entertainment, respectively, in January 2011.
BEI Warrant

In June 2010, the Company entered into a website development, endorsement and license agreement with Bankable Enterprises, Inc. (“BEI”) (the “BEI Agreement”). BEI is wholly owned by Tyra Banks (“Ms. Banks”), a business woman and celebrity.

Under the terms of the BEI Agreement, which commenced on July 1, 2010 and ends on July 1, 2014, Ms. Banks provides certain services and endorsement rights to the Company, and licenses to the Company certain intellectual property. The Company used this intellectual property to build an owned and operated website on beauty and fashion, typeF.com, which was launched during the three months ended March 31, 2011. As consideration for Ms. Banks’ services, the Company issued a fully-vested four-year warrant to purchase 375 shares of the Company’s common stock at an exercise price of $12.00 per share. The warrant terminates on the earlier of (i) June 30, 2014 or (ii) the closing of a change of control (as defined). In addition, BEI will receive certain royalties on advertising revenue in excess of certain minimum royalty thresholds (as defined).

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Stock-based compensation included in
Service costs	$221	$347	$428	$584
Sales and marketing	504	1,136	968	2,036
Product development	437	1,130	775	2,246
General and administrative	1,367	2,807	2,600	9,481
Total stock-based compensation included in net loss	2,529	5,420	4,771	14,347
Income tax benefit related to stock-based compensation included in net loss	(84)	(301)	(153)	(771)
Total	$2,445	$5,119	$4,618	$13,576

Stock-based compensation expense in the six months ended June 30, 2011 includes $5,051 related to 1,625 performance and market-based stock options and 1,000 RSPR awards granted to certain executive officers in prior years that vested in 2011 on the fulfillment of certain market and performance conditions: the completion of the Company’s initial public offering and the meeting of an average closing price of the Company’s stock for a stipulated period of time.

11. Stockholders' Equity

Each share of common stock has the right to one vote per share. Each restricted stock purchase right has the right to one vote per share and the right to receive dividends or other distributions paid or made with respect to common shares, subject to restrictions for continued employment service.

Effective January 31, 2011, all shares of preferred stock and preferred stock warrants were converted into 61,706 shares of common stock in connection with the Company initial public offering as described in Note 1— Company Background and Overview. As a result the carrying value of the preferred stock of $373,754 and the carrying value of the preferred stock warrants of $477 were reclassified from mezzanine equity and liabilities, respectively, to stockholder's equity.

12. Business Acquisition

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

13.	Business Segments

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

Revenue derived from the Company’s Content & Media and Registrar Services is as follows

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Content & Media revenue
Owned & operated	$25,703	$39,095	$46,636	$79,619
Network	10,390	10,727	19,655	22,055
Total Content & Media revenue	36,093	49,822	66,291	101,674
Registrar revenue	24,262	29,633	47,711	57,304
Total Revenue	$60,355	$79,455	$114,002	$158,978

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Numerator:
Net loss	$(1,927)	$(2,371)	$(6,049)	$(7,953)
Cumulative preferred stock dividends	(8,243)	—	(16,206)	(2,477)
Net loss attributable to common stockholders	$(10,170)	$(2,371)	$(22,255)	$(10,430)
Denominator:
Weighted average common shares outstanding	14,985	83,236	14,814	73,967
Weighted average unvested restricted stock awards	(1,503)	(148)	(1,640)	(490)
Weighted average common shares outstanding—basic	13,482	83,088	13,174	73,477
Dilutive effect of stock options, warrants and convertible preferred stock	—	—	—	—
Weighted average common shares outstanding—diluted	13,482	83,088	13,174	73,477
Net loss per share—basic and diluted	$(0.75)	$(0.03)	$(1.69)	$(0.14)

As of each period end, the following common equivalent shares were excluded from the calculation of the Company’s net loss per share as their inclusion would have been antidilutive:

	June 30,
	2010	2011
Stock options	13,060	18,616
Unvested RSPRs	1,438	156
Convertible Series A Preferred Stock	32,667	—
Convertible Series B Preferred Stock	4,732	—
Convertible Series C Preferred Stock	13,024	—
Convertible Series D Preferred Stock	11,250	—
Convertible Series C Preferred Stock Warrants	63	—
Common Stock Warrants	1,749	375
ESPP shares	—	791

15.	Subsequent Events

During the period from July 1, 2011 to August 11, 2011, the Company issued 629 restricted stock units and 249 restricted stock awards as part of employee compensation in addition to 443 shares of unregistered common stock issued as part of purchase consideration for the three business acquisitions described below.
On August 4, 2011, the Company replaced its existing credit facility by entering into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $105,000 five year revolving loan facility, with the right (subject to certain conditions) to increase such facility by up to $75,000 in the aggregate.  The Credit Agreement contains customary restrictions and events of default and certain financial covenants, such as a minimum fixed charge ratio.
On August 5, 2011, the Company entered into an amendment with Google to extend the term of its existing Google Services Agreement for advertising services on certain of the Company's websites through August 31, 2014.
On July 1, 2011, the Company acquired a business that specializes in the creation of Spanish and Portuguese language media content. The acquisition is intended to support the Company's expansion internationally. The impact of this acquisition on the Company's revenues and earnings for 2011 is not anticipated to be significant.
On August 5, 2011, the Company acquired RSS Graffiti, LLC, ("RSS Graffiti) a company based in El Segundo, California for an aggregate purchase price of approximately $16,367 (subject to adjustment) comprising cash consideration of approximately $12,753 and 390 shares of unregistered common stock. RSS Graffiti is the creator of one of a content sharing applications on Facebook, helping online publishers, brands and individuals program content to their fan audience on Facebook. The acquisition is intended to enhance the Company's social media service offering.

On August 8, 2011, the Company acquired IndieClick Media Group, Inc. ("IndieClick"), a company based in Los Angeles, California for an aggregate purchase price of approximately $14,000 (subject to adjustment). IndieClick is an online branding and advertising company that represents niche-focused online properties in the entertainment, music, film, fashion and comedy categories. The acquisition is intended to expand the Company's sales organization and to enhance its ability to monetize its audience on Cracked.com.

These three acquisitions will be recorded in accordance with the acquisition method and it is expected that goodwill will be recorded on the Company's consolidated balance sheet. However, as the initial purchase price allocation for these business combinations has not been completed, further details have not yet been disclosed at this time.

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

For the six months ended June 30, 2010 and 2011, we reported revenue of $114.0 million and $159.0 million, respectively.  For the six months ended June 30, 2010 and 2011, our Content & Media offering accounted for 58% and 64% of our total revenue, respectively, and our Registrar service accounted for 42% and 36% of our total revenue, respectively.

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

•RPM:  We define RPM as Content & Media revenue per one thousand page views.

Registrar Metrics

•domain:  We define a domain as an individual domain name paid for by a third-party customer where the domain name is managed through our Registrar service offering. This metric does not include any of the company’s owned and operated websites.

• average revenue per domain:  We calculate average revenue per domain by dividing Registrar revenues for a period by the average number of domains registered in that period. The average number of domains is the simple average of the number of domains at the beginning and end of the period. Average revenue per domain for partial year periods is annualized.

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended June 30,			Six months ended June 30,
	2010	2011	% Change	2010	2011	% Change
Content & Media Metrics (1)
Owned & operated
Page views (in millions) (2)	1,994	2,573	29%	3,948	5,155	31%
RPM (3)	$12.89	$15.19	18%	$11.81	$15.45	31%
Network of customer websites
Page views (in millions)	3,153	3,688	17%	5,799	7,454	29%
RPM	$3.30	$2.91	(12)%	$3.39	$2.96	(13)%
RPM ex-TAC	$2.32	$2.15	(7)%	$2.40	$2.15	(10)%
Registrar Metrics:
End of Period # of Domains (in millions)	10.1	11.9	18%	10.1	11.9	18%
Average Revenue per Domain	$10.00	$10.17	2%	$9.96	$10.03	1%

___________________________________

(1)
For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

(2)
During the quarter ended June 30, 2011, owned and operated page views were positively impacted by a product change associated with certain page features, including the presentation of picture slide shows, which did not impact advertising impressions. Excluding the impact of such change, during the quarter and six months ended June 30, 2011, page views would have increased approximately 21% and 28%, respectively, compared to the corresponding prior-year periods.

(3)
During the quarter ended June 30, 2011, owned and operated RPMs were negatively impacted by a product change associated with certain page features, including the presentation of picture slide shows, which did not impact advertising impressions. Excluding the impact of such change, during the quarter and six months ended June 30, 2011, RPMs would have increased approximately 26% and 33%, respectively, compared to the corresponding prior-year periods.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising where an advertiser pays when the advertising is displayed. For the six months ended June 30, 2011, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the six months ended June 30, 2010 and 2011, approximately 27% and 35%, respectively, of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

Our historical growth in Content & Media revenue has principally come from growth in RPMs and page views due to both the increased volume of commercially valuable content published on our owned and operated websites as well as increased numbers of visitors to our existing content. To a lesser extent, Content & Media revenue growth has resulted from customers from publishing our content on our network of customer websites, including YouTube and from utilizing our social media tools on these sites. We believe that, in addition to opportunities to grow our revenue and our page views by creating and publishing more content, there is a substantial long term revenue opportunity with respect to selling online advertisements through our internal sales force, particularly on our owned and operated websites. During fiscal year 2010 and the six months ended June 30, 2011, we expanded our internal advertising sales force, including hiring a chief revenue officer in 2010, to exploit this opportunity.

As we continue to create more content, we may face challenges in finding effective distribution outlets. To address this challenge, we deploy our content and related advertising capabilities to certain of our customers, such as the online versions of the San Francisco Chronicle and the Houston Chronicle. Under the terms of our customer arrangements, we are entitled to a share of the underlying revenues generated by the advertisements displayed with our content on these websites. We believe that expanding this business model across our network of customer websites presents a potentially large long-term revenue opportunity. As is the case with our owned and operated websites, under these arrangements we incur substantially all of our content costs up front. However, because under the revenue sharing arrangements we are sharing the resulting revenue, there is a risk that these relationships over the long term will not generate sufficient revenue to meet our financial objectives, including recovering our content creation costs. In addition, the growing presence of other companies that produce online content, including AOL’s Seed.com and Yahoo's Associated Content, may create increased competition for available distribution opportunities, which would limit our ability to reach a wider audience of consumers.

From February 2011 through June 2011, Google deployed at least three significant changes to its global English language search engine algorithms. The Company has experienced a substantial reduction in the total number of search referrals to its owned and operated websites primarily as a result of these Google algorithm changes. While the changes impacted traffic to many of the Company's Content & Media websites, the vast majority of the negative effect on the Company's revenues is attributable to the impact on eHow.com. We estimate that the effect of the changes on eHow.com alone will be a decrease of approximately 6% in the consolidated fiscal year 2011 revenue that the Company would have otherwise achieved in the absence of the changes. Given that at least one of the significant search engine algorithm changes occurred in mid-June, we anticipate that the majority of the adverse impact on eHow.com full-year revenue will be concentrated in the second half of 2011. To date, these recent search engine changes have not had a material adverse impact on the carrying value or intended use of our long-lived assets, including media content. However, there can be no assurance that these changes or any future changes that may be made by search engines to their algorithms and search methodologies might not adversely affect our business or could adversely impact the carrying value, estimated useful life or intended use of our long-lived assets. The Company will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on the economic performance of the Company's long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of its long-lived assets including its media content and goodwill arising from acquisitions.

     Our content studio identifies and creates online text articles and videos through a community of freelance creative professionals and is core to our business strategy and long term growth initiatives. Historically, we have made substantial investments in our platform to support our expanding community of freelance creative professionals and the growth of our content production and distribution, and expect to continue to make such investments. We also experience competition from large Internet companies such as AOL and Yahoo!. Although these competitive offerings are not directly comparable to all aspects of our content offering, increased competition for freelance creative professionals could increase our costs with our creative professionals and adversely impact our ability to attract and retain content creators.

Registrar revenue growth historically has been driven by growth in the number of domains and growth in average revenue per domain due to an increase in the amounts we charge for registration and related value-added services. From January1, 2009 to March 31, 2010, our Registrar experienced stable growth in both domains and average revenue per domain. Growth in average revenue per domain was due in part to an increase in our registration pricing in response to price increases from registries which control the rights of large top level domains, or TLDs (such as VeriSign which is the registry for the .com TLD). Beginning in the first quarter of 2010 and extending through the first quarter of 2011, we typically experienced modest declines in average revenue per domain as a result of adding certain customers with large volumes of domains, from which we have recognized revenue on a portion of these names while deferring revenue recognition on the remainder, and as a result of lower pricing. In the second quarter of 2011 we experienced an modest increase in average revenue per domain in part as a result of the provision of a greater amount of value-added services per domain.

Our direct costs to register domain names on behalf of our customers are almost exclusively controlled by registries and by the Internet Corporation for Assigned Names and Numbers, or ICANN. ICANN is a private sector, not for profit corporation formed to oversee a number of Internet related tasks, including domain registrations for which it collects fees, previously performed directly on behalf of the U.S. government. In addition, the market for wholesale registrar services is both price sensitive and competitive, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Moreover, we anticipate that any price increases mandated by registries could adversely increase our service costs as a percentage of our total revenue. ICANN has approved a framework for the significant expansion of the number of generic TLDs, or gTLDs. We believe that such expansion, if it occurs, will result in an increase in the number of domains registered on our platform and related revenues as early as the fourth quarter of 2012.

Our service costs, the largest component of our operating expenses, can vary from period to period based upon the mix of the underlying Content & Media and Registrar services revenue we generate. We believe that our service costs as a percentage of total revenue will decrease as our percentage of revenues derived from our Content & Media service offering increases. In the near term and consistent with historical trends, we expect that the year-over-year growth in our Content & Media revenue will exceed the growth in our Registrar revenue. As a result, we expect that our service costs as a percentage of our total revenue will decrease when compared to our historical results. However, as we expand our Content & Media offering, increase the creation of premium content, take further actions to enhance the consistency of the consumer experience on our largest properties including taking editorial control of user generated content, adding a curation layer to incorporate consumer feedback in our content processes and expand our investment in editorial innovation, create internationally focused content as well as enter into more revenue-sharing arrangements with our customers and content creators, our service costs as a percentage of our total revenue when compared to our historical results may not decrease at a similar rate, if at all.

For the six months ended June 30, 2011, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is a substantial opportunity in the long term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. In the near term, we plan to expand our operations internationally to exploit this opportunity, most recently through the acquisition of a Latin American language content creation company on July 1, 2011. In July 2011, we also launched a beta version of eHow Español - a Spanish language site which will target both the United States Hispanic market as well as the larger online Spanish-speaking market worldwide. As we expand our business internationally and incur additional expenses associated with this growth initiative, we anticipate certain operating expenses to outpace our international revenue growth in the near term, and modestly impact our operating expenses as a percentage of our revenue throughout the year ending December 31, 2011.

Basis of Presentation
Revenue

Our revenue is derived from our Content & Media and Registrar service offerings.

Content & Media Revenue

We currently generate substantially all of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and select content and service offerings. Articles and videos, each of which we refer to as a content unit, generate revenue both directly and indirectly. Direct revenue is that directly attributable to a content unit, such as advertisements, including sponsored advertising links, display advertisements and in-text advertisements, on the same webpage on which the content is displayed. Indirect revenue is also derived primarily by our content library, but is not directly attributable to a specific content unit. Indirect revenue includes advertising revenue generated on our owned and operated websites’ home pages (e.g., home page of eHow), on topic category webpages (e.g., home and garden category page), on user generated article pages that feature content that was not acquired through our proprietary content acquisition process, and subscription revenue. Our revenue generating advertising arrangements, for both our owned and operated websites and our network of customer websites, include cost-per-click performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products and services. We generate revenue from advertisements displayed alongside our content offered to consumers across a broad range of topics and categories on our owned and operated websites and on certain customer websites. Our advertising revenue also includes revenue derived from cost-per-click advertising links we place on undeveloped websites owned both by us, which we acquire and sell on a regular basis, and certain of our customers. To a lesser extent, we also generate revenue from our subscription-based offerings, which include our social media applications deployed on our network of customer websites and subscriptions to premium content or services offered on certain of our owned and operated websites.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the six months ended June 30, 2010 and 2011, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, we expect that our allowance for doubtful accounts will increase, which may lead to increased bad debt expense. In addition, prior to our initial public offering in January 2011, we operated as a private company. As we continue to expand our business and incur additional expenses associated with being a publicly traded company, we anticipate general and administrative expenses will increase and will increase as a percentage of revenue in the near term. Specifically, we expect that we will incur additional general and administrative expenses to provide insurance for our directors and officers and to comply with the SEC’s reporting requirements, exchange listing standards, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. We anticipate that these insurance and compliance costs will substantially increase certain of our general and administrative expenses compared to 2010 although its percentage of revenue will depend upon a variety of factors as listed above.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models show embody probable economic benefit, and to acquire, including through initial registration, undeveloped websites. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.2 years on a combined basis as of June 30, 2011. We estimate our capitalized content to have a weighted average useful life of 5.1 years as of June 30, 2011. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to increase modestly in the near term, although its percentage of revenues will depend upon a variety of factors, such as the mix of our investments in content as compared to our identifiable intangible assets acquired in business combinations.

Stock-based Compensation

Included in our operating expenses are expenses associated with stock based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, restricted stock issued to employees and expenses relating to our Employee Stock Purchase Plan.

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

As of June 30, 2011, we had approximately $79.3 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 3.7 years.  In addition we also had approximately $3.2 million of unrecognized compensation expense related to our Employee Stock Purchase Plan that we expect to recognize on a straight-line basis through the second quarter of 2013. Stock-based compensation expense is expected to increase materially as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and certain prepaid underwriting costs associated with our $100 million revolving credit facility with a syndicate of commercial banks. As of June 30, 2011, we had no indebtedness outstanding under this facility.

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

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have legal presence, including the United Kingdom, the Netherlands, Canada, Sweden and beginning in 2011, Ireland and Argentina. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Revenue	$60,355	$79,455	$114,002	$158,978
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	31,571	37,869	61,735	75,523
Sales and marketing	5,645	9,286	10,396	18,869
Product development	6,482	9,642	12,514	18,893
General and administrative	9,462	13,787	17,440	30,811
Amortization of intangible assets	8,238	9,750	16,173	19,953
Total operating expenses	61,398	80,334	118,258	164,049
Loss from operations	(1,043)	(879)	(4,256)	(5,071)
Other income (expense)
Interest income	3	5	11	47
Interest expense	(168)	(163)	(349)	(325)
Other income (expense), net	(109)	(2)	(128)	(259)
Total other expense	(274)	(160)	(466)	(537)
Loss before income taxes	(1,317)	(1,039)	(4,722)	(5,608)
Income tax expense	(610)	(1,332)	(1,327)	(2,345)
Net loss	(1,927)	(2,371)	(6,049)	(7,953)
Cumulative preferred stock dividends	(8,243)	—	(16,206)	(2,477)
Net loss attributable to common shareholders	$(10,170)	$(2,371)	$(22,255)	$(10,430)

(1)	Depreciation expense included in the above line items:

Service costs	$3,483	$4,149	$6,826	$8,193
Sales and marketing	41	115	82	187
Product development	318	438	659	759
General and administrative	516	878	921	1,450
Total depreciation expense	$4,358	$5,580	$8,488	$10,589

(2)	Stock-based compensation included in the above line items:

Service costs	$221	$347	$428	$584
Sales and marketing	504	1,136	968	2,036
Product development	437	1,130	775	2,246
General and administrative	1,367	2,807	2,600	9,481
Total stock-based compensation	$2,529	$5,420	$4,771	$14,347

As a percentage of revenue:

	Three Months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:	—	—	—	—
Service costs (exclusive of amortization of intangible assets)	52.3%	47.7%	54.2%	47.5%
Sales and marketing	9.4%	11.7%	9.1%	11.9%
Product development	10.7%	12.1%	11.0%	11.9%
General and administrative	15.7%	17.4%	15.3%	19.4%
Amortization of intangible assets	13.6%	12.3%	14.2%	12.6%
Total operating expenses	101.7%	101.1%	103.7%	103.2%
Loss from operations	(1.7)%	(1.1)%	(3.7)%	(3.2)%
Other income (expense)	—	—	—	—
Interest income	—%	—%	—%	—%
Interest expense	(0.3)%	(0.2)%	(0.3)%	(0.2)%
Other income (expense), net	(0.2)%	—%	(0.1)%	(0.2)%
Total other expense	(0.5)%	(0.2)%	(0.4)%	(0.3)%
Loss before income taxes	(2.2)%	(1.3)%	(4.1)%	(3.5)%
Income tax expense	(1.0)%	(1.7)%	(1.2)%	(1.5)%
Net Loss	(3.2)%	(3.0)%	(5.3)%	(5.0)%

Revenue

Revenue by service line were as follows:

	Three months ended June 30,			Six months ended June 30,
	2010	2011	% Change	2010	2011	% Change
	(In thousands)			(In thousands)
Content & Media:
Owned and operated websites	$25,703	$39,095	52%	$46,636	$79,619	71%
Network of customer websites	10,390	10,727	3%	19,655	22,055	12%
Total Content & Media	36,093	49,822	38%	66,291	101,674	53%
Registrar	24,262	29,633	22%	47,711	57,304	20%
Total revenue	$60,355	$79,455	32%	$114,002	$158,978	39%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites increased by $13.4 million, or 52%, to $39.1 million for the three months ended June 30, 2011, as compared to $25.7 million for the same period in 2010. The increase was largely due to increased page views and RPMs. Page views on our owned and operated websites increased by 29%, from 1,994 million page views in the three months ended June 30, 2010 to 2,573 million page views in the three months ended June 30, 2011. RPMs on our owned and operated websites increased by 18%, from $12.89 in the three months ended June 30, 2010 to $15.19 in the three months ended June 30, 2011.

During the quarter ended June 30, 2011, owned and operated page views were positively impacted by a product change associated with certain page features, including the presentation of picture slide shows, which did not impact advertising impressions. Excluding the impact of such change, during the quarter ended June 30, 2011, page views would have increased approximately 21% and RPMs would have increased by 26% respectively, compared to the corresponding prior-year period. The remaining increase in underlying page views was due primarily to increased publishing of our platform content on our owned and operated websites. The underlying increase in RPMs was primarily attributable to the overall increase in page views on eHow, which has higher RPMs than the weighted average of our other owned and operated websites, as well as an increase in RPMs on the monetization of our undeveloped websites. In addition RPM growth was driven by increased display advertising revenue sold directly through our sales force during the three months ended June 30, 2011 as compared to the same period in 2010. On average, our direct display advertising sales generate higher RPMs than display advertising that we deliver from our advertising networks, such as Google.

Content & Media revenue from our owned and operated websites increased by $33.0 million, or 71%, to $79.6 million for the six months ended June 30, 2011, as compared to $46.6 million for the same period in 2010. The increase was largely due to increased page views and RPMs. Page views on our owned and operated websites increased by 31%, from 3,948 million page views in the six months ended June 30, 2010 to 5,155 million page views in the six months ended June 30, 2011. RPMs on our owned and operated websites increased by 31%, from $11.81 in the six months ended June 30, 2010 to $15.45 in the six months ended June 30, 2011.

During the six months ended June 30, 2011, owned and operated page views were positively impacted by a product change associated with certain page features, including the presentation of picture slide shows, which did not impact advertising impressions. Excluding the impact of such change, during the six months ended June 30, 2011, page views would have increased approximately 28% and RPMs would have increased by 33% respectively, compared to the corresponding prior-year period. The remaining increase in underlying page views was due primarily to increased publishing of our platform content on our owned and operated websites. The underlying increase in RPMs was primarily attributable to the overall increase in page views on eHow, which has higher RPMs than the weighted average of our other owned and operated websites, and an increase in RPMs on the monetization of our undeveloped websites. In addition RPM growth was driven by increased display advertising revenue sold directly through our sales force during the six months ended June 30, 2011 as compared to the same period in 2010. On average, our direct display advertising sales generate higher RPMs than display advertising that we deliver from our advertising networks, such as Google.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended June 30, 2011 increased by $0.3 million, or 3%, to $10.7 million, as compared to $10.4 million in the same period in 2010. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 535 million, or 17%, from 3,153 million page views in the three months ended June 30, 2010, to 3,688 million pages viewed in the three months ended June 30, 2011. The increase in page views was due primarily to growth in publishers utilizing our social media applications and the expansion of our arrangements with customers in which we deploy our content to their websites. RPMs decreased 12% from $3.30 in the three months ended June 30, 2010 to $2.91 in the three months ended June 30, 2011. The decrease in RPMs was largely due to a higher mix of page views from our social media customers, including traffic from CoveritLive which was acquired in February 2011, which typically generate lower RPMs.

Content & Media revenue from our network of customer websites for the six months ended June 30, 2011 increased by $2.4 million, or 12%, to $22.1 million, as compared to $19.7 million in the same period in 2010. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 1,655 million, or 29%, from 5,799 million page views in the six months ended June 30, 2010, to 7,454 million pages viewed in the six months ended June 30, 2011. The increase in page views was due primarily to growth in publishers utilizing our social media applications and the expansion of our arrangements with customers in which we deploy our content to their websites. RPMs decreased 13% from $3.39 in the six months ended June 30, 2010 to $2.96 in the six months ended June 30, 2011. The decrease in RPMs was largely due to a higher mix of page views from our social media customers, including traffic from CoveritLive which was acquired in February 2011, which typically generate lower RPMs, as well as overall declines in advertising yields from our advertising networks relating to our customers’ undeveloped websites.

Registrar Revenue

Registrar revenue for the three months ended June 30, 2011 increased $5.4 million, or 22%, to $29.6 million compared to $24.3 million for the same period in 2010. The increase was largely due to an increase in domains, due in large part to an increased number of new domain registrations and domain renewal registrations in 2011 compared to 2010 as well as a smaller increase in our average revenue per domain. The number of domain registrations increased 1.8 million, or 18%, to 11.9 million during the three months ended June 30, 2011 as compared to 10.1 million in the same period in 2010. Our average revenue per domain increased slightly by $0.17, or 2%, to $10.17 during the three months ended June 30, 2011 from $10.00 in the same period in 2010 due in part to an increase in value added services per domain as compared to 2010.

Registrar revenue for the six months ended June 30, 2011 increased $9.6 million, or 20%, to $57.3 million compared to $47.7 million for the same period in 2010. The increase was largely due to an increase in domains, due in large part to an increased number of new domain registrations and domain renewal registrations in 2011 compared to 2010, as well as an overall increase in our average revenue per domain. The number of domain registrations increased 1.8 million, or 18%, to 11.9 million during the six months ended June 30, 2011 as compared to 10.1 million in the same period in 2010. Our average revenue per domain increased slightly by $0.07, or 1%, to $10.03 during the six months ended June 30, 2011 from $9.96 in the same period in 2010 due in part to an increase in value added services per domain as compared to 2010.

Cost and Expenses

Operating costs and expenses were as follows:

	Three months ended June 30,			Six months ended June 30,
	2010	2011	% Change	2010	2011	% Change
	(In thousands)			(In thousands)
Service costs (exclusive of amortization of intangible assets)	$31,571	$37,869	20%	$61,735	$75,523	22%
Sales and marketing	5,645	9,286	64%	10,396	18,869	82%
Product development	6,482	9,642	49%	12,514	18,893	51%
General and administrative	9,462	13,787	46%	17,440	30,811	77%
Amortization of intangible assets	8,238	9,750	18%	16,173	19,953	23%

Service Costs

Service costs for the three months ended June 30, 2011 increased by approximately $6.3 million, or 20%, to $37.9 million compared to $31.6 million in the same period in 2010. The increase was largely due to a $3.2 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $0.9 million increase in costs related to certain initiatives associated with the expansion and enhancement of quality of the content published on our platform, a $0.7 million increase in personnel and related costs due to increased head count, and a $0.5 million increase in related information technology expense and a $0.7 million increase in depreciation expense of technology assets purchased in the prior and current periods required to manage the growth of our Internet traffic, data centers, advertising transactions, domain registrations and new products and services. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) decreased 465 basis points to 47.7% for the three months ended June 30, 2011 from 52.3% during the same period in 2010 primarily due to Content & Media revenues representing a higher percentage of total revenues during the three months ended June 30, 2011 as compared to the same period in 2010.

Service costs for the six months ended June 30, 2011 increased by approximately $13.8 million, or 22%, to $75.5 million compared to $61.7 million in the same period in 2010. The increase was largely due to a $6.1 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $1.9 million increase in costs related to certain initiatives associated with the expansion and enhancement of quality of the content published on our platform, a $1.5 million increase in other cost of service expense related to the growth in our content and media service offerings including content channels, a $0.9 million increase in related information technology expense and a $1.4 million increase in depreciation expense of technology assets purchased in the prior and current periods required to manage the growth of our Internet traffic, data centers, advertising transactions, domain registrations and new products and services, a $0.3 million increase in TAC due to an increase in undeveloped website customers and related revenue over the same period and a $1.1 million increase in personnel and related costs due to increased head count. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) decreased 665 basis points to 47.5% for the six months ended June 30, 2011 from 54.2% during the same period in 2010 primarily due to Content & Media revenues representing a higher percentage of total revenues during the six months ended June 30, 2011 as compared to the same period in 2010.

Sales and Marketing

Sales and marketing expenses increased 64%, or $3.6 million, to $9.3 million for the three months ended June 30, 2011 from $5.6 million for the same period in 2010. The increase was largely due to growth in our business including a $1.8 million increase in personnel related costs connected to growing our direct advertising sales team and an increase in sales commissions, $0.4 million related to expansion of marketing and promotional activities, $0.6 million related to increase in stock-based compensation expense due to additional equity awards granted to our employees and $0.2 million in employee severance costs attributable to corporate realignment activity. As a percentage of revenue, sales and marketing expense increased 233 basis points to 11.7% during the three months ended June 30, 2011 from 9.4% during the same period in 2010.

Sales and marketing expenses increased 82%, or $8.5 million, to $18.9 million for the six months ended June 30, 2011 from $10.4 million for the same period in 2010. The increase was largely due to growth in our business including a $4.1 million increase in personnel related costs connected to growing our direct advertising sales team and an increase in sales commissions, $1.8 million related to expansion of marketing and promotional activities, $1.1 million related to increase in stock-based compensation expense due to additional equity awards granted to our employees and $0.2 million in employee severance costs attributable to corporate realignment activity. As a percentage of revenue, sales and marketing expense increased 275 basis points to 11.9% during the six months ended June 30, 2011 from 9.1% during the same period in 2010.

Product Development

Product development expenses increased by $3.2 million, or 49%, to $9.6 million during the three months ended June 30, 2011 compared to $6.5 million in the same period in 2010. The increase was largely due to approximately $1.8 million increase in personnel and related costs, net of internal costs capitalized as internal software development, to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. The remaining increase was largely attributable to increased stock-based compensation expense of $0.7 million due to additional equity awards granted to our employees and a $0.1 million increase in depreciation expense. As a percentage of revenue, product development expenses increased 140 basis points to 12.1% during the three months ended June 30, 2011 compared to 10.7% during the same period in 2010.

Product development expenses increased by $6.4 million, or 51%, to $18.9 million during the six months ended June 30, 2011 compared to $12.5 million in the same period in 2010. The increase was largely due to approximately $4.0 million increase in personnel and related costs, net of internal costs capitalized as internal software development, to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. The remaining increase was largely attributable to increased stock-based compensation expense of $1.5 million due to additional equity awards granted to our employees, which included a one-time charge of $0.5 million related to certain stock options vesting on certain conditions related to our IPO during the six months ended June 30, 2011, and a $0.1 million increase in depreciation expense. As a percentage of revenue, product development expenses increased 91 basis points to 11.9% during the six months ended June 30, 2011 compared to 11.0% during the same period in 2010

General and Administrative

General and administrative expenses increased by $4.3 million, or 46%, to $13.8 million during the three months ended June 30, 2011 compared to $9.5 million in the same period in 2010. The increase was primarily due to a $0.9 million increase in personnel related costs to support the growth of our business, a $0.4 million increase in professional fees primarily related to our public company compliance initiatives and business acquisitions, a $1.4 million increase in stock-based compensation expense, a $0.7 million increase in facilities and rent related expense for additional office space and an increase in depreciation expense of $0.4 million to support our growth. As a percentage of revenue, general and administrative costs increased 167 basis points to 17.4% during the three months ended June 30, 2011 compared to 15.7% during the same period in 2010.

General and administrative expenses increased by $13.4 million, or 77%, to $30.8 million during the six months ended June 30, 2011 compared to $17.4 million in the same period in 2010. The increase was primarily due to a $2.6 million increase in personnel related costs to support the growth of our business, a $1.3 million increase in professional fees primarily related to our public company compliance initiatives and business acquisitions, a $6.9 million increase in stock-based compensation expense which included a one-time charge of $4.6 million related to certain stock awards vesting on certain conditions related to our IPO during the six months ended June 30, 2011, and a $0.9 million increase in facilities and rent expense for additional office space and an $0.5 million increase in depreciation expense to support our growth. As a percentage of revenue, general and administrative costs increased 408 basis points to 19.4% during the six months ended June 30, 2011 compared to 15.3% during the same period in 2010.

Amortization of Intangibles

Amortization expense for the three months ended June 30, 2011 increased by $1.5 million, or 18%, to $9.8 million compared to $8.2 million in the same period in 2010. The increase was primarily due to a $2.6 million increase in amortization of media content due to our increased investment in our content library in the last twelve months compared to the preceding twelve months. Offsetting this was a decrease of $1.3 million in the amortization of certain intangible assets from acquisitions in prior years that are now fully amortized.  As a percentage of revenue, amortization of intangible assets decreased 138 basis points to 12.3% during the three months ended June 30, 2011 compared to 13.6% during the same period in 2010 as the result of the increase in revenue and the factors listed above.

Amortization expense for the six months ended June 30, 2011 increased by $3.8 million, or 23%, to $20.0 million compared to $16.2 million in the same period in 2010. The increase was primarily due to a $5.7 million increase in amortization of media content due to our increased investment in our content library in the last twelve months compared to the preceding twelve months. Offsetting this was a decrease of $2.0 million in the amortization of certain intangible assets from acquisitions in prior years that are now fully amortized.  As a percentage of revenue, amortization of intangible assets decreased 164 basis points to 12.6% during the six months ended June 30, 2011 compared to 14.2% during the same period in 2010 as the result of the increase in revenue and the factors listed above.

Interest Income

Interest income for the three and six months ended June 30, 2011 increased by less than $0.1 million compared to the same periods in 2010.

Interest Expense

Interest expense for the three and six months ended June 30, 2011 decreased by less than $0.1 million compared to the same periods in 2010.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2011 changed by $0.1 million to $0.0 million of expense compared to $(0.1) million in the same period in 2010. The decrease in other income (expense) net during the three months ended June 30, 2011 was primarily a result of the change in the value of our preferred stock warrants which were recorded at fair value with changes in value recorded in earnings through the closing date of our IPO. These warrants were converted into common stock on the closing date of our IPO.

Other income (expense), net for the six months ended June 30, 2011 increased by $0.1 million to $(0.3) million of expense compared to $(0.1) million in the same period in 2010. The increase in other income (expense) net during the six months ended June 30, 2011 was primarily a result of the change in the value of our preferred stock warrants which were recorded at fair value with changes in value recorded in earnings through the closing date of our IPO.

Income Tax (Benefit) Provision

During the three months ended June 30, 2011, we recorded an income tax provision of $1.3 million compared to $0.6 million during the same period in 2010, representing a $0.7 million or 118% increase. The increase was largely due to an increase in state and foreign taxes during the period.

During the six months ended June 30, 2011, we recorded an income tax provision of $2.3 million compared to $1.3 million during the same period in 2010, representing a $1.0 million or 77% increase. The increase was largely due to an increase in state and foreign taxes during the period.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted operating income before depreciation and amortization expense, or Adjusted OIBDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted OIBDA financial measure differs from GAAP in that it excludes certain expenses such as depreciation, amortization, stock-based compensation, as well as the financial impact of acquisition and realignment costs, and any gains or losses on certain asset sales or dispositions. Acquisition and realignment costs include such items, when applicable, as (1) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (2) legal, accounting and other professional fees directly attributable to acquisition activity, and (3) employee severance payments attributable to acquisition or corporate realignment activities. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP as it reflects our consolidated revenues net of our traffic acquisition costs. Adjusted OIBDA, or its equivalent, and Revenue ex-TAC are frequently used by securities analysts, investors and others as a common financial measure of our operating performance.
These non-GAAP financial measures are the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period to period comparisons, to prepare and approve our annual budget and to develop short and long term operational plans. Additionally, Adjusted OIBDA is the primary measure used by the compensation committee of our board of directors to establish the target for and ultimately fund our annual employee bonus pool for virtually all bonus eligible employees. We also frequently use Adjusted OIBDA in our discussions with investors, commercial bankers and other users of our financial statements.

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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted OIBDA for each of the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$36,093	$49,822	$66,291	$101,674
Registrar revenue	24,262	29,633	47,711	57,304
Less: traffic acquisition costs (TAC)(1)	(3,063)	(2,813)	(5,757)	(6,003)
Total revenue ex-TAC	$57,292	$76,642	$108,245	$152,975

Loss from operations	$(1,043)	$(879)	$(4,256)	$(5,071)
Add (deduct):
Depreciation	4,358	5,580	8,488	10,589
Amortization(2)	8,238	9,750	16,173	19,953
Stock-based compensation(3)	2,529	5,420	4,771	14,347
Acquisition and realignment costs(4)	209	638	425	771
Adjusted OIBDA	$14,291	$20,509	$25,601	$40,589

___________________________________

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

(2)	Represents the amortization expense of our finite lived intangible assets, including that related to our investment in media content assets, included in our GAAP results of operations.

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

(4)
Acquisition and realignment costs include non-cash purchase accounting adjustments, acquisition-related legal and accounting professional fees and employee severance payments from corporate realignment activities.

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

Liquidity and Capital Resources

As of June 30, 2011, our principal sources of liquidity were our cash and cash equivalents in the amount of $103.6 million, which primarily are invested in money market funds, and our $100 million revolving credit facility with a syndicate of commercial banks. This facility was replaced with a new credit agreement in August 2011 as detailed below. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

Historically, we have principally financed our operations from the issuance of convertible preferred stock, net cash provided by our operating activities and borrowings under our $100 million revolving credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings and the net sales and purchases of our marketable securities. Since our inception through June 30, 2011 we also used significant cash to make strategic acquisitions to further grow our business, including our acquisition of CoveritLive in February 2011. Subsequent to June 30, 2011 we completed three acquisitions as detailed in Note 15 - Subsequent Events to our condensed consolidated financial statements. We may make further acquisitions in the future.

On May 25, 2007, we entered into a five-year $100 million revolving credit facility with a syndicate of commercial banks. The agreement contains customary events of default and affirmative and negative covenants, including financial maintenance covenants such as a minimum fixed charge ratio and a maximum net senior funded leverage ratio. As of June 30, 2011, no principal balance was outstanding under the revolving credit facility, and approximately $93 million was available for borrowing and we were in compliance with all covenants.

On August 4, 2011, the Company replaced its existing revolving credit facility by entering into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $105 million, five year revolving loan facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate.  The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as maximum total net leverage and a minimum fixed charge ratio.
In the future, we may utilize commercial financings, lines of credit and term loans with our syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our content, platform and technologies.

We expect that the proceeds of our initial public offering, our new $105 million revolving credit facility and our cash flows from operating activities together with our cash on hand, will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in content and make potential acquisitions.

The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Six months ended June 30,
	2010	2011
	(In thousands)
Net cash provided by operating activities	$24,422	$36,068
Net cash used in investing activities	(28,343)	(44,731)
Net cash provided by (used in) financing activities	(10,067)	79,935

Cash Flow from Operating Activities

Six months ended June 30, 2011

Net cash inflows from our operating activities of $36.1 million primarily resulted from improved operating performance. Our net loss during the period was $(8.0) million, which included non-cash charges of $46.9 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including accounts receivable, deferred registration costs and accrued expenses of $9.4 million, offset by net cash inflows from deferred revenue of $5.5 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees resulting from growth in our business. The increase in our accounts receivable reflects growth in advertising revenue from our platform including a higher mix of balances from brand advertising sales.

Six months ended June 30, 2010

Net cash inflows from our operating activities of $24.4 million primarily resulted from improved operating performance. Our net loss during the period was $(6.0) million, which included non-cash charges of $30.5 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including deferred revenue and accounts payable of $8.5 million, offset by net cash outflows from accounts receivable, deferred registry fees and accrued expenses of $8.9 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees. The increase in our accounts receivable reflects growth in advertising revenue from our platform including higher balances from brand advertising sales.

Cash Flow from Investing Activities

Six months ended June 30, 2010 and 2011

Net cash used in investing activities was $44.7 million and $28.3 million during the six months ended June 30, 2011 and 2010, respectively. Cash used in investing activities during the six months ended June 30, 2011 and 2010 included investments in our intangible assets of $30.1 million and $21.1 million, respectively, investments in our property and equipment of $10.8 million and $9.5 million respectively, which include internally developed software and the acquisition of CoveritLive in February 2011.

Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was largely to support the growth of our business and infrastructure during these periods.  In February 2011, we completed the acquisition of CoveritLive.

Cash Flow from Financing Activities

Six months ended June 30, 2010 and 2011

Net cash provided by (used in) financing activities was $79.9 million and $(10.1) million during the six months ended June 30, 2011 and 2010, respectively.  Cash provided from financing activities in the six months ended June 30, 2011 included $78.6 million in net proceeds from our IPO net of issuance costs of $3.2 million paid in that period.  Upon the completion of our initial public offering in January 2011, all shares of our convertible preferred stock outstanding converted into 61.7 million shares of our common stock. During the quarter ended March 31, 2010, we paid down $10.0 million outstanding under our revolving credit facility.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options. To date, proceeds from employee stock option exercises have not been significant.

Off Balance Sheet Arrangements

As of June 30, 2011, we did not have any off balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2010 and 2011, we used $9.5 million and $10.8 million in cash to fund capital expenditures to create internally developed software and purchase equipment. We currently anticipate making further capital expenditures of between $18.0 million and $25.0 million during the remainder of the year ending December 31, 2011.

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

Concentrations of Credit Risk

As of June 30, 2011, our cash, cash equivalents and short-term investments were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2010 and June 30, 2011, components of our consolidated accounts receivable balance comprising more than 10%:

	December 31, 2010	June 30, 2011
Google, Inc.	33%	27%

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

PART II

OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

On August 10, 2010, the Company, Clearspring Technologies, Inc., or Clearspring, and six other defendants were named in a putative class-action lawsuit filed in the U.S. District Court, Central District of California. The lawsuit alleged a variety of causes of action, including violations of privacy and consumer rights. The parties to the litigation entered into an agreement to settle this matter with no monetary liability on the part of the Company. This settlement was submitted to the court for approval in December 2010 and court approval was granted in June 2011.

The Company has been named as a defendant in a lawsuit filed by a former employee in the Los Angeles Superior Court for the State of California. The lawsuit alleges breach of contract, fraud and negligent misrepresentation. The plaintiff claims that Demand Media failed to satisfy its obligations under the asset purchase agreement whereby Demand Media acquired a small media website. Plaintiff seeks actual and punitive damages, and to recover his attorney's fees and costs in the litigation. Plaintiff alleges that his aggregate claims exceed the sum of $5,000. At June 30, 2011, the Company had accrued $180 representing the amount it offered in partial settlement of these claims. In July 2011, the Company's settlement offer was rejected by the plaintiff. The Company intends to vigorously defend its position and it is not possible to reasonably estimate the extent of any possible loss beyond the amount accrued.

In April 2011, the Company and eleven other defendants were named in a patent infringement lawsuit filed in the U.S. District Court, Eastern District of Texas.  The plaintiff filed and served a complaint making several claims related to a method for displaying advertising on the Internet.  In May 2011, the Company filed its response to the complaint, denying all liability, and is in the process of discussing a resolution with the plaintiff.  The Company intends to vigorously defend its position.

In addition, Demand Media from time to time is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which Demand Media is a party that, in our opinion, is likely to have a material adverse effect on Demand Media’s future financial results.

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the six months ended 2010 and 2011, we derived approximately 27% and 35%, respectively, of our total revenue from our various advertising arrangements with Google. We use Google for cost-per-click advertising, cost-per-impression advertising, and search results on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. Our Google advertising agreement for our developed websites, such as eHow, expires in the third quarter of 2014. Our Google advertising agreement for our undeveloped websites expires in the second quarter of 2012. In addition, we also engage Google’s DoubleClick ad-serving platform to deliver advertisements to our developed websites, which arrangement expires in the third quarter of 2014, and have another revenue-sharing agreement with respect to revenue generated by our content posted on Google’s YouTube.com, which expires in the fourth quarter of 2011. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term on terms and conditions less favorable to us would have a material adverse effect on our business, financial condition and results of operations.

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For the six months ended June 30, 2011, approximately 43% of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), according to our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers’ websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers’ websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

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

From February 2011 through June 2011, Google deployed at least three significant changes to its global English language search engine algorithms. The Company has experienced a substantial reduction in the total number of search referrals to its owned and operated websites primarily as a result of these Google algorithm changes.

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

We face intense competition from a wide range of competitors, including online marketing and media companies, integrated social media platforms and other specialist and enthusiast websites. Our current principal competitors include:

•
Online Marketing and Media Companies.  We compete with other Internet marketing and media companies, such as AOL, About.com and various startup companies as well as leading online media companies such as Yahoo!, for online marketing budgets. Most of these competitors compete with us across several areas of consumer interest, such as do-it-yourself, health, home and garden, beauty and fashion, golf, outdoors and humor.

•
Integrated Social Media Applications.  We compete with various software technology competitors, such as Jive Software and Lithium, in the integrated social media space where we offer our social media applications.

•
Specialized and Enthusiast Websites.  We compete with companies that provide specialized consumer information websites, particularly in the do-it-yourself, health, home and garden, beauty and fashion, golf, outdoors and humor categories, as well as enthusiast websites in specific categories, including message boards, blogs and other enthusiast websites maintained by individuals and other Internet companies.

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

In addition to Google, many of our current and other potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, substantially greater financial, technical and other resources and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products to compete with our current offerings and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For example, both AOL and Yahoo! may have access to proprietary search data which could be utilized to assist them in their content creation processes. In addition, many of our current and potential competitors have established marketing relationships with and access to larger customer bases. As the markets for online and social media expand, we expect new competitors, business models and solutions to emerge, some of which may be superior to ours. Even if our platform is more effective than the products and services offered by our competitors, potential customers might adopt competitive products and services in lieu of using our services. For all of these reasons, we may not be able to compete successfully against our current and potential competitors.

Our Content & Media service offering primarily generates its revenue from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated 45% and 53% of our revenue for the six months ended June 30, 2010 and 2011, respectively, from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that maximizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

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

For the six months ended June 30, 2010 and 2011, Demand Media generated approximately 21% and 34%, respectively, of our revenue from eHow. No other individual site was responsible for more than 10% of our revenue in these periods. In addition, most of the content that we published during these periods was published to eHow.

eHow depends on various Internet search engines to direct traffic to the site. For the six months ended June 30, 2011, approximately 62% of eHow’s page view traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those recently implemented by Google, which changes had a negative effect on search referral traffic to eHow and a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; or reduced reliance by Internet users on search engines to locate relevant content. Furthermore, as the amount of content housed on eHow grows, its increased size may slow future growth. For example, we have found that users’ ability to find content on eHow through popular search engines is impaired if the increased volume of content on the site is not matched by an improved site architecture. Additionally, we have already produced a significant amount of content that is housed on eHow and it may become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and operations.

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

For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even though baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. While disruptive businesses are often criticized early on in their life cycles, we believe we are more frequently targeted than most because of the nature of the business we are disrupting—namely the traditional print and publication media as well as popular Internet publishing methods such as blogging. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and freelance creative professionals who create a majority of our content, which would materially adversely affect our results of operations, financial condition and business. Furthermore, certain of our owned and operated websites, such as LIVESTRONG.com, typeF.com and eHow are associated with high-profile experts to enhance the websites’ brand recognition and credibility. In addition, any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have an adverse effect on our business.

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

One potential area of growth for us is in the international markets. We have launched a site in the United Kingdom, recently launched a beta version of eHow Español - a Spanish language site which will target both the United States Hispanic market as well as the larger Spanish-speaking market worldwide and are exploring launches in certain other countries. We have also been investing in translation capabilities for our technologies. We recently acquired a Spanish language content creation business platform located in Argentina, and operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally may have a negative effect on our business, revenue, financial condition and results of operations.

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

Our success depends in large part on our customers’ renewals of their domain name registrations. Registrar revenue, which is closely tied to domain name registrations represented approximately 42% and 36% of total revenue in the six months ended June 30, 2010 and 2011, respectively. Our customer renewal rate for expiring domain name registrations was approximately 74% and 73% in the six months ended June 30, 2010 and 2011, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

Our role as a registrar of domain names and a provider of website hosting services may subject us to potential liability for illegal activities by our customers on their websites. For example, we were named as a party to a lawsuit that has subsequently been dismissed in which a group registered a domain name through our registrar and proceeded to fill the site with content that was allegedly defamatory to another business whose name is similar to the domain name. In another example, in the past we were criticized for not being more proactive in policing online pharmacies acting in violation of U.S. laws. We provide an automated service that enables users to register domain names and populate websites with content. We do not monitor or review, nor does our accreditation agreement with ICANN require that we monitor or review, the appropriateness of the domain names we register for our customers or the content of our network of customer websites, and we have no control over the activities in which our customers engage. While we have policies in place to terminate domain names or to take other appropriate action if presented with a court order, governmental injunction or evidence of illegal conduct from law enforcement or a trusted industry partner, we have in the past been publicly criticized for not being more proactive in this area by consumer watchdogs and we may encounter similar criticism in the future. This criticism could harm our reputation. Conversely, were we to terminate a domain name registration in the absence of legal compulsion or clear evidence of illegal conduct from a legitimate source, we could be criticized for prematurely and improperly terminating a domain name registered by a customer. In addition, despite the policies we have in place to terminate domain name registrations or to take other appropriate actions, customers could nonetheless engage in prohibited activities.

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

Each registry typically imposes a fee in association with the registration of each domain name. For example, the VeriSign registry presently charges a $7.34 fee for each .com registration and has recently announced a 7% fee increase to $7.85 effective January 12, 2012. ICANN charges a $0.18 fee for each domain name registered in the generic top level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign will continue as the exclusive registry for the .com gTLD through at least November 30, 2012. The recently announced 7% fee increase is the final fee increase authorized under the current registry agreement for the .com TLD. The increase in these fees either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

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

We were founded in 2006 and have a limited operating history. We have had a net loss in every year since inception. As of June 30, 2011, we had an accumulated deficit of approximately $60.2 million and we may incur net operating losses in the future. Moreover, we anticipate that our cash flows from operating activities in the near term will not be sufficient to fund our investments in the production of content and the purchase of property and equipment, domain names and other intangible assets and may never be. Our business strategy contemplates making substantial investments in our content creation, distribution processes and the development and launch of new products and services, each of which will require significant expenditures. In addition, as a public company, we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

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

•
our ability to expand our existing distribution network to include emerging and alternative channels, including complementary social media platforms such as Facebook, Google+ and Twitter, custom applications for mobile platforms such as the iPhone, Blackberry and Android operating systems, and new types of devices used to access the Internet such as the iPad;

•	our ability to identify acquisition targets and successfully integrate acquired businesses into our operations;

•	our ability to attract and retain sufficient freelance creative professionals to generate content on a scale sufficient to grow our business;

•	our ability to effectively manage rapid growth in the number of our freelance creative professionals, direct advertising sales force, in-house personnel and operations;

•	a reduction in the number of domain names under management or in the rate at which this number grows, due to slow growth or contraction in our markets, lower renewal rates or other factors;

•	reductions in the percentage of our domain name registration customers who purchase additional services from us;

•	timing of and revenue recognition for large sales transactions such as significant new contracts for branded advertising;

•	the mix of services sold in a particular period between our Registrar and our Content & Media service offerings;

•
changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or the Internet Corporation for Assigned Names and Numbers, or ICANN, or other competitive pressures on our prices;

•	our ability to identify and successfully launch new products and services;

•	the timing and success of new services and technology enhancements introduced by our competitors, which could impact both new customer growth and renewal rates;

•	the entry of new competitors in our markets;

•	our ability to keep our platform, domain name registration services and our owned and operated websites operational at a reasonable cost and without service interruptions;

•	increased product development expenses relating to the development of new services;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure;

•	changes in generally accepted accounting principles;

•	our focus on long-term goals over short-term results;

•	federal, state or foreign regulation affecting our business; and

•	weakness or uncertainty in general economic or industry conditions.

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
We have made numerous acquisitions in the past, including three since July 1, 2011, and our future growth may depend, in part, on acquisitions of complementary websites, businesses, solutions or technologies rather than internal development. We may continue to make acquisitions in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

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

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we have suffered a number of server outages at our data center facilities, which resulted from certain failures that triggered data center wide outages and disrupted critical technology and infrastructure service capabilities. These events impacted service to some of our significant media properties, including eHow, as well our proprietary online content production studio, and eNom customers. As a result of these data center outages, we have recently developed initiatives to create automatic backup capacity at an alternate facility for our top revenue generating services to address similar scenarios in the future.  However, there can be no assurance that our efforts to develop sufficient backup and redundant services will be successful or that we can prevent similar outages in the future. Delays or interruptions in our service may cause our consumers, advertisers, customers and freelance creative professionals to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

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
Furthermore, third‑party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third‑party providers for components of our technology platform, such as hardware and software providers. A failure or limitation of service or available capacity by any of these third‑party providers could adversely affect our business, revenue, financial condition and results of operations.

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

In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Recent developments related to “instant personalization” and similar technologies potentially allow us and other publishers access to even broader and more detailed information about users. These developments have led to greater scrutiny of industry data collection practices by regulators and privacy advocates. New laws may be enacted, new industry self-regulation may be promulgated, or existing laws may be amended or re-interpreted, in a manner which limits our ability to analyze user data. If our access to user data is limited through legislation or any industry development, we may be unable to provide effective technologies and services to customers and we may lose customers and revenue.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.
We believe that our future success is highly dependent on the contributions of our executive officers, in particular the contributions of our Chairman and Chief Executive Officer, Richard M. Rosenblatt, as well as our ability to attract and retain highly skilled managerial, sales, technical, engineering and finance personnel. We do not maintain “key person” life insurance policies for our Chief Executive Officer or any of our executive officers. Qualified individuals, including engineers, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we are unable to attract and retain our executive officers and key employees, our business, operating results and financial condition will be harmed.
Volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees. Our executive officers have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above or significantly below the market price of our common stock.
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

                Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them typically originate in California, Texas, Illinois, Virginia and the Netherlands, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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
      privacy;
      freedom of expression;
      information security;
      pricing, fees and taxes;
      content and the distribution of content, including liability for user reliance on such content;
      intellectual property rights, including secondary liability for infringement by others;
      taxation;
      domain name registration; and

      online advertising and marketing, including email marketing and unsolicited commercial email.
Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the Internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting and trademark infringement. In the future, claims may also be alleged against us based on tort claims and other theories based on our content, products and services or content generated by our users.
We receive, process and store large amounts of personal data of users on our owned and operated websites and from our freelance content creators. Our privacy and data security policies govern the collection, use, sharing, disclosure and protection of this data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. Our failure or the failure of various third‑party vendors and service providers to comply with applicable privacy policies or applicable laws and regulations or any compromise of security that results in the unauthorized release of personal information or other user data could adversely affect our business, revenue, financial condition and results of operations.
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

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $8.36 to $24.57 through August 9, 2011. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of August 9, 2011, we had 83,929,815 shares of common stock outstanding. Of these shares, a substantial majority were previously restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the pricing of our initial public offering, which expired on July 24, 2011.

Certain stockholders owning a majority of our outstanding shares are party to a stockholders agreement which entitles them to certain registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, certain shareholders, including investors in our preferred stock that converted into common stock as well as current and former employees are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such stock with the United States Securities and Exchange Commission.

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

We also have previously and may in the future issue shares of our common stock from time to time as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, we may also grant registration rights covering those shares in connection with any such acquisitions and investments.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal year ending on December 31, 2011. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the process of evaluating and testing our compliance with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock. Failure to comply with the new rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

•
the requirement for the affirmative vote of holders of at least 662/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror from amending our certificate of incorporation or bylaws to facilitate a hostile acquisition;

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

None.

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
10.1
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time

10.2	Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement
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

DEMAND MEDIA, INC.

By:	/s/ Richard M. Rosenblatt
Name:	Richard M. Rosenblatt
Title:	Chairman and Chief Executive Officer

By:	/s/ Charles S. Hilliard
Name:	Charles S. Hilliard
Title:	President and Chief Financial Officer

Date:  August 12, 2011

Exhibit Index

Exhibit No	Description of Exhibit
10.1
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time

10.2	Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement
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