Form 10-Q/A
period 2011-06-30
DEMAND MEDIA INC.
filed 2011-08-15
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to Demand Media, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011 (the "Form 10-Q"), is solely to amend the Exhibit Index list to reference Exhibit 101 to the to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q previously filed. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406 of Regulation S-T, the interactive date files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No	Description of Exhibit
10.1
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time.*

10.2	Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*
31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*    Previously filed as an Exhibit to the original Form 10-Q for the period ending June 30, 2011, as filed with the Securities and Exchange Commission on August 12, 2011.

**    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

Exhibit Index

Exhibit No	Description of Exhibit
10.1
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time.*

10.2	Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*
31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Previously filed as an Exhibit to the original Form 10-Q for the period ending June 30, 2011, as filed with the Securities and Exchange Commission on August 12, 2011.

DEMAND MEDIA, INC.

By:	/s/ Richard M. Rosenblatt
Name:	Richard M. Rosenblatt
Title:	Chairman and Chief Executive Officer

By:	/s/ Charles S. Hilliard
Name:	Charles S. Hilliard
Title:	President and Chief Financial Officer

Date:  August 15, 2011

5