Form 10-Q
period 2011-09-30
DEMAND MEDIA INC.
filed 2011-11-14
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒
 As of November 11, 2011, there were 83,842,781 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.     FINANCIAL INFORMATION

Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	December 31, 2010	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$32,338	$79,154
Accounts receivable, net	26,843	32,972
Prepaid expenses and other current assets	7,360	9,548
Deferred registration costs	44,213	48,816
Total current assets	110,754	170,490
Deferred registration costs, less current portion	8,037	9,127
Deferred tax assets	845	782
Property and equipment, net	34,975	34,044
Intangible assets, net	102,114	122,920
Goodwill	224,920	256,151
Other assets	6,822	2,707
Total assets	$488,467	$596,221
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,330	$8,375
Accrued expenses and other current liabilities	29,570	35,224
Deferred tax liabilities	15,248	17,882
Deferred revenue	61,832	67,723
Total current liabilities	114,980	129,204
Deferred revenue, less current portion	14,106	14,431
Other liabilities	1,043	1,774
Total liabilities	130,129	145,409
Commitments and contingencies (Note 7)
Convertible preferred stock
Convertible Series A Preferred Stock, $0.0001 par value.	122,168	—
Convertible Series B Preferred Stock, $0.0001 par value.	17,000	—
Convertible Series C Preferred Stock, $0.0001 par value.	100,098	—
Convertible Series D Preferred Stock, $0.0001 par value.	134,488	—
Total convertible preferred stock	373,754	—
Stockholders’ equity (deficit)
Common Stock, $0.0001 par value. Authorized 500,000 shares; 15,372 and 85,166 shares issued; 15,372 and 84,710 shares outstanding at December 31, 2010 and September 30, 2011, respectively	2	9
Additional paid-in capital	36,721	518,690
Accumulated other comprehensive income	108	77
Treasury stock at cost, 456 shares at September 30, 2011	—	(3,619)
Accumulated deficit	(52,247)	(64,345)
Total stockholders’ equity (deficit)	(15,416)	450,812
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$488,467	$596,221
The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Revenue	$65,355	$81,473	$179,357	$240,451
Operating expenses
Service costs (exclusive of amortization of intangible assets shown separately below)	33,474	40,109	95,209	115,632
Sales and marketing	6,409	9,200	16,805	28,069
Product development	6,622	9,791	19,136	28,684
General and administrative	9,595	14,837	27,035	45,648
Amortization of intangible assets	8,309	10,828	24,482	30,781
Total operating expenses	64,409	84,765	182,667	248,814
Income (loss) from operations	946	(3,292)	(3,310)	(8,363)
Other income (expense)
Interest income	8	5	19	52
Interest expense	(168)	(385)	(517)	(710)
Other income (expense), net	(36)	(79)	(164)	(338)
Total other expense	(196)	(459)	(662)	(996)
Income (loss) before income taxes	750	(3,751)	(3,972)	(9,359)
Income tax expense	(1,055)	(394)	(2,382)	(2,739)
Net loss	(305)	(4,145)	(6,354)	(12,098)
Cumulative preferred stock dividends	(8,443)	—	(24,649)	(2,477)
Net loss attributable to common stockholders	$(8,748)	$(4,145)	$(31,003)	$(14,575)

Basic and diluted net loss per share	$(0.64)	$(0.05)	$(2.32)	$(0.19)
Weighted average number of shares	13,698	83,934	13,350	77,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Common stock		Additional paid-in capital amount	Treasury Stock	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Equity (deficit)
	Shares	Amount
Balance at December 31, 2010	15,372	$2	$36,721	$—	$108	$(52,247)	$(15,416)
Exercise of stock options, net	2,026	—	4,357	—	—	—	4,357
Stock option windfall tax benefits	—	—	120	—	—	—	120
Conversion of preferred stock and warrants to common stock	62,149	6	374,544	—	—	—	374,550
Issuance of common stock on IPO, net of issuance costs	5,175	1	76,902	—	—	—	76,903
Issuance of common stock for acquisitions	444		4,322				4,322
Repurchases of common stock to be held in treasury	(456)	—	—	(3,619)	—	—	(3,619)
Stock-based compensation expense	—	—	21,724	—	—	—	21,724
Foreign currency translation adjustment	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(12,098)	(12,098)
Comprehensive loss							(12,129)
Balance at September 30, 2011	84,710	$9	$518,690	$(3,619)	$77	$(64,345)	$450,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
 (unaudited)

	Nine months ended September 30,
	2010	2011
Cash flows from operating activities
Net loss	$(6,354)	$(12,098)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	37,445	46,673
Deferred income taxes	1,971	2,039
Stock-based compensation	6,859	21,989
Windfall tax benefit from exercises of stock options	—	(120)
Other	288	444
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(5,845)	(4,910)
Prepaid expenses and other current assets	(51)	(360)
Deferred registration costs	(7,554)	(5,635)
Deposits with registries	(250)	(689)
Other assets	321	450
Accounts payable	(692)	(472)
Accrued expenses and other liabilities	4,110	4,597
Deferred revenue	10,444	6,217
Net cash provided by operating activities	40,692	58,125
Cash flows from investing activities
Purchases of property and equipment	(16,540)	(14,024)
Purchases of intangible assets	(34,401)	(43,989)
Purchases of marketable securities	(975)	—
Proceeds from maturities and sales of marketable securities	3,275	—
Cash paid for acquisitions, net of cash acquired	—	(30,972)
Net cash used in investing activities	(48,641)	(88,985)
Cash flows from financing activities
Payments on line of credit	(10,000)	—
Principal payments on capital lease obligations	(415)	(391)
Proceeds from issuances of common stock (net of issuance costs of $3,192)	—	78,625
Proceeds from exercises of stock options	1,028	4,357
Windfall tax benefit from exercises of stock options	—	120
Repurchases of common stock	—	(3,728)
Issuance costs related to debt and equity financings	(980)	(915)
Payments of withholding tax on net exercise of stock-based awards	—	(361)
Net cash provided by (used in) financing activities	(10,367)	77,707
Effect of foreign currency on cash and cash equivalents	(62)	(31)
Change in cash and cash equivalents	(18,378)	46,816
Cash and cash equivalents, beginning of period	47,608	32,338
Cash and cash equivalents, end of period	$29,230	$79,154

Supplemental disclosure of cash flows
Cash paid for interest	$285	$304
Cash paid for income taxes	175	985
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

Content & Media

The Company’s Content & Media service offering is engaged in creating long-lived media content, primarily consisting of text articles and videos, and delivering it along with social media and monetization tools to the Company’s owned and operated websites and network of customer websites. Content & Media services are delivered through the Company’s Content & Media platform, which includes its content creation studio, social media applications and a system of monetization tools designed to match content with advertisements in a manner that is optimized for revenue yield and end-user experience.

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

Credit Facility

On August 4, 2011, the Company replaced its previous credit facility by entering into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $105 million, five year revolving loan facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate.  The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio.

2.	Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Preparation

The accompanying interim consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2011, the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2011, and the consolidated statement of stockholders’ equity (deficit) for the nine month period ended September 30, 2011 are unaudited.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s statement of financial position as of September 30, 2011 and its results of operations for the three and nine month periods ended September 30, 2010 and 2011 and its cash flows for the nine month periods ended September 30, 2010 and 2011. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the quarters ended September 30, 2010 and 2011, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

The Company’s wholly owned subsidiary, eNom, is an Internet Corporation for Assigned Names and Numbers (“ICANN”) accredited registrar. Thus, the Company is the primary obligor with its reseller and retail registrant customers and is responsible for the fulfillment of its registrar services. As a result, the Company reports revenue derived from the fees it receives from resellers and retail registrant customers for registrations on a gross basis in the accompanying consolidated statements of operations. A minority of the Company’s resellers have contracted with the Company to provide billing and credit card processing services to the resellers’ retail customer base in addition to domain name registration services. Under these circumstances, the cash collected from these resellers’ retail customer base is in excess of the fixed amount per transaction that the Company charges for domain name registration services. As such, these amounts, which are collected for the benefit of the reseller, are not recognized as revenue and are recorded as a liability until remitted to the reseller on a periodic basis. Revenue from these resellers is reported on a net basis because the reseller determines the price to charge retail customers and maintains the primary customer relationship.

Value Added Services.  Revenue from online value added services, which includes, but is not limited to, web hosting services, email services, domain name identification protection, charges associated with alternative payment methods, and security certificates, is recognized on a straight-line basis over the period in which services are provided. Payments received in advance of services being provided are included in deferred revenue.

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

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through September 30, 2011, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Throughout 2011, Google has deployed a series of changes to its global English language search engine algorithms, some of which have led the Company to experience a substantial reduction in the total number of Google search referrals to its owned and operated websites. While some of the changes positively impacted traffic to the Company's Content & Media websites, the overall impact was negative primarily due to a decline in traffic to eHow.com.  The series of changes in Google's search engine algorithms has not had a material adverse impact on the carrying value or intended use of the Company's long lived assets, including its media content, at September 30, 2011.

As part of its on-going efforts to improve customer experience on its owned and operated websites and to diversify and expand its content offerings, the Company is currently evaluating potential changes to its content creation and distribution platform, including production of new content formats to meet changing consumer demand. It is also evaluating other changes to its platform such as repurposing some of its existing media content to alternate distribution channels, selling such content, or removing such content. The Company intends to implement such changes, if any, only to the extent that it believes that their collective impact will improve customer experience on its owned and operated websites and/or increase the future overall revenue generated from its existing portfolio of media content. If these discretionary changes are implemented, it is possible that they could adversely impact the book value of some individual units of media content, the effect of which could result in incremental amortization expense in the fourth quarter of 2011 or in future periods.

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

Stock Repurchases

Under a stock repurchase plan, shares repurchased by the Company in the open market are accounted for when the transaction is settled. Repurchased shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock at par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares.

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

RSPRs and RSUs and other restricted awards are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. RSPRs and RSUs are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested RSPRs are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities.  The Company’s investments in marketable securities are recorded at fair value.  Prior to the net exercise of the Series C preferred stock warrants concurrent with the Company’s initial public offering, the Series C preferred stock warrants were recorded at fair value with changes in fair value recorded in other income (expense), net. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2010 and nine month period ended September 30, 2011, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$—	$18,702	$—	$18,702
Total assets at fair value	$—	$18,702	$—	$18,702
Liabilities
Series C preferred stock warrants(2)	—	—	477	477
Total liabilities at fair value	$—	$—	$477	$477

___________________________________
(1) comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet
(2) included in Other liabilities in the accompanying balance sheet

September 30, 2011

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$—	$15,446	$—	$15,446
Total assets at fair value	$—	$15,446	$—	$15,446
Liabilities
Total liabilities at fair value	$—	$—	$—	$—

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

The following table presents a reconciliation of the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Series C Preferred Stock Warrants

Balance at December 31, 2009	$225
Change in fair value included in other income (expense)	162
Balance at September 30, 2010	$387

The following table presents a reconciliation of the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

Series C Preferred Stock Warrants

Balance at December 31, 2010	$477
Change in fair value included in other income (expense)	319
Conversion into common stock	(796)
Balance at September 30, 2011	$—

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
In September 2011, FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements upon adoption of this guidance.

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	September 30, 2011
Computers and other related equipment	$29,632	$32,705
Purchased and internally developed software	36,501	43,145
Furniture and fixtures	2,280	2,372
Leasehold improvements	2,740	3,292
	71,153	81,514
Less accumulated depreciation	(36,178)	(47,470)
Property and equipment, net	$34,975	$34,044

Depreciation and software amortization expense by classification for the three and nine months ended September 30, 2010 and 2011 is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Service costs	$3,598	$4,112	$10,424	$12,305
Sales and marketing	46	109	128	296
Product development	337	399	996	1,158
General and administrative	494	683	1,415	2,133
Total depreciation	$4,475	$5,303	$12,963	$15,892

4.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$46,094	$(36,018)	$10,076	3.7
Customer relationships	24,355	(17,653)	6,702	5.5
Media content	96,412	(34,205)	62,207	5.1
Technology	34,259	(19,518)	14,741	6.1
Non-compete agreements	14,429	(14,306)	123	3.3
Trade names	10,979	(3,615)	7,364	14.8
Content publisher relationships	2,092	(1,191)	901	5.0
	$228,620	$(126,506)	$102,114	5.3

	September 30, 2011
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$48,989	$(40,083)	$8,906	3.5
Customer relationships	27,325	(19,435)	7,890	5.8
Media content	135,730	(53,534)	82,196	5.1
Technology	38,694	(22,928)	15,766	5.8
Non-compete agreements	14,806	(14,468)	338	3.3
Trade names	11,294	(4,389)	6,905	14.5
Content publisher relationships	2,092	(1,173)	919	5.0
	$278,930	$(156,010)	$122,920	5.3

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification for the three and nine months ended September 30, 2010 and 2011 is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Service costs	$5,708	$8,825	$15,976	$24,372
Sales and marketing	830	755	2,475	2,345
Product development	1,302	995	3,955	3,275
General and administrative	469	253	2,076	789
Total amortization	$8,309	$10,828	$24,482	$30,781

5.	Goodwill

The following table presents the changes in the Company’s goodwill balance:

Balance at December 31, 2009 and 2010	$224,920
Goodwill arising from acquisitions (Note-12)	31,231
Balance at September 30, 2011	$256,151

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2010 and indicated that the fair value of each of its three reporting units significantly exceeded the carrying amount of the respective reporting unit's book value of goodwill at that time. The Company has experienced a decline in its stock price over the course of 2011. However, its market capitalization remains in excess of the carrying value of its net assets at September 30, 2011. Based on a review of events and changes in circumstances at the reporting unit level through September 30, 2011, management has not identified any indications that the carrying value of its goodwill is impaired or should be subject to interim impairment testing. In accordance with its accounting policy, the Company will perform its annual goodwill impairment test in the fourth quarter of the year ending December 31, 2011.

6.	Other Balance Sheets Items

Accounts receivable consisted of the following:

	December 31, 2010	September 30, 2011
Accounts receivable—trade	$24,569	$30,265
Receivables from registries	2,274	2,707
Accounts receivable, net	$26,843	$32,972

Accrued expenses and other liabilities consisted of the following:

	December 31, 2010	September 30, 2011
Accrued payroll and related items	$9,729	$10,252
Domain owners’ royalties payable	1,366	1,756
Commissions payable	2,813	2,918
Customer deposits	5,458	6,283
Other	10,204	14,015
Accrued expenses and other liabilities	$29,570	$35,224

7.	Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancellable operating and capital leases. The Company’s leases expire between July 2011 and April 2016.

Litigation

The Company was named as a defendant in a lawsuit filed by a former employee in the Los Angeles Superior Court for the State of California. The lawsuit alleged breach of contract, fraud and negligent misrepresentation, and the plaintiff in the matter claimed that Demand Media failed to satisfy its obligations under the asset purchase agreement whereby Demand Media acquired a small media website. On August 30, 2011 the Company and the plaintiff reached a settlement. The settlement, which consisted of a one-time cash payment, and the legal fees and costs related to the defense of the matter were substantially paid by the Company's insurance in force at the time the transaction was consummated. The total payment by the Company in the quarter ended September 30, 2011 was immaterial and consistent with the amount previously accrued by the Company for this matter.

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

In addition, Company from time to time is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which Company is a party that, in our opinion, is likely to have a material adverse effect on the Company’s future financial results.

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

Domain Name Agreement

On April 1, 2011, the Company amended its existing agreement with a customer to provide domain name registration services and manage certain domain names owned and operated by the customer over a twenty seven month term (the "Amended Domain Agreement").  In conjunction with the Amended Domain Agreement, the Company committed to purchase at least $175 of expired domain names every calendar quarter or a total of $1,575 over the term of the agreement.  The contract can be terminated by either the Company or the counter party within 60 days prior to the end of each annual renewal period.  The aggregate value of expired domain names purchased by the Company from inception through September 30, 2011 was $467.

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

The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Due to the limitation associated with deferred tax liabilities from tax deductible goodwill, the Company has deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, the Company has established a valuation allowance against its deferred tax assets.
The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. The Company acquired an $84 uncertain tax position as a result of a business acquisition during the period.
The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2010 or 2011 other than the acquired uncertain tax position, and the Company does not expect its uncertain tax position to change during the next twelve months. The Company files a U.S. federal and many state tax returns. The tax years 2007 to 2009 remain subject to examination by the IRS and all tax years since the Company's incorporation are subject to examination by various state authorities. The Company does not believe it is reasonably possible that its unrecognized tax benefits would significantly change over the next twelve months.

9.	Related Party Transactions

The Company’s Chairman and Chief Executive Officer and certain members of the board of directors are on the board of directors of The FRS Company (“FRS”). The Company recognized approximately $99 and $533 in revenue from FRS for advertising and creative services during the nine months ended September 30, 2010 and 2011, respectively. As of December 31, 2010 and September 30, 2011, the Company’s receivable balance due from FRS was $164 and $132, respectively.  The creative services agreement was terminated by the parties effective May 31, 2011.

In May 2009 the Company entered into a Master Relationship Agreement with Mom, Inc. (“Modern Mom”), a corporation that is co-owned and operated by the wife of the Company’s Chairman and Chief Executive Officer. In March 2010, the Company agreed to provide Modern Mom with ten thousand units of articles, to be displayed on the Modern Mom website, for an aggregate fee of up to $500. As of December 31, 2010 approximately five thousand articles had been delivered to Modern Mom.  In March 2011, the parties agreed to discontinue the agreement and as a result, the Company no longer has an obligation to provide Modern Mom with any additional articles. The Company recognized revenue of approximately $144 and $20 in the nine months ended September 30, 2010 and 2011, respectively, and amounts due from Modern Mom as of December 31, 2010 and September 30, 2011 were $44 and $0 respectively.

In May 2011, the Company entered into a Database Development and License Agreement with RSS Graffiti, LLC ("RSS Graffiti") to develop a data warehouse and analytics platform. Michael Blend, one of the Company's executive vice presidents, had an approximate 40% ownership interest in RSS Graffiti through his equity holding in an investment group that controls RSS Graffiti as of the date of the transaction.  In consideration for the services to be provided under the agreement, the Company agreed to pay RSS Graffiti $700 over a seven month period commencing May 2011, and received a two year warrant to purchase 10% of RSS Graffiti for an aggregate exercise price of $2,000.  During the nine months ended September 30, 2011, the Company paid RSS Graffiti $100. On August 5, 2011, the Company acquired RSS Graffiti thereby effectively terminating the agreement (see Note 12-Business Acquisitions).

10. Share-based Compensation Plans and Awards

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Expected life (in years)	6.50	—	6.30	5.50
Risk-free interest rate	2.12%	—%	2.22%	1.97%
Expected volatility	56%	—%	56%	56%
Expected dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of options granted during the period	$13.01	$—	$11.95	$16.64

The Company did not grant any stock options to employees for the three months ended September 30, 2011.

Stock Options

Stock option activity (in thousands, except share and per share data) for the nine months ended September 30, 2011 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2010	19,065	$11.88	8.34	$131,569
Options granted	530	$16.64
Options exercised	(1,437)	$3.30
Options forfeited or canceled	(886)	$8.86
Outstanding at September 30, 2011	17,272	$12.89	7.79	$27,551
Exercisable at September 30, 2011	7,710	$5.59	6.80	$24,295
Vested and expected to vest after September 30, 2011	15,411	$12.04	7.69	$26,931

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $8.00 of the Company’s common stock on September 30, 2011 for all awards where that stock price exceeds the exercise price.  Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information concerning outstanding and exercisable options at September 30, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - 3.60	3,704	6.03	$2.31	3,353	$2.22
$3.61 - 7.20	2,056	6.96	$5.02	1,527	$4.88
$7.21 - 10.80	4,678	7.94	$9.06	2,509	$9.15
$10.81 - 14.40	321	8.81	$13.34	87	$13.22
$14.41 - 18.00	2,977	8.91	$17.39	234	$17.48
$18.01 - 21.60	86	9.37	$21.36	—	—
$21.61 - 25.20	1,150	8.85	$24.00	—	—
$25.21 - 28.80	—	—	$—	—	—
$28.81 - 32.40	1,150	8.85	$30.00	—	—
$32.41 - 36.00	1,150	8.85	$36.00	—	—
	17,272	7.79	$12.89	7,710	$5.59

The total grant date fair value of stock options vested during the nine months ended September 30, 2010 and 2011 was $2.56 and $4.13, respectively.  The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2010 and 2011 was $4,008 and $14,291, respectively.

As of September 30, 2011, there was $44,182 of unrecognized stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 3.4 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

RSPRs, restricted stock awards and restricted stock units

The following table summarizes the activity of RSUs and other restricted shares for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2010	1,302	$3.38
Granted	3,334	13.93
Vested	(1,365)	4.30
Forfeited	(219)	15.34
Unvested at September 30, 2011	3,052	$13.69

As of September 30, 2011, there was approximately $36,183 of unrecognized compensation cost related to employee non-vested RSUs and restricted shares.  The amount is expected to be recognized over a weighted average period of 3.5 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

Employee Stock Purchase Plan

In May 2011, the Company commenced its first offering under the Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase a limited amount of the Company's common stock at a 15% discount to the market price through payroll deductions. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing May and November.  A maximum of one thousand two hundred and fifty shares of common stock may be purchased by each participant at six-month intervals during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized over the life of the 24-month offering period of the ESPP. The Black-Scholes model included an assumption for expected volatility of between 34% and 43% for each of the four purchase periods. During the nine months ended September 30, 2011, the Company recognized an expense of $709 in relation to the ESPP and there were 10,000 shares of common stock remaining authorized for issuance under the ESPP at September 30, 2011. As of September 30, 2011 there was approximately $2,771 of unrecognized compensation cost related to the ESPP which is expected to be recognized on a straight-line basis over the remainder of the offering period.

LIVESTRONG.com Warrants

In January 2008, the Company entered into a license agreement with the Lance Armstrong Foundation, Inc. (the “License Agreement”) and an Endorsement and Spokesperson Agreement with Lance Armstrong (the “Endorsement Agreement”). Lance Armstrong Foundation (“LAF”) is a non-profit organization dedicated to uniting people to fight cancer and Lance Armstrong (“Mr. Armstrong”) is a seven-time winner of the Tour de France and an advocate for cancer patients.  In consideration for the License Agreement and Mr. Armstrong's promotional services, the Company separately issued warrants to purchase an aggregate of 625 shares of the Company's common stock at an exercise price of $12.00 per share to the LAF (the “LAF Warrant”), to Lance Armstrong (the “Armstrong Warrant”) and Capital Sports & Entertainment (the “CSE Warrant”).

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

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Stock-based compensation included in
Service costs	$235	$757	$663	$1,341
Sales and marketing	653	1,405	1,621	3,441
Product development	441	1,403	1,216	3,649
General and administrative	1,043	4,190	3,643	13,671
Total stock-based compensation included in net loss	2,372	7,755	7,143	22,102

Stock-based compensation expense in the nine months ended September 30, 2011 includes $5,051 related to 1,625 performance and market-based stock options and 1,000 RSPR awards granted to certain executive officers in prior years that vested in 2011 on the fulfillment of certain market and performance conditions: the completion of the Company’s initial public offering and the meeting of an average closing price of the Company’s stock for a stipulated period of time.

11. Stockholders' Equity

Stock Repurchases
Under the stock repurchase plan announced on August 19, 2011, the Company is authorized to repurchase up to $25,000 of its common stock from time to time. During the nine months ended September 30, 2011, the Company repurchased 456 shares at an average price of $7.93 per share for an aggregate amount of $3,619. As of September 30, 2011, $21,381 of the stock repurchase authorization remained. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.
Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2011, there were 78 unsettled share repurchases at a total cost of $621. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Other
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

12. Business Acquisitions

On February 23, 2011, the Company completed the acquisition of the assets of CoveritLive, a company that provides social media services by powering live events with social engagement tools.  The purchase consideration of $4,900 was comprised of cash of $4,469 and a pre-existing note receivable, including accrued interest, of $431. $632 was subject to a hold back to satisfy post-closing indemnification obligations and any remaining portion of such hold back amount that is not subject to then pending claims will be paid to the selling shareholders on the 18-month anniversary of the closing of the transaction.
On July 1, 2011, the Company acquired EmergingCast, a business in Argentina that specializes in the creation of Spanish and Portuguese language media content. The acquisition is intended to support the Company's international expansion efforts. The purchase consideration of $3,432 was comprised of cash of $2,725 and 53 shares of common stock valued at $707, based on the Company's stock price on the acquisition date.
On August 5, 2011, the Company acquired 100% of the membership units (including the profits interest) of RSS Graffiti, LLC, a creator of content sharing applications on Facebook, helping online publishers, brands and individuals to program content for their fan audience on Facebook. The purchase price of approximately $16,200 (subject to adjustment) was comprised of cash consideration of approximately $12,600 and 390 shares of unregistered common stock valued at $3,600, based on the Company's stock price on the acquisition date. $750 of the cash purchase price was held back by the Company to satisfy post-closing indemnification obligations and/or post-closing working capital adjustments based on the balance sheet as of the acquisition date.  Any remaining portion of the hold back amount that is not subject to then pending claims will be paid on the 12-month anniversary of the acquisition date.
On August 8, 2011, the Company acquired 100% of the equity of IndieClick Media Group, Inc., an online branding and advertising company that represents niche-focused online properties in the entertainment, music, film, fashion and comedy categories, for approximately $13,000 (subject to adjustment) in cash. $1,400 of the purchase consideration was subject to a hold back to satisfy post-closing indemnification obligations and/or post-closing working capital adjustments. Any remaining portion of such hold back amount that is not subject to then pending claims will be paid to the selling shareholders on the 18-month anniversary of the closing of the transaction.

The results of the acquired companies have been included in the Company's results from the date of acquisition.

The following tables summarizes the preliminary allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for all acquisitions completed during the nine months ended September 30, 2011:

	CoveritLive	Emerging Cast	RSS Graffiti	IndieClick	Total
Goodwill	$2,929	$3,402	$13,416	$11,484	$31,231
Developed technology	1,160	—	2,640	635	4,435
Customer relationships	600	—	228	2,008	2,836
Non-compete arrangements	30	61	—	286	377
Trade names and other	35	10	12	250	307
Net assets acquired (liabilities assumed)	146	(41)	(68)	(1,625)	(1,588)

Total	$4,900	$3,432	$16,228	$13,038	$37,598

For all acquisitions completed during the nine months ended September 30, 2011, developed technology has a weighted-average useful life of 4.1 years, customer relationships have a weighted-average useful life of 6.7 years, non-compete arrangements have a weighted-average useful life of 2.3 years and trade names and other long-lived intangible assets have a weighted-average useful life of 9 years.  Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and the Company's ability to generate synergies with its services. Goodwill of approximately $16,300 is expected to be deductible for tax purposes.

Supplemental pro forma information

Supplemental information on an unaudited pro forma basis, as if the 2011 acquisitions had been consummated as of January 1, 2010 is as follows:

	Year ended December 31,	Nine months ended September 30,
	2010	2011
	(unaudited)
Revenue	$261,897	$244,510
Net loss	(6,925)	(15,465)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects amortization of intangible assets as result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

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

Revenue derived from the Company’s Content & Media and Registrar Services is as follows

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Content & Media revenue
Owned & operated	$29,347	$38,298	$75,983	$117,917
Network	10,471	12,446	30,126	34,501
Total Content & Media revenue	39,818	50,744	106,109	152,418
Registrar revenue	25,537	30,729	73,248	88,033
Total Revenue	$65,355	$81,473	$179,357	$240,451

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Numerator:
Net loss	$(305)	$(4,145)	$(6,354)	$(12,098)
Cumulative preferred stock dividends	(8,443)	—	(24,649)	(2,477)
Net loss attributable to common stockholders	$(8,748)	$(4,145)	$(31,003)	$(14,575)
Denominator:
Weighted average common shares outstanding	15,084	84,348	14,905	77,465
Weighted average unvested restricted stock awards	(1,386)	(414)	(1,555)	(464)
Weighted average common shares outstanding—basic	13,698	83,934	13,350	77,001
Dilutive effect of stock options, warrants and convertible preferred stock	—	—	—	—
Weighted average common shares outstanding—diluted	13,698	83,934	13,350	77,001
Net loss per share—basic and diluted	$(0.64)	$(0.05)	$(2.32)	$(0.19)

As of each period end, the following common equivalent shares were excluded from the calculation of the Company’s net loss per share as their inclusion would have been antidilutive:

	September 30,
	2010	2011
Stock options	19,028	17,272
Unvested RSUs and RSPRs	1,360	3,052
Convertible Series A Preferred Stock	32,667	—
Convertible Series B Preferred Stock	4,732	—
Convertible Series C Preferred Stock	13,024	—
Convertible Series D Preferred Stock	11,250	—
Convertible Series C Preferred Stock Warrants	63	—
Common Stock Warrants	1,749	375
ESPP shares	—	1,601

15.	Subsequent Events

During the period from October 1, 2011 to November 11, 2011, the Company issued 99 restricted stock units as part of employee compensation.

During the period from October 1, 2011 to November 11, 2011, Company repurchased 830 shares at an average price of $7.04 per share for an aggregate amount of $5,842.

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

For the nine months ended September 30, 2010 and 2011, we reported revenue of $179.4 million and $240.5 million, respectively.  For the nine months ended September 30, 2010 and 2011, our Content & Media offering accounted for 59% and 63% of our total revenue, respectively, and our Registrar service accounted for 41% and 37% of our total revenue, respectively.

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

Content & Media Metrics

• page views:  We define page views as the total number of web pages viewed across (1) our owned and operated websites and/or (2) our network of customer websites, to the extent that the viewed customer web pages host the Company's monetization, social media and/or content services. Page views are primarily tracked through internal systems, such as our Omniture web analytics tool, contain estimates for our customer websites using our social media tools and may use data compiled from certain customer websites. We periodically review and refine our methodology for monitoring, gathering, and counting page views in an effort to improve the accuracy of our measure.

•RPM:  We define RPM as Content & Media revenue per one thousand page views.

Registrar Metrics

•domain:  We define a domain as an individual domain name paid for by a third-party customer where the domain name is managed through our Registrar service offering. Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. This metric does not include any of the company’s owned and operated websites.

• average revenue per domain:  We calculate average revenue per domain by dividing Registrar revenues for a period by the average number of domains registered in that period. The average number of domains is the simple average of the number of domains at the beginning and end of the period. Average revenue per domain for partial year periods is annualized.

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
	2010	2011	% Change	2010	2011	% Change
Content & Media Metrics (1)
Owned & operated
Page views (in millions)	2,085	2,527	21%	6,033	7,682	27%
RPM	$14.08	$15.16	8%	$12.59	$15.35	22%
Network of customer websites
Page views (in millions)	3,490	5,046	45%	9,289	12,501	35%
RPM	$3.00	$2.47	(18)%	$3.24	$2.76	(15)%
RPM ex-TAC	$2.10	$1.80	(14)%	$2.28	$2.01	(12)%
Registrar Metrics (1)
End of Period # of Domains (2) (in millions)	10.6	12.2	15%	10.6	12.2	15%
Average Revenue per Domain (2)	$9.87	$10.20	3%	$9.92	$10.12	2%

___________________________________

(1)
For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

(2)
Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at September 30, 2011 would have increased 25% and average revenue per domain during the three and nine months ended September 30, 2011 would have decreased 1% and 2%, respectively, each compared to the corresponding prior-year periods.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising where an advertiser pays when the advertising is displayed. For the nine months ended September 30, 2011, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the nine months ended September 30, 2010 and 2011, approximately 28% and 34%, respectively, of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

Our historical growth in Content & Media revenue has principally come from growth in RPMs and page views due to both the increased volume of commercially valuable content published on our owned and operated websites as well as an increase in the number of visitors to our existing content. To a lesser extent, Content & Media revenue growth has resulted from the publishing of our content on our network of customer websites, including YouTube, and from utilizing our social media tools on these sites. We believe that, in addition to opportunities to grow our revenue and our page views by creating and publishing more content and increasing our network of customer websites distribution, there is a substantial long term revenue opportunity with respect to selling online advertisements through our internal sales force, particularly on our owned and operated websites. During fiscal year 2010 and the nine months ended September 30, 2011, we expanded our internal advertising sales force.

We believe that there is a significant opportunity to accelerate the growth of our Content & Media service offering by publishing and distributing our content to an expanding number of distribution outlets, including both owned and operated and customer websites. For example, we launched TypeF.com during 2011 and we currently have arrangements with a number of third-party customers to distribute our content on their websites. Under the terms of these third-party agreements, we are entitled to a share of the underlying revenues generated by the advertisements displayed with the content we create for display on these websites. As is the case with our owned and operated websites, under these arrangements we incur substantially all of our content costs up front. However, because we are sharing the resulting revenue under the corresponding revenue sharing arrangements, there is a risk that these relationships over the long term will not generate sufficient revenue to meet our financial objectives, including recovering our content creation costs.

Throughout 2011, Google has deployed a series of changes to its global English language search engine algorithms, some of which have led the Company to experience a substantial reduction in the total number of Google search referrals to its owned and operated websites. While some of the changes positively impacted traffic to the Company's Content & Media websites, the overall impact was negative primarily due to a decline in traffic to eHow.com.  We estimate that the effect of the changes on eHow.com alone will be a decrease of approximately 6% in the consolidated fiscal year 2011 revenue that the Company would have otherwise achieved in the absence of the Google search engine algorithm changes. Due to the timing of the most significant changes, we anticipate that the majority of the adverse impact on eHow.com full-year revenue will be concentrated in the second half of 2011. The series of changes in Google's search engine algorithms has not had a material adverse impact on the carrying value or intended use of the Company's long lived assets, including its media content, at September 30, 2011.

As part of our on-going efforts to improve customer experience on our owned and operated websites and to diversify and expand our content offerings, we are currently evaluating potential changes to our content creation and distribution platform, including production of new content formats to meet rapidly changing consumer demand. Any potential changes made to our content creation platform could increase our per unit content creation costs, including costs associated with our creative professionals. We are also evaluating other changes to our platform such as repurposing some of our existing media content to alternate distribution channels, selling such content, or removing such content. We intend to implement such changes, if any, only to the extent that we believe that their collective impact will improve our customer experience on our owned and operated websites and/or increase the future overall revenue generated from our existing portfolio of media content. If these discretionary changes are implemented, it is possible that they could adversely impact the book value of some individual units of media content, the effect of which could result in incremental amortization expense that is currently anticipated to be less than 10% of the carrying value of our media content assets at September 30, 2011. Although the Company expects to make these initial decisions by December 31, 2011, we could continue to evaluate future potential changes to our content creation and distribution platform beyond December 31, 2011. While this evaluation process continues, we have begun and expect to maintain a reduced level of overall investment in media content when compared to our historical investments in media content.

There can be no assurance that these changes or any future changes that may be implemented by the Company, by search engines to their algorithms and search methodologies, or by consumers in their web usage habits might not adversely impact the carrying value, estimated useful life or intended use of our long-lived assets. The Company will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of the Company's long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of the carrying value of its long-lived assets including its media content and goodwill arising from acquisitions. We have also experienced a decline in our stock price over the course of 2011. However, our market capitalization remains in excess of the carrying value of our net assets at September 30, 2011. Based on a review of events and changes in circumstances at the reporting unit level through September 30, 2011, we have not identified any indications that the carrying value of our goodwill is impaired or should be subject to interim impairment testing. We will perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2011 consistent with our existing accounting policy.

Our service costs, the largest component of our operating expenses, can vary from period to period based upon the mix of the underlying Content & Media and Registrar services revenues we generate. In the near term and consistent with historical trends, we expect that the year-over-year growth in our Content & Media revenue will continue to exceed the growth in our Registrar revenue, and as a result, we expect our overall service costs as a percentage of our total revenue to continue to decrease when compared to our historical results.  In addition, we expect that service costs associated with our multi-channel initiative with YouTube and advertising revenue through third party publishers stemming from our acquisition of IndieClick will result in a slower rate of decrease in our overall service costs as a percent of our total revenue in the near term that is slower than we have experienced in historical results.

Our content studio identifies and creates online text articles and videos through a community of freelance creative professionals and is core to our business strategy and long term growth initiatives. Historically, we have made substantial investments in our platform to support our expanding community of freelance creative professionals and the growth of our content production and distribution, and expect to continue to make such investments. As we develop new content formats, we may not be able to attract and retain qualified creative professionals to produce such new content at scale, and we may not offer the volume of traditional content assignments that our creative professionals have grown accustomed to, which may adversely impact our ability to retain existing content creators.

     Registrar revenue growth historically has been driven by growth in the number of domains and growth in average revenue per domain due to an increase in the amounts we charge for registration and related value-added services. From January1, 2009 to March 31, 2010, our Registrar experienced stable growth in both domains and average revenue per domain. Growth in average revenue per domain was due in part to an increase in our registration pricing in response to price increases from registries which control the rights of large top level domains, or TLDs (such as VeriSign which is the registry for the .com TLD). Beginning in the first quarter of 2010 and extending through the first quarter of 2011, we typically experienced modest declines in average revenue per domain as a result of adding certain customers with large volumes of domains, from which we have recognized revenue on a portion of these names while deferring revenue recognition on the remainder, and as a result of lower pricing. Since the second quarter of 2011 we have experienced a modest increase in average revenue per domain in part as a result of the provision of a greater amount of value-added services per domain.

     Our direct costs to register domain names on behalf of our customers are almost exclusively controlled by registries and by the Internet Corporation for Assigned Names and Numbers, or ICANN. ICANN is a private sector, not for profit corporation formed to oversee a number of Internet related tasks, including domain registrations for which it collects fees, previously performed directly on behalf of the U.S. government. In addition, the market for wholesale registrar services is both price sensitive and competitive, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Moreover, we anticipate that any price increases mandated by registries could adversely increase our service costs as a percentage of our total revenue. ICANN has approved a framework for the significant expansion of the number of generic TLDs, or gTLDs. We believe that such expansion, if it occurs, will result in an increase in the number of domains registered on our platform as early as the fourth quarter of 2012, and could also provide us with the opportunity to offer new products and services.

For the nine months ended September 30, 2011, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is a substantial opportunity in the long term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. In the near term, we plan to expand our operations internationally to address this opportunity, including through our recent acquisition of a Latin American language content creation company on July 1, 2011 and the launch of eHow Español during the third quarter of 2011. As we expand our business internationally we may incur additional expenses associated with this growth initiative.

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

Where we enter into revenue sharing arrangements with our customers, such as those relating to IndieClick and our undeveloped customer websites, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers as traffic acquisition costs, or TAC, which are included in service costs. In circumstances where we distribute our content on third-party websites and the customer acts as the primary obligor we recognize revenue on a net basis.

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

Service Costs

Service costs consist of: fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses associated with our owned and operated websites and our network of customer websites, including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; personnel costs related to in-house editorial, customer service and information technology; and certain content production costs. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar. In the near term and consistent with historical trends, we expect that the year-over-year growth in our Content & Media revenue will continue to exceed the growth in our Registrar revenue, and as a result, we expect our overall service costs as a percentage of our total revenue to continue to decrease when compared to our historical results.  However, we do expect that the multi-channel initiative with Google in connection with the production of video for YouTube.com and an increase in advertising revenue through third party publishers due to our acquisition of IndieClick will result in higher service costs in the near term when compared to historical results.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the nine months ended September 30, 2010 and 2011, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, our allowance for doubtful accounts may increase, which may lead to increased bad debt expense. In addition, prior to our initial public offering in January 2011, we operated as a private company. As we continue to expand our business and incur additional expenses associated with being a publicly traded company, we anticipate general and administrative expenses will increase and will increase as a percentage of revenue in the near term. Specifically, we expect that we will incur additional general and administrative expenses to provide insurance for our directors and officers and to comply with the SEC’s reporting requirements, exchange listing standards, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. We anticipate that these insurance and compliance costs will substantially increase certain of our general and administrative expenses compared to 2010 although its percentage of revenue will depend upon a variety of factors as listed above.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models show embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of September 30, 2011. We estimate our capitalized content to have a weighted average useful life of 5.1 years as of September 30, 2011. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to increase modestly in the near term, although its percentage of revenues will depend upon a variety of factors, such as the mix of our investments in content as compared to our identifiable intangible assets acquired in business combinations.

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

As of September 30, 2011, we had approximately $80.4 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 3.4 years.  In addition we also had approximately $2.8 million of unrecognized compensation expense related to our Employee Stock Purchase Plan that we expect to recognize on a straight-line basis through the second quarter of 2013. Stock-based compensation expense is expected to increase materially as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and certain prepaid underwriting costs associated with our revolving credit facility. As of September 30, 2011 no principal balance was outstanding under the revolving credit facility.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Revenue	$65,355	$81,473	$179,357	$240,451
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	33,474	40,109	95,209	115,632
Sales and marketing	6,409	9,200	16,805	28,069
Product development	6,622	9,791	19,136	28,684
General and administrative	9,595	14,837	27,035	45,648
Amortization of intangible assets	8,309	10,828	24,482	30,781
Total operating expenses	64,409	84,765	182,667	248,814
Loss from operations	946	(3,292)	(3,310)	(8,363)
Other income (expense)
Interest income	8	5	19	52
Interest expense	(168)	(385)	(517)	(710)
Other income (expense), net	(36)	(79)	(164)	(338)
Total other expense	(196)	(459)	(662)	(996)
Loss before income taxes	750	(3,751)	(3,972)	(9,359)
Income tax expense	(1,055)	(394)	(2,382)	(2,739)
Net loss	(305)	(4,145)	(6,354)	(12,098)
Cumulative preferred stock dividends	(8,443)	—	(24,649)	(2,477)
Net loss attributable to common shareholders	$(8,748)	$(4,145)	$(31,003)	$(14,575)

(1)	Depreciation expense included in the above line items:

Service costs	$3,598	$4,112	$10,424	$12,305
Sales and marketing	46	109	128	296
Product development	337	399	996	1,158
General and administrative	494	683	1,415	2,133
Total depreciation expense	$4,475	$5,303	$12,963	$15,892

(2)	Stock-based compensation included in the above line items:

Service costs	$235	$757	$663	$1,341
Sales and marketing	653	1,405	1,621	3,441
Product development	441	1,403	1,216	3,649
General and administrative	1,043	4,190	3,643	13,671
Total stock-based compensation	$2,372	$7,755	$7,143	$22,102

As a percentage of revenue:

	Three Months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:	—	—	—	—
Service costs (exclusive of amortization of intangible assets)	51.2%	49.2%	53.1%	48.1%
Sales and marketing	9.8%	11.3%	9.4%	11.7%
Product development	10.1%	12.0%	10.7%	11.9%
General and administrative	14.7%	18.2%	15.1%	19.0%
Amortization of intangible assets	12.7%	13.3%	13.6%	12.8%
Total operating expenses	98.6%	104.0%	101.8%	103.5%
Loss from operations	1.4%	(4.0)%	(1.8)%	(3.5)%
Other income (expense)	—	—	—	—
Interest income	—%	—%	—%	—%
Interest expense	(0.3)%	(0.5)%	(0.3)%	(0.3)%
Other income (expense), net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Total other expense	(0.3)%	(0.6)%	(0.4)%	(0.4)%
Loss before income taxes	1.1%	(4.6)%	(2.2)%	(3.9)%
Income tax expense	(1.6)%	(0.5)%	(1.3)%	(1.1)%
Net Loss	(0.5)%	(5.1)%	(3.5)%	(5.0)%

Revenue

Revenue by service line were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2010	2011	% Change	2010	2011	% Change
	(In thousands)			(In thousands)
Content & Media:
Owned and operated websites	$29,347	$38,298	31%	$75,983	$117,917	55%
Network of customer websites	10,471	12,446	19%	30,126	34,501	15%
Total Content & Media	39,818	50,744	27%	106,109	152,418	44%
Registrar	25,537	30,729	20%	73,248	88,033	20%
Total revenue	$65,355	$81,473	25%	$179,357	$240,451	34%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites increased by $9.0 million, or 31%, to $38.3 million for the three months ended September 30, 2011, as compared to $29.3 million for the same period in 2010. The increase was largely due to increased page views and RPMs. Page views on our owned and operated websites increased by 21%, from 2,085 million page views in the three months ended September 30, 2010 to 2,527 million page views in the three months ended September 30, 2011. RPMs on our owned and operated websites increased by 8%, from $14.08 in the three months ended September 30, 2010 to $15.16 in the three months ended September 30, 2011.

Page views during the quarter ended September 30, 2011, when compared to the corresponding prior-year period, were positively impacted by a website product change implemented in the second quarter of 2011 associated with the presentation of picture slide shows on certain of the Company's owned and operated sites, which did not impact advertising impressions. Excluding the impact of such change, we estimate that during the quarter ended September 30, 2011, page views would have increased approximately 10% and RPMs would have increased 19% respectively, compared to the corresponding prior-year period. The remaining increase in underlying page views was due primarily to increased publishing of our platform content on our owned and operated websites. The underlying increase in RPMs was primarily attributable to the overall increase in page views on eHow, which has higher RPMs than the weighted average of our other owned and operated websites, as well as an increase in RPMs on the monetization of our undeveloped websites. In addition RPM growth was driven by increased display advertising revenue sold directly through our sales force during the three months ended September 30, 2011 as compared to the same period in 2010. On average, our direct display advertising sales generate higher RPMs than display advertising that we deliver from our advertising networks, such as Google.

Content & Media revenue from our owned and operated websites increased by $41.9 million, or 55%, to $117.9 million for the nine months ended September 30, 2011, as compared to $76.0 million for the same period in 2010. The increase was largely due to increased page views and RPMs. Page views on our owned and operated websites increased by 27%, from 6,033 million page views in the nine months ended September 30, 2010 to 7,682 million page views in the nine months ended September 30, 2011. RPMs on our owned and operated websites increased by 22%, from $12.59 in the nine months ended September 30, 2010 to $15.35 in the nine months ended September 30, 2011.

Page views during the nine months ended September 30, 2011, when compared to the corresponding prior-year period, were positively impacted by a website product change implemented in the second quarter of 2011 associated with the presentation of picture slide shows on certain of the Company's owned and operated sites, which did not impact advertising impressions. Excluding the impact of such change, we estimate that during the nine months ended September 30, 2011, page views would have increased approximately 22% and RPMs would have increased 29% respectively, compared to the corresponding prior-year period. The remaining increase in underlying page views was due primarily to increased publishing of our platform content on our owned and operated websites. The underlying increase in RPMs was primarily attributable to the overall increase in page views on eHow, which has higher RPMs than the weighted average of our other owned and operated websites, and an increase in RPMs on the monetization of our undeveloped websites. In addition RPM growth was driven by increased display advertising revenue sold directly through our sales force during the nine months ended September 30, 2011 as compared to the same period in 2010. On average, our direct display advertising sales generate higher RPMs than display advertising that we deliver from our advertising networks, such as Google.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended September 30, 2011 increased by $2.0 million, or 19%, to $12.4 million, as compared to $10.5 million in the same period in 2010. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 1,556 million or 45%, from 3,490 million page views in the three months ended September 30, 2010, to 5,046 million pages viewed in the three months ended September 30, 2011. The increase in page views was due primarily to the acquisition of IndieClick on August 8, 2011 which contributed 1,516 million page views during the period. RPMs decreased 18% from $3.00 in the three months ended September 30, 2010 to $2.47 in the three months ended September 30, 2011. The decrease in RPMs was largely due to the IndieClick acquisition and a higher mix of page views from our social media customers, including traffic from CoveritLive which was acquired in February 2011, which typically generate lower RPMs.

Content & Media revenue from our network of customer websites for the nine months ended September 30, 2011 increased by $4.4 million, or 15%, to $34.5 million, as compared to $30.1 million in the same period in 2010. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 3,212 million, or 35%, from 9,289 million page views in the nine months ended September 30, 2010, to 12,501 million pages viewed in the nine months ended September 30, 2011. The increase in page views was due primarily to the acquisition of IndieClick on August 8, 2011 which contributed 1,516 million page views during the period, growth in publishers utilizing our social media applications and the expansion of our arrangements with customers in which we deploy our content to their websites. RPMs decreased 15% from $3.24 in the nine months ended September 30, 2010 to $2.76 in the nine months ended September 30, 2011. The decrease in RPMs was largely due to the IndieClick acquisition and a higher mix of page views from our social media customers, including traffic from CoveritLive which was acquired in February 2011, which typically generate lower RPMs, as well as overall declines in advertising yields from our advertising networks relating to our customers’ undeveloped websites.

Registrar Revenue

Registrar revenue for the three months ended September 30, 2011 increased $5.2 million, or 20%, to $30.7 million compared to $25.5 million for the same period in 2010. The increase was largely due to an increase in domains, due in large part to an increased number of new domain registrations and domain renewal registrations in 2011 compared to 2010 as well as a smaller increase in our average revenue per domain. The number of domain registrations increased 1.6 million, or 15%, to 12.2 million during the three months ended September 30, 2011 as compared to 10.6 million in the same period in 2010. Our average revenue per domain increased slightly by $0.33, or 3%, to $10.20 during the three months ended September 30, 2011 from $9.87 in the same period in 2010 due in part to an increase in value added services revenue as compared to 2010.

Registrar revenue for the nine months ended September 30, 2011 increased 14.8 million, or 20%, to $88.0 million compared to $73.2 million for the same period in 2010. The increase was largely due to an increase in domains, due in large part to an increased number of new domain registrations and domain renewal registrations in 2011 compared to 2010, as well as an overall increase in our average revenue per domain. The number of domain registrations increased 1.6 million, or 15%, to 12.2 million during the nine months ended September 30, 2011 as compared to 10.6 million in the same period in 2010. Our average revenue per domain increased slightly by $0.20, or 2%, to $10.12 during the nine months ended September 30, 2011 from $9.92 in the same period in 2010 due in part to an increase in value added services revenue as compared to 2010.

Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at September 30, 2011 would have increased 25% compared to the corresponding prior-year periods and average revenue per domain during the three and nine months ended September 30, 2011 would have decreased 1% and 2%, respectively, compared to the corresponding prior-year periods.

Cost and Expenses

Operating costs and expenses were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2010	2011	% Change	2010	2011	% Change
	(In thousands)			(In thousands)
Service costs (exclusive of amortization of intangible assets)	$33,474	$40,109	20%	$95,209	$115,632	21%
Sales and marketing	6,409	9,200	44%	16,805	28,069	67%
Product development	6,622	9,791	48%	19,136	28,684	50%
General and administrative	9,595	14,837	55%	27,035	45,648	69%
Amortization of intangible assets	8,309	10,828	30%	24,482	30,781	26%

Service Costs

Service costs for the three months ended September 30, 2011 increased by approximately $6.6 million, or 20%, to $40.1 million compared to $33.5 million in the same period in 2010. The increase was largely due to a $3.5 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $0.5 million increase in costs related to certain initiatives associated with the expansion and enhancement of quality of the content published on our platform, a $0.9 million increase in personnel and related costs due to increased head count, a $0.6 million increase in related information technology expense and a $0.5 million increase in depreciation expense of technology assets purchased in the prior and current periods required to manage the growth of our Internet traffic, data centers, advertising transactions, domain registrations and new products and services. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) decreased 199 basis points to 49.2% for the three months ended September 30, 2011 from 51.2% during the same period in 2010 primarily due to Content & Media revenues representing a higher percentage of total revenues during the three months ended September 30, 2011 as compared to the same period in 2010.

Service costs for the nine months ended September 30, 2011 increased by approximately $20.4 million, or 21%, to $115.6 million compared to $95.2 million in the same period in 2010. The increase was largely due to a $9.6 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $2.5 million increase in costs related to certain initiatives associated with the expansion and enhancement of quality of the content published on our platform, a $2.1 million increase in other cost of service expense primarily related to the growth in our content and media service offerings including content channels, a $1.4 million increase in related information technology expense and a $1.9 million increase in depreciation expense of technology assets purchased in the prior and current periods required to manage the growth of our Internet traffic, data centers, advertising transactions, domain registrations and new products and services, a $0.5 million increase in TAC primarily due to an increase in undeveloped website customers and related revenue over the same period as well as the IndieClick acquisition in August 2011 and a $2.1 million increase in personnel and related costs due to increased head count. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) decreased 499 basis points to 48.1% for the nine months ended September 30, 2011 from 53.1% during the same period in 2010 primarily due to Content & Media revenues representing a higher percentage of total revenues during the nine months ended September 30, 2011 as compared to the same period in 2010.

Sales and Marketing

Sales and marketing expenses increased 44%, or $2.8 million, to $9.2 million for the three months ended September 30, 2011 from $6.4 million for the same period in 2010. The increase was primarily due an increase in personnel related costs, including stock-based compensation expense, due to additional headcount connected to growing our direct advertising sales team and an increase in sales commissions. As a percentage of revenue, sales and marketing expense increased 149 basis points to 11.3% during the three months ended September 30, 2011 from 9.8% during the same period in 2010.

Sales and marketing expenses increased 67%, or $11.3 million, to $28.1 million for the nine months ended September 30, 2011 from $16.8 million for the same period in 2010. The increase was largely due to growth in our business including a $8.4 million increase in personnel related costs, including stock-based compensation expense, due to additional headcount connected to growing our direct advertising sales team and an increase in sales commissions and $1.4 million related to expansion of marketing and promotional activities. As a percentage of revenue, sales and marketing expense increased 230 basis points to 11.7% during the nine months ended September 30, 2011 from 9.4% during the same period in 2010.

Product Development

Product development expenses increased by $3.2 million, or 48%, to $9.8 million during the three months ended September 30, 2011 compared to $6.6 million in the same period in 2010. The increase was largely due to approximately $2.1 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development, due to additional headcount to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. The remaining increase was largely attributable to additional consultant and associated costs of $0.7 million incurred to develop new and evolve existing products to support the growth in our business as well as $0.3m in severance costs and a $0.1 million increase in depreciation expense. As a percentage of revenue, product development expenses increased 189 basis points to 12.0% during the three months ended September 30, 2011 compared to 10.1% during the same period in 2010.

Product development expenses increased by $9.5 million, or 50%, to $28.7 million during the nine months ended September 30, 2011 compared to $19.1 million in the same period in 2010. The increase was largely due to approximately $7.8 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development, due to additional headcount to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. The remaining increase was largely attributable to additional consultant and associated costs of $1.3 million incurred to develop new and evolve or enhance existing products to support the growth in our business as well as a $0.2 million increase in depreciation expense. The stock-based compensation expense for the nine months ended September 30, 2011 included a one-time charge of $0.4 million related to certain stock awards vesting on certain conditions related to our IPO. As a percentage of revenue, product development expenses increased 126 basis points to 11.9% during the nine months ended September 30, 2011 compared to 10.7% during the same period in 2010

General and Administrative

General and administrative expenses increased by $5.2 million, or 55%, to $14.8 million during the three months ended September 30, 2011 compared to $9.6 million in the same period in 2010. The increase was primarily due to a $3.5 million increase in personnel related costs, including stock-based compensation expense, due to additional headcount to support the growth of our business, a $0.3 million increase in professional fees primarily related to business acquisitions, a $0.6 million increase in facilities and rent related expense for additional office space, $0.3 million in severance costs and an increase in depreciation expense of $0.2 million to support our growth. As a percentage of revenue, general and administrative costs increased 353 basis points to 18.2% during the three months ended September 30, 2011 compared to 14.7% during the same period in 2010.

General and administrative expenses increased by $18.6 million, or 69%, to $45.6 million during the nine months ended September 30, 2011 compared to $27.0 million in the same period in 2010. The increase was primarily due to a $13.2 million increase in personnel related costs, including stock-based compensation expense, due to additional headcount to support the growth of our business, a $1.6 million increase in professional fees primarily related to our public company compliance initiatives and business acquisitions, a $1.5 million increase in facilities and rent expense for additional office space and an $0.7 million increase in depreciation expense to support our growth. The stock-based compensation expense for the nine months ended September 30, 2011 included a one-time charge of $4.6 million related to certain stock awards vesting on certain conditions related to our IPO. As a percentage of revenue, general and administrative costs increased 391 basis points to 19.0% during the nine months ended September 30, 2011 compared to 15.1% during the same period in 2010.

Amortization of Intangibles

Amortization expense for the three months ended September 30, 2011 increased by $2.5 million, or 30%, to $10.8 million compared to $8.3 million in the same period in 2010. The increase was primarily due to a $2.9 million increase in amortization of media content due to our increased investment in our content library in the last twelve months compared to the preceding twelve months. Offsetting this was an overall decrease of $0.5 million in the amortization of certain intangible assets from acquisitions in prior years that are now fully amortized despite incremental amortization expense of $0.3 million in the period arising from acquisitions in 2011.  As a percentage of revenue, amortization of intangible assets decreased 58 basis points to 13.3% during the three months ended September 30, 2011 compared to 12.7% during the same period in 2010 as the result of the increase in revenue and the factors listed above.

Amortization expense for the nine months ended September 30, 2011 increased by $6.3 million, or 26%, to $30.8 million compared to $24.5 million in the same period in 2010. The increase was primarily due to a $8.3 million increase in amortization of media content due to our increased investment in our content library in the last twelve months compared to the preceding twelve months. Offsetting this was a decrease of $2.8 million in the amortization of certain intangible assets from acquisitions in prior years that are now fully amortized despite incremental amortization expense of $0.4 million in the period arising from acquisitions in 2011.  As a percentage of revenue, amortization of intangible assets decreased 85 basis points to 12.8% during the nine months ended September 30, 2011 compared to 13.6% during the same period in 2010 as the result of the increase in revenue and the factors listed above.

Interest Income

Interest income for the three and nine months ended September 30, 2011 changed by less than $0.1 million compared to the same periods in 2010.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 increased by $0.2 million compared to the same periods in 2010 primarily due to the write off of the unamortized debt issuance costs following the replacement of our credit facility during the three months ended September 30, 2011.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2011 increased by less than $0.1 million compared to the same period in 2010.

Other income (expense), net for the nine months ended September 30, 2011 increased by $0.2 million to $(0.3) million of expense compared to $(0.2) million in the same period in 2010. The increase in other income (expense) net during the nine months ended September 30, 2011 was primarily a result of the change in the value of our preferred stock warrants which were recorded at fair value with changes in value recorded in earnings through the closing date of our IPO.

Income Tax (Benefit) Provision

During the three months ended September 30, 2011, we recorded an income tax provision of $0.4 million compared to $1.1 million during the same period in 2010, representing a $0.7 million or (63)% decrease. The decrease was largely due to a reduction in foreign tax expense due to movements in foreign exchange rates and the release of valuation allowance resulting from deferred tax liabilities acquired via business acquisitions during the period available to offset existing deferred tax assets.

During the nine months ended September 30, 2011, we recorded an income tax provision of $2.7 million compared to $2.4 million during the same period in 2010, representing a $0.4 million or 15% increase. The increase was largely due to an increase in state taxes during the period.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted operating income before depreciation and amortization expense, or Adjusted OIBDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted OIBDA financial measure differs from GAAP in that it excludes certain expenses such as depreciation, amortization, stock-based compensation, as well as the financial impact of acquisition and realignment costs, and any gains or losses on certain asset sales or dispositions. Acquisition and realignment costs include such items, when applicable, as (1) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (2) legal, accounting and other professional fees directly attributable to acquisition activity, and (3) integration and employee severance payments attributable to acquisition or corporate realignment activities. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP as it reflects our consolidated revenues net of our traffic acquisition costs. Adjusted OIBDA, or its equivalent, and Revenue ex-TAC are frequently used by securities analysts, investors and others as a common financial measure of our operating performance.
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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted OIBDA for each of the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$39,818	$50,744	$106,109	$152,418
Registrar revenue	25,537	30,729	73,248	88,033
Less: traffic acquisition costs (TAC)(1)	(3,155)	(3,381)	(8,912)	(9,384)
Total revenue ex-TAC	$62,200	$78,092	$170,445	$231,067

Income (loss) from operations	$946	$(3,292)	$(3,310)	$(8,363)
Add:
Depreciation	4,475	5,303	12,963	15,892
Amortization(2)	8,309	10,828	24,482	30,781
Stock-based compensation(3)	2,372	7,755	7,143	22,102
Acquisition and realignment costs(4)	191	1,058	616	1,828
Adjusted OIBDA	$16,293	$21,652	$41,894	$62,240

___________________________________

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

(2)	Represents the amortization expense of our finite lived intangible assets, including that related to our investment in media content assets, included in our GAAP results of operations.

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

(4)
Acquisition and realignment costs include non-cash purchase accounting adjustments, acquisition-related integration expenses and professional fees and employee severance payments from corporate realignment activities.

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

Liquidity and Capital Resources

As of September 30, 2011, our principal sources of liquidity were our cash and cash equivalents in the amount of $79.2 million, which primarily are invested in money market funds, and our $105 million revolving credit facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

Historically, we have principally financed our operations from the issuance of convertible preferred stock, net cash provided by our operating activities and borrowings under our revolving credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings and the net sales and purchases of our marketable securities. Since our inception through September 30, 2011 we also used significant cash to make strategic acquisitions to further grow our business, including those detailed in Note 12 - Business Acquisitions to our condensed consolidated financial statements. We may make further acquisitions in the future.

On August 4, 2011, the Company replaced its previous credit facility by entering into a Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $105 million, five year revolving loan facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate.  The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio. As of September 30, 2011, no principal balance was outstanding under the revolving credit facility, and approximately $98.5 million was available for borrowing and we were in compliance with all covenants.
In the future, we may utilize commercial financings, lines of credit and term loans with our syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our content, platform and technologies.

We expect that the proceeds of our initial public offering, our $105 million revolving credit facility and our cash flows from operating activities together with our cash on hand, will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in content and make potential acquisitions.

The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Nine months ended September 30,
	2010	2011
	(In thousands)
Net cash provided by operating activities	$40,692	$58,125
Net cash used in investing activities	(48,641)	(88,985)
Net cash provided by (used in) financing activities	(10,367)	77,707

Cash Flow from Operating Activities

Nine months ended September 30, 2011

Net cash inflows from our operating activities of $58.1 million primarily resulted from improved operating performance. Our net loss during the period was $(12.1) million, which included non-cash charges of $71.0 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including accounts receivable, deferred registration costs, deposits with registries and accounts payable of $11.7 million, offset by net cash inflows from deferred revenue and accrued expenses of $10.8 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees resulting from growth in our business. The increase in our accounts receivable reflects growth in advertising revenue from our platform including a higher mix of balances from brand advertising sales.

Nine months ended September 30, 2010

Net cash inflows from our operating activities of $40.7 million primarily resulted from improved operating performance. Our net loss during the period was $(6.4) million, which included non-cash charges of $46.6 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including deferred revenue and accrued expenses of $14.6 million, offset by net cash outflows from accounts receivable and deferred registry fees $13.4 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees. The increase in our accounts receivable reflects growth in advertising revenue from our platform including higher balances from brand advertising sales.

Cash Flow from Investing Activities

Nine months ended September 30, 2010 and 2011

Net cash used in investing activities was $89.0 million and $48.6 million during the nine months ended September 30, 2011 and 2010, respectively. Cash used in investing activities during the nine months ended September 30, 2011 and 2010 included investments in our intangible assets of $44.0 million and $34.4 million, respectively, investments in our property and equipment of $14.0 million and $16.5 million respectively, which included internally developed software. Cash flows from investing activities also included $31.0 million related to acquisitions made in 2011 as described in Note 12 Business Acquisitions.

Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was largely to support the growth of our business and infrastructure during these periods.

Cash Flow from Financing Activities

Nine months ended September 30, 2010 and 2011

Net cash provided by (used in) financing activities was $77.7 million and $(10.4) million during the nine months ended September 30, 2011 and 2010, respectively.  Cash provided from financing activities in the nine months ended September 30, 2011 included $78.6 million in net proceeds from our IPO net of issuance costs of $3.2 million paid in that period.  Upon the completion of our initial public offering in January 2011, all shares of our convertible preferred stock outstanding converted into 61.7 million shares of our common stock. During the quarter ended March 31, 2010, we paid down $10.0 million outstanding under our revolving credit facility. The Company repurchased $3.7 million of common stock during the nine months ended September 30, 2011 and received proceeds of $4.4 million from the exercise of stock options.

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

Off Balance Sheet Arrangements

As of September 30, 2011, we did not have any off balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2010 and 2011, we used $16.5 million and $14.0 million in cash to fund capital expenditures to create internally developed software and purchase equipment. We currently anticipate making further capital expenditures of between $7.5 million and $9.0 million during the remainder of the year ending December 31, 2011.

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

Concentrations of Credit Risk

As of September 30, 2011, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2010 and September 30, 2011, components of our consolidated accounts receivable balance comprising more than 10%:

	December 31, 2010	September 30, 2011
Google, Inc.	33%	27%

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

As disclosed in Note 12 - Business Acquisitions to our condensed consolidated financial statements, we acquired certain companies. During the three-month period ended September 30, 2011, we began the process of incorporating our internal control over financial reporting into these acquisitions. We plan to exclude the acquisitions from the scope of our annual report on internal controls over financial reporting for the period ended December 31, 2011, as permitted by the SEC.

PART II

OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

The Company was named as a defendant in a lawsuit filed by a former employee in the Los Angeles Superior Court for the State of California. The lawsuit alleged breach of contract, fraud and negligent misrepresentation, and the plaintiff in the matter claimed that Demand Media failed to satisfy its obligations under the asset purchase agreement whereby Demand Media acquired a small media website. On August 30, 2011 the Company and the plaintiff reached a settlement. The settlement, which consisted of a one-time cash payment, and the legal fees and costs related to the defense of the matter were substantially paid by the Company's insurance in force at the time the transaction was consummated. The total payment by the Company in the quarter ended September 30, 2011 was immaterial and consistent with the amount previously accrued by the Company for this matter.

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the nine months ended September 30, 2010 and 2011, we derived approximately 28% and 34%, respectively, of our total revenue from our various advertising arrangements with Google. We use Google for cost-per-click advertising, cost-per-impression advertising, and search results on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. Our Google advertising agreement for our developed websites, such as eHow, expires in the third quarter of 2014. Our Google advertising agreement for our undeveloped websites expires in the second quarter of 2012. In addition, we also engage Google’s DoubleClick ad-serving platform to deliver advertisements to our developed websites, which arrangement expires in the third quarter of 2014, and have another revenue-sharing agreement with respect to revenue generated by our content posted on Google’s YouTube.com, which expires in the fourth quarter of 2012. In the fourth quarter of 2011, we entered into a multi-channel initiative with Google in connection with the production of videos for YouTube.com, and we we expect this initiative will generate significant revenue throughout 2012. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term on terms and conditions less favorable to us would have a material adverse effect on our business, financial condition and results of operations.

Our advertising agreements with Google may not continue to generate levels of revenue commensurate with what we have achieved during past periods. Our ability to generate online advertising revenue from Google depends on its assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements on our owned and operated websites and on our undeveloped websites as well as other components of our relationship with Google’s advertising technology platforms. We have no control over any of these quality assessments or over Google’s advertising technology platforms. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering cost-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the amount of revenue that we generate from online advertisements. Since most of our agreements with Google contain exclusivity provisions, we are prevented from using other providers of services similar to those provided by Google. In addition, Google may at any time change or suspend the nature of the service that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced. These types of changes or suspensions would adversely impact our ability to generate revenue from cost-per-click advertising. Any decrease in revenue due to lower traffic or a change in the type of services that Google provides to us would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to drive and retain visitors to our owned and operated websites and to our customer websites by offering high-quality and commercially valuable content at scale in a cost-effective manner, our business, financial condition and results of operations could be adversely affected.

The primary method that we use to attract traffic to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers is the content created by our freelance creative professionals. How successful we are in these efforts depends, in part, upon our continued ability to create and distribute high-quality, commercially valuable content at scale in a cost effective manner that connects consumers with content that meets their specific interests and enables them to share and interact with the content and supporting communities. We may not be able to create the variety of content in a cost effective manner or that meets rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our owned and operated websites and to our customer websites through which we distribute our content, which would adversely affect our business, revenue, financial condition and results of operations.

One effort we employ to create and distribute our content in a cost effective manner is our proprietary technology and algorithms which are designed to predict consumer demand and return on investment. Our proprietary technology and algorithms have a limited history, and as a result the ultimate returns on our investment in content creation are difficult to predict, and may not be sustained in future periods at the same level as in past periods. Furthermore, our proprietary technology and algorithms are dependent on analyzing existing Internet search traffic data, and our analysis may be impaired by changes in Internet traffic or search engines’ methodologies which we do not have any control over. The failure of our proprietary technology and algorithms to accurately identify new content topics and formats, in scale, as well as the failure to create or effectively distribute new content would have an adverse impact on our business, revenue, financial condition and results of operations.

Throughout 2011, Google has deployed a series of changes to its global English language search engine algorithms, some of which have led the Company to experience a substantial reduction in the total number of Google search referrals to its owned and operated websites. While some of the changes positively impacted traffic to the Company's Content & Media websites, the overall impact was negative primarily due to a decline in traffic to eHow.com.  We anticipate making changes to the way we produce and distribute content in response to these changes by Google, in an effort to improve the consumer experience of our content, and to expand and diversify our content offerings. There can be no assurance that we will successfully implement these changes, which could adversely affect our business, revenue, financial condition and results of operations.

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For the nine months ended September 30, 2011, approximately 40% of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), according to our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers’ websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers’ websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

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

Throughout 2011, Google has deployed a series of changes to its global English language search engine algorithms, some of which have led the Company to experience a substantial reduction in the total number of Google search referrals to its owned and operated websites. While some of the changes positively impacted traffic to the Company's Content & Media websites, the overall impact was negative primarily due to a decline in traffic to eHow.com.

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

•	Distributed Content Creation Platforms. We compete with companies that employ a content creation model with aspects similar to our platform, such as the use of freelance creative professionals.

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

We generated 47% and 53% of our revenue for the nine months ended September 30, 2010 and 2011, respectively, from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that maximizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

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

For the nine months ended September 30, 2010 and 2011, Demand Media generated approximately 23% and 32%, respectively, of our revenue from eHow. No other individual site was responsible for more than 10% of our revenue in these periods. In addition, most of the content that we published during these periods was published to eHow.

eHow depends on various Internet search engines to direct traffic to the site. For the nine months ended September 30, 2011, approximately 59% of eHow’s page view traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those recently implemented by Google, which changes had a negative effect on search referral traffic to eHow and a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, we have already produced a significant amount of content that is housed on eHow and it may become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and operations.

Poor perception of our brand, business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our owned and operated websites and our network of customer websites and providing leads and clicks to our advertisers and customers, which depends in part on our reputation within the industry and with our customers. Because our business is transforming traditional content creation models and is therefore not easily understood by casual observers, our brand, business and reputation is vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even though baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. While disruptive businesses are often criticized early on in their life cycles, we believe we are more frequently targeted than most because of the nature of the business we are disrupting—namely the traditional print and publication media as well as popular Internet publishing methods such as blogging. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and freelance creative professionals who create a majority of our content, which would materially adversely affect our results of operations, financial condition and business. Furthermore, certain of our owned and operated websites, such as LIVESTRONG.com, typeF.com and eHow, as well as some of the content we produce for our network of customer websites, are associated with high-profile experts to enhance the websites’ brand recognition and credibility. In addition, any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have an adverse effect on our business.

We rely primarily on creative professionals for a majority of our online content. We may not be able to attract or retain sufficient creative professionals to generate content on a scale sufficient to grow our business. As we do not control those persons or the source of content, we are at risk of being unable to generate interesting and attractive features and other material content.

We rely primarily on freelance creative professionals for the content that we distribute through our owned and operated websites and our network of customer websites. We may not be able to attract or retain sufficient qualified and experienced creative professionals to generate content on a scale sufficient to grow our business. Furthermore, as we develop new content formats to meet changing consumer demand, we may not offer the volume of traditional content assignments that our creative professionals have grown accustomed to, and some of our creative professionals may seek assignments elsewhere or otherwise stop producing content for us. In addition, our competitors may attempt to attract members of our freelance creative professional community by offering compensation that we are unable to match. We believe that over the past three years our ability to attract and retain creative professionals has benefited from the weak overall labor market and from the difficulties and resulting layoffs occurring in traditional media, particularly newspapers. We are uncertain whether this combination of circumstances is likely to continue and any change to the economy or the media jobs market may make it more difficult for us to attract and retain freelance content creators. While each of our freelance creative professionals are screened through our pre-qualification process, we cannot guarantee that the content created by our creative professionals will be of sufficient quality to attract users to our owned and operated websites and to our network of customer websites. In addition, in the vast majority of cases we have no written agreements with these persons which obligate them to create articles or videos beyond the one article or video that they elect to create at any particular time and have no ability to control their future performance. As a result, we cannot guarantee that our freelance creative professionals will continue to contribute content to us for further distribution through our owned and operated websites and our network of customer websites or that the content that is created and distributed will be sufficient to sustain our current growth rates. In the event that these creative professionals decrease their contributions of such content, we are unable to attract or retain qualified creative professionals or if the quality of such contributions is not sufficiently attractive to our advertisers or to drive traffic to our owned and operated websites and to our network of customer websites, we may incur substantial costs in procuring suitable replacement content, which could have a negative impact on our business, revenue and financial condition.

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

We face significant competition from existing registrars and from new registrars that continue to enter the market. ICANN currently has approximately 1,000 registrars to register domain names in one or more of the generic top level domains, or gTLDs, that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market of competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have already entered the market, may make it difficult for us to maintain our current market share.

The anticipated introduction of new gTLDs by ICANN could substantially change the domain name industry in unexpected ways. If we do not properly manage our response to the change in business environment, it could adversely impact our competitive position or market share.

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

Our success depends in large part on our customers’ renewals of their domain name registrations. Registrar revenue, which is closely tied to domain name registrations represented approximately 37% and 41% of total revenue in the nine months ended September 30, 2010 and 2011, respectively. Our customer renewal rate for expiring domain name registrations was approximately 73% in the nine months ended September 30, 2010 and 2011, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

We were founded in 2006 and have a limited operating history. We have had a net loss in every year since inception. As of September 30, 2011, we had an accumulated deficit of approximately $64.3 million and we may incur net operating losses in the future. Moreover, we anticipate that our cash flows from operating activities in the near term will not be sufficient to fund our investments in the production of content and the purchase of property and equipment, domain names and other intangible assets and may never be. Our business strategy contemplates making substantial investments in our content creation, distribution processes and the development and launch of new products and services, each of which will require significant expenditures. In addition, as a public company, we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

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

•
our ability to expand our existing distribution network to include emerging and alternative channels, including complementary social media platforms such as Facebook, Google+ and Twitter, custom applications for mobile platforms such as the iPhone, Blackberry and Android operating systems, and new types of devices used to access the Internet such as tablet computers ;

•	our ability to identify acquisition targets and successfully integrate acquired businesses into our operations;

•
our ability to attract and retain sufficient qualified and experienced freelance creative professionals to generate content on a scale sufficient to grow our business, as we continue to evolve the formats of content that we produce;

•	our ability to effectively manage our freelance creative professionals, direct advertising sales force, in-house personnel and operations;

•	a reduction in the number of domain names under management or in the rate at which this number grows, due to slow growth or contraction in our markets, lower renewal rates or other factors;

•	reductions in the percentage of our domain name registration customers who purchase additional services from us;

•	timing of and revenue recognition for large sales transactions such as significant new contracts for branded advertising;

•	the mix of services sold in a particular period between our Registrar and our Content & Media service offerings;

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

Our operating margins may experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including expenses related to content creation. For example, historically, we have focused on the creation of shorter-form text articles or standard videos for our owned and operated websites, including "how to" articles for eHow. However, if we increase the number of longer-form or "feature" articles or premium videos or choose to create other forms of content formats, and in turn reduce our investment in the shorter-form types of content, our operating margins may suffer as these other forms of content may be more expensive to create and the corresponding return on investment, if any, could be reduced. In addition, we intend to enter into additional revenue sharing arrangements with our customers which could cause our operating margins to experience downward pressure if a greater percentage of our revenue comes from advertisements placed on our network of customer websites compared to advertisements placed on our owned and operated websites. Additionally, the percentage of advertising fees that we pay to our customers may increase, which would reduce the margin we earn on revenue generated from those customers.

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

We have experienced rapid growth in our operations since our founding in 2006, and we may experience continued growth in our business, both through internal growth and potential acquisitions. For example, our employee headcount grew from approximately 360 to over 600 in the three years ended December 31, 2010. This overall growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth may make it more difficult for us to accomplish the following:

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

Employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares or if the exercise prices of the stock options that they hold are significantly above the market price of our common stock. In addition, employees may be more inclined to leave us if the exercise prices on their stock options that they hold are significantly below the market price of our common stock.
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

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $5.62 to $24.57 through November 11, 2011. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of November 11, 2011, we had 83,842,781 shares of common stock outstanding. Of these shares, a substantial majority were previously restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the pricing of our initial public offering, which expired on July 24, 2011.

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

In addition, we have registered approximately 40.6 million shares reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan will be available for immediate resale in the United States in the open market.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 1, 2011, we acquired substantially all of the assets and assumed certain liabilities of EmergingCast, Inc., a Florida corporation, and EmergingCast, LLC, a Delaware limited liability company, pursuant to an Asset Purchase Agreement, dated as of July 1, 2011. A portion of the consideration for the assets consisted of our common stock and we issued 53,347 shares of common stock to EmergingCast, Inc. and 71 shares of common stock to EmergingCast, LLC.

In addition, as previously disclosed in a current report on Form 8-K filed on August 9, 2011, on August 5, 2011, we acquired 100% of the issued and outstanding membership interests (including 100% of the capital and profits) of RSS Graffiti, LLC, a Delaware limited liability company, pursuant to a Securities Purchase Agreement, dated as of August 5, 2011. A portion of the consideration for the membership interests consisted of our commons stock and we issued 390,311 shares of common stock to certain “accredited investors” (as that term is defined in SEC Rule 501 of Regulation D, as presently in effect, under the Securities Act).

The issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering.

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

The net offering proceeds were initially invested in cash and cash equivalents. We have used the net offering proceeds for investments in media content, international expansion efforts, working capital, product development, sales and marketing activities, general and administrative matters, capital expenditures and to fund the acquisitions of Altcaster, EmergingCast, RSS Graffiti and IndieClick Media Group.

Repurchases of our Common Stock

The following provides information regarding our repurchases of our common stock during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2011	70,591	(1)	11.81	[-]	$ [-]
August 1 - August 31, 2011	94,835	(2)	8.82	51,740	[]
September 1 - September 30, 2011	409,172	(3)	7.80	404,625	[]
Total	574,598		8.46	456,365	[]

As previously disclosed in a current report on Form 8-K filed on August 22, 2011, our Board of Directors approved a stock repurchase program effective as of August 19, 2011 to repurchase up to $25.0 million of our outstanding common stock over the next twelve months as share price, market conditions and other factors warrant.  Under this stock repurchase program, we have cumulatively repurchased a total of 456,365 shares at a total cost of $3,619,000 through September 30, 2011, which amount excludes 77,931 unsettled shares repurchased at a total cost of $621,000. The stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

Our revolving credit facility limits our ability to make cash distributions with respect to our equity interests, such as redemptions, cash dividends and share repurchases, based on a defined leverage ratio. See "Liquidity and Capital Resources" in Part 1, Item 2 of this report for further discussion of our long-term debt.

(1)
Includes 70,591 shares of common stock surrendered by participants under our 2006 Equity Incentive Plan as payment for the exercise price of vested stock options. Shares so surrendered by the participants are withheld or surrendered by us pursuant to the terms of the plan and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)
Includes 36,776 shares of common stock surrendered by participants under our 2010 Incentive Award Plan as payment of applicable withholding taxes due upon the vesting of restricted stock units and 6,319 shares of common stock surrendered by participants under our 2006 Equity Incentive Plan as payment for the exercise price of vested stock options. Shares so surrendered by the participants are withheld or surrendered by us pursuant to the terms of the plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(3)
Includes 4,547 shares of common stock surrendered by participants under our 2006 Equity Incentive Plan as payment for the exercise price of vested stock options. Shares so surrendered by the participants are withheld or surrendered to us pursuant to the terms of the plan and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. Also includes 404,625 shares of common stock that were repurchased under a Rule 10b5-1 Plan, but excludes 77,931 shares of common stock that were repurchased under a Rule 10b5-1 Plan that were unsettled as of September 30, 2011. See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        [REMOVED AND RESERVED]

None.

Item 5.         OTHER INFORMATION

None.

Item 6.        EXHIBITS

Exhibit No	Description of Exhibit
2.1
Securities Purchase Agreement, dated as of August 5, 2011, by and among Demand Media, Inc., RSS Graffiti, LLC, the holders of the membership interests of RSS Graffiti, LLC and Folie Investment Group LLC, as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2011)

2.2
Stock Purchase Agreement, dated as of August 8, 2011, by and among Demand Media, Inc., IndieClick Media Group, Inc, the holders of the shares of common stock of IndieClick Media Group, Inc. and Peter Luttrell, as the Seller Representative (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2011)

10.1†	Amendment Number 3 to Google Services Agreement, entered into as of September 1, 2011, between Google, Inc. and Demand Media, Inc.
10.2
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMAND MEDIA, INC.

By:	/s/ Richard M. Rosenblatt
Name:	Richard M. Rosenblatt
Title:	Chairman and Chief Executive Officer

By:	/s/ Charles S. Hilliard
Name:	Charles S. Hilliard
Title:	President and Chief Financial Officer

Date:  November 14, 2011

Exhibit Index

Exhibit No	Description of Exhibit
2.1
Securities Purchase Agreement, dated as of August 5, 2011, by and among Demand Media, Inc., RSS Graffiti, LLC, the holders of the membership interests of RSS Graffiti, LLC and Folie Investment Group LLC, as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2011)

2.2
Stock Purchase Agreement, dated as of August 8, 2011, by and among Demand Media, Inc., IndieClick Media Group, Inc, the holders of the shares of common stock of IndieClick Media Group, Inc. and Peter Luttrell, as the Seller Representative (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2011)

10.1†	Amendment Number 3 to Google Services Agreement, entered into as September 1, 2011, between Google, Inc. and Demand Media, Inc.
10.2
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment request.