Form 10-K
period 2011-12-31
DEMAND MEDIA INC.
filed 2012-02-24
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2011, the aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $439 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange). As of February 23, 2012, there were 83,388,483 shares of the common stock, $0.0001 par value, outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on June 13, 2012.

DEMAND MEDIA, INC.

PART I
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. under the heading entitled "Risk Factors." Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
"Demand Media," "eHow," "Cracked" and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Item 1.    Business
Our Mission
Our mission is to fulfill the world's demand for commercially valuable content.
Overview
Demand Media is a leader in an Internet-based model for the professional creation and distribution of high-quality, commercially valuable, long-lived content at scale. Our differentiated approach to content creation is driven by consumers' desire to find specific information across the Internet. By listening to consumers and the signals that they send, we are able to create and deliver content that fulfills their needs. Through our content creation and distribution platform-which combines a studio of freelance creative professionals with proprietary algorithms and processes combined with editorial oversight-we identify, create, distribute, license, and monetize in-demand, long-lived content formats.
Our business is comprised of two distinct and complementary service offerings: Content & Media and Registrar.

•
Our Content & Media offering includes a content creation studio and community of freelance creative professionals, social media applications, and a system of monetization tools. We deploy our proprietary Content & Media platform both to our owned and operated websites, such as eHow.com, LIVESTRONG.com and Cracked.com, as well as to websites operated by our customers, such as USATODAY.com. According to comScore, our owned and operated websites comprised the 17th largest web property in the United States and we attracted over 100 million unique visitors and over 815 million page views worldwide in January 2012.

•
Our Registrar, with over 12.5 million Internet domain names under management as of December 31, 2011, is the world's largest wholesale registrar and the world's second largest registrar overall. As a wholesaler, we provide domain name registration and offer value-added services to over 8,800 active resellers, including small businesses, large e-commerce websites, Internet service providers and web-hosting companies.

Our Content & Media service offering generates revenue primarily through the sale of advertising, both on our owned and operated websites and on our customer's websites, and through the sale or license of content we create for our customers. Our Registrar service offering generates revenue through domain name registration subscriptions and other related value-added services offered by us.
Demand Media was incorporated in Delaware in March 2006. We are headquartered in Santa Monica, California and have offices in other locations in North America, South America and Europe. We completed our initial public offering in January 2011 and our common stock is listed on the New York Stock Exchange under the symbol "DMD".
Industry Background
Over the last decade, the Internet has evolved into a new and significant source of content, challenging traditional media business models by reshaping how content is consumed, created, distributed and monetized. Increased access to the Internet as a result of extensive broadband penetration and the rapid proliferation of connected mobile devices is driving significant growth in demand for niche content online. As a result, there has been an exponential increase in the number of websites and mobile applications created and the amount of content available digitally. Businesses and brands have attempted to gain the attention of consumers by enhancing their online presence, blurring the distinction between traditional publishers and marketers. Concurrently, search technology and social media platforms have continued to improve the organization of and access to the broad range of websites and online information, reshaping consumer behavior and expectations for discovering credible and relevant information online.
Consumption Trends
The Internet has fundamentally changed the consumption of media. The proliferation of the Internet and social media has enabled consumers to seek out and interact with content in different formats across an increasing number of websites. As a result, consumers are changing the way they discover content online, increasingly typing queries into web search engines or directly navigating to well-known, engaging and topical websites to discover and access content from the millions of websites on the Internet. Further, advancements in web search technology and the popularity of social media have enhanced the ability to find specific content associated with personal needs and interests, leading to an accelerating migration of the consumer base away from content consumed on traditional portals. However, we believe that consumers are often faced with incomplete or inaccurate information because the demand for highly specific, relevant information is outpacing the supply of thoughtfully researched, professionally produced content.
Content Creation Trends
The rapid evolution of audience behavior, particularly the significant fragmentation and the shift of audiences online, is changing existing content creation models, including the formats of content that are produced for online consumption. Historically, traditional media companies have generated high-cost, general interest content targeted towards a mass audience of predominantly offline consumers, and have monetized it through advertising or by selling this content directly to consumers. This traditional cost structure is less effective for creating niche content and for selling targeted advertising to fragmented audiences. At the same time, the widespread adoption of social media and other publishing tools has reduced barriers to publishing online content and has enabled a large number of individuals to create and publish different types of content on the Internet. However, the difficulty in constructing profitable business models from their individual endeavors has relegated online content publication largely to bloggers and passionate enthusiasts whose limited resources have often resulted in varying levels of quality. Businesses with online presences have struggled to capitalize on the marketing opportunities presented by new forms of Internet-focused content publishing.
Distribution Trends
Advancements in social media, search monetization and digital publishing technologies have also dramatically reduced barriers to distributing content. As publishers attempt to meet increasing consumer demand for specific content, the number of websites has proliferated at an exponential scale. Prior to these developments, website publishers, similar to traditional media companies, relied primarily on marketing to attract audiences. Now consumers primarily use search engines, social recommendations and mobile applications to discover content. Brands have recognized the potential to attract consumers to their offerings by supplying them with valuable and engaging online content related to their products and services. Further, content increasingly is distributed and accessed virtually anywhere via smart phones, tablet computers and other mobile devices.
Monetization Trends

The percentage of advertising budgets allocated to online advertising still lags the percentage of time spent by people consuming media online. Marketers are seeking better ways to reach the fragmented consumer base in a more targeted fashion. This trend is likely to accelerate as advertising dollars move from offline to online media, and marketers increasingly adopt strategies such as search engine optimization, paid social media and search marketing. Some marketers are attempting to further enhance brand recognition by sponsoring featured online content that is both credible and responsive to consumer interests.
Our Solution
Consuming, creating, distributing and monetizing different types of content online presents new and complex challenges. Currently, content produced by media companies and Internet portals is often expensive to create and focused on event-driven topics that, given their short useful lives, are challenging to sell to advertisers for sufficient amounts to justify their production costs. On the other hand, individuals such as bloggers are able to economically create and publish niche content, but often lack recognized credibility, production scale and broader distribution and monetization capabilities. These challenges have had a profound impact on consumers, freelance creative professionals, website publishers and advertisers who are in need of a solution that connects this disparate media ecosystem.
We have built a platform with a proprietary set of solutions that we believe addresses the market challenges and unfulfilled needs of online consumers, freelance creative professionals, website publishers and advertisers. Our business is comprised of two distinct and complementary service offerings: Content & Media and Registrar. These service offerings provide us with a unique combination of proprietary technologies and social media tools, extensive audience reach through our owned and operated websites and our network of customer websites, a qualified community of freelance creative professionals and access to a significant amount of proprietary Internet data.
Our Content & Media service offering is engaged in creating media content, including text articles, videos and other formats and delivering it along with social media and monetization tools to our owned and operated websites and our network of customer websites. Key elements of our solution include:

•
Content.  We create highly relevant and specific online text articles, videos and other content formats that we believe will have long-term commercial value. The process to select the subject matter of the majority of our content, or our title selection process, includes automated algorithms, third-party and proprietary data and several levels of editorial input to determine what content consumers are seeking, if it is likely to be valuable to advertisers or other customers and whether it can be cost effectively produced. To produce original content for these titles at scale, we engage our robust community of highly-qualified freelance creative professionals and expert contributors. By harnessing the reach of the Internet, we are able to recruit and retain previously inaccessible creative professionals located throughout the United States and in certain other countries. Our content creation process is scaled through a variety of online management tools and overseen by an in-house editorial team, resulting in high-quality, commercially valuable content.

•
Social Media.  We believe that social interaction and engagement is a core element of the online experience for consumers, online publishers, retailers and brands. Our social media tools and social media products, including Pluck, CoveritLive and RSS Graffiti, are interoperable with popular social media platforms such as Facebook. Our social media products are used by publishers to drive traffic, distribute content and increase engagement.

•
Monetization.  Our goal is to deliver targeted placements to advertisers who seek to reach consumers based on the content these consumers are seeking and discovering. Our platform generates revenue primarily through the sale of online advertisements, sourced through advertising networks and through our direct advertising sales force. The system of monetization tools in our platform includes contextual matching algorithms that place advertisements based on website content, yield optimization systems that continuously evaluate performance of advertisements on websites to maximize revenue and ad management infrastructures to manage multiple ad formats and control ad inventory. We sell branded advertisements to advertisers for display on both our owned and operated properties and certain of our network websites.

•
Distribution.  We deploy some or all components of our platform to our owned and operated websites, such as eHow, LIVESTRONG.com and Cracked, as well as to over 400 websites operated by our customers. We also distribute advertising to a portfolio of over 500,000 undeveloped websites that we own. In addition, our platform helps power websites for customers such as the San Francisco Chronicle (SFGate.com) and the National Football League (NFL.com). We also offer our Registrar customers the ability to add contextually related content from our extensive library to their sites as part of a recurring subscription offering.

Our Registrar service offering, in providing domain name registration and related value-added services, contributes several benefits to our Content & Media service offering, including: proprietary data that enhances our analysis of potential valuable websites to add to our portfolio of owned and operated websites; access to potential new customers; and numerous cost savings and efficiencies from shared data centers, infrastructure and personnel.

As a result, we are able to deliver value to our stakeholders, including consumers (individuals who seek and access our content over the Internet), advertisers (large corporations, brand marketers and small businesses seeking access to our consumers), customers (third-party website publishers and brands who display our content on their websites, deploy our social media tools or use our domain registrar services and individuals who pay us to access portions of our websites), and freelance creative professionals (individuals who create and edit text articles, videos and other content formats for our platform).

Content & Media Products and Services
Content Creation
Our Content & Media offering is focused on creating long-lived media content and delivering it along with our social media and monetization tools to our owned and operated websites and to our network of customer websites. We leverage proprietary technology and algorithms and our automated online workflow processes to create content with a predicted economic return above a minimum threshold. We also engage and coordinate the efforts of our community of freelance creative professionals to create content specially ordered or commissioned by our customers and advertisers.

•
Title Generation.  Utilizing a series of proprietary technologies, algorithms and processes, we analyze search query and user behavior data to identify commercially valuable topics that are in-demand. Once commercially valuable titles have been identified, they undergo a multi-step process whereby a subset of our community of qualified freelance creative professionals quality check, edit and approve specific article and video titles.

•
Content Generation.  Our creators can claim titles for text articles, videos and other content formats by searching within categories we make available to them online. After the creative professional submits work product to us, it undergoes a series of human editorial reviews, including, for text articles, copy editing, fact checking and reference checking, as well as an automated plagiarism check.

Content Investment Strategy
We strive to create long-lived content with positive growth characteristics that is expected to yield an attractive financial return over its expected useful life. We base our capital allocation decisions primarily on our analysis of a predicted internal rate of return. Customers and advertisers may also sponsor the creation of content such as the premium online video content we have created for certain brand advertisers.
Internal rates of return for content produced now or in the future may be significantly less than those achieved in previous periods. See Item 1A. "Risk Factors-We base our capital allocation decisions primarily on our analysis of the predicted internal rate of return on content. If the estimates and assumptions we use in calculating internal rate of return on content are inaccurate, our capital may be inefficiently allocated. If we fail to appropriately allocate our capital, our growth rate and financial results will be adversely affected."
Community of Freelance Creative Professionals
We engage our robust community of freelance creative professionals, including copy editors, writers and filmmakers, to create original, commercially valuable online text and video content at scale. In order to ensure that we engage highly qualified content creators with relevant experience, the individuals undergo a rigorous qualification process, which includes the submission of writing samples or examples of previously published work and minimum experience thresholds before they are allowed to participate in generating content for our network of owned and operated websites and customer websites. On some of our video projects, we may engage the services of recognized screen personalities, subject matter experts, make-up artists, set designers and others.
Through our title and content creation processes, we enable our freelance creative professionals to produce valuable content, reach an audience of millions and earn income from available work assignments. We offer our freelance creative professionals the ability to pursue titles and topics in the categories that most align with their area of expertise and competitive payments for their services.
Content Distribution
Owned and Operated.    We deploy our content, social media and system of monetization tools on our owned and operated websites that collectively attracted over 100 million unique visitors who generated over 815 million page views globally during the month ended January 31, 2012, according to comScore. In addition to the content and social media features provided through our platform, some of our websites also feature unique online and mobile applications. Users visit our sites through search engine referrals, direct navigation and social media referrals. Our websites are designed to be easily discoverable by users due to the combination of relevant content, search engine optimization and the ability of users to recommend and share our content via social media websites such as Facebook.
Among our portfolio of owned and operated websites, eHow is our most successful website to-date based on the number of monthly unique visitors. eHow is the 19th largest website in the United States with over 48 million unique visitors in the US during the month ended January 31, 2012 as measured by comScore. eHow's library includes over 3 million text articles and over 160,000 instructional videos that are presented in an easy-to-understand manner. A significant majority of the text articles and videos in the eHow library was created by professionals and topical experts.
Another of our owned and operated sites, LIVESTRONG.com had over 12 million unique users in January 2012 according to comScore. LIVESTRONG.com has an extensive library of health, fitness, lifestyle and nutrition text articles and videos, which combined with interactive tools and social media community features, help users create customized goals and monitor their health, fitness and life achievements.
In addition to eHow and LIVESTRONG.com, our owned and operated websites include Cracked.com, a leading humor website offering original and engaging comedy-driven text articles and videos, and other enthusiast websites across a number of verticals, such as casual games, sports, automotive and general entertainment.
Customer Network.    Our customer network includes leading publishers, brands and retailers, providing the potential to expand our distribution and enhance our monetization opportunities. Over 400 websites operated by our customers, such as the San Francisco Chronicle, deploy some or all components of our platform across their websites, enhancing their content, social media and monetization features and capabilities. In addition, YouTube is a major distributor of our video content, including premium video produced under a multi-channel sponsorship arrangement with YouTube. We believe that our videos on YouTube, which have been viewed more than 3.5 billion times, are particularly attractive to advertisers because they are rights cleared and professionally produced. Collectively, our network of customer websites generated over 4.9 billion page views to our platform during the quarter ended December 31, 2011 according to our internal data.

Content Monetization
We have developed a multi-faceted, proprietary system incorporating advertising networks, including Google AdSense, designed to maximize yields. Our system of monetization tools includes contextual matching algorithms which match advertisements with the content displayed on a website page, yield optimization systems which continuously evaluate performance of advertisements on websites to maximize revenue and ad management infrastructures to manage multiple ad formats and control ad inventory. Consistent with other performance-based advertising programs, we enter into revenue-sharing arrangements with website publishers that utilize our system of monetization tools.
We also have a direct sales force that sells display advertisements across our entire distribution network, spanning both our owned and operated websites and certain of our customer websites.
Social Media Applications
Our integrated social media applications for publishers and brands help drive audience, insights and revenue. Companies primarily use our social media applications to add community-building features to their websites and mobile applications. Key capabilities include user profiles, comments, forums, reviews, real-time blogging, content sharing, media galleries, groups and messaging. Through our social media products, websites can bridge user actions, identities and relationships to leading social networks such as Facebook.
Registrar Products & Services
We own and operate eNom, the world's largest wholesale registrar of Internet domain names and the world's second largest registrar overall, with over 12.5 million domain names under management as of December 31, 2011. As a wholesaler, we provide domain name registration services and related value-added services to resellers, including small businesses, large e-commerce websites, Internet service providers and web-hosting companies. These resellers, in turn, contract directly with domain name registrants to deliver these services. Our Registrar service offering gives resellers the choice of either a highly customizable API model or a turnkey solution. Our customizable API solution includes a selection of over 300 commands and integrates with third-party merchant account and billing tools, hosting and email tools as well as other value-added services. Our turnkey reseller solution allows a reseller to quickly start selling our Registrar service offering products through their own website. We also provide domain name registration and related value-added services directly to consumers.
The Internet Corporation for Assigned Names and Numbers (“ICANN”) recently authorized the launch of a program for the introduction of new generic top level domains ("gTLDs"), defined as the "New gTLD Program”. The New gTLD Program's goals include enhancing competition and consumer choice, and enabling the benefits of innovation via the introduction of a wide range of new gTLDs. We believe that the New gTLD Program will present a variety of significant potential revenue opportunities commencing in 2013, including operating the back end infrastructure for new gTLD registries, owning and operating one or more gTLDs and becoming a registry in our own right, as well as registering a greater number of domains over time through our existing registrar channels.
Through our Registrar, we currently provide the following services to our customers:
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

We have also developed a number of proprietary services designed to help enhance visibility and help drive traffic to our customers' sites, including Business Listing services to help our customers advertise through Whois lookup inquiries and Rich Content, which allows website owners to add articles and videos from our content library to their sites.

Technology
Our technologies include software applications built to run on independent clusters of standard and commercially available servers, with redundancy at each layer: enterprise class storage systems, proprietary application logic and presentation to web visitors. We make substantial use of off the shelf available open source technologies such as Linux, PHP, MySQL, mongoDB, Memcache, and Lucene in addition to commercial platforms from Microsoft, including Windows Operating Systems, SQL Server, and .NET. These systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. Third-party services are also utilized to geographically deliver data using major Content Distribution Network ("CDN") providers.  Virtualization is heavily deployed throughout Demand Media's architecture, which affords scaling dozens of properties in a bi-directional manner.
Our data centers located in North America and Europe host our various public-facing websites and applications, as well as many of our back-end business intelligence and financial systems. Each major website is designed to be fault-tolerant, with collections of application servers connecting to a wide variety of database servers. The infrastructure is equipped with redundant systems as well as enterprise class security solutions to combat events such as Distributed Denial of Service attacks ("DDoS"). Our environment is staffed and equipped with a full scale monitoring solution, in a 24 hours a day-7 days a week manner.
Customers
We currently deploy our platform to website publishers and our Registrar products and services to resellers, including large e-commerce websites, Internet service providers and web-hosting companies and, to a lesser extent, retail consumers. Our top 3 Registrar customers, in the aggregate, represent more than 7.5% of our total consolidated revenue.
Competition
Content & Media
The online content and media market we participate in is new, rapidly evolving and intensely competitive. Competition is expected to intensify in the future as more companies enter the space. We compete for business on a number of factors including return on marketing investment, price, access to targeted audiences and quality. Our principal competitors in this space include traditional Internet companies like Yahoo! and AOL, both of whom are making significant investments in order to compete with aspects of our business. Additionally, we compete with web portals that focus on particular areas of consumer interest such as WebMD and About.com. With respect to our social media tools we compete with companies such as Jive Software and Lithium.
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
Intellectual Property
Our intellectual property, consisting of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions, together with confidentiality agreements and technical measures, to protect the confidentiality of our proprietary rights. As of December 31, 2011, we have been granted 11 patents by the United States Patent and Trademark Office and have 26 patent applications pending in the United States and other jurisdictions. Our patents expire between 2021 and 2031. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we generally do not register the copyrights associated with our content with the United States Copyright Office.
Government Regulation
Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction.
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
Employees
As of December 31, 2011, we had over 600 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.
Available Information
We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available free of charge in the investor relations section of our corporate website (http://ir.demandmedia.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. References to the Company's corporate website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.
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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the year ended December 31, 2010 and 2011, we derived approximately 29% and 33%, respectively, of our total revenue from our various advertising and content arrangements with Google. We use Google for cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. Our Google advertising agreement for our developed websites, such as eHow, expires in the third quarter of 2014. Our Google advertising agreement for our undeveloped websites expires in the second quarter of 2012. In addition, we also utilize Google’s DoubleClick ad-serving platform to deliver advertisements to our developed websites, which arrangement expires in the third quarter of 2014, and have another revenue-sharing agreement with respect to revenue generated by our content posted on Google’s YouTube, which expires in the fourth quarter of 2012. In the fourth quarter of 2011, we entered into a premium multi-channel initiative with Google in connection with the production of premium videos for YouTube, and we expect this initiative will generate significant revenue throughout 2012. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term of such agreements on terms and conditions less favorable to us would have a material adverse effect on our business, financial condition and results of operations.

Our advertising agreements with Google may not continue to generate levels of revenue commensurate with what we have achieved during past periods. Our ability to generate online advertising revenue from Google depends on its assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements on our owned and operated websites and on our network of customer websites as well as other components of our relationship with Google’s advertising technology platforms. We have no control over any of these quality assessments or over Google’s advertising technology platforms. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering cost-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the amount of revenue that we generate from online advertisements. Since most of our agreements with Google contain exclusivity provisions, we are prevented from using other providers of services similar to those provided by Google. In addition, Google may at any time change or suspend the nature of the service that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced. These types of changes or suspensions would adversely impact our ability to generate revenue from cost-per-click advertising. Any change in the type of services that Google provides to us could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to drive and retain visitors to our owned and operated websites and to our customer websites by offering high-quality, engaging and commercially valuable content at scale in a cost-effective manner, our business, financial condition and results of operations could be adversely affected.

The primary method that we use to attract traffic to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers is the content created by our freelance creative professionals. How successful we are in these efforts depends, in part, upon our continued ability to create and distribute high-quality, commercially valuable content at scale in a cost-effective manner that connects consumers with the formats and types of content that meets their specific interests and enables them to share and interact with the content and supporting communities. We may not be able to create the variety and types of content in a cost-effective manner or that meets rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our owned and operated websites and to our customer websites through which we distribute our content, which would adversely affect our business, revenue, financial condition and results of operations.

One effort we employ to create and distribute our content in a cost-effective manner is our proprietary technology and algorithms which are designed to predict consumer demand and return on investment. Our proprietary technology and algorithms have a limited history, and as a result the ultimate returns on our investment in content creation are difficult to predict, and may not be sustained in future periods at the same level as in past periods. Furthermore, our proprietary technology and algorithms are dependent on analyzing existing Internet search traffic data, and our analysis may be impaired by changes in Internet traffic or search engines’ methodologies which we do not have any control over. The failure of our proprietary technology and algorithms to accurately identify new content topics and formats, at scale, as well as the failure to create or effectively distribute new content would have an adverse impact on our business, revenue, financial condition and results of operations.

Throughout 2011, Google deployed a series of changes to its search engine algorithms, some of which have led the Company to experience a substantial reduction in the total number of Google search referrals to its owned and operated websites. The overall impact of these changes on traffic to the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com beginning in the second quarter of 2011.  We have started making changes to the way we produce and distribute content in response to these changes by Google and intend to continue to do so in the future in an effort to improve the consumer experience on our websites and to expand and diversify our content offerings. There can be no assurance that these changes or any future changes will be successfully implemented, which could adversely affect our business, revenue, financial condition and results of operations.

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For the year ended December 31, 2011, approximately 39% of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), according to our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers’ websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers’ websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

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

Throughout 2011, Google deployed a series of changes to its search engine algorithms, some of which caused the Company to experience a substantial reduction in the total number of Google search referrals to its owned and operated websites. The overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com beginning in the second quarter of 2011.

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

We invest in content and content formats based on our calculation of the internal rate of return on previously published content cohorts for which we believe we have sufficient data. For purposes of these calculations, a content cohort is typically defined as all of the content we publish in a particular quarter. We calculate the internal rate of return on a cohort of content as the annual discount rate that, when applied to the advertising revenue, less certain direct ongoing costs, generated from the cohort over a period of time, produces an amount equal to the initial investment in that cohort. Our calculations are based on certain material estimates and assumptions that may not be accurate. Accordingly, the calculation of internal rate of return may not be reflective of our actual returns. The material estimates and assumptions upon which we rely include estimates about portions of the costs to create content and the revenue allocated to that content. We make estimates regarding when revenue for each cohort will be received. Our internal rate of return calculations are highly dependent on the timing of this revenue, with revenue earned earlier resulting in greater internal rates of return than the same amount of revenue earned in subsequent periods.

We use more estimates and assumptions to calculate the internal rate of return on video content because our systems and processes to collect historical data on video content are less robust. As a result, our data on video content may be less reliable. If our estimates and calculations do not accurately reflect the costs or revenue associated with our content, the actual internal rate of return of a cohort may be more or less than our estimated internal rate of return for such cohort. In such an event, we may misallocate capital and our growth, revenue, financial condition and results of operations could be negatively impacted.

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

We face intense competition from a wide range of competitors, including online marketing and media companies, social media outlets, integrated social media platforms and other specialist and enthusiast websites. Our current principal competitors include:

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

•
Social Media Outlets. We compete with social media outlets such as Facebook, Twitter and Google+, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers.

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

We generated 48% and 52% of our revenue for the years ended December 31, 2010 and 2011, respectively, from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that maximizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

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

Furthermore, brands and advertisers are increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook. If this trend were to continue and we were unable to offer a competitive or similar advertising opportunity, this could adversely impact our ability to maintain or increase our revenue from advertising.

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

If we are unable to generate advertising revenue due to factors outside of our control, then our business, financial condition and results of operations would be adversely affected.

Since the success of our Content & Media service offering has been closely tied to the success of eHow, if eHow’s performance falters it could have a material adverse effect on our business, financial condition, and operations.

For the years ended December 31, 2010 and 2011, Demand Media generated approximately 25% and 31%, respectively, of our revenue from eHow. No other individual site was responsible for more than 10% of our revenue in these periods. In addition, most of the content that we published during these periods was published to eHow.

eHow depends on various Internet search engines to direct traffic to the site. For the year ended December 31, 2011, approximately 54% of eHow’s page view traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those recently implemented by Google, which changes had a negative effect on search referral traffic to eHow and a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, we have already produced a significant amount of content that is housed on eHow and it may become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and results of operations.

Poor perception of our brands, business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our owned and operated websites and our network of customer websites and providing leads and clicks to our advertisers and customers, which depends in part on our reputation within the industry and with our customers. Because our business is transforming traditional content creation models and is therefore not easily understood by casual observers, our brands, business and reputation are vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even though baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. While disruptive businesses are often criticized early on in their life cycles, we believe we are more frequently targeted than most because of the nature of the business we are disrupting—namely the traditional print and publication media as well as popular Internet publishing methods such as blogging. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and freelance creative professionals who create a majority of our content, which would materially adversely affect our results of operations, financial condition and business. Furthermore, certain of our owned and operated websites, such as LIVESTRONG.com and eHow, as well as some of the content we produce for our network of customer websites, are associated with high-profile experts to enhance the websites’

brand recognition and credibility. In addition, any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have an adverse effect on our business.

We rely primarily on creative professionals for a majority of our online content. We may not be able to attract or retain sufficient creative professionals to generate content on a scale or of a quality sufficient to grow our business. As we do not control those persons or the source of content, we are at risk of being unable to generate interesting and attractive features and other material content.

We rely primarily on freelance creative professionals for the content that we distribute through our owned and operated websites and our network of customer websites. We may not be able to attract or retain sufficient qualified and experienced creative professionals to generate content on a scale or of a quality sufficient to grow our business. For example, our premium video initiatives may require the engagement of producers, contributors, talent, editors and filmmakers with a specialized skill set, and there is no assurance that we will be able to engage such specialists in a cost-effective manner or at all. Furthermore, as we develop new content formats to meet changing consumer demand, we may not offer the volume of traditional content assignments that our creative professionals have grown accustomed to, and some of our creative professionals may seek assignments elsewhere or otherwise stop producing content for us. In addition, our competitors may attempt to attract members of our freelance creative professional community by offering compensation that we are unable to match. We believe that over the past four years our ability to attract and retain creative professionals has benefited from the weak overall labor market and from the difficulties and resulting layoffs occurring in traditional media, particularly newspapers. We are uncertain whether this combination of circumstances is likely to continue and any change to the economy or the media jobs market may make it more difficult for us to attract and retain freelance creative professionals. While each of our freelance creative professionals are screened through our pre-qualification process, we cannot guarantee that the content created by our creative professionals will be of sufficient quality to attract users to our owned and operated websites and to our network of customer websites. In addition, in the vast majority of cases we have no written agreements with these persons which obligate them to create articles or videos beyond the one article or video that they elect to create at any particular time and have no ability to control their future performance. As a result, we cannot guarantee that our freelance creative professionals will continue to contribute content to us for further distribution through our owned and operated websites and our network of customer websites or that the content that is created and distributed will be sufficient to sustain our current growth rates. In the event that these creative professionals decrease their contributions of such content, we are unable to attract or retain qualified creative professionals or if the quality of such contributions is not sufficiently attractive to our advertisers or to drive traffic to our owned and operated websites and to our network of customer websites, we may incur substantial costs in procuring suitable replacement content, which could have a negative impact on our business, revenue and financial condition.

We may not be successful in developing premium video content and other new content formats, which may limit our future growth and have a negative effect on our business, revenue, financial condition and results of operations.

One potential area of growth for us is in the development of new content formats such as premium video for distribution through our owned and operated websites and our network of customer websites. We recently entered into a multi-channel, premium video sponsorship relationship with YouTube, and we are investing in our content creation studio capabilities to increase our capacity to produce premium video content and other non-video longer-form and high quality content formats. We have limited experience in developing premium video content and other types of new content formats. We cannot be certain that we will be successful in producing new content formats or that our new content formats will gain market acceptance. Our inability to expand our content offerings may limit our future growth and have a negative effect on our business, revenue, financial condition and results of operations.

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

Our enterprise-class social media tools allow websites to add feature-rich applications, such as user profiles, comments, forums, reviews, blogs, photo and video sharing, media galleries, groups and messaging offered through our social media application product suite. We also provide social media services by powering live events with social engagement tools. In addition to adding new customers for our social media products, to increase our revenue, we must sell additional social media products to existing customers and encourage existing customers to maintain or increase their usage levels. If our existing and prospective customers do not perceive our social media products to be of sufficiently high quality, we may not be able to retain our current customers or attract new customers. We sell our social media products pursuant to service agreements that are generally one to two years in length. Our customers have no obligation to renew their contracts for our products after the expiration of their initial commitment period, and these agreements may not be renewed at the same or higher level of service, if at all. In addition, these agreements generally require us to keep our product suite operational with minimal service interruptions and to provide limited credits to media customers in the event that we are unable to maintain these service levels. To date, service level credits have not been significant. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements, including the right to cancel if our social media product suite suffers repeated service interruptions. If we are unable to attract new customers for our social media products, our existing customers do not renew or terminate their agreements for our social media products or we are required to provide service level credits in the future as a result of the operational failure of our social media products, then our operating results could be harmed.

Wireless devices and mobile phones are increasingly being used to access the Internet, and our online marketing services may not be as effective when accessed through these devices, which could cause harm to our business.

The number of people who access the Internet through devices other than personal computers has increased substantially in the last few years. In general our Content & Media services were designed for persons accessing the Internet on a desktop or laptop computer. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our offerings. In addition, mobile advertising yields are currently frequently lower than those on other devices. We must also ensure that our licensing arrangements with third-party content providers allow us to make this content available on these devices. If we cannot effectively make our content, products and services available on these devices, fewer consumers may access and use our content, products and services. Also, if our services continue to be less effective or economically attractive for customers seeking to engage in advertising through these devices and this segment of Internet traffic grows at the expense of traditional computer Internet access, we will experience difficulty attracting website visitors and attracting and retaining customers and our operating results and business will be harmed.

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
A number of our owned and operated websites and our network of customer websites are undeveloped or minimally developed properties that primarily contain advertising listings and links. As part of our registration process, we perform searches, analysis and screenings to determine if the domain names of our owned and operated websites in combination with the advertisements displayed on those sites violate the trademark or other rights owned by third parties. Despite these efforts, we may inadvertently register the domain names of properties that are identical or similar to another party’s trademark or the name of a living or deceased person. Moreover, our efforts are inherently limited due to the fact that the advertisements displayed on our undeveloped websites are delivered by third parties and the advertisements may vary over time or based on the location of the viewer. We may face primary or secondary liability in the United States under the Anticybersquatting Consumer Protection Act or under general theories of trademark infringement or dilution, unfair competition or under rights of publicity with respect to the domain names used for our owned and operated websites. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties and reputational harm, which could increase our costs of operations, reduce our profits or cause us to forgo opportunities that would otherwise support our growth.

We may not succeed in establishing our businesses internationally, which may limit our future growth.

One potential area of growth for us is in the international markets. We have launched a site in the United Kingdom, recently launched a beta version of eHow en Español (a Spanish language site that targets both the U.S. Hispanic market, as well as the larger Spanish-speaking market worldwide) and are exploring launches in certain other countries. We have also been investing in translation capabilities for our technologies. We recently acquired a Spanish language content creation business platform located in Argentina. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally may have a negative effect on our business, revenue, financial condition and results of operations.

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

Our success depends in large part on our customers’ renewals of their domain name registrations. Registrar revenue, which is closely tied to domain name registrations represented approximately 40% and 37% of total revenue in the year ended December 31, 2010 and 2011, respectively. Our customer renewal rate for expiring domain name registrations was approximately 71% and 74% in the year ended December 31, 2010 and 2011, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

Our role as a registrar of domain names and a provider of website hosting services may subject us to potential liability for illegal activities by our customers on their websites. For example, we were named as a party to a lawsuit that has subsequently been dismissed in which a group registered a domain name through our registrar and proceeded to fill the site with content that was allegedly defamatory to another business whose name is similar to the domain name. We have also been criticized in the past for not being more proactive in policing online pharmacies acting in violation of U.S. laws. We provide an automated service that enables users to register domain names and populate websites with content. We do not monitor or review, nor does our accreditation agreement with ICANN require that we monitor or review, the appropriateness of the domain names we register for our customers or the content of our network of customer websites, and we have no control over the activities in which our customers engage. While we have policies in place to terminate domain names or to take other appropriate action if presented with a court order, governmental injunction or evidence of illegal conduct from law enforcement or a trusted industry partner, we have in the past been publicly criticized for not being more proactive in this area by consumer watchdogs and we may encounter similar criticism in the future. This criticism could harm our reputation. Conversely, were we to terminate a domain name registration in the absence of legal compulsion or clear evidence of illegal conduct from a legitimate source, we could be criticized for prematurely and improperly terminating a domain name registered by a customer. In addition, despite the policies we have in place to terminate domain name registrations or to take other appropriate actions, customers could nonetheless engage in prohibited activities.

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

We may experience unforeseen liabilities in connection with our acquisition of Internet domain names or arising out of third-party domain names included in our distribution network, which could negatively impact our financial results.

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

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com, presently charges a $7.85 fee for each .com registration after a recently enacted 7% fee increase. ICANN charges a $0.18 fee for each domain name registered in the generic top level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign will continue as the exclusive registry for the .com gTLD through at least November 30, 2012. The recently announced 7% fee increase is the final fee increase authorized under the current registry agreement for the .com TLD. The increase in these fees either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

We intend to participate in ICANN's New gTLD Program, which may present us with unique operational and other risks. If we are unsuccessful in managing these risks, our business, financial condition and results of operations could be adversely affected.

We intend to pursue certain opportunities in connection with ICANN's New gTLD Program, which may include operating the back-end infrastructure for new gTLD registries and/or owning and operating one or more of our own gTLDs. We currently have no operating experience providing back-end registry services to existing registries or acting as an owner and operator of domain name registries for gTLD strings. Our participation in the New gTLD Program may involve us in new and complex processes with respect to the application and awarding of gTLD strings by ICANN, as well as require us to rely upon, negotiate and collaborate with independent third parties. In addition, we expect to compete with other established and more experienced operators in these proposed service offerings. If we are unsuccessful in managing these risks, our business, financial condition and results of operations could be adversely affected.

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

We were founded in 2006 and have a limited operating history. We have had a net loss in every year since inception. As of December 31, 2011, we had an accumulated deficit of approximately $70.8 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and sufficient positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

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

•	our ability to continue to create and develop content and content formats that attract users to our owned and operated websites and to our network of customer websites that distribute our content;

•
our ability to expand our existing distribution network to include emerging and alternative channels, including complementary social media platforms such as Facebook, Google+ and Twitter, dedicated applications for mobile platforms such as the iPhone, Blackberry and Android operating systems, and new types of devices used to access the Internet such as tablet computers ;

•	our ability to identify acquisition targets and successfully integrate acquired businesses into our operations;

•
our ability to attract and retain sufficient qualified and experienced freelance creative professionals to generate content formats on a scale sufficient to grow our business, as we continue to evolve the formats of content that we produce;

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

•	our ability to identify, develop and successfully launch new products and services;

•	the timing and success of new services and technology enhancements introduced by our competitors, which could impact both new customer growth and renewal rates;

•	the entry of new competitors in our markets;

•	our ability to keep our platform, domain name registration services and our owned and operated websites operational at a reasonable cost and without service interruptions;

•	increased product development expenses relating to the development of new services;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure;

•	changes in generally accepted accounting principles;

•	our focus on long-term goals over short-term results;

•	federal, state or foreign regulation affecting our business; and

•	weakness or uncertainty in general economic or industry conditions.

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

Our operating margins may experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including expenses related to content creation. For example, historically, we have focused on the creation of shorter-form text articles or standard videos for our owned and operated websites, including

"how to" articles for eHow. However, as we increase the number of longer-form or "feature" articles or premium videos or choose to create other forms of content formats, and in turn reduce our investment in the shorter-form types of content, our operating margins may suffer as these other forms of content may be more expensive to create and the corresponding return on investment, if any, could be reduced. In addition, we intend to enter into additional revenue sharing arrangements with our customers which could cause our operating margins to experience downward pressure if a greater percentage of our revenue comes from advertisements placed on our network of customer websites compared to advertisements placed on our owned and operated websites. Additionally, the percentage of advertising fees that we pay to our customers may increase, which would reduce the margin we earn on revenue generated from those customers.

Our historic revenue growth rate may not be sustainable.

Our revenue increased rapidly in each of the fiscal years ended December 31, 2008 through December 31, 2011. We may not be able to sustain our revenue growth rate in future periods and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our future growth fails to meet investor or analyst expectations, it could have a materially negative effect on our stock price. If our growth rate were to decline significantly or become negative, it would adversely affect our business, financial condition and results of operations.

If we do not effectively manage our growth, our operating performance will suffer and we may lose consumers, advertisers, customers and freelance creative professionals.

We have experienced rapid growth in our operations since our founding in 2006, and we may experience continued growth in our business, both through internal growth and potential acquisitions. For example, our employee headcount grew from approximately 475 to over 600 in the three years ended December 31, 2011. This overall growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth may make it more difficult for us to accomplish the following:

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

Our industry is undergoing rapid change, and our business model is also evolving, which makes it difficult to evaluate our current business and future prospects.
We derive a significant portion of our revenue from the sale of advertising on the Internet, which is an evolving industry that has undergone rapid and dramatic changes in industry standards, consumer and customer demands and advertising trends. In addition, our business model is also evolving and is distinct from many other companies in our industry, and it may not lead to long-term growth or success. For example, the ways in which online advertisements are delivered are rapidly changing and an increasing percentage of advertisements are being delivered through social media websites and platforms as opposed to traditional portals or content websites. If advertisers determine that their yields on such social media sites significantly outstrip their return on other types of websites, such as our owned and operated websites, our business and operating results could be adversely impacted. We need to continually evolve our services and the way we deliver them in order to keep up with such changes to remain relevant to our customers, and we may not be able to do so quickly, cost-effectively or at all.
We have made and may make additional acquisitions that could entail significant execution, integration and operational risks.
We have made numerous acquisitions in the past, including four in 2011, and our future growth may depend, in part, on acquisitions of complementary websites, businesses, solutions or technologies rather than internal development. We may continue to make acquisitions in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

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
If the security measures for our systems are breached, or if our products or services are subject to attacks that degrade or deny the ability of administrators, developers, users and customers to maintain or access them, our systems, products and services may be perceived as not being secure.  If any such events occur, users, customers, advertisers and publishers may curtail or stop using our products and services, and we may incur significant legal and financial exposure, all of which could have a negative impact on our business, financial condition and results of operations.

Some of our systems, products and services involve the storage and transmission of information regarding our users, customers, and our advertising and publishing partners, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to this information. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our systems and the stored data therein. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our systems, products and services that could potentially have an adverse effect on our business, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or publishers.

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

In 2010, we deployed the first phase of our enterprise reporting system, Oracle Applications ERP and Platform, to assist the management of our financial data and reporting, and to automate certain business wide processes and internal controls. In 2011, we have started to implement additional build-outs, customizations and/or applications associated with this system that require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding information systems. We cannot be sure that the expansion of any of our systems, including our Oracle system, will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement informational systems on a timely basis or at all, our operations may be disrupted and or our operating results could suffer. In addition, any new information system deployments may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

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

When a user visits our websites or certain pages of our customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with content or advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the user. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites which set forth our policies and practices related to the collection and use of consumer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenues.

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
We receive, process and store large amounts of personal data of users on our owned and operated websites and from our freelance creative professionals. Our privacy and data security policies govern the collection, use, sharing, disclosure and protection of this data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. Our failure or the failure of various third‑party vendors and service providers to comply with applicable privacy policies or applicable laws and regulations or any compromise of security that results in the unauthorized release of personal information or other user data could adversely affect our business, revenue, financial condition and results of operations.
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

A reclassification of our freelance creative professionals from independent contractors to employees by tax authorities could require us to pay retroactive taxes and penalties and significantly increase our cost of operations.
We contract with freelance creative professionals as independent contractors to create the substantial majority of the content for our owned and operated websites and for our network of customer websites. Because we consider our freelance creative professionals with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers' compensation insurance with respect to such freelance creative professionals. Our contracts with our independent contractor freelance creative professionals obligate these freelance creative professionals to pay these taxes. The classification of freelance creative professionals as independent contractors depends on the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the freelance creative professionals engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. In addition, if it was determined that our content creators were employees, the costs associated with content creation would increase significantly and our financial results would be adversely affected.

We are subject to risks related to credit card payments we accept. If we fail to be in compliance with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to accept credit card payments, which would have a material adverse effect on our business, financial condition or results of operations.
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
Our revolving credit facility with a syndicate of commercial banks contains financial and other restrictive covenants which, if breached, could result in the acceleration of any outstanding indebtedness we may have under the facility.
Our revolving credit facility with a syndicate of commercial banks contains financial covenants that require, among other things, that we maintain a minimum fixed charge coverage ratio, a maximum net senior leverage ratio and a maximum net total leverage ratio. In addition, our revolving credit facility contains covenants restricting our ability to, among other things:

•	incur additional debt or incur or permit to exist certain liens;

•	pay dividends or make other distributions or payments on capital stock;

•	make investments and acquisitions;

•	enter into transactions with affiliates; and

•	transfer or sell our assets.

These covenants could adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default and acceleration of our indebtedness. Furthermore, if the syndicate of commercial banks is unwilling to waive certain covenants, we may be forced to amend our revolving or replace credit facility on terms less favorable than current terms or enter into new financing arrangements. As of December 31, 2011, we had no indebtedness outstanding under this facility, but had standby letters of credit of approximately $7.0 million outstanding.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $5.62 to $24.57 through February 23, 2012. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

•
publication of third-party reports that inaccurately assess the performance of our business or certain operating metrics such as search referral traffic, the ranking of our content in search engine results or page view trends;

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of February 23, 2012, we had 83,388,483 shares of common stock outstanding.

Certain stockholders owning a majority of our outstanding shares are party to a stockholders agreement that entitles them to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, certain shareholders, including investors in our preferred stock that converted into common stock as well as current and former employees, are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such stock with the SEC.

In addition, we have registered approximately 44 million shares reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan will be available for immediate resale in the United States in the open market.

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
Our recently announced stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

We recently announced a stock repurchase program approved by our board of directors whereby we are authorized to repurchase shares of our common stock. Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs and the availability of adequate funds, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program,. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

As a public company, we are subject to compliance initiatives that will require substantial time from our management and result in significantly increased costs that may adversely affect our operating results and financial condition.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management's attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations.    We also expect that these laws and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors, or as executive officers.

We are required to make an assessment of the effectiveness of our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Further, our independent registered public accounting firm has been engaged to express an opinion on the effectiveness of our internal controls over financial reporting for our financial year ending December 31, 2012. Section 404 requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting for each fiscal year. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. If we are unable to comply with the requirements of Section 404, management may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to provide the required financial information in a timely reliable manner could materially and adversely impact our financial condition and the trading price of our securities. In addition, we may incur additional expenses and commitment of management's time in connection with further assessments of our compliance with the requirements of Section 404, which could materially increase our operating expenses and adversely impact our operating results.

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

•
the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We do not own any real estate. We lease an aggregate of 65,000 square feet at four locations in Santa Monica, California for our corporate headquarters and Content & Media service offering. We also lease an approximately 34,000 square-foot facility for the headquarters of our Registrar service offering in Kirkland, Washington and an approximately 27,000 square-foot facility primarily for our Content & Media service offering in Austin, Texas. We also lease sales offices, support facilities and data centers in other locations in North America, South America and Europe. We believe our current and planned data centers and offices will be adequate for the foreseeable future.
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

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading publicly on the New York Stock Exchange under the symbol "DMD" on January 26, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated and on a per-share basis, the high and low intra-day sale prices of our common stock as reported by the New York Stock Exchange since our initial public offering.

	High	Low
Fiscal Year end December 31, 2011
First Quarter (beginning January 26, 2011)	$26.46	$18.20
Second Quarter	$27.38	$12.56
Third Quarter	$13.89	$7.12
Fourth Quarter	$8.19	$5.24
Holders of Record
As of February 23, 2012, our common stock was held by approximately 104 stockholders of record and there were 83,388,483 shares of common stock outstanding. Stockholders of record does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Performance Graph
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Demand Media under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph compares the cumulative total return of our common stock for the period starting on January 26, 2011, the date of our initial public offering, and ending on December 31, 2011, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on January 26, 2011, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following provides information regarding our repurchase of our common stock during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2011	609,905		7.01	609,905	$ [-]
November 1 - November 30, 2011	448,583		7.13	448,583	[-]
December 1 - December 31, 2011	825,708	(1)	7.24	825,708	[-]
Total	1,884,196		7.14	1,884,196	[-]

(1)	Excludes 192,020 shares of common stock that were repurchased under a Rule 10b5-1 Plan that were unsettled as of December 31, 2011.
As previously disclosed in a current report on Form 8-K filed on August 22, 2011, our Board of Directors approved a stock repurchase program effective as of August 19, 2011 to repurchase up to $25.0 million of our outstanding common stock as share price, market conditions and other factors warrant.  In addition, as previously disclosed in a current report on Form 8-K filed on February 16, 2012, our Board of Directors approved a $25.0 million increase to this previously approved stock repurchase program, for an aggregate amount of $50.0 million of repurchases under the program. Under the stock repurchase program, we have cumulatively repurchased a total of approximately 2.3 million shares at a total cost of $17.1 million through December 31, 2011, which amount excludes 192,020 unsettled shares repurchased at a total cost of approximately $1.3 million as of such date. The stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See “Liquidity and Capital Resources” in Part II, Item 7 of this report on Form 10-K for further discussion of our share repurchases.

Our revolving credit facility limits our ability to make cash distributions with respect to our equity interests, such as redemptions, cash dividends and share repurchases, based on a defined leverage ratio. See "Liquidity and Capital Resources" in Part II, Item 7 of this report on Form 10-K for further discussion of our long-term debt.

Item 6.    Selected Financial Data
Demand Media was incorporated on March 23, 2006 and had no substantive business activities prior to the acquisition of eNom, Inc in April 2006. The consolidated statements of operations data for the years ended December 31, 2009, 2010 and 2011, as well as the consolidated balance sheet data as of December 31, 2010 and 2011, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the nine months ended December 31, 2007 and year ended December 31, 2008, as well as the consolidated balance sheet data as of December 31, 2007, 2008 and 2009 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.
The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Nine months ended December 31,	Year ended December 31,
	2007 (2)	2008 (2)	2009	2010	2011(2)
Consolidated Statements of Operations:		(In thousands except per share amounts)
Revenue	$102,295	$170,250	$198,452	$252,936	$324,866
Operating expenses
Service costs (exclusive of amortization of intangible assets)	57,833	98,184	114,536	131,332	155,830
Sales and marketing	3,601	15,310	20,044	24,424	37,394
Product development	10,965	14,252	21,657	26,538	38,146
General and administrative	19,584	28,070	28,479	37,371	59,451
Amortization of intangible assets	17,393	33,204	32,152	33,750	47,174
Total operating expenses	109,376	189,020	216,868	253,415	337,995
Loss from operations	(7,081)	(18,770)	(18,416)	(479)	(13,129)
Other income (expense)
Interest income	1,415	1,636	494	25	56
Interest expense	(1,245)	(2,131)	(1,759)	(688)	(861)
Other income (expense), net	(999)	(250)	(19)	(286)	(413)
Total other income (expense)	(829)	(745)	(1,284)	(949)	(1,218)
Loss before income taxes	(7,910)	(19,515)	(19,700)	(1,428)	(14,347)
Income tax (expense) benefit	2,293	4,612	(2,771)	(3,897)	(4,177)
Net loss	(5,617)	(14,903)	(22,471)	(5,325)	(18,524)
Cumulative preferred stock dividends	(14,059)	(28,209)	(30,848)	(33,251)	(2,477)
Net loss attributable to common stockholders	$(19,676)	$(43,112)	$(53,319)	$(38,576)	$(21,001)
Net loss per share:(1)
Basic and diluted	$(4.25)	$(5.27)	$(4.78)	$(2.86)	$(0.27)
Weighted average number of shares(1)(3)
Basic and diluted	4,631	8,184	11,159	13,508	78,646

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

(2)	The Company completed four business acquisitions during the year ended December 31, 2011 and 17 business acquisitions during the nine months ended December 31, 2007 and year ended December 31, 2008.

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

	December 31,

	2007	2008	2009	2010	2011
Consolidated Balance Sheet Data:		(In thousands)
Cash and cash equivalents and marketable securities	$47,365	$103,496	$49,908	$32,338	$86,035
Working capital	44,992	64,266	18,961	(4,226)	44,617
Total assets	424,328	526,401	467,790	488,467	590,103
Long term debt	4,000	55,000	10,000	—	—
Capital lease obligations, long term	—	—	488	—	—
Convertible preferred stock	338,962	373,754	373,754	373,754	—
Total stockholders' equity (deficit)	(3,205)	(8,746)	(23,079)	(15,416)	440,266
Non-GAAP Financial Measures
To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted operating income before depreciation and amortization expense, or Adjusted OIBDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted OIBDA financial measure differs from GAAP in that it excludes certain expenses such as depreciation, amortization, stock-based compensation, as well as the financial impact of acquisition and realignment costs, and any gains or losses on certain asset sales or dispositions. Acquisition and realignment costs include such items, when applicable, as (1) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (2) legal, accounting and other professional fees directly attributable to acquisition activity, and (3) integration and employee severance payments attributable to acquisition or corporate realignment activities. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP as it reflects our consolidated revenues net of our traffic acquisition costs. Adjusted OIBDA, or its equivalent, and Revenue ex-TAC are frequently used by management, securities analysts, investors and others as a common financial measure of our operating performance.
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
The following table presents a reconciliation of Revenue ex-TAC and Adjusted OIBDA for each of the periods presented:

	Nine months ended December 31, 2007	Year ended December 31,
		2008	2009	2010	2011
	(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$49,342	$84,821	$107,717	$152,910	$205,450
Registrar revenue	52,953	85,429	90,735	100,026	119,416
Less: traffic acquisition costs (TAC)(1)	(7,254)	(7,655)	(10,554)	(12,213)	(12,495)
Total revenue ex-TAC	$95,041	$162,595	$187,898	$240,723	$312,371

Income (loss) from operations(2)	$(7,081)	$(18,770)	$(18,416)	$(479)	$(13,129)
Add (deduct):
Depreciation	3,590	10,506	14,963	18,266	20,958
Amortization(2)	17,393	33,204	32,152	33,750	47,174
Stock-based compensation(3)	3,670	5,970	7,736	9,689	28,856
Acquisition and realignment costs(4)	1,282	1,533	960	779	2,099
Gain on sale of asset(5)	—	—	(582)	—	—
Adjusted OIBDA	$18,854	$32,443	$36,813	$62,005	$85,958

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers' websites.

(2)
Income (loss) from operations and amortization expense for the year ended December 31, 2011 includes $5.9 million of accelerated non-cash amortization expense associated with the removal of certain content intangible assets from service during the fourth quarter of 2011.

(3)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.

(4)
Acquisition and realignment costs include non-cash purchase accounting adjustments, acquisition-related legal and accounting professional fees and employee severance payments attributable to corporate realignment activities.

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
Overview

We are a leader in an Internet-based model for the professional creation and distribution of high-quality, commercially valuable, long-lived content at scale. Our business is comprised of two distinct and complementary service offerings: Content & Media and Registrar. Our Content & Media offering is engaged in creating media content, primarily consisting of text articles and videos, and delivering it along with our social media and monetization tools to our owned and operated websites and to our network of customer websites. Our Content & Media service offering also includes a number of websites primarily containing advertising listings, which we refer to as undeveloped websites. Our Registrar is the world’s largest wholesale registrar of Internet domain names and the world’s second largest registrar overall, based on the number of names under management, and provides domain name registration and related value-added services.

Our principal operations and decision-making functions are located in the United States. We report our financial results as one operating segment, with two distinct service offerings. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Together, our service offerings provide us with proprietary data that enable commercially valuable, long-lived content production at scale combined with broad distribution and targeted monetization capabilities. We currently generate the vast majority of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and licensing and sales of select content and service offerings. Substantially all of our Registrar revenue is derived from domain name registration and related value-added service subscriptions. Our chief operating decision maker regularly reviews revenue for each of our Content & Media and Registrar service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Content & Media and Registrar revenue separately.

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

For the years ended December 31, 2009, 2010 and 2011, we reported revenue of $198 million, $253 million and $325 million, respectively.  For the years ended December 31, 2009, 2010 and 2011, our Content & Media offering accounted for 54%, 61% and 63% of our total revenue, respectively, and our Registrar service accounted for 46%, 39% and 37% of our total revenue, respectively.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented:

				2009 to 2010	2010 to 2011
	Year ended December 31,			% Change	% Change
	2009	2010	2011
Content & Media Metrics (1)
Owned & operated
Page views (in millions)	6,849	8,234	10,378	20%	26%
RPM	$10.69	$13.45	$15.14	26%	13%
Network of customer websites
Page views (in millions)	10,009	13,155	17,436	31%	33%
RPM	$3.45	$3.20	$2.77	(7)%	(13)%
RPM ex-TAC	$2.39	$2.28	$2.06	(5)%	(10)%
Registrar Metrics (1)
End of Period # of Domains (2) (in millions)	9.1	11.0	12.7	21%	15%
Average Revenue per Domain (2)	$10.11	$9.96	$10.08	(1)%	1%
___________________________________

(1)
For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

(2)
Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at December 31, 2011 would have increased 22% and average revenue per domain during the year ended December 31, 2011 would have decreased 2%, each compared to the corresponding prior-year periods.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising where an advertiser pays when the advertising is displayed. For the year ended December 31, 2011, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the years ended December 31, 2010 and 2011, approximately 29% and 33%, respectively, of our total consolidated revenue was derived from our advertising and content arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

Our historical growth in Content & Media revenue has principally come from growth in RPMs and page views due to both the increased volume of commercially valuable content published on our owned and operated websites as well as an increase in the number of visitors to our existing content. To a lesser extent, Content & Media revenue growth has resulted from the publishing of our content on our network of customer websites and from utilizing our social media tools on certain of these sites. We believe that there are opportunities to grow our revenue and our page views by creating and publishing more content in a greater variety of formats on our owned and operated sites as well as by increasing our distribution to and expanding our network of customer websites. We also believe there is long term revenue growth opportunity from improving advertising yields to several of our owned and network websites and from introducing innovative new products.

We believe that there is an opportunity to accelerate the growth of our Content & Media service offering by publishing and distributing our content to an expanding number of distribution outlets. For example, we launched our premium multi-channel YouTube initiative in December 2011, and we currently have arrangements with a number of third-party customers to distribute and license our content on their websites. During the second half of 2011, we also expanded distribution to our network of customer websites via our acquisition of IndieClick and believe that IndieClick's innovative product offerings provide us an opportunity to increase revenue.

Throughout 2011, Google deployed a series of changes to its search engine algorithms, some of which led the Company to experience a substantial reduction in the total number of Google search referrals to its owned and operated websites. The overall impact of these changes on the Company's owned and operated websites was negative, primarily due to a decline in traffic to eHow.com beginning in the second quarter of 2011.  Due to the timing of the most significant changes, the vast majority of the adverse impact on eHow.com full-year revenue was concentrated in the second half of 2011. During the fourth quarter of 2011 and in response to the various 2011 changes in search engine algorithms, we performed an evaluation of our existing content library. As a result of this evaluation, we elected to remove certain content assets from service, resulting in $5.9 million of accelerated amortization expense in the fourth quarter of 2011. The evaluation is expected to be completed in the first quarter of 2012 and any further potential discretionary changes are not anticipated to result in acceleration of amortization greater than $2 million in that period.
We intend to evolve and continuously improve our content creation and distribution platform through a number of initiatives, including creating new content formats to meet rapidly changing consumer demand. Such changes may include increasing our investment in video and long-form content, increasing and expanding distribution of our content to our network of customer websites and an overall reduction in the volume of shorter-form text articles published on eHow.com. In the near term we also anticipate increased expenditures in non-algorithmic content such as premium video, longer-form and photo-centric content designed to further enhance user engagement. These potential changes to our content creation platform could increase our per unit content creation costs, including costs associated with our community of creative professionals, potentially resulting in higher service costs as a percentage of revenue if the changes are unsuccessful in generating additional revenue. While we assess such improvements to our content creation and distribution platform, we have begun and expect to maintain a reduced level of overall investment in media content when compared to historical amounts.
There can be no assurance that these or any future changes that may be implemented by the Company, by search engines to their algorithms and search methodologies, or by consumers in their web usage habits might not adversely impact the carrying value, estimated useful life or intended use of our long-lived assets. The Company will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of the Company's long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of the carrying value of its long-lived assets, including its media content and goodwill arising from acquisitions.

While we experienced a significant decline in the trading price of our common stock over the course of 2011, our market capitalization remained in excess of the carrying value of our net assets throughout the year.  Based upon our annual goodwill impairment test that we performed in the fourth quarter of 2011, the indicated fair value of each of our reporting units was substantially in excess of their carrying value and that the fair value of our Content & Media reporting unit, which includes our entire library of content assets, exceeded its carrying value by approximately 47%.

The growth in our Registrar revenue is dependent upon our ability to attract and retain customers to our Registrar platform through competitive pricing on domain registrations and value added services.  Beginning in the first quarter of 2010 and extending through the first quarter of 2011, we added several customers with large volumes of domains to our Registrar platform.  This resulted in fluctuations in our average revenue per domain over these periods, from which we only recognized revenue on a portion of these domain names while deferring revenue recognition on the remainder.   Beginning July 1, 2011, we adjusted the number of net new domains to include only new registered domains added to our platform for which we have recognized revenue.  Excluding the impact of this change, end of period domains at December 31, 2011 would have increased 22% and average revenue per domain during the year ended December 31, 2011 would have decreased 2%, each compared to the corresponding prior-year periods.  In the near term, we anticipate our average revenue per domain to continue to fluctuate as a result of the large volume customers added in 2011 and certain registry price increases in early 2012.  Due in part to the higher mix of large volume customers as we enter 2012 as compared to 2011, we also expect that our overall service costs as a percentage of our total revenue will increase when compared to our historical results.

The Internet Corporation for Assigned Names and Numbers, or ICANN has approved a framework for the significant expansion of the number of generic Top Level Domain "TLDs", or "gTLDs" in 2012. We believe that such expansion, once completed, will result in an increase in the number of domains registered on our platform in 2013.  In addition, we believe that the New gTLD Program could also provide us with new revenue opportunities in 2013, which include operating the back-end infrastructure for new TLD registries and/or owning one or more TLDs in our own right.  In preparation for the New gTLD Program, we also expect to incur up to $5 million of operating expenses in 2012.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying Content & Media and Registrar services revenues we generate. In the near term and consistent with historical trends, we expect that the period-over-period growth in our Content & Media revenue will continue to exceed the growth in our Registrar revenue, which would typically provide for higher operating margins. We expect that service costs will increase in 2012 compared to 2011 in line with revenue growth and also due to our new premium multi-channel initiative with YouTube as well the impact of our acquisition of IndieClick. We believe that these factors, together with costs associated with our investment in new business initiatives in 2012, including our preparation for new gTLDs becoming available for registration in 2013, will result in our operating margin in 2012 being fairly consistent with 2011.

Our content studio identifies and creates online text articles and videos through a community of freelance creative professionals and is core to our business strategy and long-term growth initiatives. Historically, we have made substantial investments in our platform to support our expanding community of freelance creative professionals and the growth of our content production and distribution and expect to continue to make such investments. As we develop new content formats, we may not be able to attract and retain qualified creative professionals to produce such new content at scale, which may adversely impact our ability to execute against emerging business opportunities or retain existing content creators.

For the year ended December 31, 2011, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is an opportunity in the longer term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. We plan to further expand our operations internationally to address this opportunity, including through our recent acquisition of a Latin American language content creation company in July 2011 and the launch of eHow en Español and eHow Brasil in the second half of 2011. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

Basis of Presentation
Revenue

Our revenue is derived from our Content & Media and Registrar service offerings.

Content & Media Revenue

We currently generate the vast majority of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and licensing and sales of select content and service offerings. Our revenue generating advertising arrangements, for both our owned and operated websites and our network of customer websites, include cost-per-click performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products and services. We generate revenue from advertisements displayed alongside our content offered to consumers across a broad range of topics and categories on our owned and operated websites and on certain customer websites. Our advertising revenue also includes revenue derived from cost-per-click advertising links we place on undeveloped websites owned both by us, which we acquire and sell on a regular basis, and certain of our customers. To a lesser extent, we also generate revenue from our subscription-based offerings, which include our social media applications deployed on our network of customer websites and subscriptions to premium content or services offered on certain of our owned and operated websites.

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

Operating Expenses

Operating expenses consist of service costs, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock-based compensation and depreciation expenses associated with our capital expenditures.

Service Costs

Service costs consist of: fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; personnel costs related to in-house editorial, customer service and information technology; and certain content production costs such as our new premium multi-channel video deal with YouTube. We anticipate that content production costs will comprise a higher proportion of total service costs in 2012 than prior years as we increase our production of non-algorithm based content under the new premium multi-channel video initiative with YouTube and similar contracts. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar. In the near term and consistent with historical trends, we expect that the period-over-period growth in our Content & Media revenue will continue to exceed the growth in our Registrar revenue, and as a result, we expect our overall service costs as a percentage of our total revenue to continue to decrease when compared to our historical results.  However, we do expect that the new premium multi-channel initiative with the production of video for YouTube, an increase in advertising revenue through third-party publishers resulting from our acquisition of IndieClick and higher overall registration costs due to registry price increases in 2012 together with costs associated with our investment in new business initiatives in 2012 (including our preparation for new gTLDs becoming available for registration in 2013) will result in higher service costs when compared to historical results.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising and promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our Content & Media service, including expenses required to support the expansion of our direct advertising sales force. We currently anticipate that our sales and marketing expenses will continue to increase and will increase in the near term as a percent of revenue as we continue to build our sales and marketing organizations to support the growth of our business.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, our owned and operated websites and future product and service offerings of our Registrar. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, but remain flat as a percentage of revenue compared to 2011.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third-party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the year ended December 31, 2010 and 2011, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, our allowance for doubtful accounts may increase, which may lead to increased bad debt expense. As we continue to expand our business and incur additional expenses associated with being a publicly traded company, we anticipate general and administrative expenses will increase in the near term, but at a lesser rate than our projected revenue growth. Specifically, we expect that we will incur additional general and administrative expenses to provide insurance for our directors and officers and to comply with the regulatory and listing exchange requirements.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models show embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of December 31, 2011. We estimate our capitalized content to have a weighted average useful life of 5.1 years as of December 31, 2011. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to decrease in the near term as we intend to reduce our investment in content intangible assets as compared to the prior year.  Amortization as percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Stock-based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, restricted stock issued to employees and expenses relating to our Employee Stock Purchase Plan.

We record the fair value of these equity-based awards and expense their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase common and preferred stock issued to certain non-employees.  In addition, during the first quarter of 2011, we recognized approximately $5.0 million in additional stock-based compensation related to awards granted to certain executive officers in prior years to acquire approximately 2.6 million of our shares that vested in that quarter upon meeting an average closing price of our stock for a stipulated period of time subsequent to our initial public offering.

As of December 31, 2011, we had approximately $80.7 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 3.2 years.  Stock-based compensation expense is expected to increase in 2012 compared to 2011 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our revolving credit facility. As of December 31, 2011 no principal balance was outstanding under the revolving credit facility.

Interest Income

Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and changes in the value of certain long term investments and prior to our initial public offering changes in the fair value of our preferred stock warrant liability. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant when we expand internationally. Our preferred stock warrants were net exercised for common stock upon our initial public offering in January 2011 and thus we no longer record changes in the value of the warrant subsequent to that date.

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

We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States deferred tax assets. As of December 31, 2011, we had approximately $54 million of federal and $12 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2020 for federal and 2013 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. If an ownership change is deemed to have occurred as a result of our initial public offering, potential near term utilization of these assets could be reduced.

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
Content Revenue

Content revenue is generated through the sale or license of media content. Revenue from the sale or perpetual license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the license of content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled.
Subscription and Social Media Services
Subscription services revenue is generated through the sale of membership fees paid to access content available on certain owned and operated websites, such as Trails.com. The majority of the memberships range from six to twelve month terms, and generally renew automatically at the end of the membership term, if not previously canceled. Membership revenue is recognized on a straight-line basis over the membership term.
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
Auction Service Revenue
Domain name auction service revenue represents fees received from facilitating the sale of third-party owned domains through an online bidding process primarily through NameJet, a domain name aftermarket auction company formed in October 2007 by us and an unrelated third party. While certain names sold through the auction process are registered on our Registrar platform upon sale, we have determined that auction revenue and related registration revenue represent separate units of accounting, given that the domain name has value to the customers on a standalone basis and there is objective and reliable evidence of the fair value of the registration service. We recognize the related registration fees on a straight-line basis over the registration term. We recognize the bidding portion of auction revenues upon sale, net of payments to third parties since we are acting as an agent only.
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
Goodwill
Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We perform our impairment testing for goodwill at the reporting unit level. As of December 31, 2011, we determined that we have three reporting units. For the purpose of performing the required impairment tests, we primarily apply a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. We test goodwill for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.
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
We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. As of December 31, 2011, the date of the most recent impairment assessment, we determined that the fair value of each of our reporting units was in excess of its carrying value.
Capitalization and Useful Lives Associated with our Intangible Assets, including Content and Internal Software and Website Development Costs
We publish long-lived media content generated by our content studio which we commission and acquire from third-party freelance creative professionals. Direct costs incurred for each individual content unit that we determine embodies a probable future economic benefit are capitalized. The vast majority of direct content costs represent amounts paid to freelance creative professionals to acquire content units and, to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of acquired content units prior to their publication. Internal costs not directly attributable to the enhancement of content units acquired prior to publication are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of websites on which our content resides. We generally acquire content when our internal systems and processes, including an analysis of millions of historical Internet search queries, advertising marketing terms, or keywords, and other data provide reasonable assurance that, given predicted consumer and advertiser demand relative to our predetermined cost to acquire the content, the content unit will generate revenues over its useful life that exceed the cost of acquisition. In determining whether content embodies probable future economic benefit required for asset capitalization, we make judgments and estimates including the forecasted number of page views and the advertising rates that the content will generate. These estimates and judgments take into consideration various inherent uncertainties including, but not limited to, total expected page views over the articles useful life, our expected ability to renew at favorable terms or replace certain material agreements with Google that currently provide a significant portion of our revenues; the expected ability of our direct advertising sales force to sell branded advertisements; the fact that our content creation and distribution model is new and evolving and may be impacted by competition and technological advancements; our ability to expand existing and enter into new distribution channels and applications for our content; and whether we will be able to continue to create content of the same quality or generate similar economic returns from content in the future. Management has reviewed, and intends to regularly review the operating performance of content in determining probable future economic benefits of our content.
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
Advertising revenue generated from the deployment of our media content makes up a significant element of our business such that amounts we record in our financial statements related to our content are material. Significant judgment is required in estimating the useful life of our content. Changes from the five year useful life we currently use to amortize our capitalized content would have a significant impact on our financial statements. For example, if underlying assumptions were to change such that our estimate of the weighted average useful life of our media content was higher by one year from January 1, 2011, our net loss would decrease by approximately $4 million for the year ended December 31, 2011, and our net loss would increase by approximately $5 million should the weighted average useful life be reduced by one year. We periodically assess the useful life of our content, and when adjustments in our estimate of the useful life of content are required, any changes from prior estimates are accounted for prospectively.
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
Because our common stock was not publicly traded since our inception through January 31, 2011, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the Internet and media industry with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through December 31, 2008, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. Effective January 1, 2009, we calculated the weighted average expected life of our options based upon our historical experience of option exercises combined with estimates of the post-vesting holding period. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.
Under the Company's Employee Stock Purchase Plan (the "ESPP"), eligible officers and employees may purchase a limited amount of our common stock at a discount to the market price in accordance with the terms of the plan as described in Note 11 - Share-based Compensation Plans and Awards. The Company uses the Black-Scholes option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

Some equity awards granted by the Company contain certain performance and/or market conditions. The Company recognizes compensation cost for awards with performance conditions based upon the probability of that performance condition being met, net of an estimate of pre-vesting forfeitures. Awards granted with performance and/or market conditions are amortized using the graded vesting method.

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

	Year ended December 31,
	2009	2010	2011
	(In thousands)
Revenue	$198,452	$252,936	$324,866
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	114,536	131,332	155,830
Sales and marketing	20,044	24,424	37,394
Product development	21,657	26,538	38,146
General and administrative	28,479	37,371	59,451
Amortization of intangible assets	32,152	33,750	47,174
Total operating expenses	216,868	253,415	337,995
Loss from operations	(18,416)	(479)	(13,129)
Other income (expense)
Interest income	494	25	56
Interest expense	(1,759)	(688)	(861)
Other income (expense), net	(19)	(286)	(413)
Total other expense	(1,284)	(949)	(1,218)
Loss before income taxes	(19,700)	(1,428)	(14,347)
Income tax expense	(2,771)	(3,897)	(4,177)
Net loss	(22,471)	(5,325)	(18,524)
Cumulative preferred stock dividends	(30,848)	(33,251)	(2,477)
Net loss attributable to common shareholders	$(53,319)	$(38,576)	$(21,001)

(1)	Depreciation expense included in the above line items:

Service costs	$11,882	$14,783	$16,075
Sales and marketing	184	187	423
Product development	1,434	1,346	1,466
General and administrative	1,463	1,950	2,994
Total depreciation expense	$14,963	$18,266	$20,958

(2)	Stock-based compensation included in the above line items:

Service costs	$527	$868	$2,052
Sales and marketing	1,611	2,379	4,857
Product development	1,504	1,692	5,013
General and administrative	4,094	4,750	16,934
Total stock-based compensation	$7,736	$9,689	$28,856

As a percentage of revenue:

	Year ended December 31,
	2009	2010	2011
Revenue	100.0%	100.0%	100.0%
Operating expenses:		—	—
Service costs (exclusive of amortization of intangible assets)	57.7%	51.9%	48.0%
Sales and marketing	10.1%	9.7%	11.5%
Product development	10.9%	10.5%	11.7%
General and administrative	14.4%	14.8%	18.3%
Amortization of intangible assets	16.2%	13.3%	14.5%
Total operating expenses	109.3%	100.2%	104.0%
Loss from operations	(9.3)%	(0.2)%	(4.0)%
Other income (expense)		—	—
Interest income	0.3%	—%	—%
Interest expense	(0.9)%	(0.3)%	(0.3)%
Other income (expense), net	—%	(0.1)%	(0.1)%
Total other expense	(0.6)%	(0.4)%	(0.4)%
Loss before income taxes	(9.9)%	(0.6)%	(4.4)%
Income tax expense	(1.4)%	(1.5)%	(1.3)%
Net Loss	(11.3)%	(2.1)%	(5.7)%

Revenue

Revenue by service line was as follows:

				% Change
	Year Ended December 31,
				2009 to 2010	2010 to 2011
	2009	2010	2011
	(In thousands)
Content & Media:
Owned and operated websites	$73,204	$110,770	$157,089	51%	42%
Network of customer websites	34,513	42,140	48,361	22%	15%
Total Content & Media	107,717	152,910	205,450	42%	34%
Registrar	90,735	100,026	119,416	10%	19%
Total revenue	$198,452	$252,936	$324,866	27%	28%

Content & Media Revenue from Owned and Operated Websites

2011 compared to 2010. Content & Media revenue from our owned and operated websites increased by $46.3 million, or 42%, to $157.1 million for the year ended December 31, 2011, as compared to $110.8 million for the same period in 2010. The increase was largely due to increased page views and RPMs. Page views on our owned and operated websites increased by 26%, from 8,234 million page views in the year ended December 31, 2010 to 10,378 million page views in the year ended December 31, 2011. RPMs on our owned and operated websites increased by 13%, from $13.45 in the year ended December 31, 2010 to $15.14 in the year ended December 31, 2011.

Page views and RPMs increased by 26% and 13%, respectively during the year ended December 31, 2011 when compared to the corresponding prior-year period. The page view increase included the impact of a website product enhancement we implemented in the second quarter of 2011 with respect to the presentation of photo-centric content on certain of the Company's owned and operated sites, which did not impact advertising impressions. Excluding the impact of such change, we estimate that during the year ended December 31, 2011, page views would have increased approximately 19% and RPMs would have increased 19%, compared to the corresponding prior year. The remaining increase in underlying page views was due primarily to increased publishing of our platform content on our owned and operated websites. The underlying increase in RPMs was primarily attributable to the overall increase in page views on eHow, which has higher RPMs than the weighted average of our other owned and operated websites, as well as an increase in RPMs on the monetization of our undeveloped websites. In addition, RPM growth was driven by increased display advertising revenue sold directly through our sales force during the year ended December 31, 2011 as compared to 2010. On average, our direct display advertising sales generate higher RPMs than display advertising that we deliver from our advertising networks, such as Google.

2010 compared to 2009. Content & Media revenue from our owned and operated websites increased by $37.6 million, or 51%, to $110.8 million for the year ended December 31, 2010, compared to $73.2 million for the same period in 2009. The year-over-year increase was largely due to increased page views and RPMs. Page views on our owned and operated websites increased by 20%, from 6.8 billion page views in the year ended December 31, 2009 to 8.2 billion page views in the year ended December 31, 2010. The increase in page views was due primarily to increased publishing of our platform content on our owned and operated websites, offset by a decrease in page views from certain owned and operated websites that are not heavily dependent upon our platform content, such as certain entertainment web properties. RPMs on our owned and operated websites increased by 26%, from $10.69 in the year ended December 31, 2009 to $13.45 in the year ended December 31, 2010. The overall increase in RPMs was primarily attributable to the overall increase in page views on eHow, which has higher RPMs than the weighted average of our other owned and operated websites, offset by decreased RPMs on the monetization of our undeveloped websites, which was largely due to overall declines in advertising yields from our advertising networks. In addition RPM growth was driven by increased display advertising revenue sold directly through our sales force during the year ended December 31, 2010 as compared to 2009. On average, our direct display advertising sales generate higher RPMs than display advertising that we deliver from our advertising networks, such as Google.

Content & Media Revenue from Network of Customer Websites

2011 compared to 2010. Content & Media revenue from our network of customer websites for the year ended December 31, 2011 increased by $6.2 million, or 15%, to $48.4 million, as compared to $42.1 million in the same period in 2010. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 4,281 million, or 33%, from 13,155 million page views in the year ended December 31, 2010, to 17,436 million pages viewed in the year ended December 31, 2011. The increase in page views was due primarily to the acquisition of IndieClick on August 8, 2011, which contributed 3,069 million page views during the period, growth in publishers utilizing our social media applications and the expansion of our arrangements with customers in which we deploy our content to their websites. RPMs decreased 13% from $3.20 in the year ended December 31, 2010 to $2.77 in the year ended December 31, 2011. The decrease in RPMs was largely due to a mix shift toward lower RPM page views such as IndieClick and our social media customers, as well as slight declines in advertising yields from our advertising networks relating to our customers’ undeveloped websites.

2010 compared to 2009.  Content & Media revenue from our network of customer websites for the year ended December 31, 2010 increased by $7.6 million, or 22%, to $42.1 million, as compared to $34.5 million in the same period in 2009. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 3.2 billion, or 31%, from 10.0 billion page views in the year ended December 31, 2009 to 13.2 billion pages viewed in the year ended December 31, 2010. The increase in page views was due primarily to growth in the number of publishers adopting our social media applications. RPMs decreased 7% from $3.45 in the year ended December 31, 2009 to $3.20 in the year ended December 31, 2010. The decrease in RPMs was largely due to a mix shift to page views from our social media customers which typically generate lower RPMs, as well as overall declines in advertising yields from our advertising networks relating to our customers' undeveloped websites.

Registrar Revenue

Registrar revenue for the year ended December 31, 2011 increased 19.4 million, or 19%, to $119.4 million compared to $100.0 million for the same period in 2010. The increase was largely due to an increase in domains, which were attributable in large part to an increased number of new domain registrations and domain renewal registrations in 2011 compared to 2010, as well as an overall increase in our average revenue per domain. The number of domain registrations increased 1.7 million, or 15%, to 12.7 million during the year ended December 31, 2011 as compared to 11.0 million in the same period in 2010 driven by new partnerships with large domain owners and growth from existing resellers. Our average revenue per domain increased slightly by $0.12, or 1%, to $10.08 during the year ended December 31, 2011 from $9.96 in the same period in 2010 due in part to an increase in value added services revenue as compared to 2010.

Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at December 31, 2011 would have increased 22% compared to the prior year and average revenue per domain during the year ended December 31, 2011 would have decreased 2% compared to the prior year.

2010 compared to 2009.  Registrar revenue for the year ended December 31, 2010 increased $9.3 million or 10%, to $100.0 million compared to $90.7 million for the same period in 2009. The increase was largely due to an increase in domains, due in large part to an increased number of new domain registration and domain renewal registrations in 2010 compared to 2009 partially offset by a slight decrease in our average revenue per domain. The number of domain registrations increased 1.9 million, or 21%, to 11.0 million during the year ended December 31, 2010 as compared to 9.1 million. Our average revenue per domain decreased slightly by $0.15, or 1%, to $9.96 during the year ended December 31, 2010 from $10.11 in the same period in 2009 largely due to a higher mix of volume-based domain resellers transferring over their domain registrations in the latter half of 2010 as compared to 2009.

Cost and Expenses

Operating costs and expenses were as follows:

				% Change
	Year ended December 31,
				2009 to 2010	2010 to 2011
	2009	2010	2011
	(in thousands)
Service costs (exclusive of amortization of intangible assets)	$114,536	$131,332	$155,830	15%	19%
Sales and marketing	20,044	24,424	37,394	22%	53%
Product development	21,657	26,538	38,146	23%	44%
General and administrative	28,479	37,371	59,451	31%	59%
Amortization of intangible assets	32,152	33,750	47,174	5%	40%

 Service Costs

2011 compared to 2010.  Service costs for the year ended December 31, 2011 increased by approximately $24.5 million, or 19%, to $155.8 million compared to $131.3 million in the same period in 2010. The increase was largely due to a $12.5 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $6.1 million increase in content and related costs, a $1.7 million increase in related information technology expense and a $1.3 million increase in depreciation expense of technology assets purchased in the prior and current periods required to manage the growth of our Internet traffic, data centers, advertising transactions, domain registrations and new products and services and a $2.6 million increase in personnel and related costs due to increased head count. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) decreased 390 basis points to 48.0% for the year ended December 31, 2011 from 51.9% during the same period in 2010 primarily due to Content & Media revenues representing a higher percentage of total revenues during the year ended December 31, 2011 as compared to the same period in 2010.

2010 compared to 2009.  Service costs for the year ended December 31, 2010 increased by approximately $16.8 million, or 15%, to $131.3 million compared to $114.5 million in the same period in 2009. The increase was largely due to a $7.4 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $1.6 million increase in TAC due to an increase in undeveloped website customers and related revenue over the same period, a $1.4 million increase in direct costs associated with operating our network, a $2.9 million increase in depreciation expense of technology assets purchased in the prior and current periods required to manage the growth of our Internet traffic, data centers, advertising transactions, domain registrations and new products and services and a $1.5 million increase in personnel and related costs due to increased head count. As a percentage of revenues, service costs decreased 580 basis points to 51.9% for the year ended December 31, 2010 from 57.7% during the same period in 2009 primarily due to Content & Media revenues representing a higher percentage of total revenues during the year ended December 31, 2010 as compared to the same period in 2009.

Sales and Marketing

2011 compared to 2010. Sales and marketing expenses increased 53%, or $13.0 million, to $37.4 million for the year ended December 31, 2011 from $24.4 million for the same period in 2010. The increase was primarily due to our direct sales and marketing efforts in 2011 and acquisition of IndieClick in August 2011 and included a $10.1 million increase in personnel related costs, including stock-based compensation expense and sales commissions and $1.8 million related to expansion of marketing and promotional activities. As a percentage of revenue, sales and marketing expense increased 180 basis points to 11.5% during the year ended December 31, 2011 from 9.7% during the same period in 2010.

2010 compared to 2009.  Sales and marketing expenses increased 22%, or $4.4 million, to $24.4 million for the year ended December 31, 2010 from $20.0 million for the same period in 2009. The increase was largely due to growth in our business including a $2.8 million increase in personnel costs related to growing our direct advertising sales team and an increase in sales commissions and $0.8 million related to increase in stock-based compensation expense due to additional stock options granted to our employees. As a percentage of revenue, sales and marketing expense decreased 40 basis points to 9.7% during the year ended December 31, 2010 from 10.1% during the same period in 2009.

Product Development

2011 compared to 2010. Product development expenses increased by $11.6 million, or 44%, to $38.1 million during the year ended December 31, 2011 compared to $26.5 million in the same period in 2010. The increase was largely due to approximately $9.1 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development, due to additional headcount to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. The remaining increase was largely attributable to additional consultant and associated costs of $2.2 million incurred to develop and enhance new and existing products to support the growth in our business, as well as a $0.1 million increase in depreciation expense. The stock-based compensation expense for the year ended December 31, 2011 included a one-time charge of $0.4 million related to certain stock awards vesting on certain conditions related to our IPO. As a percentage of revenue, product development expenses increased 120 basis points to 11.7% during the year ended December 31, 2011 compared to 10.5% during the same period in 2010.

2010 compared to 2009.  Product development expenses increased by $4.9 million, or 23%, to $26.5 million during the year ended December 31, 2010 compared to $21.7 million in the same period in 2009. The year-over-year increase was largely due to approximately $3.9 million increase in personnel and related costs, net of internal costs capitalized as internal software development, to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. As a percentage of revenue, product development expenses decreased 40 basis points to 10.5% during the year ended December 31, 2010 compared to 10.9% during the same period in 2009.

General and Administrative

2011 compared to 2010. General and administrative expenses increased by $22.1 million, or 59%, to $59.5 million during the year ended December 31, 2011 compared to $37.4 million in the same period in 2010. The increase was primarily due to a $15.8 million increase in personnel related costs, inclusive of a $12.2 million increase stock-based compensation expense, due to additional headcount to support the growth of our business and the first year as a public company, a $1.7 million increase in professional fees primarily related to our public company compliance initiatives and business acquisitions, a $1.9 million increase in facilities and rent expense for additional office space and an $1.0 million increase in depreciation expense to support our growth. The stock-based compensation expense for the year ended December 31, 2011 included a one-time charge of $4.6 million related to certain stock awards vesting on certain conditions related to our IPO. As a percentage of revenue, general and administrative costs increased 350 basis points to 18.3% during the year ended December 31, 2011 compared to 14.8% during the same period in 2010.

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

Amortization of Intangibles

2011 compared to 2010. Amortization expense for the year ended December 31, 2011 increased by $13.4 million, or 40%, to $47.2 million compared to $33.8 million in the same period in 2010. The increase was primarily due to a $15.5 million increase in amortization of media content which resulted from our increased investment in our content library during 2011 compared to 2010, $5.9 million of accelerated amortization expense resulting from our election to remove certain content assets from service in the fourth quarter of 2011 in conjunction with improvements to our content creation and distribution platform and incremental amortization expense of $1.4 million in the period arising from acquisitions completed in 2011. Offsetting this was a decrease of $3.5 million in the amortization of certain intangible assets primarily acquired via acquisitions in prior years that are now fully amortized.  As a percentage of revenue, amortization of intangible assets decreased 120 basis points to 14.5% during the year ended December 31, 2011 compared to 13.3% during the same period in 2010 as the result of the increase in revenue and the factors listed above.

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

Interest Income

Interest income for the year ended December 31, 2011 changed by less than $0.1 million compared to the same period in 2010.

2010 compared to 2009.  Interest income for the year ended December 31, 2010 decreased by $0.5 million, or 95%, to less than $0.1 million compared to $0.5 million in the same period in 2009. The decrease in our interest income during the year ended December 31, 2010 was a result of our maintaining higher average cash balances during the year ended December 31, 2009.

Interest Expense

2011 compared to 2010. Interest expense for the year ended December 31, 2011 increased by $0.2 million compared to the same period in 2010 primarily due to a one-time acceleration of the unamortized debt issuance costs following the replacement of our credit facility in the third quarter of 2011.

2010 compared to 2009.  Interest expense for the year ended December 31, 2010 decreased by $1.1 million or 61% to $0.7 million compared to $1.8 million in the same period in 2009. The decrease in our interest expense during the year ended December 31, 2010 was primarily a result of lower average debt balances during the year ended December 31, 2010 as compared to 2009. In addition, we issued $10.0 million in unsecured promissory notes in conjunction with the acquisition of our social media tools business in March 2008, which resulted in interest expense of $0.2 million in 2009. These promissory notes were repaid in full in April 200.

Other Income (Expense), Net

2011 compared to 2010. Other income (expense), net for the year ended December 31, 2011 increased by $0.1 million to $(0.4) million of expense compared to $(0.3) million in the same period in 2010. The increase in other income (expense) net during the year ended December 31, 2011 was primarily a result of the change in the value of our preferred stock warrants which were recorded at fair value with changes in value recorded in earnings through the closing date of our IPO.

2010 compared to 2009.  Other income (expenses), net for the year ended December 31, 2010 increased by $0.3 million to ($0.3) million of expense compared to less than ($0.1) million in the same period in 2009. The increase in other income (expense) net during the year ended December 31, 2010 was primarily a result of $0.3 million of expense increase in the impact of changes in the fair value associated with our preferred warrant outstanding in 2010 and 2009.

Income Tax (Benefit) Provision

2011 compared to 2010. During the year ended December 31, 2011, we recorded an income tax provision of $4.2 million compared to $3.9 million during the same period in 2010, representing a $0.3 million or 7% increase. The increase was primarily due to the recognition of a full valuation allowance against our state deferred tax assets during 2011. Our state deferred taxes reached a net deferred tax asset position during 2011, excluding the deferred tax liability for tax deductible goodwill, which is excluded because the ultimate realization of which is uncertain and thus not available to assure the realization of deferred tax assets. Our valuation allowance, which increased by $8.3 million from $14.4 million during the year ended December 31, 2010 to $22.7 million in the same period in 2011 now applies to both federal and state deferred tax assets. In addition, the tax increase was also impacted by movement in the company's state tax apportionment rates due to changes in state tax laws and the Company's state tax footprint during 2011, partially offset by a one-time benefit of $0.7 million associated with a business acquisition during 2011.

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

Quarterly Results of Operations
The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2010 and 2011, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter Ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
Revenue:
Content & Media:
Owned and operated websites	$20,934	$25,702	$29,346	$34,787	$40,524	$39,095	$38,298	$39,172
Network websites	9,264	10,391	10,471	12,015	11,328	10,727	12,446	13,860
Total Content & Media	30,198	36,093	39,817	46,802	51,852	49,822	50,744	53,032
Registrar	23,449	24,262	25,538	26,777	27,671	29,633	30,729	31,383
Total revenue	53,647	60,355	65,355	73,579	79,523	79,455	81,473	84,415
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)(3)	30,164	31,571	33,474	36,123	37,654	37,869	40,109	40,198
Sales and marketing	4,751	5,645	6,409	7,619	9,583	9,286	9,200	9,325
Product development	6,032	6,482	6,622	7,402	9,251	9,642	9,791	9,462
General and administrative	7,978	9,462	9,595	10,336	17,024	13,787	14,837	13,803
Amortization of intangible assets	7,935	8,238	8,309	9,268	10,203	9,750	10,828	16,393
Total operating expenses	56,860	61,398	64,409	70,748	83,715	80,334	84,765	89,181
Income (loss) from operations	(3,213)	(1,043)	946	2,831	(4,192)	(879)	(3,292)	(4,766)
Other income (expense)
Interest income	8	3	8	6	42	5	5	4
Interest expense	(181)	(168)	(168)	(171)	(162)	(163)	(385)	(151)
Other income (expense), net	(19)	(109)	(36)	(122)	(257)	(2)	(79)	(75)
Total other expense	(192)	(274)	(196)	(287)	(377)	(160)	(459)	(222)
Income (loss) before income taxes	(3,405)	(1,317)	750	2,544	(4,569)	(1,039)	(3,751)	(4,988)
Income tax expense	(717)	(610)	(1,055)	(1,515)	(1,013)	(1,332)	(394)	(1,438)
Net income (loss)	(4,122)	(1,927)	(305)	1,029	(5,582)	(2,371)	(4,145)	(6,426)
Cumulative preferred stock dividends	(7,963)	(8,243)	(8,443)	(8,602)	(2,477)	—	—	—
Net loss attributable to common stockholder	$(12,085)	$(10,170)	$(8,748)	$(7,573)	$(8,059)	$(2,371)	$(4,145)	(6,426)
Net loss per share:
Basic and diluted	$(0.94)	$(0.75)	$(0.64)	$(0.54)	$(0.13)	$(0.03)	$(0.05)	$(0.08)
Weighted average shares outstanding(4)(5):
Basic and diluted	12,875	13,482	13,698	13,966	63,759	83,088	83,934	83,592

(1) Depreciation expense included in the above line items:
Service costs	$3,343	$3,483	$3,598	$4,359	$4,044	$4,149	$4,112	$3,770
Sales and marketing	41	41	46	59	72	115	109	127
Product development	341	318	337	350	321	438	399	308
General and administrative	405	516	494	535	572	878	683	861
Total depreciation expense	$4,130	$4,358	$4,475	$5,303	$5,009	$5,580	$5,303	$5,066
(2) Stock-based compensation included in the above line items:
Service costs	$207	$221	$235	$205	$237	$347	$757	$711
Sales and marketing	464	504	653	758	900	1,136	1,405	1,416
Product development	338	437	441	476	1,116	1,130	1,403	1,364
General and administrative	1,233	1,367	1,043	1,107	6,674	2,807	4,190	3,263
Total stock-based compensation	$2,242	$2,529	$2,372	$2,546	$8,927	$5,420	$7,755	$6,754
(3) Service costs include: traffic acquisitions costs of	$2,693	$3,063	$3,155	$3,302	$3,190	$2,813	$3,381	$3,111

(4)	For a description of the method used to compute our basic and diluted net loss per share, refer to note 1 in Part II, Item 6, "Selected Financial Data."

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

Liquidity and Capital Resources

As of December 31, 2011, our principal sources of liquidity were our cash and cash equivalents in the amount of $86.0 million, which primarily are invested in money market funds, and our $105 million revolving credit facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our revolving credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings and the net sales and purchases of our marketable securities. During the fourth quarter of 2011, we commenced an evaluation of changes to improve our content creation and distribution platform, through a number of initiatives including creating new content formats to meet rapidly changing consumer demand. Such changes may include increasing our investment in premium video and long-form content, increasing and expanding distribution of our content to our network of customer websites, and an overall reduction in the volume of shorter-form text articles published on eHow.com. In the near term, we also anticipate increased expenditures in non-algorithmic content such as premium video and longer-form or photo-centric content designed to further enhance user engagement. Actions to implement such changes are undertaken only to the extent that we believe that their collective impact would improve the consumer experience on our owned and operated websites and/or increase the future overall revenue generated from our existing portfolio of media content. While we assess such improvements to our content creation and distribution platform, we have begun and expect to maintain a reduced level of overall investment in media content when compared to historical levels. We currently anticipate making investments, including in long-lived media content and the New gTLD Program, of $25 million or more during the year ending December 31, 2012, which amount could fluctuate based on a variety of factors, including our ongoing evaluation of our content and distribution platform, the gTLD auction process, and other investment opportunities.

Since our inception through December 31, 2011 we also used significant cash to make strategic acquisitions to further grow our business, including those detailed in Note 13 (Business Acquisitions) to our consolidated financial statements. We may make further acquisitions in the future.

We announced a $25 million stock repurchase plan on August 19, 2011 which was further increased on February 8, 2012 to $50 million. Under the plan, the Company is authorized to repurchase up to $50 million of its common stock from time to time in open market purchases or in negotiated transactions. During the year ended December 31, 2011, we repurchased 2.3 million shares at an average price of $7.29 per share for an aggregate amount of $17.1 million. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

On August 4, 2011, we replaced our previous revolving credit facility by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $105 million, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate. The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio. As of December 31, 2011, no principal balance was outstanding and approximately $98.0 million was available for borrowing under the Credit Agreement, after deducting the face amount of outstanding standby letters of credit, and we were in compliance with all covenants.
In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies.

We expect that our existing cash and cash equivalents, our $105 million revolving credit facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in content and make potential acquisitions.

The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Year ended December 31,
	2009	2010	2011
	(In thousands)
Net cash provided by operating activities	$39,231	$61,624	$85,349
Net cash used in investing activities	(22,791)	(66,296)	(98,539)
Net cash provided by (used in) financing activities	(54,990)	(10,537)	66,936

Cash Flow from Operating Activities

Year ended December 31, 2011

Net cash inflows from our operating activities of $85.3 million an increase of 38% or $23.7 million compared to the prior year. Our net loss during the period was $(18.5) million, which included non-cash charges of $100.4 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including increases in deferred revenue, accounts payable and accrued expenses of $14.8 million, offset in part by increases in accounts receivable, deferred registration costs and deposits with registries of $13.3 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of increases in amounts due to certain vendors and our employees resulting from growth in our business. The increase in our accounts receivable reflects growth in advertising revenue from our platform including a higher mix of balances from brand advertising sales.
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

Cash Flow from Investing Activities

Year ended December 31, 2009, 2010 and 2011

Net cash used in investing activities was $98.5 million, $66.3 million and $22.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. Cash used in investing activities during the year ended December 31, 2011,

2010 and 2009 included investments in our intangible assets of $49.3 million, $47.2 million and $22.7 million, respectively, investments in our property and equipment of $18.2 million, $21.4 million and $15.3 million, respectively, which included internally developed software of $18.2 million, $21.4 million and $15.3 million, respectively. Cash flows from investing activities in 2011 also included $31.0 million related to business acquisitions made in 2011 as described in Note 13 (Business Acquisitions) to our consolidated financial statements. Business acquisitions made during the year ended December 31, 2011 included RSS Graffiti for total purchase consideration of $16.3 million and IndieClick Media Group for total purchase consideration of $13.0 million. RSS Graffiti was acquired to enhance our social media service offering and the IndieClick Media Group was acquired to expand our sales organization with particular focus on online properties in the entertainment, music, film, fashion and comedy categories.

Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was largely to support the growth of our business and infrastructure during these periods.

Cash Flow from Financing Activities

Year ended December 31, 2009, 2010 and 2011

Net cash provided by (used in) financing activities was $66.9 million, $(10.5) million and $(55.0) million during the years ended December 31, 2011, 2010 and 2009, respectively.  Cash provided from financing activities in the year ended December 31, 2011 included $78.5 million in net proceeds from our IPO net of issuance costs of $3.3 million paid in that period. During the year ended December 31, 2011, we repurchased 2.3 million shares of common stock at a cost of $17.1 million and received proceeds of $7.6 million from the exercise of stock options and contributions from participants in our Employee Stock Purchase Plan. We also incurred $1.0 million of costs related to the replacement of our previous credit facility with our Credit Agreement in 2011 which provides for a $105 million, five year revolving loan facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate. The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility.

In early 2009, we decided to borrow funds under our then existing revolving credit facility as a result of instability in the financial markets. During the year ended December 31, 2009, we borrowed $37.0 million from our credit facility with a syndicate of commercial banks, and used $10.0 million of these borrowings to pay down promissory notes issued in conjunction with the acquisition of Pluck in 2008. During the second half of 2009, we paid down $82.0 million of the $92.0 million outstanding under our revolving credit facility, and during the year ended December 31, 2010 we paid down the remaining $10.0 million outstanding under our revolving credit facility as we believed our operations were generating sufficient cash flow to support our operating and investing activities at such time and we had sufficient cash on our balance sheet to do so.
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

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2009, 2010 and 2011, we used $15.3 million, $21.4 million and $18.2 million in cash to fund capital expenditures to create internally developed software and purchase equipment. We currently anticipate making capital expenditures of between $15 million and $25 million during the year ending December 31, 2012.

Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2011:

	Total	Less Than 1 Year	1-3 Years	More Than 3 Years
	(in thousands)
Operating lease obligations	$8,548	$3,851	$4,424	$273
Capital lease obligations	17	7	10	—
Purchase obligations(1)	875	700	175	—
Total contractual obligations	$9,440	$4,558	$4,609	$273

(1)	consists of minimum contractual purchase obligations for undeveloped websites with one of our partners.
Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various non-cancelable operating leases that expire between January 2012 and April 2016.
We have no debt obligations, other than our $105.0 million revolving credit facility for general corporate purposes, which currently has no borrowings under it. At December 31, 2011, we had outstanding standby letters of credit for approximately $7.0 million primarily associated with certain payment arrangements with domain name registries and landlords.
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
Recent Accounting Pronouncements
See Note 2 of notes to the consolidated financial statements.

Item 7A.                            Quantitative and Qualitative Disclosures About Market Risk

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

Concentrations of Credit Risk

As of December 31, 2011, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2010 and December 31, 2011, one customer accounted for more than 10% of our consolidated accounts receivable balance:

	December 31, 2010	December 31, 2011
Google, Inc.	33%	27%

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to  rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report due to a transition period for newly public companies.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders (the "2012 Proxy Statement") to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.
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

Item 11.    Executive Compensation
The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.
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
2.1
Securities Purchase Agreement, dated as of August 5, 2011, by and among Demand Media, Inc., RSS Graffiti, LLC, the holders of the membership interests of RSS Graffiti, LLC and Folie Investment Group LLC, as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2011)

2.2
Stock Purchase Agreement, dated as of August 8, 2011, by and among Demand Media, Inc., IndieClick Media Group, Inc, the holders of the shares of common stock of IndieClick Media Group, Inc. and Peter Luttrell, as the Seller Representative (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2011)

3.1
Amended and Restated Certificate of Incorporation of Demand Media, Inc., dated January 28, 2011 (incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2011)

3.2		Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2011)
4.1
Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

4.2
Third Amended and Restated Stockholders' Agreement, by and among Demand Media, Inc., and the stockholders listed on Exhibit A thereto, dated March 3, 2008 (incorporated by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

4.2A
Amendment No. 1 to Third Amended and Restated Stockholders' Agreement, dated October 21, 2010 (incorporated by reference to Exhibit 4.03 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.1	†
Form of Indemnification Agreement entered into by and between Demand Media, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.01 to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 12, 2010)

10.2
Sublease, by and between Dimensional Fund Advisors LP and Demand Media, Inc., dated September 24, 2009 (incorporated by reference to Exhibit 10.02 to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on September 16, 2010)

10.3	†
Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, adopted April 2006, amended and restated June 26, 2008 (incorporated by reference to Exhibit 10.03 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.3A	†
First Amendment to the Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, dated June 1, 2009 (incorporated by reference to Exhibit 10.03A to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.4	†
Form of Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.06 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.5	†
Form of Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.6	†
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.7	†
Demand Media Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.8	†
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 1, 2007, amended February 9, 2010 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.9	†
Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 1, 2007 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.10	†
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Michael Blend, dated May 29, 2008, amended February 10, 2010 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.11	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated June 2009 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.12	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 2009 (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.13	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Shawn Colo, dated June 2009 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.14	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Michael Blend, dated June 2009 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.15	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and David Panos, dated April 5, 2010 (incorporated by reference to Exhibit 10.29 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.16	†
Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Joanne Bradford, dated March 26, 2010 (incorporated by reference to Exhibit 10.30 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.17	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated March 26, 2010 (incorporated by reference to Exhibit 10.32 to the Company's Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 10, 2010)

10.18	†
Demand Media, Inc. 2010 Incentive Award Plan, adopted August 3, 2010 (incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.19	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.20	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011)

10.21	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

10.22	†
Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated August 3, 2010 (incorporated by reference to Exhibit 10.31 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.23	†
Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.24	†
Employment Agreement between Demand Media, Inc. and Richard Rosenblatt, dated August 5, 2010 (incorporated by reference to Exhibit 10.08 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.25	†
Employment Agreement between Demand Media, Inc. and Charles Hilliard, dated August 5, 2010 (incorporated by reference to Exhibit 10.09 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.26	†
Employment Agreement between Demand Media, Inc. and Shawn Colo, dated August 31, 2010 (incorporated by reference to Exhibit 10.10A to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

10.27	†
Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated March 15, 2010 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.27A	†
First Amendment to Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated September 3, 2010 (incorporated by reference to Exhibit 10.13A to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2011)

10.28	†
Employment Agreement between Demand Media, Inc. and David Panos, dated August 24, 2010 (incorporated by reference to Exhibit 10.28 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.29	†
Offer Letter between Demand Media, Inc. and Michael Blend, dated August 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.30	†	Executive Separation Agreement and General Release between Demand Media, Inc. and Larry Fitzgibbon, dated January 27, 2012 (filed herewith)
10.31
Google Services Agreement, between Google, Inc. and Demand Media, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.31A
Amendment Number 3 to Google Services Agreement, entered into as of September 1, 2011, between Google, Inc. and Demand Media, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.32
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.01 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2011)
21.1		List of subsidiaries of Demand Media, Inc. (filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

† Indicates management contract or compensatory plan, contract or arrangement.

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

Date:  February 24, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Demand Media, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Demand Media, Inc. and its subsidiaries (the "Company") as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require thatF we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 24, 2012

Demand Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2010	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$32,338	$86,035
Accounts receivable, net	26,843	32,665
Prepaid expenses and other current assets	7,360	8,656
Deferred registration costs	44,213	50,636
Total current assets	110,754	177,992
Deferred registration costs, less current portion	8,037	9,555
Deferred tax assets	845	42
Property and equipment, net	34,975	32,626
Intangible assets, net	102,114	111,304
Goodwill	224,920	256,060
Other assets	6,822	2,524
Total assets	$488,467	$590,103
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,330	$10,046
Accrued expenses and other current liabilities	29,570	33,932
Deferred tax liabilities	15,248	18,288
Deferred revenue	61,832	71,109
Total current liabilities	114,980	133,375
Deferred revenue, less current portion	14,106	14,802
Other liabilities	1,043	1,660
Total liabilities	130,129	149,837
Commitments and contingencies (Note 8)
Convertible preferred stock
Convertible Series A Preferred Stock, $0.0001 par value. Authorized 85,000; issued and outstanding 65,333 shares at December 31, 2010	122,168	—
Convertible Series B Preferred Stock, $0.0001 par value. Authorized 15,000; issued and outstanding 9,464 shares at December 31, 2010	17,000	—
Convertible Series C Preferred Stock, $0.0001 par value. Authorized 27,000; issued and outstanding 26,047 shares at December 31, 2010	100,098	—
Convertible Series D Preferred Stock, $0.0001 par value. Authorized 26,150; issued and outstanding 22,500 shares at December 31, 2010	134,488	—
Total convertible preferred stock	373,754	—
Stockholders’ equity (deficit)
Common Stock, $0.0001 par value. Authorized 500,000 shares; 15,372 shares issued and outstanding at December 31, 2010 and 85,946 shares issued and 83,605 shares outstanding at December 31, 2011	2	10
Additional paid-in capital	36,721	528,032
Accumulated other comprehensive income	108	59
Treasury stock at cost, 2,341 shares at December 31, 2011	—	(17,064)
Accumulated deficit	(52,247)	(70,771)
Total stockholders’ equity (deficit)	(15,416)	440,266
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$488,467	$590,103
The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2009	2010	2011
Revenue	$198,452	$252,936	$324,866
Operating expenses
Service costs (exclusive of amortization of intangible assets shown separately below)	114,536	131,332	155,830
Sales and marketing	20,044	24,424	37,394
Product development	21,657	26,538	38,146
General and administrative	28,479	37,371	59,451
Amortization of intangible assets	32,152	33,750	47,174
Total operating expenses	216,868	253,415	337,995
Loss from operations	(18,416)	(479)	(13,129)
Other income (expense)
Interest income	494	25	56
Interest expense	(1,759)	(688)	(861)
Other income (expense), net	(19)	(286)	(413)
Total other expense	(1,284)	(949)	(1,218)
Loss before income taxes	(19,700)	(1,428)	(14,347)
Income tax expense	(2,771)	(3,897)	(4,177)
Net loss	(22,471)	(5,325)	(18,524)
Cumulative preferred stock dividends	(30,848)	(33,251)	(2,477)
Net loss attributable to common stockholders	$(53,319)	$(38,576)	$(21,001)

Basic and diluted net loss per share	$(4.78)	$(2.86)	$(0.27)
Weighted average number of shares	11,159	13,508	78,646

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common stock		Additional paid-in capital amount	Treasury Stock	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares outstanding	Amount
Balance at December 31, 2008	14,473	$1	$15,649	$—	$55	$(24,451)	$(8,746)
Exercise of stock options	289	—	591	—	—	—	591
Repurchase of restricted stock	(237)	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,433	—	—	—	7,433
Unrealized loss on marketable securities	—	—	—	—	(55)	—	(55)
Foreign currency translation adjustment	—	—	—	—	169	—	169
Net loss	—	—	—	—	—	(22,471)	(22,471)
Comprehensive loss							(22,302)
Balance at December 31, 2009	14,525	$1	$23,673	$—	$169	$(46,922)	$(23,079)
Grant of restricted stock purchase rights	200	—	—	—	—	—	—
Proceeds from exercise of stock options	647	1	1,569	—	—	—	1,570
Income tax windfall benefits	—	—	34	—	—	—	34
Issuance of warrants to purchase common stock	—	—	1,880	—	—	—	1,880
Stock-based compensation expense	—	—	9,565	—	—	—	9,565
Foreign currency translation adjustment	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	(5,325)	(5,325)
Comprehensive loss							(5,386)
Balance at December 31, 2010	15,372	$2	$36,721	$—	$108	$(52,247)	$(15,416)
Exercise of stock awards, net	2,806	1	7,285	—	—	—	7,286
Stock option windfall tax benefits	—	—	126	—	—	—	126
Conversion of preferred stock and warrants to common stock	62,149	6	374,544	—	—	—	374,550
Issuance of common stock on IPO, net of issuance costs	5,175	1	76,902	—	—	—	76,903
Issuance of common stock for acquisitions	444	—	4,322				4,322
Repurchases of common stock to be held in treasury	(2,341)	—	—	(17,064)	—	—	(17,064)
Stock-based compensation expense	—	—	28,132	—	—	—	28,132
Foreign currency translation adjustment	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	(18,524)	(18,524)
Comprehensive loss							(18,573)
Balance at December 31, 2011	83,605	$10	$528,032	$(17,064)	$59	$(70,771)	$440,266

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)

	Year ended December 31,
	2009	2010	2011
Cash flows from operating activities
Net loss	$(22,471)	$(5,325)	$(18,524)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	47,115	52,016	68,132
Deferred income taxes	2,208	2,980	3,170
Stock-based compensation	7,171	9,329	28,730
Other	(311)	394	321
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(4,172)	(8,344)	(4,603)
Prepaid expenses and other current assets	(437)	124	1,501
Deferred registration costs	(3,608)	(8,600)	(7,882)
Deposits with registries	1,329	(305)	(840)
Other assets	1,345	545	522
Accounts payable	1,100	1,237	1,251
Accrued expenses and other liabilities	4,247	6,886	3,598
Deferred revenue	5,715	10,687	9,973
Net cash provided by operating activities	39,231	61,624	85,349
Cash flows from investing activities
Purchases of property and equipment	(15,327)	(21,404)	(18,246)
Purchases of intangible assets	(22,701)	(47,192)	(49,283)
Purchases of marketable securities	(48,916)	(975)	—
Proceeds from maturities and sales of marketable securities	64,069	3,275	—
Cash paid for acquisitions, net of cash acquired	(525)	—	(31,010)
Other investing activities	609	—	—
Net cash used in investing activities	(22,791)	(66,296)	(98,539)
Cash flows from financing activities
Proceeds from line of credit	37,000	—	—
Payments on line of credit and notes payable	(92,000)	(10,000)	—
Principal payments on capital lease obligations	(581)	(546)	(520)
Proceeds from issuances of common stock (net of issuance costs of $3,336)	—	—	78,480
Proceeds from exercises of stock options and contributions to ESPP	591	1,552	7,599
Windfall tax benefit from exercises of stock options	—	34	126
Repurchases of common stock	—	—	(17,064)
Issuance costs related to debt and equity financings	—	(1,577)	(960)
Payments of withholding tax on net exercise of stock-based awards	—	—	(725)
Net cash provided by (used in) financing activities	(54,990)	(10,537)	66,936
Effect of foreign currency on cash and cash equivalents	169	(61)	(49)
Change in cash and cash equivalents	(38,381)	(15,270)	53,697
Cash and cash equivalents, beginning of period	85,989	47,608	32,338
Cash and cash equivalents, end of period	$47,608	$32,338	$86,035

Supplemental disclosure of cash flows
Cash paid for interest	$2,129	$358	$390
Cash paid for income taxes	175	452	960
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
Investments in Marketable Securities
Investments in marketable securities are classified as available for sale and are recorded at fair value, with the unrealized gains and losses if any, net of taxes, reported as a component of shareholders' deficit until realized or until a determination is made that an other-than-temporary decline in market value has occurred.
When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not have any securities with other-than-temporary impairment at December 31, 2010 and 2011.
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
The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. The unrealized gains or losses on short-term marketable securities were not significant for the years ended December 31, 2009, 2010 and 2011.
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

For arrangements with multiple deliverables, the Company allocates revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  The fair value of the selling price for a deliverable is determined using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price.  The Company allocates any arrangement fee to each of the elements based on their relative selling prices.

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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third-party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the years ended December 31, 2009, 2010 and 2011, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Content Revenue. Content revenue is generated through the sale or license of media content. Revenue from the sale or perpetual license of content is recognized when the content has been delivered and the contractual performance obligations has been fulfilled. Revenue from the license of content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled.

Subscription Services and Social Media Services.  Subscription services revenue is generated through the sale of membership fees paid to access content available on certain owned and operated websites. The majority of the memberships range from 6 to 12 month terms, and renew automatically at the end of the membership term, if not previously canceled. Subscription services revenue is recognized on a straight-line basis over the membership term.

The Company configures, hosts, and maintains its platform social media services under private-labeled versions of software for commercial customers. The Company earns revenue from its social media services through initial set-up fees, recurring management support fees, overage fees in excess of standard usage terms, and outside consulting fees. Due to the fact that social media services customers have no contractual right to take possession of the Company’s private labeled software, the Company accounts for its social media services revenue as service arrangements, whereby social media services revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred and no significant obligations remain, the selling price is fixed or determinable, and collectability is reasonably assured.

Social media service arrangements may contain multiple deliverables, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings, consulting services and advertising services. To the extent that consulting services have value on a standalone basis, the Company allocates revenue to each element in the multiple deliverable arrangement based upon their relative fair values.  Fair value is determined based upon the best estimate of the selling price. To date, substantially all consulting services entered into concurrent with the original social media service arrangements are not treated as separate deliverables as such services do not have value to the customer on a standalone basis. In such cases, the arrangement is treated as a single unit of accounting with the arrangement fee recognized over the term of the arrangement on a straight-line basis.  Set-up fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. The Company determines the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. The Company periodically reviews the estimated customer life at least quarterly and when events or changes in circumstances, such as significant customer attrition relative to expected historical of projected future results, occur. Overage billings are recognized when delivered and at contractual rates in excess of standard usage terms.

Outside consulting services performed for customers that have value on a stand-alone basis are recognized as services are performed.

Registrar

Domain Name Registration Service Fees.  Registration fees charged to third parties in connection with new, renewed, and transferred domain name registrations are recognized on a straight-line basis over the registration term, which customarily range from one to two years but can extend to ten years. Payments received in advance of the domain name registration term are included in deferred revenue in the accompanying consolidated balance sheets. The registration term and related revenue recognition commences once the Company confirms that the requested domain name has been recorded in the appropriate registry under contractual performance standards. Associated direct and incremental costs, which principally consist of registry and Internet Corporation for Assigned Names and Numbers ("ICANN") fees, are also deferred and amortized to service costs on a straight-line basis over the registration term.

The Company’s wholly owned subsidiary, eNom, is an ICANN accredited registrar. Thus, the Company is the primary obligor with its reseller and retail registrant customers and is responsible for the fulfillment of its registrar services. As a result, the Company reports revenue derived from the fees it receives from resellers and retail registrant customers for registrations on a gross basis in the accompanying consolidated statements of operations. A minority of the Company’s resellers have contracted with the Company to provide billing and credit card processing services to the resellers’ retail customer base in addition to domain name registration services. Under these circumstances, the cash collected from these resellers’ retail customer base is in excess of the fixed amount per transaction that the Company charges for domain name registration services. As such, these amounts, which are collected for the benefit of the reseller, are not recognized as revenue and are recorded as a liability until remitted to the reseller on a periodic basis. Revenue from these resellers is reported on a net basis because the reseller determines the price to charge retail customers and maintains the primary customer relationship.

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

Auction Service Revenue.  Domain name auction service revenue represents fees received from selling third-party owned domains via an online bidding process primarily through NameJet, a domain name aftermarket auction company formed in October 2007 by the Company and an unrelated third party. For names sold through the auction process that are registered on the Company’s registrar platform upon sale, the Company has determined that auction revenue and related registration revenue represent separate units of accounting given the domain name has value to the customers on a standalone basis.  As a result, the Company recognizes the related registration fees on a straight-line basis over the registration term. The Company recognizes the bidding portion of auction revenue upon sale, net of payments to third parties since it is acting as an agent only.

Service Costs

Service costs consist primarily of fees paid to registries and ICANN associated with domain registrations, advertising revenue recognized by the Company and shared with its customers or partners as a result of its revenue-sharing arrangements, such as traffic acquisition costs and content revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses associated with the Company’s owned and operated and customer websites, including depreciation of the systems and hardware used to build and operate the Company’s Content & Media platform and Registrar, personnel costs relating to in-house editorial, customer service, information technology and certain content production costs such as our multi-channel video deal with Youtube.

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

•
Direct advertisers who engage the Company to deliver branded advertising impressions. Accounts receivable from direct advertisers are recorded at negotiated advertising rates (customarily based on advertising impressions) and as the related advertising is delivered over the Company's owned and operated websites. Direct advertising accounts receivable are generally due within 30 to 60 days from the date the advertising services are delivered and billed; and,

•
Customers who syndicate the Company's content over their websites in exchange for a share of related advertising revenue. Accounts receivable from these customers are recorded at the revenue share as reported by the underlying customers and are generally due within 30 to 45 days.

The Company's Registrar services are primarily conducted on a prepaid basis or through credit card or Internet payments processed at the time a transaction is consummated, and as such, the Company does not carry significant receivables related to these business activities.
Receivables from registries represent refundable amounts for registrations that were placed on auto-renew status by the registries, but were not explicitly renewed by a registrant as of the balance sheet dates. Registry services accounts receivable is recorded at the amount of registration fees paid by the Company to a registry for all registrations placed on auto-renew status. Subsequent to the lapse of a prior registration period, a registrant either renews the applicable domain name with the Company, which results in the application of the refundable amount to a consummated transaction, or the registrant lets the domain name registration expire, which results in a refund of the applicable amount from a registry to the Company.
The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables from its customers based on its best estimate of the amount of probable losses in existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. In addition, past due balances over 90 days and specific other balances are reviewed individually for collectability at least quarterly.
The allowance for doubtful account activity for the years ended December 31, 2009, 2010 and 2011 is as follows:

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
December 31, 2009	$413	$178	$(199)	$392
December 31, 2010	392	144	(136)	400
December 31, 2011	400	125	(106)	419

Deferred Revenue and Deferred Registration Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance for domain name registration services, licensing and subscription services for premium media content, social media services and online value added services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the unexpired term of the related domain name registration, media subscription as services are rendered, over customer useful life, or online value added service period.

Deferred registration costs represent incremental direct costs made to registries, ICANN, and other third parties for domain name registrations and are recorded as a deferred cost on the balance sheets. Deferred registration costs are amortized to expense on a straight-line basis concurrently with the recognition of the related domain name registration revenue and are included in service costs.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is amortized over two to five years, software is amortized over two to three years, and furniture and fixtures are amortized over seven to ten years. Leasehold improvements are amortized straight-line over the shorter of the remaining lease term or the estimated useful lives of the improvements ranging from one to ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, the Company will record a loss on disposal of the property and equipment, which is computed as difference between the sales price, if any, and the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

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

Intangibles—Acquired in Business Combinations

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, customer relationships, technology, media content, and content publisher relationships. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight line method which approximates the pattern in which the economic benefits are consumed.

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through December 31, 2011, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Throughout 2011, Google, the largest provider of search engine referrals to the majority of the Company's websites, deployed a series of changes to its search engine algorithms, some of which have led the Company to experience a substantial reduction in the total number of Google search referrals to its owned and operated websites. The overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com. the Company's largest website.  The Company determined that the resulting decline in page views did not represent an indication of impairment of its Content & Media long-lived assets, including goodwill, based on an assessment of all relevant factors including increasing advertising yields and diversification of traffic sources contributing to continued growth in revenue and cash flows.

During the fourth quarter of 2011, and in response to the various changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to assess improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $5,898 of accelerated amortization expense in the fourth quarter of 2011. The evaluation was substantially completed in 2011. Any further discretionary actions may result in additional accelerated amortization in the periods the actions occur.

    We intend to evolve and continuously improve our content creation and distribution platform, by creating new content formats to meet rapidly changing consumer demand. Such changes may include increasing our investment in video and long-form content, increasing and expanding distribution of our content to our network of customer websites, and an overall reduction in the volume of shorter-form text articles published on eHow.com. In the near term we also anticipate increased expenditures in non-algorithmic content such as video, longer-form and photo-centric content designed to further enhance user engagement.
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

The fair value of each reporting unit exceeded its carrying value in the first step of the Company's fourth quarter of 2011 and 2010 impairment tests.

Operating Leases
For operating leases that include rent free periods or escalation clauses over the term of the lease, the Company recognizes rent expense on a straight-line basis and the difference between expense and amounts paid are recorded as deferred rent in current and long-term liabilities.
Advertising Costs
Advertising costs are expensed as incurred and generally consist of Internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in Company's consolidated statements of operations. Advertising expense was $2,230, $2,699 and $2,697 for the years ended December 31, 2009, 2010 and 2011, respectively.
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

 Under the Company's Employee Stock Purchase Plan (the "ESPP"), eligible officers and employees may purchase a limited amount of our common stock at a discount to the market price in accordance with the terms of the plan as described in Note 11 - Share-based Compensation Plans and Awards. The Company uses the Black-Scholes option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

Some equity awards granted by the Company contain certain performance and/or market conditions. The Company recognizes compensation cost for awards with performance conditions based upon the probability of that performance condition being met, net of an estimate of pre-vesting forfeitures. Awards granted with performance and/or market conditions are amortized using the graded vesting method.

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

Stock Repurchases

Under a stock repurchase plan, shares repurchased by the Company are accounted for when the transaction is settled. Repurchased shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock at par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the repurchased shares.
Product Development and Software Development Costs
Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $16,362 (net of $11,371 accumulated amortization) and $15,837 (net of $18,332 accumulated amortization) as of December 31, 2010 and 2011, respectively.
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
Foreign Currency Transactions
Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2009, 2010 and 2011, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were not material.
Foreign Currency Translation
The financial statements of foreign subsidiaries are translated into U.S. dollars. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in accumulated other comprehensive earnings (loss) within stockholders' equity (deficit).
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

Valuations are usually obtained from third-party pricing services for identical or comparable assets or liabilities.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities.  The Company’s investments in marketable securities are recorded at fair value.  Prior to the net exercise of the Series C preferred stock warrants concurrent with the Company’s initial public offering, the Series C preferred stock warrants were recorded at fair value with changes in fair value recorded in other income (expense), net. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 2009, 2010 and 2011, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$—	$18,702	$—	$18,702
Total assets at fair value	$—	$18,702	$—	$18,702
Liabilities
Series C preferred stock warrants(2)	—	—	477	477
Total liabilities at fair value	$—	$—	$477	$477
 ___________________________________
(1) comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet
(2) included in Other liabilities in the accompanying balance sheet

December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$54,701	$15,447	$—	$70,148
Total assets at fair value	$54,701	$15,447	$—	$70,148
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

The following table presents a reconciliation of the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009, 2010 and 2011:

Series C Preferred Stock Warrants
Balance at December 31, 2008	$166
Change in fair value included in other income (expense)	59
Balance at December 31, 2009	225
Change in fair value included in other income (expense)	252
Balance at December 31, 2010	477
Change in fair value included in other income (expense)	319
Conversion into common stock	(796)
Balance at December 31, 2011	$—

Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”). The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively. The Company does not anticipate a material impact to the consolidated financial statements upon adoption in 2012.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). This guidance requires companies to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, amounts reclassified from Other Comprehensive Income ("OCI") to net income for each reporting period must be displayed as components of both net income and OCI on the face of the financial statements. The guidance does not change the items that are reported in OCI. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Other than presentational changes, the Company does not anticipate a significant impact to the consolidated financial statements upon adoption in 2012.
In September 2011, FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company did not early adopt this guidance and does not anticipate a material impact to the consolidated financial statements upon adoption in 2012.

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2011
Computers and other related equipment	$29,632	$33,680
Purchased and internally developed software	36,501	45,074
Furniture and fixtures	2,280	2,380
Leasehold improvements	2,740	3,368
	71,153	84,502
Less accumulated depreciation	(36,178)	(51,876)
Property and equipment, net	$34,975	$32,626

At December 31, 2010 and 2011, total software under capital lease and vendor financing obligations consisted of $1,633 and $1,650 with accumulated amortization of $1,044 and $1,590, respectively. Amortization expense for assets under capital lease and vendor financing obligations for the years ended December 31, 2009, 2010 and 2011 was $499, $545 and $547, respectively.
Depreciation and amortization expense, which includes a loss on disposal of property and equipment of approximately $305, $663 and $965 for the years ended December 31, 2009, 2010 and 2011, respectively, by classification is shown below:

	Year ended December 31,
	2009	2010	2011
Service costs	$11,882	$14,783	$16,075
Sales and marketing	184	187	423
Product development	1,434	1,346	1,466
General and administrative	1,463	1,950	2,994
Total depreciation and amortization	$14,963	$18,266	$20,958

4.Intangible Assets

Intangible assets consist of the following:

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$46,094	$(36,018)	$10,076	3.7
Customer relationships	24,355	(17,653)	6,702	5.5
Media content	96,412	(34,205)	62,207	5.1
Technology	34,259	(19,518)	14,741	6.1
Non-compete agreements	14,429	(14,306)	123	3.3
Trade names	10,979	(3,615)	7,364	14.8
Content publisher relationships	2,092	(1,191)	901	5.0
	$228,620	$(126,506)	$102,114	5.3

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$43,343	$(35,674)	$7,669	3.8
Customer relationships	27,325	(20,257)	7,068	5.8
Media content	130,981	(56,847)	74,134	5.1
Technology	38,694	(24,055)	14,639	5.8
Non-compete agreements	14,806	(14,513)	293	3.3
Trade names	11,294	(4,652)	6,642	14.5
Content publisher relationships	2,092	(1,233)	859	5.0
	$268,535	$(157,231)	$111,304	5.3

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification for years ended December, 2009, 2010 and 2011 is shown below:

	Year ended December 31,
	2009	2010	2011
Service costs	$18,607	$22,759	$38,715
Sales and marketing	3,486	3,303	3,069
Product development	5,541	5,257	4,343
General and administrative	4,518	2,431	1,047
Total amortization	$32,152	$33,750	$47,174

Service costs amortization for 2011 includes an accelerated amortization charge of $5,898 as a result of the Company removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2011 is as follows: $36,247 in 2012, $28,914 in 2013, $23,701 in 2014, $14,196 in 2015, $4,127 in 2016 and $4,119 thereafter including amortization expense related to media content of $22,039 in 2012, $19,805 in 2013, $17,329 in 2014, $11,729 in 2015, $3,045 in 2016 and $187 thereafter.

5.	Goodwill

The following table presents the changes in the Company’s goodwill balance:

Balance at December 31, 2008	$225,202
Adjustment related to sale of certain online game businesses	(282)
Balance at December 31, 2009 and 2010	224,920
Goodwill arising from acquisitions (Note-13)	31,140
Balance at December 31, 2011	$256,060

Goodwill in 2011 arose from four acquisitions completed in that year as detailed in Note 13 - Business Acquisitions. In December 2009, the Company completed the sale of one of the Company's online game businesses for aggregate cash consideration of $1,000. The combined and historical results of operations of this business were not significant for year ended December 31, 2009. The disposed assets included media content with an initial book value of $1,259 (fully amortized at the time of sale), trade names with an initial book value of $160 ($24 of accumulated amortization at the time of sale), and allocated goodwill of $282. In conjunction with this sale, the Company recorded a pretax gain on sale of $582, which is included as an offset against general and administrative expenses in the accompanying statements of operations.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2011 and indicated that the fair value of each of its three reporting units significantly exceeded the carrying amount of the respective reporting unit's book value of goodwill at that time.

6.	Other Balance Sheets Items

Accounts receivable consisted of the following:

	December 31, 2010	December 31, 2011
Accounts receivable—trade	$24,569	$29,695
Receivables from registries	2,274	2,970
Accounts receivable, net	$26,843	$32,665

Accrued expenses and other liabilities consisted of the following:

	December 31, 2010	December 31, 2011
Accrued payroll and related items	$9,729	$10,562
Domain owners’ royalties payable	1,366	1,336
Commissions payable	2,813	2,894
Customer deposits	5,458	7,898
Other	10,204	11,242
Accrued expenses and other liabilities	$29,570	$33,932

7.	Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancellable operating and capital leases. The Company’s leases expire between January 2012 and April 2016.

The following is a schedule of future minimum lease payments under operating and capital leases as of December 31, 2011:

	Operating Leases	Capital Leases
Year ending December 31,
2012	$3,851	$7
2013	2,495	7
2014	947	3
2015	982	—
2016	273	—
Thereafter	—	—
Total minimum lease payments	$8,548	17
Less interest expense		(1)
Capital lease obligation		$16
Rent expense incurred by the Company was $3,776, $4,141 and $4,914, respectively, for years ended December 31, 2009, 2010 and 2011. As of December 31, 2010 and 2011, accrued expenses and other current liabilities include a deferred rent liability of $541 and $1,208, respectively and $876 was included in other long-term liabilities as at December 31, 2011.
Letters of Credit
At December 31, 2011, the Company had outstanding standby letters of credit issued via the administrative agent under the Company's revolving credit facility of approximately $6,972 primarily associated with certain payment arrangements with domain name registries as well as security agreements related to real estate leases.
Revolving Line of Credit Agreements
On August 4, 2011, the Company replaced its previous revolving credit facility by entering into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $105,000, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75,000 in the aggregate.  The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility.
The collateral for the Credit Agreement consists of substantially all tangible and intangible assets of the Company, under perfected security interests, including pledges of the common stock of all domestic subsidiaries and a portion of the equity of the foreign subsidiaries of the Company. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial covenants such as a minimum fixed charge ratio and a maximum total net leverage ratio. As of December 31, 2010 and 2011, the Company was in compliance with these covenants, and those under the previous credit facility.
In addition, the Credit Agreement contains covenants restricting the Company's ability to, among other things, incur additional debt or incur or permit to exist certain liens; pay dividends or make other distributions or payments on capital stock; make certain investments and acquisitions; enter into transactions with affiliates; transfer or sell substantially all of the Company's assets.
At December 31, 2010 and 2011, the aggregate borrowings available under the Credit Agreement in place at that date was approximately $93,000 and $98,000. At December 31, 2010 and 2011, no amounts were outstanding under the Credit Agreements.
Total debt issuance costs associated with the Credit Agreement were $1,035, which are being amortized as interest expense on a straight-line basis over the five year term of the Credit Agreement. For the years ended December 31, 2009, 2010 and 2011, $386, $386 and $568 respectively, of debt issuance costs were amortized and included in interest expense. Interest expense for the year ended December 31, 2011 includes $240 relating to the acceleration of unamortized debt issuance costs from the credit agreement replaced during that year. At December 31, 2011, net debt issuance costs of $207 and $744 are included in other current assets and other assets, non-current, respectively.
Litigation

In April 2011, the Company and eleven other defendants were named in a patent infringement lawsuit filed in the U.S. District Court, Eastern District of Texas.  The plaintiff filed and served a complaint making several claims related to a method for displaying advertising on the Internet.  In May 2011, the Company filed its response to the complaint, denying all liability, and is in the process of discussing a resolution with the plaintiff.  The Company intends to vigorously defend its position and does not expect to incur a material loss in respect of this matter.

In addition, from time to time the Company is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which Company is a party that, in our opinion, is likely to have a material adverse effect on the Company’s future financial results.

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

Domain Name Agreement

On April 1, 2011, the Company amended its existing agreement with a customer to provide domain name registration services and manage certain domain names owned and operated by the customer over a twenty seven month term (the "Amended Domain Agreement").  In conjunction with the Amended Domain Agreement, the Company committed to purchase at least $175 of expired domain names every calendar quarter or a total of $1,575 over the term of the agreement.  The contract can be terminated by either the Company or the counter party within 60 days prior to the end of each annual renewal period.  The aggregate value of expired domain names purchased by the Company from inception through December 31, 2011 was $642.

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

8.	Income Taxes

Income/(loss) before income taxes for the years ended December 31, 2009, 2010 and 2011 consisted of the following:

	December 31, 2009	December 31, 2010	December 31, 2011
Domestic	$(19,856)	$(1,530)	$(13,820)
Foreign	156	102	(527)
Loss before income taxes	$(19,700)	$(1,428)	$(14,347)
The income tax benefit (expense) consists of the following:

	December 31, 2009	December 31, 2010	December 31, 2011
Current (expense) benefit
Federal	$(7)	$—	$10
State	(175)	(709)	(1,011)
International	(382)	(208)	(6)
Deferred (expense) benefit
Federal	(2,807)	(2,910)	(2,551)
State	600	(74)	(640)
International	—	4	21
Total income tax benefit (expense)	$(2,771)	$(3,897)	$(4,177)
The reconciliation of the federal statutory income tax rate of 35% to the Company's effective income tax rate is as follows:

	December 31, 2009	December 31, 2010	December 31, 2011
Expected income tax benefit (expense) at U.S. statutory rate	$6,895	$489	$5,022
Difference between U.S. and foreign taxes	(324)	(126)	(124)
State tax (expense) benefit, net of federal taxes	743	(433)	825
Non-deductible stock-based compensation	(937)	(748)	(295)
Meals and entertainment	(125)	(178)	(260)
State rate changes	(623)	(350)	(787)
Indirect federal impact of state deferred taxes	138	274	(9)
Valuation allowance	(8,743)	(2,985)	(8,241)
Other	205	160	(308)
Total income tax benefit (expense)	$(2,771)	$(3,897)	$(4,177)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2011 are presented below:

	2010	2011
Deferred tax assets
Accrued liabilities not currently deductible	$5,424	$5,648
Intangible assets—excess of financial statement amortization over tax basis	9,352	12,923
Indirect federal impact of deferred state taxes	678	314
Deferred revenue	4,973	6,507
Net operating losses	22,532	19,448
Stock-based compensation	3,783	12,083
Other	394	601
	47,136	57,524
Deferred tax liabilities
Deferred registration costs	(16,461)	(19,410)
Prepaid expenses	(2,009)	(2,037)
Goodwill not amortized for financial reporting	(14,155)	(18,293)
Intangible assets—excess of financial statement basis over tax basis	(9,201)	(8,243)
Property and equipment	(5,292)	(5,125)
	(47,118)	(53,108)
Valuation allowance	(14,421)	(22,662)
Net deferred tax liabilities	$(14,403)	$(18,246)

Current	$(15,248)	$(18,288)
Non-current	845	42
	$(14,403)	$(18,246)
The Company had federal net operating loss ("NOL") carryforwards of approximately $62,000 and $54,000 as of December 31, 2010 and 2011, respectively, which expire between 2020 and 2029. In addition, as of December 31, 2010 and 2011 the Company had state NOL carryforwards of approximately $10,000 and $12,000, which expire between 2013 and 2030.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. Changes in the Company's equity structure and the acquisitions by the Company of eNom, Trails.com, Maps a La Carte, Pagewise, Pluck, and Indieclick resulted in such an ownership change. Currently, the Company does not expect the utilization of its net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of its previous ownership changes.
The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The Company has determined it is more likely than not that it will not realize the benefit of all its deferred tax assets and accordingly a valuation allowance of $ 14,421 and $22,662 against its deferred taxes was required at December 31, 2010 and 2011, respectively. The change in the valuation allowance for the years ended December 31, 2009, 2010, and 2011 was an increase of $8,743, $2,985 and $8,241 respectively. The valuation allowance is required as a result of the timing of the reversal of deferred tax liabilities associated with tax deductible goodwill which is not certain and thus not available to assure the realization of deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess of deferred tax liabilities at December 31, 2011. As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.
Accounting standards related to stock-based compensation exclude tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, we have not included unrealized stock option tax attributes in our deferred tax assets. Cumulative tax attributes excluded through 2011 were $1,066. The benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.
The Company has not provided for U.S. federal income and foreign withholding taxes on $226 of cumulative undistributed earnings of various non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-

U.S. subsidiaries for an indefinite period of time. It is not practicable to compute the amount of incremental taxes that would result from the repatriation of those earnings.
The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. The Company acquired an $85 uncertain tax position as a result of a business acquisition during 2011.
The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2010 or 2011 other than one related to a business acquisition during the year, and the Company does not expect its uncertain tax position to change during the next twelve months.
During 2011 and 2010, the aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

	Year ended December 31, 2010	Year ended December 31, 2011
Beginning balance	$—	$—
Gross increase in unrecognized tax benefits - prior year tax position	—	85
Gross decrease in unrecognized tax benefits - prior year tax position	—	—
Gross increase in unrecognized tax benefits - current year tax position	—	—
Gross decrease in unrecognized tax benefits - current year tax position	—	—
Settlements with tax authorities	—	—
Lapse of statute of limitations	—	—
Ending balance	—	85
The Company files a U.S. federal and many state tax returns. The tax years 2007 to 2010 remain subject to examination by the IRS and most tax years since the Company's incorporation are subject to examination by various state authorities.

9.	Related Party Transactions

The Company’s Chairman and Chief Executive Officer and certain members of the board of directors of the Company also sit on the board of directors of The FRS Company (“FRS”). The Company recognized approximately $151, $378 and $513 in revenue from FRS for advertising and creative services during the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2010 and December 31, 2011, the Company’s receivable balance due from FRS was $164 and $45, respectively.  The creative services agreement was terminated by the parties effective May 31, 2011.

In May 2009, the Company entered into a Master Relationship Agreement with Mom, Inc. (“Modern Mom”), a corporation that is co-owned and operated by the wife of the Company’s Chairman and Chief Executive Officer. In March 2010, the Company agreed to provide Modern Mom with ten thousand units of articles, to be displayed on the Modern Mom website, for an aggregate fee of up to $500. In March 2011, the parties agreed to discontinue the agreement and as a result, the Company no longer has an obligation to provide Modern Mom with any additional articles. The Company recognized revenue of approximately $57, $242 and $20 in the years ended December 31, 2009, 2010 and 2011, respectively, and amounts due from Modern Mom as of December 31, 2010 and December 31, 2011 were $44 and $0 respectively.

In May 2011, the Company entered into a Database Development and License Agreement with RSS Graffiti, LLC ("RSS Graffiti") to develop a data warehouse and analytics platform. Michael Blend, one of the Company's executive vice presidents, had an approximate 40% ownership interest in RSS Graffiti through his equity holding in an investment group that controlled RSS Graffiti as of the date of the transaction.  In consideration for the services to be provided under the agreement, the Company agreed to pay RSS Graffiti $700 over a seven month period commencing May 2011, and received a two year warrant to purchase 10% of RSS Graffiti for an aggregate exercise price of $2,000.  During the year ended December 31, 2011, the Company paid RSS Graffiti $100. On August 5, 2011, the Company acquired RSS Graffiti thereby effectively terminating the agreement (see Note 13-Business Acquisitions).

10. Employee Benefit Plan
The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company did not make any matching contributions for the years ended December 31, 2009, 2010 and 2011.
11. Share-based Compensation Plans and Awards
Stock Incentive Plans
Under the Company's 2010 Incentive Award Plan (the "2010 Plan"), the Administrator of the 2010 Plan, which is the compensation committee of the Company's board of directors, may grant up to 15,500 stock option, restricted stock, restricted stock unit and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. In connection with the adoption of the 2010 Plan on August 5, 20101, 334 stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. In addition, awards available for grant under the 2010 Plan shall be increased on an annual basis as of January 1st of each fiscal year by an amount equal to the lesser of (i) 6,000 (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2011, 9,842 stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and employee stock options vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period. Restricted stock unit awards generally vest quarterly over a 3 or 4-year period. Certain stock options and restricted stock awards have accelerated vesting provisions in the event of a change in control or termination without cause.
Valuation of Awards
The per share fair value of stock options granted with service and/or performance conditions was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31, 2009	Year ended December 31, 2010	Year ended December 31, 2011
Expected life (in years)	5.72	6.27	5.5
Risk-free interest rate	1.37-2.86	1.31-2.83	1.46-2.30
Expected volatility range	60-62	54-56	56
Weighted average expected volatility	61%	56%	56%
Expected dividend yield	—%	—%	—%
The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. The Company determines the expected term assumption based on the Company's historical exercise behavior combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in the Company's industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its common stock.
The expected term for performance-based and non-employee awards is based on the period of time for which each award is expected to be outstanding, which is typically the remaining contractual term.

Award Activity
Stock Options
Stock option activity for the year ended December 31, 2011 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2010	19,065	$11.88	8.34	$131,569
Options granted	530	16.64
Options exercised	(1,919)	3.19
Options forfeited or canceled	(1,022)	8.89
Outstanding at December 31, 2011	16,654	$13.21	7.53	$17,480
Exercisable at December 31, 2011	7,796	$6.05	6.56	$16,099
Vested and expected to vest at December 31, 2011	14,862	$12.34	7.42	$17,206
The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the estimated fair value of the Company's common stock at December 31, 2010 and 2011 and their exercise prices, respectively for all awards where the fair value of the Company's common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.
During the year ended December 31, 2010, the Company granted certain executive-level employees options to purchase 2,375, 1,150, 1,150 and 1,150 shares of common stock at exercise prices per share of $18.00, $24.00, $30.00, $36.00, respectively, which only commenced vesting upon the completion of its IPO in January 2011. The grant date fair value of these stock options was $30,800.
The following table summarizes information concerning outstanding and exercisable options at December 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - 3.60	3,310	5.8	$2.30	3,031	$2.22
$3.61 - 7.20	1,919	6.2	5.05	1,524	4.91
$7.21 - 10.80	4,635	7.7	9.07	2,778	9.16
$10.81 - 14.40	318	8.6	13.36	105	13.30
$14.41 - 18.00	2,936	8.7	17.41	358	17.08
$18.01 - 21.60	86	9.1	21.36	—	—
$21.61 - 25.20	1,150	8.6	24.00	—	—
$28.81 - 32.40	1,150	8.6	30.00	—	—
$32.41 - 36.00	1,150	8.6	36.00	—	—
	16,654	7.5	$13.21	7,796	$6.05
Information related to stock-based compensation activity is as follows:

	Year ended December 31,
	2009	2010	2011
Weighted average fair value of options granted (per option)	$2.50	$5.41	$8.60
Intrinsic value of options exercised	991	5,889	16,487
Total fair value of restricted stock vested	6,617	7,502	8,377
There was $39,996 of stock-based compensation expense as of December 31, 2011 related to the non-vested portion of time-vested stock options not yet recognized, which is expected to be recognized over a weighted average period of 3.2 years.
RSPRs, restricted stock awards and restricted stock units
Activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2010	1,302	$3.38
Granted	4,092	12.63
Vested	(1,533)	5.46
Forfeited	(255)	15.27
Unvested at December 31, 2011	3,606	$12.19

As of December 31, 2011, there was approximately $36,959 of unrecognized compensation cost related to employee non-vested RSUs, RSPRs and restricted shares.  The amount is expected to be recognized over a weighted average period of 3.3 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.
In connection with the acquisition of Pluck in 2008, the Company agreed to pay out the remaining unvested Pluck stock options held by then-Pluck employees at the date of the acquisition. Payments were made as the then-unvested Pluck options would have otherwise vested and contingent upon the employees continued employment with the Company as of such date. As a result, the Company paid and expensed as part of stock-based compensation $564, $360 and $127 during the years ended December 31, 2009, 2010 and 2011, respectively, related to these options. There are no remaining unvested Pluck options at December 31, 2011.
Employee Stock Purchase Plan

In May 2011, the Company commenced its first offering under the Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of the Company's common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing May and November.  A maximum of one thousand two hundred and fifty shares of common stock may be purchased by each participant at six-month intervals during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized over the life of the 24-month offering period of the ESPP. The Black-Scholes model included an assumption for expected volatility of between 34% and 43% for each of the four purchase periods. During the year ended December 31, 2011, the Company recognized an expense of $1,015 in relation to the ESPP and there were 9,749 shares of common stock remaining authorized for issuance under the ESPP at December 31, 2011. As of December 31, 2011 there was approximately $3,773 of unrecognized compensation cost related to the ESPP which is expected to be recognized on a straight-line basis over the remainder of the offering period.

LIVESTRONG.com Warrants

In January 2008, the Company entered into a license agreement with the Lance Armstrong Foundation, Inc. (the “License Agreement”) and an Endorsement and Spokesperson Agreement with Lance Armstrong (the “Endorsement Agreement”). The Lance Armstrong Foundation, Inc. (“LAF”) is a non-profit organization dedicated to uniting people to fight cancer and Lance Armstrong (“Mr. Armstrong”) is a seven-time winner of the Tour de France and an advocate for cancer patients.  In consideration for the License Agreement and Mr. Armstrong's promotional services, the Company issued warrants to purchase an aggregate of 625 shares of the Company's common stock at an exercise price of $12.00 per share to the LAF (the “LAF Warrant”), to Lance Armstrong (the “Armstrong Warrant”) and Capital Sports & Entertainment (the “CSE Warrant”).

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

Under the terms of the BEI Agreement, which commenced on July 1, 2010 and ends on July 1, 2014, Ms. Banks provides certain services and endorsement rights to the Company, and licenses to the Company certain intellectual property. The Company used this intellectual property to build an owned and operated website on beauty and fashion, typeF.com, which was launched during the three months ended March 31, 2011. As consideration for Ms. Banks’ services, the Company issued a fully-vested four-year warrant to purchase 375 shares of the Company’s common stock at an exercise price of $12.00 per share. The warrant terminates on the earlier of (i) June 30, 2014 or (ii) the closing of a change of control (as defined). In addition, BEI receives royalties on advertising revenue in excess of certain minimum royalty thresholds (as defined).
Stock-based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Year ended December 31,
	2009	2010	2011
Stock-based compensation included in
Service costs	$527	$868	$2,052
Sales and marketing	1,611	2,379	4,857
Product development	1,504	1,692	5,013
General and administrative	4,094	4,750	16,934
Total stock-based compensation included in net loss	7,736	9,689	28,856
Income tax benefit related to stock-based compensation included in net loss	—	(372)	(1,625)
	$7,736	$9,317	$27,231
Included in the table above are cash payments of $565, $360 and $127 related to the Pluck stock options for the years ended December 31, 2009, 2010, and 2011, respectively. In addition, $439 of expense related to the Livestrong Warrant are included in the table above, for the years ended December 31, 2009, 2010 and 2011, respectively. Also included in the table above is $226 and $452 of expense related to the BEI warrant for the years ended December 31, 2010 and 2011, respectively and $725 for the year ended December 31, 2011 related to taxes paid by the Company for vested RSUs which are included as stock-based compensation expense.
During the years ended December 31, 2009, 2010 and 2011, $700, $899 and $1,024 respectively, of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

12. Stockholders' Equity

Stock Repurchases
Under the stock repurchase plan announced on August 19, 2011 and further increased on February 8, 2012, the Company is authorized to repurchase up to $50,000 of its common stock from time to time in open market purchases or in negotiated transactions. During the year ended December 31, 2011, the Company repurchased 2,341 shares at an average price of $7.29 per share for an aggregate amount of $17,064. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.
Shares repurchased by the Company are accounted for when the transaction is settled. As of December 31, 2011, there were 192 unsettled share repurchases at a total cost of $1,323.
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

13. Business Acquisitions

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
During the year ended December 31, 2011, the Company acquired businesses consistent with the Company's strategic plan of acquiring, consolidating and developing Internet media properties and applications. In addition to identifiable assets acquired in these business combinations, the Company acquired goodwill that primarily derives from the ability to generate synergies across the Company's media services.
The acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition. The following table summarizes the allocation of the purchase consideration, which is preliminary and subject to revision based on the finalization of hold back amounts for post-closing obligations and related matters, and the estimated fair value of the assets acquired and the liabilities assumed for business acquisitions made by the Company during the year ended December 31, 2011:

	CoveritLive	Emerging Cast	RSS Graffiti	IndieClick	Total
Goodwill	$2,929	$3,402	$13,325	$11,484	$31,140
Developed technology	1,160	—	2,640	635	4,435
Customer relationships	600	—	228	2,008	2,836
Non-compete arrangements	30	61	—	286	377
Trade names and other	35	10	12	250	307
Other assets acquired (liabilities assumed)	146	(41)	23	(1,625)	(1,497)

Total	$4,900	$3,432	$16,228	$13,038	$37,598

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
On August 5, 2011, the Company acquired 100% of the membership units (including the profits interest) of RSS Graffiti, LLC, a creator of content sharing applications on Facebook, helping online publishers, brands and individuals to program content for their fan audience on Facebook. The purchase price of approximately $16,228 (subject to adjustment) was comprised of cash consideration of approximately $12,614 and 390 shares of unregistered common stock valued at $3,614, based on the Company's stock price on the acquisition date. $750 of the cash purchase price was held back by the Company to satisfy post-closing indemnification obligations and/or post-closing working capital adjustments based on the balance sheet as of the acquisition date.  Any remaining portion of the hold back amount that is not subject to then pending claims will be paid on the 12-month anniversary of the acquisition date.

On August 8, 2011, the Company acquired 100% of the equity of IndieClick Media Group, Inc., an online branding and advertising company that represents niche-focused online properties in the entertainment, music, film, fashion and comedy categories, for approximately $13,038 (subject to adjustment) in cash. $1,400 of the purchase consideration was subject to a hold back to satisfy post-closing indemnification obligations and/or post-closing working capital adjustments. Any remaining portion of such hold back amount that is not subject to then pending claims will be paid to the selling shareholders on the 18-month anniversary of the closing of the transaction.

For all acquisitions completed during the year ended December 31, 2011, developed technology has a weighted-average useful life of 4.1 years, customer relationships have a weighted-average useful life of 6.7 years, non-compete arrangements have a weighted-average useful life of 2.3 years and trade names and other long-lived intangible assets have a weighted-average useful life of 9 years.  Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and the Company's ability to generate synergies with its services. Goodwill of approximately $16,300 is expected to be deductible for tax purposes.

Supplemental Pro forma Information (unaudited)
Supplemental information on an unaudited pro forma basis, as if the 2011 acquisitions had been consummated as of January 1, 2010, is as follows:

	Year ended December 31,	Year ended December 31,
	2010	2011
	(unaudited)
Revenue	$261,897	$328,925
Net loss	(6,925)	(22,311)

Disclosure of revenue and earnings for the 2011 acquisitions included in the consolidated results of the Company for the post acquisition periods is impracticable because their operations were integrated into our existing business and not managed or tracked on a separate basis.
The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of January 1, 2010.

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

Revenue derived from the Company’s Content & Media and Registrar Services is as follows

	Year ended December 31,
	2009	2010	2011
Content & Media revenue
Owned & operated	$73,204	$110,770	$157,089
Network	34,513	42,140	48,361
Total Content & Media revenue	107,717	152,910	205,450
Registrar revenue	90,735	100,026	119,416
Total Revenue	$198,452	$252,936	$324,866

15. Concentrations
Concentration of the Cost of Registered Names
For the years ended December 31, 2009, 2010 and 2011, approximately 85%, 84% and 80%, respectively, of the payments for the cost of registered names and prepaid registration fees were made to a single domain name registry, which is accredited by ICANN to be the exclusive registry for certain TLD's. The failure of this registry to perform its operations may cause significant short-term disruption to the Company's domain registration business.

Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.
At December 31, 2010 and 2011, the Company's cash and cash equivalents and marketable securities were maintained primarily with four major U.S. financial institutions and four foreign banks. The Company also has used one Internet payment processor in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.
A substantial portion of the Company's advertising revenue is generated through arrangements with two advertising network partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in renewing its agreements with advertising network partners on commercially acceptable terms. The percentage of revenue generated through advertising network partners representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2009	2010	2011
Advertising Network Partner A	14%	*	*
Advertising Network Partner B	18%	29%	33%
At December 31, 2010 and 2011, advertising network partners comprising more than 10% of the consolidated accounts receivable balance were as follows:

	2010	2011
Advertising Network Partner A	*	*
Advertising Network Partner B	33%	27%
*less than 10% as of or for the period

16. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Year ended December 31,
	2009	2010	2011
Numerator:
Net loss	$(22,471)	$(5,325)	$(18,524)
Cumulative preferred stock dividends	(30,848)	(33,251)	(2,477)
Net loss attributable to common stockholders	$(53,319)	$(38,576)	$(21,001)
Denominator:
Weighted average common shares outstanding	14,554	15,002	79,121
Weighted average unvested restricted stock awards	(3,395)	(1,494)	(475)
Weighted average common shares outstanding—basic	11,159	13,508	78,646
Dilutive effect of stock options, warrants and convertible preferred stock	—	—	—
Weighted average common shares outstanding—diluted	11,159	13,508	78,646
Net loss per share—basic and diluted	$(4.78)	$(2.86)	$(0.27)
As of each period end, the following common equivalent shares were excluded from the calculation of the Company's net loss per share as their inclusion would have been antidilutive:

	Year ended December 31,
	2009	2010	2011
Stock options	11,771	19,065	16,654
Unvested RSUs and restricted shares	2,038	1,302	3,606
Convertible Series A Preferred Stock	32,667	32,667	—
Convertible Series B Preferred Stock	4,732	4,732	—
Convertible Series C Preferred Stock	13,024	13,024	—
Convertible Series D Preferred Stock	11,250	11,250	—
Convertible Series C Preferred Stock Warrants	63	63	—
Common Stock Warrants	1,374	1,749	375
ESPP shares	—	—	1,249

17.	Subsequent Events

On February 8, 2012, the Company's Board of Directors approved a plan to increase amounts authorized under the Company's stock repurchase plan by $25,000. Under the revised plan, the Company is authorized to repurchase up to $50,000 of its common stock from time to time in open market purchases or in negotiated transactions. During the period from January 1, 2012 to February 24, 2012, Company repurchased 421 shares for an aggregate amount of $2,988 and as at February 24, 2012, and approximately $29,900 remains available for future purchases.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1
Securities Purchase Agreement, dated as of August 5, 2011, by and among Demand Media, Inc., RSS Graffiti, LLC, the holders of the membership interests of RSS Graffiti, LLC and Folie Investment Group LLC, as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2011)

2.2
Stock Purchase Agreement, dated as of August 8, 2011, by and among Demand Media, Inc., IndieClick Media Group, Inc, the holders of the shares of common stock of IndieClick Media Group, Inc. and Peter Luttrell, as the Seller Representative (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2011)

3.1
Amended and Restated Certificate of Incorporation of Demand Media, Inc., dated January 28, 2011 (incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2011)

3.2		Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2011)
4.1
Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

4.2
Third Amended and Restated Stockholders' Agreement, by and among Demand Media, Inc., and the stockholders listed on Exhibit A thereto, dated March 3, 2008 (incorporated by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

4.2A
Amendment No. 1 to Third Amended and Restated Stockholders' Agreement, dated October 21, 2010 (incorporated by reference to Exhibit 4.03 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.1	†
Form of Indemnification Agreement entered into by and between Demand Media, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.01 to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 12, 2010)

10.2
Sublease, by and between Dimensional Fund Advisors LP and Demand Media, Inc., dated September 24, 2009 (incorporated by reference to Exhibit 10.02 to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on September 16, 2010)

10.3	†
Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, adopted April 2006, amended and restated June 26, 2008 (incorporated by reference to Exhibit 10.03 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.3A	†
First Amendment to the Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, dated June 1, 2009 (incorporated by reference to Exhibit 10.03A to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.4	†
Form of Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.06 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.5	†
Form of Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.6	†
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.7	†
Demand Media Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.8	†
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 1, 2007, amended February 9, 2010 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.9	†
Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 1, 2007 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.10	†
Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Michael Blend, dated May 29, 2008, amended February 10, 2010 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.11	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated June 2009 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.12	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 2009 (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.13	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Shawn Colo, dated June 2009 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.14	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Michael Blend, dated June 2009 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.15	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and David Panos, dated April 5, 2010 (incorporated by reference to Exhibit 10.29 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.16	†
Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Joanne Bradford, dated March 26, 2010 (incorporated by reference to Exhibit 10.30 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.17	†
Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated March 26, 2010 (incorporated by reference to Exhibit 10.32 to the Company's Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 10, 2010)

10.18	†
Demand Media, Inc. 2010 Incentive Award Plan, adopted August 3, 2010 (incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.19	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.20	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011)

10.21	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

10.22	†
Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated August 3, 2010 (incorporated by reference to Exhibit 10.31 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.23	†
Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.24	†
Employment Agreement between Demand Media, Inc. and Richard Rosenblatt, dated August 5, 2010 (incorporated by reference to Exhibit 10.08 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.25	†
Employment Agreement between Demand Media, Inc. and Charles Hilliard, dated August 5, 2010 (incorporated by reference to Exhibit 10.09 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.26	†
Employment Agreement between Demand Media, Inc. and Shawn Colo, dated August 31, 2010 (incorporated by reference to Exhibit 10.10A to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

10.27	†
Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated March 15, 2010 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.27A	†
First Amendment to Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated September 3, 2010 (incorporated by reference to Exhibit 10.13A to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2011)

10.28	†
Employment Agreement between Demand Media, Inc. and David Panos, dated August 24, 2010 (incorporated by reference to Exhibit 10.28 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.29	†
Offer Letter between Demand Media, Inc. and Michael Blend, dated August 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.30	†	Executive Separation Agreement and General Release between Demand Media, Inc. and Larry Fitzgibbon, dated January 27, 2012 (filed herewith)
10.31
Google Services Agreement, between Google, Inc. and Demand Media, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.31A
Amendment Number 3 to Google Services Agreement, entered into as of September 1, 2011, between Google, Inc. and Demand Media, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.32
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.01 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2011)
21.1		List of subsidiaries of Demand Media, Inc. (filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS		XBRL Instance Document*
101.SCH		XBRL Taxonomy Extension Schema Document*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document*

† Indicates management contract or compensatory plan, contract or arrangement.

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