Form 10-Q
period 2012-03-31
DEMAND MEDIA INC.
filed 2012-05-11
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒
 As of May 10, 2012, there were 83,914,973 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.     FINANCIAL INFORMATION

Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	December 31, 2011	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$86,035	$95,568
Accounts receivable, net	32,665	32,323
Prepaid expenses and other current assets	8,656	7,995
Deferred registration costs	50,636	56,540
Total current assets	177,992	192,426
Deferred registration costs, less current portion	9,555	11,249
Deferred tax assets	42	1,243
Property and equipment, net	32,626	34,481
Intangible assets, net	111,304	101,864
Goodwill	256,060	256,060
Other assets	2,524	2,996
Total assets	$590,103	$600,319
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$10,046	$7,871
Accrued expenses and other current liabilities	33,932	33,706
Deferred tax liabilities	18,288	18,663
Deferred revenue	71,109	76,844
Total current liabilities	133,375	137,084
Deferred revenue, less current portion	14,802	16,540
Other liabilities	1,660	3,160
Total liabilities	149,837	156,784
Commitments and contingencies (Note 7)
Stockholders’ equity
Common Stock, $0.0001 par value. Authorized 500,000 shares; 85,946 and 83,849 shares issued, and 83,605 and 81,087 shares outstanding at December 31, 2011 and March 31, 2012, respectively	10	10
Additional paid-in capital	528,032	536,140
Accumulated other comprehensive income	59	53
Treasury stock at cost, 2,341 and 2,762 shares at December 31, 2011 and March 31, 2012, respectively	(17,064)	(20,055)
Accumulated deficit	(70,771)	(72,613)
Total stockholders’ equity	440,266	443,535
Total liabilities, convertible preferred stock and stockholders’ equity	$590,103	$600,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2011	2012
Revenue	$79,523	$86,234
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	37,654	41,262
Sales and marketing	9,583	10,393
Product development	9,251	10,124
General and administrative	17,024	15,395
Amortization of intangible assets	10,203	11,956
Total operating expenses	83,715	89,130
Loss from operations	(4,192)	(2,896)
Other income (expense):
Interest income	42	15
Interest expense	(162)	(137)
Other income (expense), net	(257)	(19)
Total other expense	(377)	(141)
Loss before income taxes	(4,569)	(3,037)
Income tax (expense)/benefit	(1,013)	1,195
Net loss	(5,582)	(1,842)
Cumulative preferred stock dividends	(2,477)	—
Net loss attributable to common stockholders	$(8,059)	$(1,842)

Basic and diluted net loss per share	$(0.13)	$(0.02)
Weighted average number of shares	63,759	82,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2011	2012
Net income/(loss)	$(5,582)	$(1,842)
Other comprehensive income/(loss)
Foreign currency translation adjustment	8	(6)
Other comprehensive income/(loss)	8	(6)
Comprehensive income/(loss)	$(5,574)	$(1,848)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Common stock		Additional paid-in capital amount	Treasury Stock	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	83,605	$10	$528,032	$(17,064)	$59	$(70,771)	$440,266
Exercise of stock options, net	665	—	1,325	—	—	—	1,325
Stock option windfall tax benefits	—	—	(88)	—	—	—	(88)
Repurchases of common stock to be held in treasury	(421)	—	—	(2,991)	—	—	(2,991)
Stock-based compensation expense	—	—	6,871	—	—	—	6,871
Foreign currency translation adjustment	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(1,842)	(1,842)
Balance at March 31, 2012	83,849	$10	$536,140	$(20,055)	$53	$(72,613)	$443,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
 (unaudited)

	Three months ended March 31,
	2011	2012
Cash flows from operating activities
Net loss	$(5,582)	$(1,842)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	15,212	16,920
Deferred income taxes	542	(826)
Stock-based compensation	8,836	7,391
Windfall tax benefit from exercises of stock options	(66)	—
Other	379	(594)
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(4,597)	416
Prepaid expenses and other current assets	(471)	(957)
Deferred registration costs	(3,410)	(7,598)
Deposits with registries	(108)	680
Other assets	181	(585)
Accounts payable	1,067	(1,929)
Accrued expenses and other liabilities	3,516	(71)
Deferred revenue	3,721	7,473
Net cash provided by operating activities	19,220	18,478
Cash flows from investing activities
Purchases of property and equipment	(5,084)	(4,321)
Purchases of intangible assets	(14,204)	(2,703)
Cash paid for acquisitions, net of cash acquired	(3,839)	(243)
Net cash used in investing activities	(23,127)	(7,267)
Cash flows from financing activities
Principal payments on capital lease obligations	(174)	—
Proceeds from issuances of common stock (net of issuance costs of $3,192)	78,874	—
Proceeds from exercises of stock options and contributions to ESPP	851	2,115
Windfall tax benefit from exercises of stock options	66	—
Repurchases of common stock	—	(2,990)
Payments of withholding tax on net exercise of stock-based awards	—	(796)
Net cash provided by (used in) financing activities	79,617	(1,671)
Effect of foreign currency on cash and cash equivalents	8	(7)
Change in cash and cash equivalents	75,718	9,533
Cash and cash equivalents, beginning of period	32,338	86,035
Cash and cash equivalents, end of period	$108,056	$95,568

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

Basis of Preparation

The accompanying interim consolidated balance sheet as of March 31, 2012, the consolidated statements of operations, statements of comprehensive income and statements of cash flows for the three month periods ended March 31, 2011 and 2012, and the consolidated statement of stockholders’ equity (deficit) for the three month period ended March 31, 2012 are unaudited.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s statement of financial position as of March 31, 2012 and its results of operations for the three month periods ended March 31, 2011 and 2012 and its cash flows for the three month periods ended March 31, 2011 and 2012. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2011.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the quarters ended March 31, 2011 and 2012, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Deferred registration costs represent incremental direct cost paid in advance to registries, ICANN, and other third parties for domain name registrations and are recorded as a deferred cost on the balance sheets. Deferred registration costs are amortized to expense on a straight-line basis concurrently with the recognition of the related domain name registration revenue and are included in service costs.

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through March 31, 2012, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms, which have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com, the Company's largest website. From October 2011 to March 2012, and in response to the changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $1,818 of accelerated amortization expense in the first quarter of 2012.

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to meet rapidly changing consumer demand. In 2012 to date, such changes include increasing our investment in video, long-form content, images and diagrams, increasing and expanding distribution of our content to our network of customer websites, and an overall reduction in the volume of shorter-form text articles published on eHow.com. In the near term we also anticipate increased expenditures on new content formats in an effort to further enhance user engagement.
There can be no assurance that these changes or any future changes that may be implemented by the Company, by search engines to their algorithms and search methodologies, or by consumers in their web usage habits will not adversely impact the carrying value, estimated useful life or intended use of our long-lived assets. The Company will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of the Company's long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of the carrying value of its long-lived assets, including its media content and goodwill arising from acquisitions.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is amortized over two to five years, software is amortized over two to three years, and furniture and fixtures are amortized over seven to ten years. Leasehold improvements are amortized straight-line over the shorter of the remaining lease term or the estimated useful lives of the improvements ranging from one to six years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, the Company will record a loss on disposal of the property and equipment, which is computed as the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

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

In order to maintain the rights to each undeveloped website acquired, the Company pays periodic renewal registration fees, which generally cover a minimum period of twelve months. The Company records renewal registration fees of website name intangible assets in deferred registration costs and recognizes the costs over the renewal registration period, which is included in service costs.

Intangibles—Media Content

The Company capitalizes the direct costs incurred to acquire its media content that is determined to embody a probable future economic benefit. Costs are recognized as finite lived intangible assets based on their acquisition cost to the Company. Direct content costs primarily represent amounts paid to unrelated third parties for completed content units, and to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of specific content units acquired prior to their publication. Internal costs not directly attributable to the enhancement of an individual content unit acquired are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs for the ongoing maintenance of the Company’s websites in which the Company’s content is deployed.

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

Intangibles—Acquired in Business Combinations

The Company performs valuations on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Intangible assets acquired in business combinations include: trade names, non-compete agreements, owned website names, customer relationships, technology, media content, and content publisher relationships. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight line method which approximates the pattern in which the economic benefits are consumed.

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

Business acquisitions and supplemental pro forma information

The Company did not complete any business acquisitions in the three months ended March 31, 2012.

Supplemental information on an unaudited pro forma basis, as if the four acquisitions completed in 2011 had been consummated as of January 1, 2011 is as follows:

Three months ended March 31,
2011
(unaudited)
Revenue	$81,330
Net loss	(6,883)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects amortization of intangible assets as result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options that do not include market conditions. Stock-based awards are comprised principally of stock options, restricted stock awards (“RSA”) and restricted stock units ("RSU").

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

Net Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Because the Company reported losses for the periods presented, all potentially dilutive common shares comprising of stock options, RSUs, stock from the employee stock purchase plan, warrants and convertible preferred stock are antidilutive.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities.  The Company’s investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2011 and three month period ended March 31, 2012, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$54,701	$15,447	$—	$70,148
Total assets at fair value	$54,701	$15,447	$—	$70,148
___________________________________
(1)Comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

March 31, 2012

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$29,715	$7,447	$—	$37,162
Total assets at fair value	$29,715	$7,447	$—	$37,162
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

 Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”). The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively. There was not a material impact to the consolidated financial statements upon adoption in 2012.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). This guidance requires companies to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, amounts reclassified from Other Comprehensive Income ("OCI") to net income for each reporting period must be displayed as components of both net income and OCI on the face of the financial statements. The guidance does not change the items that are reported in OCI. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Other than presentational changes, there was not a significant impact to the consolidated financial statements upon adoption in 2012.
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

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	March 31, 2012
Computers and other related equipment	$33,680	$36,209
Purchased and internally developed software	45,074	48,548
Furniture and fixtures	2,380	2,492
Leasehold improvements	3,368	3,368
	84,502	90,617
Less accumulated depreciation	(51,876)	(56,136)
Property and equipment, net	$32,626	$34,481

Depreciation and software amortization expense by classification for the three months ended March 31, 2011 and 2012 is shown below:

	Three months ended March 31,
	2011	2012
Service costs	$4,044	$3,650
Sales and marketing	72	134
Product development	321	282
General and administrative	572	898
Total depreciation	$5,009	$4,964

4.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$43,343	$(35,674)	$7,669	3.8
Customer relationships	27,325	(20,257)	7,068	5.8
Media content	130,981	(56,847)	74,134	5.1
Technology	38,694	(24,055)	14,639	5.8
Non-compete agreements	14,806	(14,513)	293	3.3
Trade names	11,294	(4,652)	6,642	14.5
Content publisher relationships	2,092	(1,233)	859	5.0
	$268,535	$(157,231)	$111,304	5.3

	March 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$43,983	$(37,234)	$6,749	3.7
Customer relationships	27,325	(21,061)	6,264	5.8
Media content	129,340	(61,430)	67,910	5.1
Technology	38,694	(25,179)	13,515	5.8
Non-compete agreements	14,806	(14,558)	248	3.3
Trade names	11,294	(4,916)	6,378	14.5
Content publisher relationships	2,092	(1,292)	800	5.0
	$267,534	$(165,670)	$101,864	5.3

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification for the three months ended March 31, 2011 and 2012 is shown below:

	Three months ended
	March 31,
	2011	2012
Service costs	$7,776	$9,920
Sales and marketing	828	710
Product development	1,288	1,068
General and administrative	311	258
Total amortization	$10,203	$11,956

5.	Goodwill

The following table presents the changes in the Company’s goodwill balance:

Balance at December 31, 2010	$224,920
Goodwill arising from acquisitions	31,140
Balance at December 31, 2011	256,060
Goodwill arising from acquisitions	—
Balance at March 31, 2012	$256,060

Goodwill in 2011 arose from four acquisitions completed in that year. There were no business acquisitions during the three months ended March 31, 2012.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2011 and indicated that the fair value of each of its three reporting units significantly exceeded the carrying amount of the respective reporting unit's book value of goodwill at that time.

6.	Other Balance Sheets Items

Accounts receivable consisted of the following:

	December 31, 2011	March 31, 2012
Accounts receivable—trade	$29,695	$28,586
Receivables from registries	2,970	3,737
Accounts receivable, net	$32,665	$32,323

Accrued expenses and other liabilities consisted of the following:

	December 31, 2011	March 31, 2012
Accrued payroll and related items	$10,562	$12,581
Domain owners’ royalties payable	1,336	1,087
Commissions payable	2,894	2,936
Customer deposits	7,898	6,156
Other	11,242	10,946
Accrued expenses and other liabilities	$33,932	$33,706

7.	Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancellable operating and capital leases. The Company’s leases expire between July 2012 and February 2017.

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

From time to time, the Company is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which Company is a party that, in our opinion, is likely to have a material adverse effect on the Company’s future financial results.

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

Domain Name Agreement

In April 2011, the Company entered an agreement to provide domain name registration services and manage certain domain names owned and operated by a customer over a twenty seven month term (the "Domain Agreement").  In conjunction with the Domain Agreement, the Company committed to purchase at least $175 of expired domain names every calendar quarter or a total of $1,575 over the term of the agreement.  The contract can be terminated by either the Company or the counter party providing notice at least 60 days prior to the end of each annual renewal period.  The aggregate value of expired domain names purchased by the Company from inception through March 31, 2012 was $861.

gTLD Commitment

The Internet Corporation for Assigned Names and Numbers, or ICANN has approved a framework for the significant expansion of the number of generic Top Level Domain ("gTLDs") in 2012. The Company has entered into various agreements with third-parties in respect of its gTLD initiative, and has committed to invest approximately $18,000 in connection with its gTLD initiative at March 31, 2012.

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

During the three months ended March 31, 2012, we recorded an income tax benefit of $1.2 million compared to an expense of $1.0 million during the same period in 2011, representing a movement of $2.2 million. The movement was primarily due to a benefit from the change in California apportionment methodology during the quarter ended March 31, 2012. Adoption of this change reduced our effective state tax rate compared to the prior period.

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
The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. The Company acquired an $84 uncertain tax position as a result of a business acquisition during 2011.
The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant.  No uncertain income tax positions were recorded during 2011 or 2012 other than the acquired uncertain tax position, and the Company does not expect its uncertain tax position to change during the next twelve months. The Company files a U.S. federal and many state tax returns. The tax years 2007 to 2010 remain subject to examination by the IRS and all tax years since the Company's incorporation are subject to examination by various state authorities.

9.	Related Party Transactions

The Company’s Chairman and Chief Executive Officer and certain members of the board of directors are on the board of directors of The FRS Company (“FRS”). The Company recognized approximately $254 and $10 in revenue from FRS for advertising and creative services during the three months ended March 31, 2011 and 2012, respectively. As of December 31, 2011 and March 31, 2012, the Company’s receivable balance due from FRS was $45 and $54, respectively.  The creative services agreement was terminated by the parties effective May 31, 2011.

10. Share-based Compensation Plans and Awards

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three months ended
	March 31,
	2011	2012
Expected life (in years)	5.78	NA
Risk-free interest rate	2.00%	NA
Expected volatility	56%	NA
Expected dividend yield	—%	NA
Weighted-average estimated fair value of options granted during the period	$9.24	—

The Company did not grant any stock options to employees during the three months ended March 31, 2012.

Stock Options

Stock option activity (in thousands, except share and per share data) for the three months ended March 31, 2012 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	16,654	$13.21	7.53	$17,480
Options granted	—	—
Options exercised	(443)	3.03
Options forfeited or canceled	(640)	13.14
Outstanding at March 31, 2012	15,571	$13.50	7.07	$18,452
Exercisable at March 31, 2012	7,934	$6.55	6.02	$17,336
Vested and expected to vest after March 31, 2012	13,966	$12.58	6.94	$18,227

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.25 of the Company’s common stock on March 31, 2012 for all awards where that stock price exceeds the exercise price.  Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information concerning outstanding and exercisable options at March 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - 3.60	2,959	5.33	$2.28	2,772	$2.22
$3.61 - 7.20	1,732	5.61	$5.08	1,479	$4.96
$7.21 - 10.80	4,471	7.12	$9.07	3,028	$9.16
$10.81 - 14.40	274	7.78	$13.27	120	$13.28
$14.41 - 18.00	2,628	8.15	$17.43	515	$16.97
$18.01 - 21.60	57	7.99	$21.38	20	$21.34
$21.61 - 25.20	1,150	8.35	$24.00	—	—
$28.81 - 32.40	1,150	8.35	$30.00	—	—
$32.41 - 36.00	1,150	8.35	$36.00	—	—
	15,571	7.07	$13.50	7,934	$6.55

The total grant date fair value of stock options vested during the three months ended March 31, 2011 and 2012 was $3,481 and $2,594, respectively.  The aggregate intrinsic value of all options exercised during the three months ended March 31, 2011 and 2012 was $6,108 and $1,855 respectively.

As of March 31, 2012, there was $30,525 of unrecognized stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 3.3 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

Restricted stock awards and restricted stock units

The following table summarizes the activity of RSUs and other restricted shares for the three months ended March 31, 2012 is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2011	3,606	$12.19
Granted	158	6.34
Vested	(321)	12.95
Forfeited	(187)	14.17
Unvested at March 31, 2012	3,256	$11.71

As of March 31, 2012, there was approximately $30,206 of unrecognized compensation cost related to employee non-vested RSUs and restricted shares.  The amount is expected to be recognized over a weighted average period of 3.0 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

The Company has granted equity awards to consultants whereby up to 125 shares of common stock will be awarded upon the fulfillment of certain performance conditions before July 31, 2012. No vesting will occur if the performance conditions are not fulfilled before July 31, 2012. The Company will recognize stock-based compensation expense for the fair value of any equity issued under this grant, which will be measured at the date that the performance condition is fulfilled.

Employee Stock Purchase Plan

In May 2011, the Company commenced its first offering under the Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase a limited amount of the Company's common stock at a 15% discount to the market price through payroll deductions. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for up to four concurrent offering periods of twenty-four, eighteen, twelve and six-month durations, which correspondingly have four, three, two and one, six-month purchase periods, respectively.  A maximum of one thousand two hundred and fifty shares of common stock may be purchased by each participant at six-month intervals during each purchase period within an offering. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized over the life of the 24-month offering period of the ESPP. The Black-Scholes model included an assumption for expected volatility of between 34% and 43% for each of the four purchase periods. During the three months ended March 31, 2012, the Company recognized an expense of $582 in relation to the ESPP and there were 9,749 shares of common stock remaining authorized for issuance under the ESPP at March 31, 2012. As of March 31, 2012, there was approximately $3,200 of unrecognized compensation cost related to the ESPP which is expected to be recognized on a straight-line basis over the remainder of the offering period.

LIVESTRONG.com Warrants

In January 2008, the Company entered into a license agreement with the Lance Armstrong Foundation, Inc. (the “License Agreement”). The Lance Armstrong Foundation (“LAF”) is a non-profit organization dedicated to uniting people to fight cancer.  In consideration for the License Agreement, the Company issued warrants to purchase an aggregate of 312 shares of the Company's common stock at an exercise price of $12.00 per share to the LAF (the “LAF Warrant”). The LAF Warrant was automatically net exercised upon the closing date of the Company's IPO and as a result the Company issued 184 shares of common stock to LAF in January 2011.

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

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended March 31,
	2011	2012
Stock-based compensation included in
Service costs	$237	$708
Sales and marketing	900	1,536
Product development	1,116	1,688
General and administrative	6,674	3,459
Total stock-based compensation included in net loss	8,927	7,391

Stock-based compensation expense in the three months ended March 31, 2011 includes $5,051 related to 1,625 performance and market-based stock options and 1,000 RSPR awards granted to certain executive officers in prior years that vested in 2011 on the fulfillment of certain market and performance conditions: the completion of the Company’s initial public offering and the meeting of an average closing price of the Company’s stock for a stipulated period of time.

11. Stockholders' Equity

Stock Repurchases
Under the stock repurchase plan announced on August 19, 2011 and increased on February 8, 2012, the Company is authorized to repurchase up to $50,000 of its common stock from time to time. During the three months ended March 31,

2012, the Company repurchased 421 shares at an average price of $7.09 per share for an aggregate amount of $2,990. As of March 31, 2012, approximately $30 million of the stock repurchase authorization remained. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.
Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2012, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.
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

Revenue derived from the Company’s Content & Media and Registrar Services is as follows

	Three months ended
	March 31,
	2011	2012
Content & Media revenue
Owned & operated	$40,524	$39,348
Network	11,328	14,615
Total Content & Media revenue	51,852	53,963
Registrar revenue	27,671	32,271
Total Revenue	$79,523	$86,234

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended
	March 31,
	2011	2012
Numerator:
Net loss	$(5,582)	$(1,842)
Cumulative preferred stock dividends	(2,477)	—
Net loss attributable to common stockholders	$(8,059)	$(1,842)
Denominator:
Weighted average common shares outstanding	64,595	83,445
Weighted average unvested restricted stock awards	(836)	(503)
Weighted average common shares outstanding—basic	63,759	82,942
Dilutive effect of stock options, warrants and convertible preferred stock	—	—
Weighted average common shares outstanding—diluted	63,759	82,942
Net loss per share—basic and diluted	$(0.13)	$(0.02)

As of each period end, the following common equivalent shares were excluded from the calculation of the Company’s net loss per share as their inclusion would have been antidilutive:

	March 31,
	2011	2012
Stock options	18,915	15,571
Unvested RSUs	278	3,256
Common Stock Warrants	375	375
ESPP shares	—	876

14. Subsequent Events

During the period from April 1, 2012 to May 10, 2012, the Company issued 2,284 restricted stock units as part of employee compensation.
In April 2012, the Company invested approximately $18,000 in connection with its generic Top Level Domain ("gTLD") initiative.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2011 Annual Report on Form 10-K.

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

For the three months ended March 31, 2011 and 2012, we reported revenue of $79.5 million and $86.2 million, respectively.  For the three months ended March 31, 2011 and 2012, our Content & Media offering accounted for 65% and 63% of our total revenue, respectively, and our Registrar service accounted for 35% and 37% of our total revenue, respectively.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended March 31,
	2011	2012	% Change
Content & Media Metrics (1)
Owned & operated
Page views (in millions)	2,582	3,142	22%
RPM	$15.69	$12.52	(20)%
Network of customer websites
Page views (in millions)	3,766	4,722	25%
RPM	$3.01	$3.10	3%
RPM ex-TAC	$2.16	$2.38	10%
Registrar Metrics (1)
End of Period # of Domains (2) (in millions)	11.4	13.3	16%
Average Revenue per Domain (2)	$9.88	$9.94	1%

___________________________________

(1)
For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

(2)
Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at March 31, 2012 would have increased 20% and average revenue per domain during the three months ended March 31, 2012 would have decreased 4% compared to the corresponding prior-year period.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising where an advertiser pays when the advertising is displayed. For the three months ended March 31, 2012, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For each of the three months ended March 31, 2011 and 2012 approximately 36% of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

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

We believe that there is an opportunity to further grow our Content & Media service offering by publishing and distributing our content to an increased number of distribution outlets. For example, we launched our premium multi-channel YouTube initiative in December 2011, and we currently have arrangements with a number of third-party customers to distribute and license our content on their websites. We also expanded distribution to our network of customer websites via our recent acquisition of IndieClick and believe that IndieClick's innovative product offerings provide us an opportunity to increase revenue.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms, which have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. Other search engines may deploy similar changes. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com, the Company's largest website. From October 2011 to March 2012, and in response to the changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $1,818 of accelerated amortization expense in the first quarter of 2012.

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to meet rapidly changing consumer demand. In 2012 to date, such changes include increasing our investment in video and long-form content, images and diagrams, increasing and expanding distribution of our content to our network of customer websites, and an overall reduction in the volume of shorter-form text articles published on eHow.com. In the near term, we anticipate increased expenditures in new content formats designed to further enhance user engagement. These potential changes to our content creation platform could increase our per unit content creation costs, including costs associated with our community of creative professionals, potentially resulting in higher service costs as a percentage of revenue if the changes are unsuccessful in generating additional revenue. While we enact such improvements to our content creation and distribution platform, we have begun and expect to maintain a reduced level of overall investment in media content in 2012 when compared to 2010 and 2011.

There can be no assurance that these or any future changes that may be implemented by the Company, by search engines to their algorithms and search methodologies, or by consumers in their web usage habits will not adversely impact the carrying value, estimated useful life or intended use of our long-lived assets. The Company will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of the Company's long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of the carrying value of its long-lived assets, including its media content and goodwill arising from acquisitions.
The growth in our Registrar revenue is dependent upon our ability to attract and retain customers to our Registrar platform through competitive pricing on domain registrations and value added services.  Beginning in the first quarter of 2010 and extending through the first quarter of 2011, we added several customers with large volumes of domains to our Registrar platform.  This resulted in fluctuations in our average revenue per domain over these periods, from which we only recognized revenue on a portion of these domain names while deferring revenue recognition on the remainder.   Beginning July 1, 2011, we adjusted the number of net new domains to include only new registered domains added to our platform for which we have recognized revenue.  Excluding the impact of this change, end of period domains at March 31, 2012 would have increased 20% and average revenue per domain during the period ended March 31, 2012 would have decreased 4%, each compared to the corresponding prior-year period.  In the near term, we anticipate our average revenue per domain to continue to fluctuate as a result of the large volume customers added in 2011 and certain registry price increases in early 2012.  Due in part to the higher mix of large volume customers in 2012 as compared to 2011, we also expect that the associated service costs as a percentage of revenue will increase when compared to our historical results.

The Internet Corporation for Assigned Names and Numbers, or ICANN, has approved a framework for the significant expansion of the number of generic Top Level Domain ("gTLDs") in 2012 ("the New gTLD Program"). We believe that such expansion, once completed, will result in an increase in the number of domains registered on our platform in 2013.  In addition, we believe that the New gTLD Program could also provide us with new revenue opportunities commencing in 2013, which include operating the back-end infrastructure for new gTLD registries and/or owning one or more gTLDs in our own right.  In connection with our gTLD initiative under the New gTLD Program, we also expect to incur up to $4 million of formation expenses in 2012 and have committed $18 million of capital investment. The net amount of our capital investment could be higher or lower as the New gTLD Program progresses.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying Content & Media and Registrar services revenues we generate. In the near term, we expect that the period-over-period growth in our Content & Media revenue will exceed the growth in our Registrar revenue, which would typically provide for higher operating margins. We expect that service costs will increase in 2012 compared to 2011 in line with revenue growth and also due to our new premium multi-channel initiative with YouTube as well the impact of our acquisition of IndieClick. We believe that these factors, together with costs associated with our investment in new business initiatives in 2012, including our preparation for new gTLDs becoming available for registration in 2013, will result in our operating margin in the remainder of 2012 being generally consistent with 2011.

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

For the three months ended March 31, 2012, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is an opportunity in the longer term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. We plan to further expand our operations internationally to address this opportunity, including through our recent acquisition of a Latin American language content creation company in July 2011 and building on the recent launch of eHow en Español and eHow Brasil. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

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

Service Costs

Service costs consist of: fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; personnel costs related to in-house editorial, customer service and information technology; and certain content production costs such as our new premium multi-channel video deal with YouTube. We anticipate that content production costs will comprise a higher proportion of total service costs in 2012 than prior years as we increase our production of non-algorithm based content under the new premium multi-channel video initiative with YouTube and create and test new content formats. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar. In the near term and consistent with historical trends, we expect that the period-over-period growth in our Content & Media revenue will exceed the growth in our Registrar revenue, and as a result, we expect our overall service costs as a percentage of our total revenue to continue to decrease when compared to our historical results.  However, we do expect that the new premium multi-channel initiative with the production of video for YouTube, an increase in advertising revenue through third-party publishers resulting from our acquisition of IndieClick and higher overall registration costs due to registry price increases in 2012 together with costs associated with our investment in new business initiatives in 2012 (including our preparation for new gTLDs becoming available for registration in 2013) will result in higher service costs when compared to historical results.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the three months ended March 31, 2011 and 2012, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, our allowance for doubtful accounts may increase, which may lead to increased bad debt expense. As we continue to expand our business and incur additional expenses associated with being a publicly traded company, we anticipate general and administrative expenses will increase in the near term, but at a lesser rate than our projected revenue growth. Specifically, we expect that we will incur additional general and administrative expenses to provide insurance for our directors and officers and to comply with the regulatory and listing exchange requirements.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models show embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of March 31, 2012. We estimate our capitalized content to have a weighted average useful life of 5.1 years as of March 31, 2012. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to decrease in the near term as we intend to reduce our investment in content intangible assets as compared to the prior year.  Amortization as percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

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

We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase common and preferred stock issued to certain non-employees.  In addition, during the first quarter of 2011, we recognized approximately $5.0 million in additional stock-based compensation expense related to awards granted to certain executive officers in prior years to acquire approximately 2.6 million of our shares that vested in that quarter upon meeting an average closing price of our stock for a stipulated period of time subsequent to our initial public offering.

As of March 31, 2012, we had approximately $60.7 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 3.2 years.  In addition we also had approximately $3.2 million of unrecognized compensation expense related to our Employee Stock Purchase Plan that we expect to recognize on a straight-line basis through the second quarter of 2013. Stock-based compensation expense is expected to increase in 2012 compared to 2011 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our revolving credit facility. As of March 31, 2012 no principal balance was outstanding under the revolving credit facility.

Interest Income

Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds, short-term United States Treasury obligations and commercial paper.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and changes in the value of certain long term investments and, prior to our initial public offering, changes in the fair value of our preferred stock warrant liability. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant when we expand internationally. Our preferred stock warrants were net exercised for common stock upon our initial public offering in January 2011 and thus we no longer record changes in the value of the warrant subsequent to that date.

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

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, capitalization and useful lives associated with our intangible assets, including our internal software and website development and content costs, income taxes, stock-based compensation and the recoverability of our goodwill and long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed those in our 2011 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates since the date of our 2011 Annual Report on Form 10-K.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended
	March 31,
	2011	2012
	(In thousands)
Revenue	$79,523	$86,234
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	37,654	41,262
Sales and marketing	9,583	10,393
Product development	9,251	10,124
General and administrative	17,024	15,395
Amortization of intangible assets	10,203	11,956
Total operating expenses	83,715	89,130
Loss from operations	(4,192)	(2,896)
Other income (expense)
Interest income	42	15
Interest expense	(162)	(137)
Other income (expense), net	(257)	(19)
Total other expense	(377)	(141)
Loss before income taxes	(4,569)	(3,037)
Income tax (expense)/benefit	(1,013)	1,195
Net loss	(5,582)	(1,842)
Cumulative preferred stock dividends	(2,477)	—
Net loss attributable to common shareholders	$(8,059)	$(1,842)

(1)	Depreciation expense included in the above line items:

Service costs	$4,044	$3,650
Sales and marketing	72	134
Product development	321	282
General and administrative	572	898
Total depreciation expense	$5,009	$4,964

(2)	Stock-based compensation included in the above line items:

Service costs	$237	$708
Sales and marketing	900	1,536
Product development	1,116	1,688
General and administrative	6,674	3,459
Total stock-based compensation	$8,927	$7,391

As a percentage of revenue:

	Three Months ended
	March 31,
	2011	2012
Revenue	100.0%	100.0%
Operating expenses:	—	—
Service costs (exclusive of amortization of intangible assets)	47.3%	47.8%
Sales and marketing	12.1%	12.1%
Product development	11.6%	11.7%
General and administrative	21.4%	17.9%
Amortization of intangible assets	12.8%	13.9%
Total operating expenses	105.3%	103.4%
Loss from operations	(5.3)%	(3.4)%
Other income (expense)	—	—
Interest income	0.1%	—%
Interest expense	(0.2)%	(0.2)%
Other income (expense), net	(0.3)%	—%
Total other expense	(0.5)%	(0.2)%
Loss before income taxes	(5.7)%	(3.5)%
Income tax (expense)/benefit	(1.3)%	1.4%
Net Loss	(7.0)%	(2.1)%

Revenue

Revenue by service line were as follows:

	Three months ended March 31,
	2011	2012	% Change
	(In thousands)
Content & Media:
Owned and operated websites	$40,524	$39,348	(3)%
Network of customer websites	11,328	14,615	29%
Total Content & Media	51,852	53,963	4%
Registrar	27,671	32,271	17%
Total revenue	$79,523	$86,234	8%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites decreased by $1.2 million, or (3)%, to $39.3 million for the three months ended March 31, 2012, as compared to $40.5 million for the same period in 2011. The decrease was primarily due to a decrease in RPMs partially offset by an increase in page views. Page views on our owned and operated websites increased by 22%, from 2,582 million page views in the three months ended March 31, 2011 to 3,142 million page views in the three months ended March 31, 2012. RPMs on our owned and operated websites decreased by (20)%, from $15.69 in the three months ended March 31, 2011 to $12.52 in the three months ended March 31, 2012.

The page view increase included the impact of a website product enhancement we implemented in the second quarter of 2011 with respect to the presentation of image-rich content on certain of the Company's owned and operated sites, which did not impact advertising impressions. Excluding the impact of such change, we estimate that during the three months ended March 31, 2012, page views would have increased approximately 5% and RPMs would have decreased (8)%, compared to the corresponding prior year period. The remaining increase in underlying page views was due primarily to increased publishing of our platform content on our owned and operated websites. The underlying decrease in RPMs was primarily attributable to a higher mix of page views from Cracked.com and LIVESTRONG.com than eHow.com as those sites typically generate lower RPMs than eHow.com. This impact was partially offset by an increase in RPMs on the monetization of our undeveloped websites.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended March 31, 2012 increased by $3.3 million, or 29%, to $14.6 million, as compared to $11.3 million in the same period in 2011. The increase was largely due to revenue from our YouTube channels as well as growth in overall page views and RPMs. Page views on our network of customer websites increased by 956 million or 25%, from 3,766 million page views in the three months ended March 31, 2011, to 4,722 million pages viewed in the three months ended March 31, 2012. The increase in page views was due primarily to the acquisition of IndieClick in August 2011, which contributed 1,619 million page views during the first quarter of 2012, which was partially offset by a decline in page views associated with our Pluck customer base. RPMs increased 3% from $3.01 in the three months ended March 31, 2011 to $3.10 in the three months ended March 31, 2012. The increase in RPMs was primarily due to YouTube channel revenue and lower page views from our lower yield social media customers partially offset by IndieClick which typically averages lower RPMs.

Registrar Revenue

Registrar revenue for the three months ended March 31, 2012 increased $4.6 million, or 17%, to $32.3 million compared to $27.7 million for the same period in 2011. The increase was largely due to an increased number of new domain registrations and domain renewal registrations in 2012 compared to 2011, as well as a smaller increase in our average revenue per domain. The number of domain registrations increased 1.9 million, or 16%, to 13.3 million during the three months ended March 31, 2012 as compared to 11.4 million in the same period in 2011. Our average revenue per domain increased slightly by $0.06, or 1%, to $9.94 during the three months ended March 31, 2012 from $9.88 in the same period in 2011 due in part to an increase in value added services revenue as compared to 2011.

Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at March 31, 2012 would have increased 20% compared to the corresponding prior-year period and average revenue per domain during the three months ended March 31, 2012 would have decreased 4% compared to the corresponding prior-year period.

Cost and Expenses

Operating costs and expenses were as follows:

	Three months ended March 31,
	2011	2012	% Change
	(In thousands)
Service costs (exclusive of amortization of intangible assets)	$37,654	$41,262	10%
Sales and marketing	9,583	10,393	8%
Product development	9,251	10,124	9%
General and administrative	17,024	15,395	(10)%
Amortization of intangible assets	10,203	11,956	17%

Service Costs

Service costs for the three months ended March 31, 2012 increased by approximately $3.6 million, or 10%, to $41.3 million compared to $37.7 million in the same period in 2011. The increase was primarily due to a $3.5 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $1.1 million increase in certain costs associated with the continuous improvement of our content and distribution platform, new content formats and content published on our premium multi-channel YouTube initiative, a $0.3 million increase in personnel and related costs including stock-based compensation and a $0.3 million increase in related information technology expense to support growth in our business. These factors were partially offset by a $1.1 million decrease in publisher payout expense following the phase-out of eHow's writer compensation program in the first quarter of 2011 and a $0.4 million decrease in depreciation expense of technology assets purchased in the prior and current periods required to manage our Internet traffic, data centers, advertising transactions, domain registrations and new products and services. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) increased 50 basis points to 47.8% for the three months ended March 31, 2012 from 47.3% during the same period in 2011.

Sales and Marketing

Sales and marketing expenses increased 8%, or $0.8 million, to $10.4 million for the three months ended March 31, 2012 from $9.6 million for the same period in 2011. The increase was primarily due an increase in personnel related costs, including stock-based compensation expense, due to additional headcount growth in our direct advertising sales team, partially offset by a decrease in external marketing expense. As a percentage of revenue, sales and marketing expense was 12.1% during the three months ended March 31, 2012 and 2011.

Product Development

Product development expenses increased by $0.9 million, or 9%, to $10.1 million during the three months ended March 31, 2012 compared to $9.3 million in the same period in 2011. The increase was largely due to approximately $0.5 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development. The remaining increase was largely attributable to additional consulting and associated costs of $0.5 million incurred to develop new and innovative products to support the growth in our business. As a percentage of revenue, product development expenses increased 10 basis points to 11.7% during the three months ended March 31, 2012 compared to 11.6% during the same period in 2011.

General and Administrative

General and administrative expenses decreased by $1.6 million, or (10)%, to $15.4 million during the three months ended March 31, 2012 compared to $17.0 million in the same period in 2011. The decrease was primarily due to a $2.7 million decrease in personnel related costs, including stock-based compensation expense, due to incremental expense from additional headcount to support the growth of our business, offset by the occurrence of a one-time charge of $4.6m in the first quarter of 2011 related to certain stock awards vesting on specified conditions attached to our IPO during that period. Additional factors included a $0.6 million increase in professional fees, a $0.3 million increase in facilities and rent related expense for additional office space, and additional depreciation expense of $0.3 million, all to support the growth in our business. As a percentage of revenue, general and administrative costs decreased 350 basis points to 17.9% during the three months ended March 31, 2012 compared to 21.4% during the same period in 2011.

Amortization of Intangibles

Amortization expense for the three months ended March 31, 2012 increased by $1.8 million, or 17%, to $12.0 million compared to $10.2 million in the same period in 2011. The increase was primarily due to $1.8 million of accelerated amortization expense resulting from our election to remove certain content assets from service in the first quarter of 2012 in conjunction with improvements to our content creation and distribution platform and incremental amortization expense of $0.4 million in the period arising from four acquisitions in 2011. Offsetting this was an overall decrease of $0.4 million in the amortization of certain intangible assets primarily acquired via acquisitions prior to 2011 that are now fully amortized.  As a percentage of revenue, amortization of intangible assets decreased 110 basis points to 13.9% during the three months ended March 31, 2012 compared to 12.8% during the same period in 2011 as the result of the increase in revenue and the factors listed above.

Interest Income

Interest income for the three months ended March 31, 2012 changed by less than $0.1 million compared to the same period in 2011.

Interest Expense

Interest expense for the three months ended March 31, 2012 changed by less than $0.1 million compared to the same period in 2011.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2012 decreased by $0.2 million compared to the same period in 2011 primarily a result of certain preferred stock warrants that converted into common stock and were recorded at fair value in the quarter ending March 31, 2011 in conjunction with our IPO.

Income Tax (Benefit) Provision

During the three months ended March 31, 2012, we recorded an income tax benefit of $1.2 million compared to an expense of $1.0 million during the same period in 2011, representing a movement of $2.2 million. The movement was primarily due to a benefit from the change in California apportionment methodology during the quarter ended March 31, 2012. Adoption of this change reduced our effective state tax rate compared to the prior period.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted earnings before interest, taxes, depreciation and amortization amortization expense, or Adjusted EBITDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted EBITDA financial measure differs from GAAP net income in that it excludes certain expenses such as depreciation, amortization, stock-based compensation, as well as the financial impact of acquisition and realignment costs, the formation expenses directly related to our generic Top Level Domain ("gTLD") initiative and any gains or losses on certain asset sales or dispositions. Acquisition and realignment costs include such items, when applicable, as (1) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (2) legal, accounting and other professional fees directly attributable to acquisition activity, and (3) integration and employee severance payments attributable to acquisition or corporate realignment activities. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP revenue as it reflects our consolidated revenues net of our traffic acquisition costs. Adjusted EBITDA and Revenue ex-TAC are frequently used by securities analysts, investors and others as a common financial measure of our operating performance.
These non-GAAP financial measures are the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period to period comparisons, to prepare and approve our annual budget and to develop short and long term operational plans. Additionally, Adjusted EBITDA is the primary measure used by the compensation committee of our board of directors to establish the target for and ultimately fund our annual employee bonus pool for all bonus eligible employees. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers and other users of our financial statements.

Management believes these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period to period comparisons and analysis of trends. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period to period comparisons of our business’ underlying recurring revenue and operating costs which is focused more closely on the current costs necessary to utilize previously acquired long-lived assets. In addition, we believe that it can be useful to exclude certain non-cash charges because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. For example, due to the long-lived nature of our media content, revenue generated from our content assets in a given period bears little relationship to the amount of our investment in content in that same period. Accordingly, we believe that content acquisition costs represent a discretionary long-term capital investment decision undertaken by management at a point in time. This investment decision is clearly distinguishable from other ongoing business activities, and its discretionary nature and long term impact differentiate it from specific period transactions, decisions regarding day-to-day operations, and activities that would have immediate performance consequences if materially changed, deferred or terminated.

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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted EBITDA for each of the periods presented:

	Three months ended
	March 31,
	2011	2012
	(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$51,852	$53,963
Registrar revenue	27,671	32,271
Less: traffic acquisition costs (TAC)(1)	(3,190)	(3,379)
Total revenue ex-TAC	$76,333	$82,855

Net loss	$(5,582)	$(1,842)
Add:
Income tax expense/(benefit)	1,013	(1,195)
Interest and other expense, net	377	141
Depreciation and amortization(2)	15,212	16,920
Stock-based compensation(3)	8,927	7,391
Acquisition and realignment costs(4)	133	61
gTLD expense(5)	—	429
Adjusted EBITDA	$20,080	$21,905

___________________________________

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

(2)
Amortization expense for the three months ended March 31, 2012 includes $1.8 million of accelerated non-cash amortization expense associated with the removal of certain content intangible assets from service in that period.

(3)
Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations. Stock-based compensation expense for the three months ended March 31, 2011 included $5.1 million of non-recurring expense related to awards granted to certain executive officers in prior years that vested in that period on the fulfillment of certain market and performance conditions attached to our IPO.

(4)
Acquisition and realignment costs include non-cash purchase accounting adjustments, acquisition-related integration expenses and professional fees and employee severance payments from corporate realignment activities.

(5)	Comprises formation expenses directly related to our gTLDs initiative that is not expected to generate associated revenue in 2012.

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

Liquidity and Capital Resources

As of March 31, 2012, our principal sources of liquidity were our cash and cash equivalents in the amount of $95.6 million, which primarily are invested in money market funds, and our $105 million revolving credit facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our revolving credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings and the net sales and purchases of our marketable securities. We have recently commenced an evaluation of changes to improve our content creation and distribution platform, through a number of initiatives including creating new content formats to meet rapidly changing consumer demand. Such changes may include increasing our investment in premium video long-form content, images and diagrams, increasing and expanding distribution of our content to our network of customer websites, and an overall reduction in the volume of shorter-form text articles published on eHow.com. In the near term, we also anticipate increased expenditures on new content formats designed to further enhance user engagement. Actions to implement such changes are undertaken only to the extent that we believe that their collective impact would improve the consumer experience on our owned and operated websites and/or increase the future overall revenue generated from our existing portfolio of media content. While we assess such improvements to our content creation and distribution platform, we have begun and expect to maintain a reduced level of overall investment in media content when compared to historical levels.

Since our inception through March 31, 2012 we also used significant cash to make strategic acquisitions to further grow our business, including those detailed in our 2011 Annual Report on Form 10-K. We may make further acquisitions in the future.
We announced a $25 million stock repurchase plan on August 19, 2011 which was further increased on February 8, 2012 to $50 million. Under the plan, the Company is authorized to repurchase up to $50 million of its common stock from time to time in open market purchases or in negotiated transactions. During the three months ended March 31, 2012, we repurchased 0.4 million shares at an average price of $7.09 per share for an aggregate amount of $3 million. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

In connection with our gTLD initiative under the New gTLD Program, we also expect to incur up to $4 million of formation expenses in 2012 and have committed $18 million of capital investment. The net amount of our capital investment could be higher or lower as the New gTLD Program progresses.

We entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks in August, 2011. The Credit Agreement provides for a $105 million, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate. The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio. As of March 31, 2012, no principal balance was outstanding and approximately $98 million was available for borrowing under the Credit Agreement, after deducting the face amount of outstanding standby letters of credit, and we were in compliance with all covenants.
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

The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Three months ended March 31,
	2011	2012
	(In thousands)
Net cash provided by operating activities	$19,220	$18,478
Net cash used in investing activities	(23,127)	(7,267)
Net cash provided by (used in) financing activities	79,617	(1,671)

Cash Flow from Operating Activities

Three months ended March 31, 2012

Net cash inflows from our operating activities of $18.5 million primarily resulted from improved operating performance. Our net loss during the period was $(1.8) million, which included non-cash charges of $22.9 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including accounts receivable, deposits with registries and deferred revenue of $8.6 million, offset by changes in prepaid expenses and other assets, deferred registrations costs and accounts payable of $11.1 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service during the period. The increase in accounts payable is reflective of significant amounts due to certain vendors at the close of 2011.

Three months ended March 31, 2011

Net cash inflows from our operating activities of $19.2 million primarily resulted from improved operating performance. Our net loss during the period was $(5.6) million, which included non-cash charges of $24.9 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash inflows was from changes in our working capital, including deferred revenue and accrued expenses of $7.2 million, offset by net cash outflows from deferred registry fees and accounts receivable of $8.0 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees. The increase in our accounts receivable reflects growth in advertising revenue from our platform including higher balances from brand advertising sales.

Cash Flow from Investing Activities

Three months ended March 31, 2011 and 2012

Net cash used in investing activities was $7.3 million and $23.1 million during the three months ended March 31, 2012 and 2011, respectively. Cash used in investing activities during the three months ended March 31, 2012 and 2011 included investments in our intangible assets of $2.7 million and $14.2 million, respectively, investments in our property and equipment of $4.3 million and $5.1 million respectively, which included internally developed software as well $0.2 million of deferred consideration relating to business acquisitions in 2011. Cash flows from investing activities during the three months ended March 31, 2011 also included $3.8 million related to acquisitions.

Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was largely to support the growth of our business and infrastructure during these periods.  The reduction in our investment in intangible assets is related to the evaluation of changes to improve our content creation and distribution platform, through a number of initiatives including creating new content formats to meet rapidly changing consumer demand. Such changes may include increasing our investment in premium video and long-form content, increasing and expanding distribution of our content to our network of customer websites, and an overall reduction in the volume of shorter-form text articles published on eHow.com. In the near term, we also anticipate increased expenditures in non-algorithmic content such as premium video and longer-form or photo-centric content designed to further enhance user engagement. Actions to implement such changes are undertaken only to the extent that we believe that their collective impact would improve the consumer experience on our owned and operated websites and/or increase the future overall revenue generated from our existing portfolio of media content. While we assess such improvements to our content creation and distribution platform, we have begun and expect to maintain a reduced level of overall investment in media content when compared to historical levels.

Cash Flow from Financing Activities

Three months ended March 31, 2011 and 2012

Net cash provided by (used in) financing activities was $(1.7) million and $79.6 million during the three months ended March 31, 2012 and 2011, respectively.  Cash used in financing activities during the three months ended March 31, 2012 was primarily driven by the repurchase of $3.0 million of common stock and proceeds of $2.1million from exercise of stock options and contributions to its ESPP offset by $0.7 million of payments of withholding tax on net exercise of certain employee stock-based awards. Cash provided by financing activities in the three months ended March 31, 2011 included $78.9 million in net proceeds from our IPO in that period, net of issuance costs as well at proceeds of $0.9m from exercise of stock options.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any off balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2011 and 2012, we used $5.1 million and $4.3 million in cash to fund capital expenditures to create internally developed software and purchase equipment. We currently anticipate making further capital expenditures of between $10 million and $20 million during the remainder of the year ending December 31, 2012.

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

Concentrations of Credit Risk

As of March 31, 2012, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2011 and March 31, 2012, components of our consolidated accounts receivable balance comprising more than 10%:

	December 31, 2011	March 31, 2012
Google, Inc.	27%	33%

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

From time to time, the Company is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which Company is a party that, in our opinion, is likely to have a material adverse effect on the Company’s future financial results.

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For each of the three months ended ended March 31, 2011 and 2012, we derived approximately 36% of our total revenue from our various advertising and content arrangements with Google. We use Google for cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. Our Google advertising agreement for our developed websites, such as eHow, expires in the third quarter of 2014. Our Google advertising agreement for our undeveloped websites expires in the second quarter of 2012. In addition, we also utilize Google's DoubleClick ad-serving platform to deliver advertisements to our developed websites, which arrangement expires in the third quarter of 2014, and have another revenue-sharing agreement with respect to revenue generated by our content posted on Google's YouTube, which expires in the fourth quarter of 2012. In the fourth quarter of 2011, we entered into a premium multi-channel initiative with Google in connection with the production of premium videos for YouTube, and we expect this initiative will generate significant revenue throughout 2012. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term of such agreements on terms and conditions less favorable to us would have a material adverse effect on our business, financial condition and results of operations.

Our advertising agreements with Google may not continue to generate levels of revenue commensurate with what we have achieved during past periods. Our ability to generate online advertising revenue from Google depends on its assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements on our owned and operated websites and on our network of customer websites as well as other components of our relationship with Google's advertising technology platforms. We have no control over any of these quality assessments or over Google's advertising technology platforms. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering cost-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the amount of revenue that we generate from online advertisements. Since most of our agreements with Google contain exclusivity provisions, we are prevented from using other providers of services similar to those provided by Google. In addition, Google may at any time change or suspend the nature of the service that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced. These types of changes or suspensions would adversely impact our ability to generate revenue from cost-per-click advertising. Any change in the type of services that Google provides to us could have a material adverse effect on our business, financial condition and results of operations.

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

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms, which have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com, the Company's largest website. From October 2011 to March 2012, and in response to the changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to meet rapidly changing consumer demand. In 2012 to date, such changes include increasing our investment in video and long-form content, increasing and expanding distribution of our content to our network of customer websites, and an overall reduction in the volume of shorter-form text articles published on eHow.com. There can be no assurance that these changes or any future changes will be successfully implemented.

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For three months ended March 31, 2012, approximately 38% of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), according to our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers' websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers' websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

Changes in the methodologies or algorithms used by Google or other search engines to display results could cause our owned and operated websites or our customers' websites to receive less favorable placements or be removed from the search results.  Internet search engines could decide that content on our owned and operated websites and on our customers' websites, including content that is created by our freelance creative professionals, is unacceptable or violates their corporate policies.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms, which have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com, the Company's largest website.

There cannot be any assurance as to whether these changes or any future changes that may be made by Google or any other search engines might further impact our content and media business. Any reduction in the number of users directed to our owned and operated websites and to our customers' websites would likely negatively affect our ability to earn revenue. If traffic on our owned and operated websites and on our customers' websites declines, we may also need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business, revenue, cash flows, financial condition and results of operations.

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

•	Integrated Social Media Applications. We compete with various software technology competitors, such as Jive Software, in the integrated social media space where we offer our social media applications.

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

We generated 55% and 49% of our revenue for three months ended March 31, 2011 and 2012, respectively, from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that maximizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

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

For three months ended March 31, 2011 and 2012, Demand Media generated approximately 35% and 28%, respectively, of our revenue from eHow. No other individual site was responsible for more than 10% of our revenue in these periods. In addition, most of the content that we published during these periods was published to eHow.

eHow depends on various Internet search engines to direct traffic to the site. For three months ended March 31, 2012, approximately 46% of eHow's page view traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those recently implemented by Google, which changes had a negative effect on search referral traffic to eHow and a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, we have already produced a significant amount of content that is housed on eHow and it may become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and results of operations.

Poor perception of our brands, business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our owned and operated websites and our network of customer websites and providing leads and clicks to our advertisers and customers, which depends in part on our reputation within the industry and with our customers. Because our business is transforming traditional content creation models and is therefore not easily understood by casual observers, our brands, business and reputation are vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even though baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. While disruptive businesses are often criticized early on in their life cycles, we believe we are more frequently targeted than most because of the nature of the business we are disrupting-namely the traditional print and publication media as well as popular Internet publishing methods such as blogging. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and freelance creative professionals who create a majority of our content, which would materially adversely affect our results of operations, financial condition and business. Furthermore, certain of our owned and operated websites, such as LIVESTRONG.com and eHow, as well as some of the content we produce for our network of customer websites, are associated with high-profile experts to enhance the websites' brand recognition and credibility. In addition, any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have an adverse effect on our business.

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

The anticipated introduction of new gTLDs by ICANN (the "New gTLD Program") could substantially change the domain name industry in unexpected ways. If we do not properly manage our response to the change in business environment, it could adversely impact our competitive position or market share.

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

Our success depends in large part on our customers' renewals of their domain name registrations. Registrar revenue, which is closely tied to domain name registrations represented approximately 35% and 37% of total revenue in three months ended

March 31, 2011 and 2012, respectively. Our customer renewal rate for expiring domain name registrations was approximately 74% and 79% in three months ended March 31, 2011 and 2012, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

We are pursuing certain opportunities in connection with ICANN's New gTLD Program, which would include operating the back-end infrastructure for new gTLD registries and/or owning and operating one or more of our own gTLDs. We currently have no operating experience providing back-end registry services to existing registries or acting as an owner and operator of domain name registries for gTLD strings. Our participation in the New gTLD Program would involve us in new and complex processes with respect to the application and awarding of gTLD strings by ICANN, as well as require us to rely upon, negotiate and collaborate with independent third parties. In addition, we would compete with other established and more experienced operators in these proposed service offerings. If we are unsuccessful in managing these risks, our business, financial condition and results of operations could be adversely affected.

We may lose all or some of our investment under our gTLD initiative in connection with the New gTLD Program, which could adversely affect our business, financial condition and results of operations.

We have invested approximately $18 million in connection with our gTLD initiative to pursue the opportunity to be a registry operator of new gTLDs under ICANN's New gTLD Program.  There can be no assurances that we will be successful in acquiring gTLDs or that we will be granted the right to be a registry operator by ICANN.  If we are unsuccessful, we may lose all or some of our investment under our gTLD initiative in connection with the New gTLD Program, which could adversely affect our business, financial condition and results of operation.

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

We were founded in 2006 and have a limited operating history. We have had a net loss in every year since inception. As of March 31, 2012, we had an accumulated deficit of approximately $72.6 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and sufficient positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

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

In 2010, we deployed the first phase of our enterprise reporting system, Oracle Applications ERP and Platform, to assist the management of our financial data and reporting, and to automate certain business wide processes and internal controls. Since then, we have started to implement additional build-outs, customizations and/or applications associated with this system that require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding information systems. We cannot be sure that the expansion of any of our systems, including our Oracle system, will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement informational systems on a timely basis or at all, our operations may be disrupted and or our operating results could suffer. In addition, any new information system deployments may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

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

When a user visits our websites or certain pages of our customers' websites, we use technologies, including “cookies,” to collect information related to the user, such as the user's Internet Protocol, or IP, address, demographic information, and history of the user's interactions with content or advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the user. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites which set forth our policies and practices related to the collection and use of consumer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenues.

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

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $5.62 to $24.57 through May 10, 2012. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of May 10, 2012, we had 83,914,973 shares of common stock outstanding.

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

Our management will continue to have broad discretion to use the net proceeds to us from our initial public offering. Our management might not apply the net proceeds from our initial public offering in ways that increase the value of our common stock. We expect that we will use the net proceeds of our initial public offering for investments in content, international expansion, working capital, product development, sales and marketing activities, general and administrative matters and capital expenditures. We have not otherwise allocated the net proceeds from our initial public offering for any specific purposes. In addition, as discussed under “-Risks Relating to our Company-We have made and may make additional acquisitions that could entail significant execution, integration and operational risks,” we may consider making acquisitions in the future to increase the scope of our business domestically and internationally. Until we use the net proceeds to us from our initial public offering, we have invested them, principally in marketable securities with maturities of less than one year, including but not limited to commercial paper, money market instruments, and Treasury bills, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from our initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Repurchases of our Common Stock

The following provides information regarding our repurchases of our common stock during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2012	421,490		7.16	421,490	$ [-]
February 1 - February 29, 2012	-		-	-	[-]
March 1 - March 31, 2012	18,478	(1)	7.32	-	[-]
Total	439,968		7.16	421,490	[-]

(1)
Consists entirely of shares of common stock surrendered by participants under our Amended and Restated 2006 Equity Incentive Plan as payment of applicable withholding taxes due upon the vesting of restricted stock awards. Shares so surrendered by the participants are surrendered pursuant to the terms of the plan and the applicable award agreements and are not pursuant to publicly announced share repurchase authorizations.

As previously disclosed in a current report on Form 8-K filed on August 22, 2011, our Board of Directors approved a stock repurchase program effective as of August 19, 2011 to repurchase up to $25.0 million of our outstanding common stock as share price, market conditions and other factors warrant.  In addition, as previously disclosed in a current report on Form 8-K filed on February 16, 2012, our Board of Directors approved a $25.0 million increase to this previously approved stock repurchase program, for an aggregate amount of $50.0 million of repurchases under the program. Under the stock repurchase program, we have cumulatively repurchased a total of approximately 2.7 million shares at a total cost of $20.1 million through March 31, 2012. The stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

Our revolving credit facility limits our ability to make cash distributions with respect to our equity interests, such as redemptions, cash dividends and share repurchases, based on a defined leverage ratio. See "Liquidity and Capital Resources" in Part 1, Item 2 of this report for further discussion of our long-term debt.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        Mine Safety Disclosures

Not applicable.

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

DEMAND MEDIA, INC.

By:	/s/ Richard M. Rosenblatt
Name:	Richard M. Rosenblatt
Title:	Chairman and Chief Executive Officer

By:	/s/ Charles S. Hilliard
Name:	Charles S. Hilliard
Title:	President and Chief Financial Officer

Date:  May 11, 2012

Exhibit Index

Exhibit No	Description of Exhibit
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