Form 10-Q
period 2012-06-30
DEMAND MEDIA INC.
filed 2012-08-10
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒
 As of August 9, 2012, there were 85,043,856 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.     FINANCIAL INFORMATION

Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	December 31, 2011	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$86,035	$94,187
Accounts receivable, net	32,665	37,511
Prepaid expenses and other current assets	8,656	8,958
Deferred registration costs	50,636	57,513
Total current assets	177,992	198,169
Deferred registration costs, less current portion	9,555	11,128
Deferred tax assets	42	1,758
Property and equipment, net	32,626	34,105
Intangible assets, net	111,304	94,525
Goodwill	256,060	256,037
Other assets	2,524	21,713
Total assets	$590,103	$617,435
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$10,046	$12,865
Accrued expenses and other current liabilities	33,932	31,496
Deferred tax liabilities	18,288	20,109
Deferred revenue	71,109	79,366
Total current liabilities	133,375	143,836
Deferred revenue, less current portion	14,802	16,200
Other liabilities	1,660	2,663
Total liabilities	149,837	162,699
Commitments and contingencies (Note 8)
Stockholders’ equity
Common Stock, $0.0001 par value. Authorized 500,000 shares; 85,946 and 87,889 shares issued, and 83,605 and 85,016 shares outstanding at December 31, 2011 and June 30, 2012, respectively	10	10
Additional paid-in capital	528,032	548,227
Accumulated other comprehensive income	59	38
Treasury stock at cost, 2,341 and 2,873 shares at December 31, 2011 and June 30, 2012, respectively	(17,064)	(21,020)
Accumulated deficit	(70,771)	(72,519)
Total stockholders’ equity	440,266	454,736
Total liabilities, convertible preferred stock and stockholders’ equity	$590,103	$617,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Revenue	$79,455	$93,055	$158,978	$179,289
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	37,869	44,367	75,523	85,629
Sales and marketing	9,286	11,660	18,869	22,053
Product development	9,642	10,587	18,893	20,711
General and administrative	13,787	15,754	30,811	31,149
Amortization of intangible assets	9,750	9,759	19,953	21,715
Total operating expenses	80,334	92,127	164,049	181,257
Income (loss) from operations	(879)	928	(5,071)	(1,968)
Other income (expense):
Interest income	5	10	47	25
Interest expense	(163)	(173)	(325)	(310)
Other income (expense), net	(2)	(45)	(259)	(64)
Total other expense	(160)	(208)	(537)	(349)
Income (loss) before income taxes	(1,039)	720	(5,608)	(2,317)
Income tax (expense)/benefit	(1,332)	(626)	(2,345)	569
Net income (loss)	(2,371)	94	(7,953)	(1,748)
Cumulative preferred stock dividends	—	—	(2,477)	—
Net income (loss) attributable to common stockholders	$(2,371)	$94	$(10,430)	$(1,748)

Net income (loss) per share - basic	$(0.03)	$—	$(0.14)	$(0.02)
Net income (loss) per share - diluted	$(0.03)	$—	$(0.14)	$(0.02)

Weighted average number of shares - basic	83,088	83,925	73,477	83,433
Weighted average number of shares - diluted	83,088	86,802	73,477	83,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Net income/(loss)	$(2,371)	$94	(7,953)	(1,748)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(16)	(15)	(8)	(21)
Other comprehensive income/(loss)	(16)	(15)	(8)	(21)
Comprehensive income/(loss)	$(2,387)	$79	$(7,961)	$(1,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Common stock		Additional paid-in capital amount	Treasury Stock	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	83,605	$10	$528,032	$(17,064)	$59	$(70,771)	$440,266
Issuance of stock under employee stock awards, net	1,943	—	5,724	—	—	—	5,724
Stock option windfall tax benefits	—	—	(88)	—	—	—	(88)
Repurchases of common stock to be held in treasury	(532)	—	—	(3,956)	—	—	(3,956)
Stock-based compensation expense	—	—	14,559	—	—	—	14,559
Foreign currency translation adjustment	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(1,748)	(1,748)
Balance at June 30, 2012	85,016	$10	$548,227	$(21,020)	$38	$(72,519)	$454,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
 (unaudited)

	Six months ended June 30,
	2011	2012
Cash flows from operating activities
Net loss	$(7,953)	$(1,748)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	30,542	31,507
Deferred income taxes	1,726	105
Stock-based compensation	14,262	15,940
Windfall tax benefit from exercises of stock options	(90)	—
Other	433	(488)
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(3,695)	(4,872)
Prepaid expenses and other current assets	555	(1,736)
Deferred registration costs	(4,059)	(8,450)
Deposits with registries	17	641
Other assets	335	(358)
Accounts payable	184	1,599
Accrued expenses and other liabilities	(1,682)	(1,444)
Deferred revenue	5,493	9,655
Net cash provided by operating activities	36,068	40,351
Cash flows from investing activities
Purchases of property and equipment	(10,830)	(7,443)
Purchases of intangible assets	(30,062)	(5,122)
Payments for gTLD applications	—	(18,202)
Cash paid for acquisitions, net of cash acquired	(3,839)	(269)
Other	—	(855)
Net cash used in investing activities	(44,731)	(31,891)
Cash flows from financing activities
Principal payments on capital lease obligations	(305)	(225)
Proceeds from issuances of common stock (net of issuance costs of $3,192)	78,625	—
Proceeds from exercises of stock options and contributions to ESPP	1,525	5,856
Windfall tax benefit from exercises of stock options	90	—
Repurchases of common stock	—	(3,956)
Payments of withholding tax on net exercise of stock-based awards	—	(1,962)
Net cash provided by (used in) financing activities	79,935	(287)
Effect of foreign currency on cash and cash equivalents	(8)	(21)
Change in cash and cash equivalents	71,264	8,152
Cash and cash equivalents, beginning of period	32,338	86,035
Cash and cash equivalents, end of period	$103,602	$94,187

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

Basis of Preparation

The accompanying interim consolidated balance sheet as of June 30, 2012, the consolidated statements of operations and statements of comprehensive income for the three and six month periods ended June 30, 2011 and 2012, the consolidated statements of cash flows for the six month periods ended June 30, 2011 and 2012 and the consolidated statement of stockholders’ equity (deficit) for the six month period ended June 30, 2012 are unaudited.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s statement of financial position as of June 30, 2012 and its results of operations for the three and six month periods ended June 30, 2011 and 2012 and its cash flows for the six month periods ended June 30, 2011 and 2012. The results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, investments in equity interests, fair value of issued and acquired stock warrants, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the three and six months ended June 30, 2011 and 2012, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through June 30, 2012, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms, some of which have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com, the Company's largest website. From October 2011 to March 2012, and in response to the changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $1,818 of accelerated amortization expense in the first quarter of 2012.

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to enhance our content product offerings. In 2012 to date, such changes included ongoing improvements to our content creation process to enhance quality, diversifying our content investment into video, long-form content, images and diagrams, publishing content directed at international markets and in languages other than English as well as increasing and expanding distribution of our content to our network of customer websites.
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

The Company did not complete any business acquisitions in the six months ended June 30, 2012.

Supplemental information on an unaudited pro forma basis, as if the four acquisitions completed in 2011 had been consummated as of January 1, 2011 is as follows:

	Three months ended June 30,	Six months ended June 30,
	2011	2011
	(unaudited)
Revenue	$81,182	$162,512
Net loss	(3,576)	(10,459)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects amortization of intangible assets as result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

Other Long-Term Assets

The Internet Corporation for Assigned Names and Numbers, or ICANN, has approved a framework for the significant expansion of the number of generic Top Level Domains ("gTLDs") in 2012 ("New gTLD Program").  During the six months ended June 30, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. The Company capitalizes the costs incurred to pursue the acquisition of gTLD operator rights that are determined to embody probable economic benefit.  Capitalized payments for gTLD applications are included in long-term other assets during the application process. While there can be no assurance that the Company will be awarded any gTLDs, capitalized payments will be reclassified as finite lived intangible assets following the delegation of operator rights for each gTLD by ICANN. Payments for gTLD applications primarily represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights. The Company may receive partial cash refunds for certain gTLD applications, and to the extent the Company elects to sell or dispose of its interest in certain gTLD applications throughout the process, it may also incur gains or losses on amounts invested. Gains on the sale of the Company's interest in gTLD applications will be recognized when realized, while losses will be recognized when deemed probable. Other costs incurred by the Company as part of its gTLD initiative not directly attributable to the acquisition of gTLD operator rights are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the gTLD operator rights acquired commencing the date that each asset is available for its intended use, which is expected to occur following commencement of delegation by ICANN in 2013.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Because the Company reported losses in certain the periods presented, potentially dilutive common shares comprising of stock options, RSUs, stock from the employee stock purchase plan, warrants and convertible preferred stock are antidilutive in those periods.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities.  The Company’s investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2011 and six month period ended June 30, 2012, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$54,701	$15,447	$—	$70,148
Total assets at fair value	$54,701	$15,447	$—	$70,148
___________________________________
(1)Comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$29,421	$7,447	$—	$36,868
Total assets at fair value	$29,421	$7,447	$—	$36,868
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

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	June 30, 2012
Computers and other related equipment	$33,680	$37,994
Purchased and internally developed software	45,074	50,582
Furniture and fixtures	2,380	2,577
Leasehold improvements	3,368	3,368
	84,502	94,521
Less accumulated depreciation	(51,876)	(60,416)
Property and equipment, net	$32,626	$34,105

Depreciation and software amortization expense by classification for the three and six months ended June 30, 2011 and 2012 is shown below:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Service costs	$4,149	$3,552	$8,193	$7,202
Sales and marketing	115	106	187	240
Product development	438	271	759	553
General and administrative	878	899	1,450	1,797
Total depreciation	$5,580	$4,828	$10,589	$9,792

4.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$43,343	$(35,674)	$7,669	3.8
Customer relationships	27,325	(20,257)	7,068	5.8
Media content	130,981	(56,847)	74,134	5.1
Technology	38,694	(24,055)	14,639	5.8
Non-compete agreements	14,806	(14,513)	293	3.3
Trade names	11,294	(4,652)	6,642	14.5
Content publisher relationships	2,092	(1,233)	859	5.0
	$268,535	$(157,231)	$111,304	5.3

	June 30, 2012
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$43,792	$(38,409)	$5,383	3.7
Customer relationships	27,325	(21,769)	5,556	5.8
Media content	131,249	(67,115)	64,134	5.1
Technology	38,694	(26,306)	12,388	5.8
Non-compete agreements	14,806	(14,602)	204	3.3
Trade names	11,294	(5,175)	6,119	14.5
Content publisher relationships	2,092	(1,351)	741	5.0
	$269,252	$(174,727)	$94,525	5.3

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing the date that the asset is available for its intended use.

Amortization expense by classification for the three and six months ended June 30, 2011 and 2012 is shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012
Service costs	$7,771	$7,785	$15,547	$17,705
Sales and marketing	762	653	1,590	1,363
Product development	992	1,068	2,280	2,136
General and administrative	225	253	536	511
Total amortization	$9,750	$9,759	$19,953	$21,715

5.	Goodwill

The following table presents the changes in the Company’s goodwill balance:

Balance at December 31, 2010	$224,920
Goodwill arising from acquisitions	31,140
Balance at December 31, 2011	256,060
Other	(23)
Balance at June 30, 2012	$256,037

Goodwill in 2011 arose from four acquisitions completed in that year. The movement in 2012 relates to revisions to the preliminary purchase price allocation in respect of acquisitions in the second half of 2011. There were no business acquisitions during the six months ended June 30, 2012.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2011 and indicated that the fair value of each of its three reporting units significantly exceeded the carrying amount of the respective reporting unit's book value of goodwill at that time.

6.	Other Assets

Other long term assets consisted of the following:

	December 31, 2011	June 30, 2012
Payments for gTLD applications	$—	$18,202
Other	2,524	3,511
Other assets	$2,524	$21,713

During the six months ended June 30, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. Payments for gTLD applications, represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights. The majority of this balance has been paid to Donuts Inc as described in Note 8 - Commitments and Contingencies.

Other includes $855 of restricted cash comprising a collateralized letter of credit connected with the Company's applications under the New gTLD Program. The restrictions require the cash to be maintained in a bank account for a minimum of five years from the delegation of the gTLDs.

7.	Other Balance Sheets Items

Accounts receivable consisted of the following:

	December 31, 2011	June 30, 2012
Accounts receivable—trade	$29,695	$32,999
Receivables from registries	2,970	4,512
Accounts receivable, net	$32,665	$37,511

Accrued expenses and other liabilities consisted of the following:

	December 31, 2011	June 30, 2012
Accrued payroll and related items	$10,562	$8,140
Domain owners’ royalties payable	1,336	1,254
Commissions payable	2,894	3,519
Customer deposits	7,898	6,439
Other	11,242	12,144
Accrued expenses and other liabilities	$33,932	$31,496

8.	Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancellable operating and capital leases. The Company’s leases expire between July 2012 and July 2024.

In June 2012, the Company entered into an eleven year lease commitment to replace its existing corporate headquarter space in Santa Monica, California that commences in 2013 with an average expense of approximately $2,000 per annum over the life of the lease. The lease expires in 2024 and the Company has an early termination option after six years.

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

Domain Name Agreement

In April 2011, the Company entered an agreement to provide domain name registration services and manage certain domain names owned and operated by a customer over a 27 month term (the "Domain Agreement").  In conjunction with the Domain Agreement, the Company committed to purchase at least $175 of expired domain names every calendar quarter or a total of $1,575 over the term of the agreement.  The contract can be terminated by either the Company or the counter party providing notice at least 60 days prior to the end of each annual renewal period.  The aggregate value of expired domain names purchased by the Company from inception through June 30, 2012 was $1,080.

Donuts Agreement

As part of its initiative to pursue the acquisition of gTLD operator rights, the Company has entered into a gTLD acquisition agreement ("Agreement") with Donuts Inc. ("Donuts").  The Agreement provides the Company with rights to acquire the operating and economic rights to certain gTLDs. These rights are shared equally with Donuts and are associated with specific gTLDs ("Covered gTLDs") for which Donuts is the applicant under the New gTLD Program.  The Company has the right, but not the obligation, to make further deposits with Donuts in the pursuit of acquisitions of Covered gTLDs, for example as part of the ICANN auction process. The operating and economic rights for each Covered gTLD will be determined through a process whereby the Company and Donuts each select gTLDs from the pool of Covered gTLDs, with the number of selections available to each party based upon the proportion of the total acquisition price of all Covered gTLDs that they funded.  Gains on sale of the Company's interest in Covered gTLDs will be recognized when realized, while losses will be recognized when deemed probable.  Separately, the Company entered into an agreement to provide certain back-end registry services for gTLD operator rights owned by Donuts for a period of five years commencing from the launch of Donut's first gTLD. Demand Media and its affiliates are neither investors in Donuts and its affiliates nor are they involved in any joint venture with Donuts and its affiliates.

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

During the six months ended June 30, 2012, the Company recorded an income tax benefit of $569 compared to an expense of $2,345 during the same period in 2011, representing a change of $2,914. The change was primarily due to a benefit from the change in California apportionment methodology during the quarter ended March 31, 2012 which reduced the Company's effective state tax rate compared to the prior period. In addition, the company settled various tax issues concerning certain overseas tax filings for 2008, 2009, and 2010 providing an additional tax benefit during the quarter ended June 30, 2012 of approximately $300.

The Company reduces its deferred tax assets resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Due to the limitation associated with deferred tax liabilities from tax deductible goodwill, the Company has deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As the Company has insufficient history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, the Company has established a valuation allowance against its deferred tax assets.

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
The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant.  No uncertain income tax positions were recorded during the six months ended June 30, 2011 or 2012 other than the acquired uncertain tax position, and the Company does not expect its uncertain tax position to change materially during the next twelve months. The Company files a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since the Company's incorporation remain subject to examination by the IRS and various state authorities.
10. Related Party Transactions

The Company’s Chairman and Chief Executive Officer and certain members of the board of directors are on the board of directors of The FRS Company (“FRS”). The Company recognized approximately $381 and $30 in revenue from FRS for advertising and creative services during the six months ended June 30, 2011 and 2012, respectively. As of December 31, 2011 and June 30, 2012, the Company’s receivable balance due from FRS was $45 and $0, respectively.  The creative services agreement was terminated by the parties effective May 31, 2011.

11. Share-based Compensation Plans and Awards

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Six months ended
	June 30,
	2011	2012
Expected life (in years)	5.50	NA
Risk-free interest rate	1.97%	NA
Expected volatility	56%	NA
Expected dividend yield	—%	NA
Weighted-average estimated fair value of options granted during the period	$16.64	—

The Company did not grant any stock options to employees during the six months ended June 30, 2012.

Stock Options

Stock option activity (in thousands, except term, exercise price and per share data) for the six months ended June 30, 2012 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	16,654	$13.21	7.53	$17,480
Options granted	—	$—
Options exercised	(1,260)	$3.49
Options forfeited or canceled	(841)	$12.77
Outstanding at June 30, 2012	14,553	$14.07	6.55	$40,046
Exercisable at June 30, 2012	7,500	$6.98	5.23	$35,363
Vested and expected to vest after June 30, 2012	13,038	$13.12	6.38	$39,128

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11.20 of the Company’s common stock on June 30, 2012 for all awards where that stock price exceeds the exercise price.  Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information concerning outstanding and exercisable options at June 30, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - 3.60	2,449	2.92	$2.24	2,318	$2.19
$3.61 - 7.20	1,485	5.35	$5.12	1,293	$5.01
$7.21 - 10.80	4,316	6.84	$9.09	3,192	$9.16
$10.81 - 14.40	229	7.96	$13.21	108	$13.18
$14.41 - 18.00	2,576	7.95	$17.45	572	$17.02
$18.01 - 21.60	48	8.40	$21.41	17	$21.40
$21.61 - 25.20	1,150	8.09	$24.00	—	$—
$28.81 - 32.40	1,150	8.09	$30.00	—	$—
$32.41 - 36.00	1,150	8.09	$36.00	—	$—
	14,553	6.55	$14.07	7,500	$6.98

The total grant date fair value of stock options vested during the six months ended June 30, 2011 and 2012 was $8,943 and $4,525, respectively.  The aggregate intrinsic value of all options exercised during the six months ended June 30, 2011 and 2012 was $10,650 and $6,356 respectively.

As of June 30, 2012, there was $27,178 of unrecognized stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 3.1 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

Restricted stock units

The following table summarizes the activity of RSUs and other restricted shares for the six months ended June 30, 2012 is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2011	3,606	$12.19
Granted	2,442	7.12
Vested	(757)	11.08
Forfeited	(390)	12.84
Unvested at June 30, 2012	4,901	$9.78

As of June 30, 2012, there was approximately $38,397 of unrecognized compensation cost related to employee non-vested RSUs and restricted shares.  The amount is expected to be recognized over a weighted average period of 2.7 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

Included in the above is $423 of expense related to the issuance of 50 shares of common stock to a consultant during the three months ended June 30, 2012 upon the fulfillment of certain performance conditions in that period. No additional stock is expected to be issued under this agreement.

Employee Stock Purchase Plan

In May 2011, the Company commenced its first offering under the Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase a limited amount of the Company's common stock at a 15% discount to the market price through payroll deductions. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for up to four concurrent offering periods of twenty-four, eighteen, twelve and six-month durations, which correspondingly have four, three, two and one, six-month purchase periods, respectively.  A maximum of one thousand two hundred fifty shares of common stock may be purchased by each participant at six-month intervals during each purchase period within an offering. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized over the life of the 24-month offering period of the ESPP. The Black-Scholes model included an assumption for expected volatility of between 34% and 43% for each of the four purchase periods. During the three and six months ended June 30, 2012, the Company recognized an expense of $358 and $940, respectively, in relation to the ESPP and there were 9,535 shares of common stock remaining authorized for issuance under the ESPP at June 30, 2012. As of June 30, 2012, there was approximately $2,900 of unrecognized compensation cost related to the ESPP which is expected to be recognized on a straight-line basis over the remainder of the offering period.

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

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Stock-based compensation included in
Service costs	$347	$761	$584	$1,469
Sales and marketing	1,136	1,585	2,036	3,121
Product development	1,130	2,085	2,246	3,773
General and administrative	2,807	4,118	9,481	7,577
Total stock-based compensation included in net loss	$5,420	$8,549	$14,347	$15,940

Stock-based compensation expense in the six months ended June 30, 2011 includes $5,051 related to 1,625 performance and market-based stock options and 1,000 restricted stock awards granted to certain executive officers in prior years that vested in 2011 on the fulfillment of certain market and performance conditions: the completion of the Company’s initial public offering and the meeting of an average closing price of the Company’s stock for a stipulated period of time.

12. Stockholders' Equity

Stock Repurchases
Under the February 8, 2012 stock repurchase plan, as amended, the Company is authorized to repurchase up to $50,000 of its common stock from time to time. During the six months ended June 30, 2012, the Company repurchased 532 shares at an average price of $7.43 per share for an aggregate amount of $3,956. As of June 30, 2012, approximately $28,980 of the stock repurchase authorization remained. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.
Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2012, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.
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

Revenue derived from the Company’s Content & Media and Registrar Services is as follows

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012
Content & Media revenue
Owned & operated	$39,095	$44,990	$79,619	$84,338
Network	10,727	14,677	22,055	29,292
Total Content & Media revenue	49,822	59,667	101,674	113,630
Registrar revenue	29,633	33,388	57,304	65,659
Total Revenue	$79,455	$93,055	$158,978	$179,289

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012
Numerator:
Net income (loss)	$(2,371)	$94	$(7,953)	$(1,748)
Cumulative preferred stock dividends	—	—	(2,477)	—
Net income (loss) attributable to common stockholders	$(2,371)	$94	$(10,430)	$(1,748)
Denominator:
Weighted average common shares outstanding	83,236	84,378	73,967	83,911
Weighted average unvested restricted stock awards	(148)	(453)	(490)	(478)
Weighted average common shares outstanding—basic	83,088	83,925	73,477	83,433
Dilutive effect of stock options, warrants and ESPP	—	2,877	—	—
Weighted average common shares outstanding—diluted	83,088	86,802	73,477	83,433
Net income (loss) per share—basic	$(0.03)	$—	$(0.14)	$(0.02)
Net income (loss) per share—diluted	$(0.03)	$—	$(0.14)	$(0.02)

As of each period end, the following common equivalent shares were excluded from the calculation of the Company’s diluted net income (loss) per share in for the period shown as their inclusion would have been antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012
Stock options	18,616	10,619	18,616	14,553
Unvested RSUs	156	1,503	156	4,901
Common Stock Warrants	375	375	375	375
ESPP shares	791	827	791	827

15. Subsequent Events

During the period from July 1, 2012 to August 9, 2012, the Company issued 254 restricted stock units as part of employee compensation.

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

For the six months ended June 30, 2011 and 2012, we reported revenue of $159.0 million and $179.3 million, respectively.  For the six months ended June 30, 2011 and 2012, our Content & Media offering accounted for 64% and 63% of our total revenue, respectively, and our Registrar service accounted for 36% and 37% of our total revenue, respectively.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended June 30,			Six months ended June 30,
	2011	2012	% Change	2011	2012	% Change
Content & Media Metrics (1)
Owned & operated
Page views (in millions)	2,573	3,333	30%	5,155	6,475	26%
RPM	$15.19	$13.50	(11)%	$15.45	$13.03	(16)%
Network of customer websites
Page views (in millions)	3,688	4,770	29%	7,454	9,494	27%
RPM	$2.91	$3.08	6%	$2.96	$3.09	4%
RPM ex-TAC	$2.15	$2.16	—%	$2.15	$2.27	5%
Registrar Metrics (1)
End of Period # of Domains (2) (in millions)	11.9	13.5	14%	11.9	13.5	14%
Average Revenue per Domain (2)	$10.17	$9.96	(2)%	$10.03	$10.01	—%
 ___________________________________

(1)
For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

(2)
Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at June 30, 2012 would have increased 15% and average revenue per domain during the three and six months ended June 30, 2012 would have decreased 4% and 3%, respectively, compared to the corresponding prior-year periods.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising where an advertiser pays when the advertising is displayed. For the six months ended June 30, 2012, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the six months ended June 30, 2012 approximately 36% of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

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

We believe that there is an opportunity to further grow our Content & Media service offering by publishing and distributing our content to an increased number of distribution outlets. For example, we launched our premium multi-channel YouTube initiative in December 2011, and we currently have arrangements with a number of third-party customers to distribute and license our content on their websites. We also expanded our audience on our network of customer websites via our recent acquisition of IndieClick and believe that IndieClick's innovative product offerings provide us an opportunity to increase revenue.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms, some of which have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. Other search engines may deploy similar changes. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com, the Company's largest website. From October 2011 to March 2012, and in response to the changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $5,898 of accelerated amortization expense in the fourth quarter of 2011 and $1,818 of accelerated amortization expense in the first quarter of 2012.

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to enhance our content product offerings. In 2012 to date, such changes included increasing our investment in video and long-form content, images and diagrams, publishing content directed at international markets and in languages other than English, as well as increasing and expanding distribution of our content to our network of customer websites. In the near term, we anticipate increased expenditures in new content formats designed to further diversify our content offering and an overall reduction in the volume of shorter-form text articles published on eHow.com. These potential changes to our content creation platform could increase our per unit content creation costs, including costs associated with our community of creative professionals, potentially resulting in higher service costs as a percentage of revenue if the changes are unsuccessful in generating additional revenue. While we make such improvements to our content creation and distribution platform, we expect a reduced level of overall investment in media content in 2012 when compared to 2010 and 2011.

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
The growth in our Registrar revenue is dependent upon our ability to attract and retain customers to our Registrar platform through competitive pricing on domain registrations and value added services.  Beginning in the first quarter of 2010 and extending through the first quarter of 2011, we added several customers with large volumes of domains to our Registrar platform.  This resulted in fluctuations in our average revenue per domain over these periods, from which we only recognized revenue on a portion of these domain names while deferring revenue recognition on the remainder.   Beginning July 1, 2011, we adjusted the number of net new domains to include only new registered domains added to our platform for which we have recognized revenue.  Excluding the impact of this change, end of period domains at June 30, 2012 would have increased 15% and average revenue per domain during the three and six month period ended June 30, 2012 would have decreased 4% and 3% respectively, each compared to the corresponding prior-year period.  In the near term, we anticipate our average revenue per domain to continue to fluctuate as a result of the large volume customers added in 2011 and certain registry price increases in early 2012.  Due in part to the higher mix of large volume customers in 2012 as compared to 2011, we also expect that the associated service costs as a percentage of revenue will increase when compared to our historical results.

The Internet Corporation for Assigned Names and Numbers, or ICANN, has approved a framework for the significant expansion of the number of generic Top Level Domain ("gTLDs") in 2012 ("the New gTLD Program"). We believe that such expansion, once completed, could result in an increase in the number of domains registered on our platform in 2013.  In addition, we believe that the New gTLD Program could also provide us with new revenue opportunities commencing in 2013, which include operating the back-end infrastructure for new gTLD registries and/or owning one or more gTLDs in our own right.

During the six months ended June 30, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and third parties in the pursuit of the Company's ownership in certain gTLD operator rights. While there can be no assurance that the Company will be awarded any gTLDs, the Company capitalizes payments made for gTLD applications that are determined to embody probable economic benefit, which are included in other long-term assets at June 30, 2012. During the second half of 2012 and as part of the New gTLD Program, the Company may receive partial cash refunds for certain gTLD applications, and to the extent the Company elects to sell or dispose of certain gTLD applications throughout the process, it may also incur gains or losses on amounts invested. Gains on the sale of the Company's interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which the Company expects to commence in 2013, gTLD application fees will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life. Other costs incurred by the Company as part of its gTLD initiative and not directly attributable to the acquisition of gTLD operator rights rights are expensed as incurred.

We expect to incur up to $4 million of formation expenses related to the New gTLD Program in 2012 and the amount of our investment at the completion of the New gTLD Program could be substantially higher or lower than the $18.2 million invested to date. Revenue is not expected to commence until 2013.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying Content & Media and Registrar services revenues we generate. In the near term, we expect that the period-over-period growth in our Content & Media revenue will exceed the growth in our Registrar revenue, which would typically provide for higher operating margins. We expect that service costs will increase in 2012 compared to 2011 in line with revenue growth and also due to our new premium multi-channel initiative with YouTube as well the impact of our acquisition of IndieClick. We believe that these factors, together with costs associated with our preparation for new gTLDs becoming available for registration in 2013, will constrain our operating margin growth in the short-term as we increase our investment in new business initiatives to support future growth.

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

For the six months ended June 30, 2012, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is an opportunity in the longer term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. We plan to further expand our operations internationally to address this opportunity, including through our recent acquisition of a Latin American content creation company in July 2011 and building on the recent launches of eHow en Español and eHow Brasil. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

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

Service Costs

Service costs consist of: fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; personnel costs related to in-house editorial, customer service and information technology; and certain content production costs such as our new premium multi-channel video deal with YouTube. We anticipate that content production costs will comprise a higher proportion of total service costs in 2012 than prior years as we increase our production of content under the new premium multi-channel video initiative with YouTube and as we create and test new content formats. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar. In the near term, we expect that the new premium multi-channel initiative with the production of video for YouTube, an increase in advertising revenue through third-party publishers resulting from our acquisition of IndieClick and higher overall registration costs due to registry price increases in 2012 together with costs associated with our investment in new business initiatives in 2012 (including our preparation for new gTLDs) will result in higher service costs when compared to historical results.

 Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising and promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our Content & Media service, including expenses required to support the expansion of our direct advertising sales force. We currently anticipate that our sales and marketing expenses will continue to increase in the near term as a percent of revenue as we continue to build our sales and marketing organizations to support the growth of our business.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, our owned and operated websites and future product and service offerings of our Registrar. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, but remain relatively flat as a percentage of revenue compared to 2011.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the six months ended June 30, 2011 and 2012, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, our allowance for doubtful accounts may increase, which may lead to increased bad debt expense. As we continue to expand our business and incur additional expenses associated with being a publicly traded company, we anticipate general and administrative expenses will increase in the near term, but at a lesser rate than our projected revenue growth. Specifically, we expect that we will incur additional general and administrative expenses to provide insurance for our directors and officers and to comply with the regulatory and listing exchange requirements.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models show embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of June 30, 2012. We estimate our capitalized content to have a weighted average useful life of 5.1 years as of June 30, 2012. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to decrease in the near term as we intend to reduce our investment in content intangible assets as compared to the prior year.  Amortization as percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

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

As of June 30, 2012, we had approximately $65.6 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 2.9 years.  In addition we also had approximately $2.9 million of unrecognized compensation expense related to our Employee Stock Purchase Plan that we expect to recognize on a straight-line basis through the second quarter of 2013. Stock-based compensation expense is expected to increase in 2012 compared to 2011 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our revolving credit facility. As of June 30, 2012 no principal balance was outstanding under the revolving credit facility.

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

     We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States federal and certain state and foreign deferred tax assets. As of December 31, 2011, we had approximately $54 million of federal and $12 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2020 for federal and 2013 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. If an ownership change is deemed to have occurred as a result of our initial public offering, potential near term utilization of these assets could be reduced.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Revenue	$79,455	$93,055	$158,978	$179,289
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	37,869	44,367	75,523	85,629
Sales and marketing	9,286	11,660	18,869	22,053
Product development	9,642	10,587	18,893	20,711
General and administrative	13,787	15,754	30,811	31,149
Amortization of intangible assets	9,750	9,759	19,953	21,715
Total operating expenses	80,334	92,127	164,049	181,257
Income (loss) from operations	(879)	928	(5,071)	(1,968)
Other income (expense)
Interest income	5	10	47	25
Interest expense	(163)	(173)	(325)	(310)
Other income (expense), net	(2)	(45)	(259)	(64)
Total other expense	(160)	(208)	(537)	(349)
Income (loss) before income taxes	(1,039)	720	(5,608)	(2,317)
Income tax (expense)/benefit	(1,332)	(626)	(2,345)	569
Net income (loss)	(2,371)	94	(7,953)	(1,748)
Cumulative preferred stock dividends	—	—	(2,477)	—
Net income (loss) attributable to common shareholders	$(2,371)	$94	$(10,430)	$(1,748)

(1)	Depreciation expense included in the above line items:

Service costs	$4,149	$3,552	$8,193	$7,202
Sales and marketing	115	106	187	240
Product development	438	271	759	553
General and administrative	878	899	1,450	1,797
Total depreciation expense	$5,580	$4,828	$10,589	$9,792

(2)	Stock-based compensation included in the above line items:

Service costs	$347	$761	$584	$1,469
Sales and marketing	1,136	1,585	2,036	3,121
Product development	1,130	2,085	2,246	3,773
General and administrative	2,807	4,118	9,481	7,577
Total stock-based compensation	$5,420	$8,549	$14,347	$15,940

As a percentage of revenue:

	Three Months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:	—	—	—	—
Service costs (exclusive of amortization of intangible assets)	47.7%	47.7%	47.5%	47.8%
Sales and marketing	11.7%	12.5%	11.9%	12.3%
Product development	12.1%	11.4%	11.9%	11.6%
General and administrative	17.4%	16.9%	19.4%	17.4%
Amortization of intangible assets	12.3%	10.5%	12.6%	12.1%
Total operating expenses	101.1%	99.0%	103.2%	101.1%
Income (loss) from operations	(1.1)%	1.0%	(3.2)%	(1.1)%
Other income (expense)	—	—	—	—
Interest income	—%	—%	—%	—%
Interest expense	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Other income (expense), net	—%	—%	(0.2)%	—%
Total other expense	(0.2)%	(0.2)%	(0.3)%	(0.2)%
Income (loss) before income taxes	(1.3)%	0.8%	(3.5)%	(1.3)%
Income tax (expense)/benefit	(1.7)%	(0.7)%	(1.5)%	0.3%
Net income (loss)	(3.0)%	0.1%	(5.0)%	(1.0)%

Revenue

Revenue by service line were as follows:

	Three months ended June 30,			Six months ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(In thousands)			(In thousands)
Content & Media:
Owned and operated websites	$39,095	$44,990	15%	$79,619	$84,338	6%
Network of customer websites	10,727	14,677	37%	22,055	29,292	33%
Total Content & Media	49,822	59,667	20%	101,674	113,630	12%
Registrar	29,633	33,388	13%	57,304	65,659	15%
Total revenue	$79,455	$93,055	17%	$158,978	$179,289	13%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites increased by $5.9 million, or 15%, to $45.0 million for the three months ended June 30, 2012, as compared to $39.1 million for the same period in 2011. The increase was primarily due to an increase in page views partially offset by a decrease in RPMs. Page views on our owned and operated websites increased by 30%, from 2,573 million page views in the three months ended June 30, 2011 to 3,333 million page views in the three months ended June 30, 2012. RPMs on our owned and operated websites decreased by 11%, from $15.19 in the three months ended June 30, 2011 to $13.50 in the three months ended June 30, 2012 primarily due to a mix shift in page views to relatively lower RPM properties.

The page view increase included the impact of a website product enhancement we implemented in the second quarter of

2011 with respect to the presentation of image-rich content on certain of the Company's owned and operated sites, which did not impact advertising impressions. Excluding the impact of such change, we estimate that during the three months ended June 30, 2012, page views would have increased approximately 18% and RPMs would have decreased 3%, compared to the corresponding prior year period. The remaining increase in underlying page views was due primarily to increased publishing of our platform content on our owned and operated websites. The underlying decrease in RPMs was primarily attributable to a higher mix of page views from Cracked.com and LIVESTRONG.com than eHow.com as those sites typically garner relatively lower RPMs than eHow.com.

Content & Media revenue from our owned and operated websites increased by $4.7 million, or 6%, to $84.3 million for the six months ended June 30, 2012, as compared to $79.6 million for the same period in 2011. The increase was primarily due to an increase in page views RPMs partially offset by a decrease in RPMs. Page views on our owned and operated websites increased by 26%, from 5,155 million page views in the six months ended June 30, 2011 to 6,475 million page views in the six months ended June 30, 2012. RPMs on our owned and operated websites decreased by 16%, from $15.45 in the six months ended June 30, 2011 to $13.03 in the six months ended June 30, 2012 primarily due to a mix shift in page views to relatively lower RPM properties.

The page view increase included the impact of a website product enhancement we implemented in the second quarter of 2011 with respect to the presentation of image-rich content on certain of the Company's owned and operated sites, which did not impact advertising impressions. Excluding the impact of such change, we estimate that during the six months ended June 30, 2012, page views would have increased approximately 12% and RPMs would have decreased 5%, compared to the corresponding prior year period. The remaining increase in underlying page views was due primarily to increased publishing of our platform content on our owned and operated websites. The underlying decrease in RPMs was primarily attributable to a higher mix of page views from Cracked.com and LIVESTRONG.com than eHow.com as those sites typically generate lower RPMs than eHow.com.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended June 30, 2012 increased by $4.0 million, or 37%, to $14.7 million, as compared to $10.7 million in the same period in 2011. The increase was largely due to revenue from our YouTube channels as well as growth in overall page views and RPMs. Page views on our network of customer websites increased by 1,082 million or 29%, from 3,688 million page views in the three months ended June 30, 2011, to 4,770 million pages viewed in the three months ended June 30, 2012. The increase in page views was due primarily to the acquisition of IndieClick in August 2011, which contributed 1,771 million page views during the second quarter of 2012, which was partially offset by a decline in page views associated with our Pluck customer base. RPMs increased 6% from $2.91 in the three months ended June 30, 2011 to $3.08 in the three months ended June 30, 2012. The increase in RPMs was primarily due to the impact of YouTube channel revenue in 2012 partially offset by IndieClick which typically averages lower RPMs as well as a reduction in page views from our lower RPM Pluck customers.

Content & Media revenue from our network of customer websites for the six months ended June 30, 2012 increased by $7.2 million, or 33%, to $29.3 million, as compared to $22.1 million in the same period in 2011. The increase was largely due to revenue from our YouTube channels as well as growth in overall page views and RPMs. Page views on our network of customer websites increased by 2,040 million or 27%, from 7,454 million page views in the six months ended June 30, 2011, to 9,494 million pages viewed in the six months ended June 30, 2012. The increase in page views was due primarily to the acquisition of IndieClick in August 2011, which contributed 3,390 million page views during the six months ended June 30, 2012, which was partially offset by a decline in page views associated with our Pluck customer base. RPMs increased 4% from $2.96 in the six months ended June 30, 2011 to $3.09 in the six months ended June 30, 2012. The increase in RPMs was primarily due to the impact of YouTube channel revenue in 2012 partially offset by IndieClick which typically averages lower RPMs as well as a reduction in page views from our lower RPM Pluck customers.

Registrar Revenue

Registrar revenue for the three months ended June 30, 2012 increased $3.8 million, or 13%, to $33.4 million compared to $29.6 million for the same period in 2011. The increase was largely due to an increased number of new domain registrations and domain renewal registrations in 2012 compared to 2011, partially offset by a decrease in our average revenue per domain. The number of domain registrations increased 1.7 million, or 14%, to 13.5 million during the three months ended June 30, 2012 as compared to 11.9 million in the same period in 2011. Our average revenue per domain decreased slightly by $0.21, or 2%, to $9.96 during the three months ended June 30, 2012 from $10.17 in the same period in 2011 due in part to the addition of lower margin, higher volume customers compared to 2011.

Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at June 30, 2012 would have increased 15% compared to the corresponding prior-year period and average revenue per domain during the three months ended June 30, 2012 would have decreased 4% compared to the corresponding prior-year period.

Registrar revenue for the six months ended June 30, 2012 increased $8.4 million, or 15%, to $65.7 million compared to $57.3 million for the same period in 2011. The increase was primarily due to an increased number of new domain registrations and domain renewal registrations in 2012 compared to 2011. The number of domain registrations increased 1.7 million, or 14%, to 13.5 million during the six months ended June 30, 2012 as compared to 11.9 million in the same period in 2011. Our average revenue per domain decreased slightly by $0.02, to $10.01 during both the six months ended June 30, 2012 compared to $10.03 in the same period in 2011 due in part to the addition of lower margin, higher volume customers.

Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at June 30, 2012 would have increased 15% compared to the corresponding prior-year period and average revenue per domain during the six months ended June 30, 2012 would have decreased 3% compared to the corresponding prior-year period.

Cost and Expenses

Operating costs and expenses were as follows:

	Three months ended June 30,			Six months ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(In thousands)			(In thousands)
Service costs (exclusive of amortization of intangible assets)	$37,869	$44,367	17%	$75,523	$85,629	13%
Sales and marketing	9,286	11,660	26%	18,869	22,053	17%
Product development	9,642	10,587	10%	18,893	20,711	10%
General and administrative	13,787	15,754	14%	30,811	31,149	1%
Amortization of intangible assets	9,750	9,759	—%	19,953	21,715	9%

Service Costs

Service costs for the three months ended June 30, 2012 increased by approximately $6.5 million, or 17%, to $44.4 million compared to $37.9 million in the same period in 2011. The increase was primarily due to a $3.7 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $1.6 million increase in TAC primarily due to the acquisition of IndieClick in August 2011, a $0.7 million increase in certain costs associated with the continuous improvement of our content and distribution platform, new content formats and content published on our premium multi-channel YouTube initiative, a $0.3 million increase in personnel and related costs including stock-based compensation and a $0.4 million increase in related information technology expense to support growth in our business. These factors were partially offset by a $0.6 million decrease in depreciation expense of technology assets purchased in the prior and current periods required to manage our Internet traffic, data centers, advertising transactions, domain registrations and new products and services. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) were 47.7% in both the three months ended June 30, 2012 and 2011.

Service costs for the six months ended June 30, 2012 increased by approximately $10.1 million, or 13%, to $85.6 million compared to $75.5 million in the same period in 2011. The increase was primarily due to a $7.1 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $1.7 million increase in certain costs associated with the continuous improvement of our content and distribution platform, new content formats and content published on our premium multi-channel YouTube initiative, a $0.6 million increase in personnel and related costs including stock-based compensation and a $0.7 million increase in related information technology expense to support growth in our business. These factors were partially offset by a $1.1 million decrease in publisher payout expense following the phase out of eHow's writer compensation program in early 2011 and a $1.0 million decrease in depreciation expense of technology assets purchased in the prior and current periods required to manage our Internet traffic, data centers, advertising transactions, domain registrations and new products and services. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) increased 30 basis points to 47.8% for the six months ended June 30, 2012 from 47.5% during the same period in 2011.

Sales and Marketing

Sales and marketing expenses increased 26%, or $2.4 million, to $11.7 million for the three months ended June 30, 2012 from $9.3 million for the same period in 2011. The increase in expense was driven by increased personnel related costs, including stock-based compensation expense, of approximately $1.1 million due to the IndieClick acquisition in the second half of 2011 as well growth in our advertising sales teams, and an increase of approximately $1.2 million in external marketing expenses to support growth in our business. As a percentage of revenue, sales and marketing expense increased 80 basis points to 12.5% during the three months ended June 30, 2012 compared to 11.7% during the same period in 2011.

Sales and marketing expenses increased 17%, or $3.2 million, to $22.1 million for the six months ended June 30, 2012 from $18.9 million for the same period in 2011. The increase in expense was driven by increased personnel related costs, including stock-based compensation expense, of approximately $2.7 million due to the IndieClick acquisition in the second half of 2011 as well growth in our advertising sales teams, and an increase of approximately $0.3 million in external marketing expense to support growth in our business. As a percentage of revenue, sales and marketing expense increased 40 basis points to 12.3% during the six months ended June 30, 2012 compared to 11.9% during the same period in 2011.

Product Development

Product development expenses increased by $0.9 million, or 10%, to $10.6 million during the three months ended June 30, 2012 compared to $9.6 million in the same period in 2011. The movement was largely due to approximately $0.5 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development. The remaining movement was largely attributable to additional consulting and associated costs of $0.7 million, of which $0.4 million comprised stock-based compensation expense, incurred to continue to improve our content and distribution platform and identify new innovative products to support the growth in our business partially offset by a reduction in depreciation expense of approximately $0.2 million. As a percentage of revenue, product development expenses decreased 70 basis points to 11.4% during the three months ended June 30, 2012 compared to 12.1% during the same period in 2011.

Product development expenses increased by $1.8 million, or 10%, to $20.7 million during the six months ended June 30, 2012 compared to $18.9 million in the same period in 2011. The movement was largely due to approximately $1.0 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development. The remaining increase was largely attributable to additional consulting and associated costs of $1.2 million, of which $0.4 million comprised stock-based compensation expense, incurred to develop existing and identify new innovative products to support the growth in our business partially offset by a reduction in depreciation expense of approximately $0.2 million. As a percentage of revenue, product development expenses decreased 30 basis points to 11.6% during the six months ended June 30, 2012 compared to 11.9% during the same period in 2011.

General and Administrative

General and administrative expenses increased by $2.0 million, or 14%, to $15.8 million during the three months ended June 30, 2012 compared to $13.8 million in the same period in 2011. The increase was due primarily to a $1.4 million increase in personnel related costs, including stock-based compensation expense, due to incremental expense from additional headcount to support the growth of our business. Additional factors included increases in professional fees as well as facilities and rent related expense for additional office space to support the growth in our business. As a percentage of revenue, general and administrative costs decreased 50 basis points to 16.9% during the three months ended June 30, 2012 compared to 17.4% during the same period in 2011.

General and administrative expenses increased by $0.3 million, or 1%, to $31.1 million during the six months ended June 30, 2012 compared to $30.8 million in the same period in 2011. The change was due primarily to a $1.3 million decrease in personnel related costs, including stock-based compensation expense, due to incremental expense from additional headcount to support the growth of our business of approximately $3.3 million, offset by the occurrence of a one-time charge of $4.6 million in the first quarter of 2011 related to certain stock awards vesting on specified conditions attached to our IPO during that period. Additional factors included a $0.8 million increase in professional fees, a $0.3 million increase in facilities and rent related expense for additional office space, and additional depreciation expense of $0.3 million, all to support the growth in our business. As a percentage of revenue, general and administrative costs decreased 200 basis points to 17.4% during the six months ended June 30, 2012 compared to 19.4% during the same period in 2011.

Amortization of Intangibles

Amortization expense was $9.8 million for both the three months ended June 30, 2012 and the same period in 2011. This included incremental amortization expense of approximately $0.4 million in the period arising from three acquisitions in the second half of 2011 as well as capitalization of intangible assets in the last year partially offset by a similar decrease in the amortization of certain intangible assets primarily acquired via acquisitions prior to 2011 that are now fully amortized.  As a percentage of revenue, amortization of intangible assets decreased 180 basis points to 10.5% during the three months ended June 30, 2012 compared to 12.3% during the same period in 2011 as the result of the increase in revenue.

Amortization expense for the six months ended June 30, 2012 increased by $1.8 million, or 9%, to $21.7 million compared to $20.0 million in the same period in 2011. The increase was primarily due to $1.8 million of accelerated amortization expense resulting from our election to remove certain content assets from service in the first quarter of 2012 in conjunction with improvements to our content creation and distribution platform and incremental amortization expense of $0.8 million in the period arising from intangible asset spend as well as four acquisitions in 2011. Offsetting this was a decrease in the amortization of certain intangible assets primarily acquired via acquisitions prior to 2011 that are now fully amortized.  As a percentage of revenue, amortization of intangible assets decreased 50 basis points to 12.1% during the six months ended June 30, 2012 compared to 12.6% during the same period in 2011 as the result of the increase in revenue and the factors listed above.

Interest Income

Interest income for the three and six months ended June 30, 2012 changed by less than $0.1 million compared to the same period in 2011.

Interest Expense

Interest expense for the three and six months ended June 30, 2012 changed by less than $0.1 million compared to the same period in 2011.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2012 changed by less than $0.1 million compared to the same period in 2011.

Other income (expense), net for the six months ended June 30, 2012 decreased by $0.2 million compared to the same period in 2011 primarily a result of certain preferred stock warrants that converted into common stock and were recorded at fair value in the quarter ending March 31, 2011 in conjunction with our IPO.

Income Tax Benefit (Expense)

During the three months ended June 30, 2012, we recorded an income tax expense of $(0.6) million compared to an expense of $(1.3) million during the same period in 2011, representing a change of $0.7 million. The change was primarily due to a state tax decrease from the change in California apportionment methodology and a foreign tax benefit of approximately $300 from the settlement of various tax issues concerning certain overseas tax filings for 2008, 2009, and 2010.

During the six months ended June 30, 2012, we recorded an income tax benefit of $0.6 million compared to an expense of $(2.3) million during the same period in 2011, representing a movement of $2.9 million. The movement was due to a benefit from the change in California apportionment methodology during the quarter ended March 31, 2012. Adoption of this change reduced our effective state tax rate compared to the prior period.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted EBITDA financial measure differs from GAAP net income in that it excludes certain expenses such as depreciation, amortization, stock-based compensation, as well as the financial impact of acquisition and realignment costs, the formation expenses directly related to our generic Top Level Domain ("gTLD") initiative and any gains or losses on certain asset sales or dispositions. Acquisition and realignment costs include such items, when applicable, as (1) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (2) legal, accounting and other professional fees directly attributable to acquisition activity, and (3) integration and employee severance payments attributable to acquisition or corporate realignment activities. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP revenue as it reflects our consolidated revenues net of our traffic acquisition costs. Adjusted EBITDA and Revenue ex-TAC are frequently used by securities analysts, investors and others as a common financial measure of our operating performance.
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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted EBITDA for each of the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$49,822	$59,667	$101,674	$113,630
Registrar revenue	29,633	33,388	57,304	65,659
Less: traffic acquisition costs (TAC)(1)	(2,813)	(4,380)	(6,003)	(7,759)
Total revenue ex-TAC	$76,642	$88,675	$152,975	$171,530

Net income (loss)	$(2,371)	$94	$(7,953)	$(1,748)
Add:
Income tax expense/(benefit)	1,332	626	2,345	(569)
Interest and other expense, net	160	208	537	349
Depreciation and amortization(2)	15,330	14,587	30,542	31,507
Stock-based compensation(3)	5,420	8,549	14,347	15,940
Acquisition and realignment costs(4)	638	52	771	113
gTLD expense(5)	—	453	—	882
Adjusted EBITDA	$20,509	$24,569	$40,589	$46,474

___________________________________

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

(2)
Amortization expense for the three and six months ended June 30, 2012 includes $1.8 million of accelerated non-cash amortization expense associated with the removal of certain content intangible assets from service in that period.

(3)
Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations. Stock-based compensation expense for the six months ended June 30, 2011 included $5.1 million of non-recurring expense related to awards granted to certain executive officers in prior years that vested in that period on the fulfillment of certain market and performance conditions attached to our IPO.

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

Liquidity and Capital Resources

As of June 30, 2012, our principal sources of liquidity were our cash and cash equivalents in the amount of $94.2 million, which primarily are invested in money market funds, and our $105 million revolving credit facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our revolving credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings, the net sales and purchases of our marketable securities and more recently our investments in gTLD applications.

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to enhance our content product offerings. In 2012 to date, such changes included increasing our investment in video and long-form content, images and diagrams, publishing content directed at international markets and in languages other than English, as well as increasing and expanding distribution of our content to our network of customer websites. In the near term, we anticipate increased expenditures in new content formats designed to further diversify our content offering and an overall reduction in the volume of shorter-form text articles published on eHow.com. While we make such improvements to our content creation and distribution platform, we expect a reduced level of overall investment in media content in 2012 when compared to 2010 and 2011.

In connection with our gTLD initiative under the New gTLD Program, we also expect to incur up to $4 million of formation expenses in 2012 and have made $18.2 million of capital investment in gTLD applications in the six months ended June 30, 2012. The net amount of capital investment incurred in our pursuit of gTLD operator rights could be substantially higher or lower as the New gTLD Program progresses.

Since our inception through June 30, 2012 we also used significant cash to make strategic acquisitions to further grow our business, including those detailed in our 2011 Annual Report on Form 10-K. We may make further acquisitions in the future.
We announced a $25 million stock repurchase plan on August 19, 2011 which was further increased on February 8, 2012 to $50 million. Under the plan, the Company is authorized to repurchase up to $50 million of its common stock from time to time in open market purchases or in negotiated transactions. During the six months ended June 30, 2012, we repurchased 0.5 million shares at an average price of $7.43 per share for an aggregate amount of $4.0 million. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

We entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks in August, 2011. The Credit Agreement provides for a $105 million, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate. The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio. As of June 30, 2012, no principal balance was outstanding and approximately $98 million was available for borrowing under the Credit Agreement, after deducting the face amount of outstanding standby letters of credit, and we were in compliance with all covenants.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies.

We expect that our existing cash and cash equivalents, our $105 million revolving credit facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Six months ended June 30,
	2011	2012
	(In thousands)
Net cash provided by operating activities	$36,068	$40,351
Net cash used in investing activities	(44,731)	(31,891)
Net cash provided by (used in) financing activities	79,935	(287)

Cash Flow from Operating Activities

Six months ended June 30, 2012

Net cash inflows from our operating activities of $40.4 million primarily resulted from improved operating performance. Our net loss during the period was $(1.7) million, which included non-cash charges of $47.1 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including deferred revenue and accounts payable, offset by changes in accounts receivable, prepaid expenses and other assets, deferred registrations costs and accrued expenses of $16.5 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service during the period, while the increase in our accounts receivable was primarily due to revenue growth including brand advertisers which typically have a longer collection cycle.

Six months ended June 30, 2011

Net cash inflows from our operating activities of $36.1 million primarily resulted from improved operating performance. Our net loss during the period was $(8.0) million, which included non-cash charges of $46.9 million such as depreciation, amortization, stock-based compensation and deferred taxes.The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including accounts receivable, deferred registration costs and accrued expenses of $9.4 million, offset by net cash inflows from deferred revenue of $5.5 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees resulting from growth in our business. The increase in our accounts receivable reflects growth in advertising revenue from our platform including a higher mix of balances from brand advertising sales.

Cash Flow from Investing Activities

Six months ended June 30, 2011 and 2012

Net cash used in investing activities was $31.9 million and $44.7 million during the six months ended June 30, 2012 and 2011, respectively. Cash used in investing activities during the six months ended June 30, 2012 and 2011 included investments in our intangible assets of $5.1 million and $30.1 million, respectively and investments in our property and equipment of $7.4 million and $10.8 million respectively, which included internally developed software. In addition, we invested $18.2 million during the six months ended June 30, 2012 comprising amounts paid to ICANN and third parties directly related to our pursuit of gTLD applications. Cash used in investing activities during the six months ended June 30, 2012 and 2011 included investments in our property and equipment of $7.4 million and $10.8 million respectively, which included internally developed software. Net cash flows from business acquisitions was $0.3 million and $3.8 million during the six months ended June 30, 2012 and 2011, respectively, comprising initial and deferred consideration related to business acquisitions completed in 2011.

Cash Flow from Financing Activities

Six months ended June 30, 2011 and 2012

Net cash provided by (used in) financing activities was $(0.3) million and $79.9 million during the six months ended June 30, 2012 and 2011, respectively.  Cash used in financing activities during the six months ended June 30, 2012 was primarily driven by the repurchase of $4.0 million of common stock offset by proceeds of $5.9 million from exercise of stock options and contributions to our ESPP net of $2.0 million of payments of withholding tax on net exercise of certain employee stock-based awards. Cash provided by financing activities in the six months ended June 30, 2011 included $78.6 million in net proceeds from our IPO in that period, net of issuance costs as well at proceeds of $1.5 million from exercise of stock options.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of June 30, 2012, we did not have any off balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2011 and 2012, we used $10.8 million and $7.4 million in cash to fund capital expenditures to create internally developed software and purchase equipment. We currently anticipate making further capital expenditures of between $7 million and $12 million during the remainder of the year ending December 31, 2012.

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

Concentrations of Credit Risk

As of June 30, 2012, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2011 and June 30, 2012, components of our consolidated accounts receivable balance comprising more than 10%:

	December 31, 2011	June 30, 2012
Google, Inc.	27%	29%

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For each of the six months ended ended June 30, 2011 and 2012, we derived 35% and 36% respectively, of our total revenue from our various advertising and content arrangements with Google. We use Google for cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. Our Google advertising agreement for our developed websites, such as eHow, expires in the third quarter of 2014. Our Google advertising agreement for our undeveloped websites expires in the third quarter of 2012 and we are currently negotiating a new advertising agreement with Google for these undeveloped websites, but we may not be successful or obtain terms as favorable as those in our existing arrangement. In addition, we also utilize Google's DoubleClick ad-serving platform to deliver advertisements to our developed websites, which arrangement expires in the third quarter of 2014, and have another revenue-sharing agreement with respect to revenue generated by our content posted on Google's YouTube, which expires in the fourth quarter of 2012. In the fourth quarter of 2011, we entered into a premium multi-channel initiative with Google in connection with the production of premium videos for YouTube, and we expect this initiative will continue to generate significant revenue throughout the remainder of 2012. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term of such agreements on terms and conditions less favorable to us would have a material adverse effect on our business, financial condition and results of operations.

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

Google, the largest provider of search engine referrals to the majority of our owned and operated websites, regularly deploys changes to its search engine algorithms, some of which have led these sites to experience fluctuations in the total number of Google search referrals to our owned and operated and network of customer websites. In 2011, the overall impact of these changes on our owned and operated websites was negative primarily due to a decline in traffic to eHow.com, our largest website.  From October 2011 to March 2012, and in response to the changes in search engine algorithms in 2011, we performed an evaluation of our existing content library to identify potential improvements in our content creation and distribution platform. We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to meet rapidly changing consumer demand. In 2012 to date, such changes included ongoing improvements to our content creation process to enhance quality, diversifying our content investment into video, long-form content, images and diagrams, publishing content directed at international markets and in languages other than English as well as increasing and expanding distribution of our content to our network of customer websites. In the near term, we anticipate increased expenditures in new content formats designed to further diversify our content offering and an overall reduction in the volume of shorter-form text articles published on eHow.com. There can be no assurance that these changes or any future changes will be successfully implemented. Our inability to successfully identify and implement improvements to our content creation and distribution platform could adversely affect our business, financial condition and results of operations .

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For six months ended June 30, 2012, approximately 38% of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), according to our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers' websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers' websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

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

Google, the largest provider of search engine referrals to the majority of our owned and operated websites, regularly deploys changes to its search engine algorithms, which have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com, the Company's largest website.

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

We generated 53% and 52% of our revenue for six months ended June 30, 2011 and 2012, respectively, from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that maximizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

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

For six months ended June 30, 2011 and 2012, Demand Media generated approximately 34% and 31%, respectively, of our revenue from eHow. No other individual Content & Media site was responsible for more than 10% of our revenue in these periods.

eHow depends on various Internet search engines to direct traffic to the site. For six months ended June 30, 2012, approximately 49% of eHow's page view traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those recently implemented by Google, some of which had a negative effect on search referral traffic to eHow and a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, we have already produced a significant amount of content that is housed on eHow and it may become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and results of operations.

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

One potential area of growth for us is in the international markets. We have launched a site in the United Kingdom, recently launched eHow en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S., and the larger Spanish/Portuguese-speaking market worldwide) and are exploring launches in certain other countries. We have also been investing in translation capabilities for our technologies. We recently acquired a Spanish language content creation business platform located in Argentina. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers' preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally may have a negative effect on our business, revenue, financial condition and results of operations.

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

Our success depends in large part on our customers' renewals of their domain name registrations. Registrar revenue, which is closely tied to domain name registrations represented approximately 36% and 37% of total revenue in six months ended June 30, 2011 and 2012, respectively. Our customer renewal rate for expiring domain name registrations was approximately 73% and 74% in the six months ended June 30, 2011 and 2012, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

We are participating in ICANN's New gTLD Program that was approved in June 2011.  Our initiative with respect to the New gTLD Program includes applying for certain gTLD operator rights, as well as offering technical back-end infrastructure services to new registry operators (our “gTLD Initiative”), both of which may present us with unique operational and other risks and expose us to increased costs.  If we are unsuccessful in managing these risks, our business, financial condition and results of operations could be adversely affected.

We are pursuing certain opportunities in connection with ICANN's New gTLD Program, including operating the technical back-end infrastructure for new gTLD registries and/or owning and operating one or more of our own gTLD registries.  In June 2012, ICANN announced that it had received over 1,900 applications related to over 1,400 new gTLDs, with new registration opportunities for consumers expected to be available beginning in 2013.  Through a subsidiary, we have applied to operate registries for a number of gTLDs on a stand-alone basis, and may acquire rights in an additional number of gTLDs based on our strategic relationship with Donuts Inc., a third-party gTLD applicant.  This subsidiary has also been selected to provide technical back-end infrastructure services for any new gTLD operator rights acquired by Donuts Inc.  We currently have no operating experience providing technical back-end infrastructure services to new or existing registries or acting as an owner and operator of domain name registries for gTLD strings.   In addition, we will be required to compete with other established and more experienced operators in these proposed service offerings, some of whom have greater financial, marketing and other resources than we do, including companies that are existing competitors as well as new entrants into the domain name industry.  We may not be successful in implementing the businesses associated with our gTLD Initiative if we or our registry customers are awarded new gTLDs under the New gTLD Program.  If we are unsuccessful in implementing our gTLD Initiative, including managing these risks and increased costs, our business, financial condition and results of operations could be adversely affected.

ICANN's application submission and approval process for the New gTLD Program is new and untested.    We may lose some of our current and future investment under our gTLD Initiative in connection with the New gTLD Program, and the returns on our investment in our gTLD Initiative may not meet our current expectations, either of which could adversely affect our business, financial condition and results of operations.

       To date, we have invested approximately $18 million in connection with our gTLD Initiative to pursue the opportunity to be a registry operator of new gTLDs under ICANN's New gTLD Program, and may be required to expend significant additional funds in order to be a successful applicant for gTLDs.  Our gTLD Initiative also involves our active participation in a new, complex and untested process with respect to the application and awarding of gTLD strings by ICANN, which may require us to rely upon or negotiate and collaborate with independent third parties, including Donuts Inc., in order to be a successful applicant for contested gTLD strings.  We will also need to invest capital in the build out of the technical back-end infrastructure necessary to operate gTLDs for us and our customers, including Donuts Inc., in advance of gTLD strings being awarded by ICANN.  There can be no assurances that we or Donuts Inc.will ultimately be successful in acquiring new gTLD operator rights in ICANN's process for awarding gTLDs, or that we or Donuts Inc.will be granted the right to be a registry operator by ICANN.  Furthermore, there is no guarantee that any new gTLD operator rights acquired by us or Donuts Inc.will be successful.  If we are unsuccessful in pursuing either aspect of our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative.  In addition, the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment.  The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our business, financial condition and results of operations.

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

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com, presently charges a $7.85 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the generic top level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign will continue as the exclusive registry for the .com gTLD through November 30, 2012. On June 23, 2012, ICANN approved an extension of the contract through at least November 30, 2018. The terms of the extension, which are subject to approval by the U.S. Department of Commerce, set a maximum price, with certain exceptions, for registry services for each calendar year beginning 1 January 2013 up to the smaller of the preceding year's maximum price or the highest price charged during the preceding year, multiplied by 1.07; provided, however, that such increases shall only be permitted in four years of any six year term of the agreement. The increase in these fees either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

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

We were founded in 2006 and have a limited operating history. We have had a net loss in every year since inception. As of June 30, 2012, we had an accumulated deficit of approximately $72.5 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and sufficient positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

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

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $5.62 to $24.57 through August 9, 2012. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of August 9, 2012, we had 85,043,856 shares of common stock outstanding.

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

In addition, as at December 31, 2011 we have registered approximately 44 million shares reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan will be available for immediate resale in the United States in the open market.

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

Repurchases of our Common Stock

The following provides information regarding our repurchases of our common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2012	-	-	-	$ [-]
May 1 - May 31, 2012	70,042	8.53	70,042	[-]
June 1 - June 30, 2012	41,240	8.99	41,240	[-]
Total	111,282	8.76	111,282	[-]

As previously disclosed in a current report on Form 8-K filed on August 22, 2011, our Board of Directors approved a stock repurchase program effective as of August 19, 2011 to repurchase up to $25.0 million of our outstanding common stock as share price, market conditions and other factors warrant.  In addition, as previously disclosed in a current report on Form 8-K filed on February 16, 2012, our Board of Directors approved a $25.0 million increase to this previously approved stock repurchase program, for an aggregate amount of $50.0 million of repurchases under the program. Under the stock repurchase program, we have cumulatively repurchased a total of approximately 2.9 million shares at a total cost of approximately $21.0 million through June 30, 2012. The stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

Our revolving credit facility limits our ability to make cash distributions with respect to our equity interests, such as redemptions, cash dividends and share repurchases, based on a defined leverage ratio. See "Liquidity and Capital Resources" in Part 1, Item 2 of this report for further discussion of our long-term debt.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.         OTHER INFORMATION

None.

Item 6.        EXHIBITS

Exhibit No		Description of Exhibit
10.1	†	Consulting Agreement between Demand Media, Inc. and Charles Hilliard, dated June 14, 2012
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

DEMAND MEDIA, INC.

By:	/s/ Richard M. Rosenblatt
Name:	Richard M. Rosenblatt
Title:	Chairman and Chief Executive Officer

By:	/s/ Charles S. Hilliard
Name:	Charles S. Hilliard
Title:	President and Chief Financial Officer

Date:  August 10, 2012

Exhibit Index

Exhibit No		Description of Exhibit
10.1	†	Consulting Agreement between Demand Media, Inc. and Charles Hilliard, dated June 14, 2012
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