Form 10-Q
period 2012-09-30
DEMAND MEDIA INC.
filed 2012-11-13
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒
 As of November 8, 2012, there were 86,340,427 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.     FINANCIAL INFORMATION

Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	December 31, 2011	September 30, 2012
Assets
Current assets
Cash and cash equivalents	$86,035	$112,916
Accounts receivable, net	32,665	41,118
Prepaid expenses and other current assets	8,656	8,501
Deferred registration costs	50,636	57,437
Total current assets	177,992	219,972
Deferred registration costs, less current portion	9,555	11,108
Deferred tax assets	42	254
Property and equipment, net	32,626	33,740
Intangible assets, net	111,304	88,577
Goodwill	256,060	256,037
Other assets	2,524	21,353
Total assets	$590,103	$631,041
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,046	$11,340
Accrued expenses and other current liabilities	33,932	33,623
Deferred tax liabilities	18,288	19,586
Deferred revenue	71,109	78,805
Total current liabilities	133,375	143,354
Deferred revenue, less current portion	14,802	15,966
Other liabilities	1,660	2,361
Total liabilities	149,837	161,681
Commitments and contingencies (Note 8)
Stockholders’ equity
Common Stock, $0.0001 par value. Authorized 500,000 shares; 85,946 and 89,177 shares issued, and 83,605 and 86,303 shares outstanding at December 31, 2011 and September 30, 2012, respectively	10	10
Additional paid-in capital	528,032	559,679
Accumulated other comprehensive income	59	35
Treasury stock at cost, 2,342 and 2,874 shares at December 31, 2011 and September 30, 2012, respectively	(17,064)	(21,020)
Accumulated deficit	(70,771)	(69,344)
Total stockholders’ equity	440,266	469,360
Total liabilities and stockholders’ equity	$590,103	$631,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Revenue	$81,473	$98,147	$240,451	$277,436
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	40,109	46,524	115,632	132,153
Sales and marketing	9,200	11,625	28,069	33,678
Product development	9,791	10,278	28,684	30,989
General and administrative	14,837	15,705	45,648	46,854
Amortization of intangible assets	10,828	9,501	30,781	31,216
Total operating expenses	84,765	93,633	248,814	274,890
Income (loss) from operations	(3,292)	4,514	(8,363)	2,546
Other income (expense):
Interest income	5	9	52	34
Interest expense	(385)	(155)	(710)	(465)
Other income (expense), net	(79)	(13)	(338)	(77)
Total other expense	(459)	(159)	(996)	(508)
Income (loss) before income taxes	(3,751)	4,355	(9,359)	2,038
Income tax (expense)/benefit	(394)	(1,180)	(2,739)	(611)
Net income (loss)	(4,145)	3,175	(12,098)	1,427
Cumulative preferred stock dividends	—	—	(2,477)	—
Net income (loss) attributable to common stockholders	$(4,145)	$3,175	$(14,575)	$1,427

Net income (loss) per share - basic	$(0.05)	$0.04	$(0.19)	$0.02
Net income (loss) per share - diluted	$(0.05)	$0.04	$(0.19)	$0.02

Weighted average number of shares - basic	83,934	85,182	77,001	84,020
Weighted average number of shares - diluted	83,934	88,751	77,001	86,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Net income/(loss)	$(4,145)	$3,175	(12,098)	1,427
Other comprehensive income/(loss)
Foreign currency translation adjustment	(23)	(3)	(31)	(24)
Other comprehensive income/(loss)	(23)	(3)	(31)	(24)
Comprehensive income/(loss)	$(4,168)	$3,172	$(12,129)	$1,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Common stock		Additional paid-in capital amount	Treasury Stock	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	83,605	$10	$528,032	$(17,064)	$59	$(70,771)	$440,266
Issuance of stock under employee stock awards, net	3,230	—	10,159	—	—	—	10,159
Stock option windfall tax benefits	—	—	(74)	—	—	—	(74)
Repurchases of common stock to be held in treasury	(532)	—	—	(3,956)	—	—	(3,956)
Stock-based compensation expense	—	—	21,562	—	—	—	21,562
Foreign currency translation adjustment	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	—	1,427	1,427
Balance at September 30, 2012	86,303	$10	$559,679	$(21,020)	$35	$(69,344)	$469,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
 (unaudited)

	Nine months ended September 30,
	2011	2012
Cash flows from operating activities
Net (loss) income	$(12,098)	$1,427
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	46,673	45,839
Deferred income taxes	2,039	1,086
Stock-based compensation	21,989	23,986
Windfall tax benefit from exercises of stock options	(120)	(14)
Other	444	(488)
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(4,910)	(8,479)
Prepaid expenses and other current assets	(360)	(1,270)
Deferred registration costs	(5,635)	(8,354)
Deposits with registries	(689)	678
Other assets	450	35
Accounts payable	(472)	1,071
Accrued expenses and other liabilities	4,597	569
Deferred revenue	6,217	8,860
Net cash provided by operating activities	58,125	64,946
Cash flows from investing activities
Purchases of property and equipment	(14,024)	(12,425)
Purchases of intangible assets	(43,989)	(8,590)
Payments for gTLD applications	—	(18,202)
Cash paid for acquisitions, net of cash acquired	(30,972)	(1,280)
Other	—	(855)
Net cash used in investing activities	(88,985)	(41,352)
Cash flows from financing activities
Principal payments on capital lease obligations	(391)	(394)
Proceeds from issuances of common stock (net of issuance costs of $3,192)	78,625	—
Proceeds from exercises of stock options and contributions to ESPP	4,357	11,016
Windfall tax benefit from exercises of stock options	120	14
Repurchases of common stock	(3,728)	(3,956)
Issuance costs related to debt and equity financings	(915)	(30)
Payments of withholding tax on net exercise of stock-based awards	(361)	(3,345)
Net cash provided by financing activities	77,707	3,305
Effect of foreign currency on cash and cash equivalents	(31)	(18)
Change in cash and cash equivalents	46,816	26,881
Cash and cash equivalents, beginning of period	32,338	86,035
Cash and cash equivalents, end of period	$79,154	$112,916

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

Content & Media

The Company’s Content & Media service offering is engaged in creating long-lived media content, primarily consisting of text articles and videos, and delivering it along with social media and monetization tools to the Company’s owned and operated websites and mobile applications and to its network of customer websites and their mobile applications. Content & Media services are delivered through the Company’s Content & Media platform, which includes its content creation studio, social media applications and a system of monetization tools designed to match content with advertisements in a manner that is optimized for revenue yield and end-user experience.

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

Basis of Preparation

The accompanying interim consolidated balance sheet as of September 30, 2012, the consolidated statements of operations and statements of comprehensive income for the three and nine month periods ended September 30, 2011 and 2012, the consolidated statements of cash flows for the nine month periods ended September 30, 2011 and 2012 and the consolidated statement of stockholders’ equity (deficit) for the nine month period ended September 30, 2012 are unaudited.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s statement of financial position as of September 30, 2012 and its results of operations for the three and nine month periods ended September 30, 2011 and 2012 and its cash flows for the nine month periods ended September 30, 2011 and 2012. The results for the three and nine month periods ended

September 30, 2012 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the three and nine months ended September 30, 2011 and 2012, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Service Costs

Service costs consist primarily of fees paid to registries and ICANN associated with domain registrations, advertising revenue recognized by the Company and shared with its customers or partners as a result of its revenue-sharing arrangements, such as traffic acquisition costs, Internet connection and co-location charges and other platform operating expenses associated with the Company’s owned and operated and customer websites, including depreciation of the systems and hardware used to build and operate the Company’s Content & Media platform and Registrar, personnel costs relating to in-house editorial, customer service, information technology and certain content production costs such as our multi-channel video deal with YouTube.

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

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through September 30, 2012, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to enhance our content product offerings. In 2012 to date, such changes included improving our content creation process to enhance quality, diversifying our content investment into video, long-form content, images and diagrams, publishing content directed at international markets and in languages other than English as well as increasing and expanding distribution of our content to our network of customer websites.
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

Intangibles—Undeveloped Websites

The Company capitalizes costs incurred to acquire and to initially register its owned and operated undeveloped websites (i.e. Uniform Resource Locators). The Company amortizes these costs over the expected useful life of the underlying undeveloped websites on a straight-line basis. The expected useful life of an undeveloped website ranges from 12 months to 84 months. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience with undeveloped websites of similar quality and value.

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

Business acquisitions and supplemental pro forma information

The Company did not complete any business acquisitions in the nine months ended September 30, 2012.

Supplemental information on an unaudited pro forma basis, as if the four acquisitions completed in 2011 had been consummated as of January 1, 2011 is as follows:

	Three months ended September 30,	Nine months ended September 30,
	2011	2011
	(unaudited)
Revenue	$82,198	$244,710
Net loss	(4,484)	(14,185)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects amortization of intangible assets as result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

Other Long-Term Assets

The Internet Corporation for Assigned Names and Numbers, or ICANN, has approved a framework for the significant expansion of the number of generic Top Level Domains ("gTLDs"), which is expected to result in the delegation of new gTLDs commencing in 2013 ("New gTLD Program").  During the nine months ended September 30, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. The Company capitalizes the costs incurred to pursue the acquisition of gTLD operator rights that are determined to embody probable economic benefit.  Capitalized payments for gTLD applications are included in long-term other assets during the application process. While there can be no assurance that the Company will be awarded any gTLDs, capitalized payments will be reclassified as finite lived intangible assets following the delegation of operator rights for each gTLD by ICANN. Payments for gTLD applications primarily represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights. The Company may receive partial cash refunds for certain gTLD applications, and to the extent the Company elects to sell or dispose of its interest in certain gTLD applications throughout the process, it may also incur gains or losses on amounts invested. Gains on the sale of the Company's interest in gTLD applications will be recognized when realized, while losses will be recognized when deemed probable. Other costs incurred by the Company as part of its gTLD initiative not directly attributable to the acquisition of gTLD operator rights are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the gTLD operator rights acquired commencing the date that each asset is available for its intended use, which is expected to occur following commencement of delegation by ICANN in 2013.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities.  The Company’s investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2011 and nine month period ended September 30, 2012, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$54,701	$15,447	$—	$70,148
Total assets at fair value	$54,701	$15,447	$—	$70,148
___________________________________
(1)Comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

September 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$29,126	$7,939	$—	$37,065
Total assets at fair value	$29,126	$7,939	$—	$37,065
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

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	September 30, 2012
Computers and other related equipment	$33,680	$40,016
Purchased and internally developed software	45,074	52,616
Furniture and fixtures	2,380	2,610
Leasehold improvements	3,368	3,415
	84,502	98,657
Less accumulated depreciation	(51,876)	(64,917)
Property and equipment, net	$32,626	$33,740

Depreciation and software amortization expense by classification for the three and nine months ended September 30, 2011 and 2012 is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Service costs	$4,112	$3,587	$12,305	$10,789
Sales and marketing	109	105	296	345
Product development	399	234	1,158	787
General and administrative	683	906	2,133	2,703
Total depreciation	$5,303	$4,832	$15,892	$14,624

4.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$43,343	$(35,674)	$7,669	3.8
Customer relationships	27,325	(20,257)	7,068	5.8
Media content	130,981	(56,847)	74,134	5.1
Technology	38,694	(24,055)	14,639	5.8
Non-compete agreements	14,806	(14,513)	293	3.3
Trade names	11,294	(4,652)	6,642	14.5
Content publisher relationships	2,092	(1,233)	859	5.0
	$268,535	$(157,231)	$111,304	5.3

	September 30, 2012
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$44,198	$(39,623)	$4,575	3.6
Customer relationships	27,325	(22,465)	4,860	5.8
Media content	133,935	(72,776)	61,159	5.1
Technology	38,694	(27,430)	11,264	5.8
Non-compete agreements	14,806	(14,645)	161	3.3
Trade names	11,294	(5,417)	5,877	14.5
Content publisher relationships	2,092	(1,411)	681	5.0
	$272,344	$(183,767)	$88,577	5.3

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing the date that the asset is available for its intended use.

Amortization expense by classification for the three and nine months ended September 30, 2011 and 2012 is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Service costs	$8,825	$7,556	$24,372	$25,261
Sales and marketing	755	641	2,345	2,004
Product development	995	1,068	3,275	3,204
General and administrative	253	236	789	747
Total amortization	$10,828	$9,501	$30,781	$31,216

5.	Goodwill

The following table presents the changes in the Company’s goodwill balance:

Balance at December 31, 2010	$224,920
Goodwill arising from acquisitions	31,140
Balance at December 31, 2011	256,060
Other	(23)
Balance at September 30, 2012	$256,037

Goodwill in 2011 arose from four acquisitions completed in that year. The movement in 2012 relates to revisions to the preliminary purchase price allocation in respect of acquisitions in the second half of 2011. There were no business acquisitions during the nine months ended September 30, 2012.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2011 and indicated that the fair value of each of its three reporting units significantly exceeded the carrying amount of the respective reporting unit's book value of goodwill at that time.

6.	Other Assets

Other long term assets consisted of the following:

	December 31, 2011	September 30, 2012
Payments for gTLD applications	$—	$18,202
Other	2,524	3,151
Other assets	$2,524	$21,353

During the nine months ended September 30, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. as described in Note 8 - Commitments and Contingencies.

Other assets also includes $855 of restricted cash comprising a collateralized letter of credit connected with the Company's applications under the New gTLD Program. The restrictions require the cash to be maintained in a bank account for a minimum of five years from the delegation of the gTLDs.

7.	Other Balance Sheets Items

Accounts receivable consisted of the following:

	December 31, 2011	September 30, 2012
Accounts receivable—trade	$29,695	$36,748
Receivables from registries	2,970	4,370
Accounts receivable, net	$32,665	$41,118

Accrued expenses and other liabilities consisted of the following:

	December 31, 2011	September 30, 2012
Accrued payroll and related items	$10,562	$10,328
Domain owners’ royalties payable	1,336	1,544
Commissions payable	2,894	3,051
Customer deposits	7,898	6,107
Other	11,242	12,593
Accrued expenses and other liabilities	$33,932	$33,623

8.	Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancellable operating and capital leases. The Company’s leases expire between October 2012 and July 2024.

In 2012, the Company entered into two eleven year lease commitments to replace its existing corporate headquarter space in Santa Monica, California that commence in 2013 with an average expense of approximately $2,000 and $800, respectively, per annum over the life of each lease. The leases expire in 2024, and the Company has an early termination option after six years on each lease.

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

Domain Name Agreement

In April 2011, the Company entered into an agreement to provide domain name registration services and manage certain domain names owned and operated by a customer over a 27 month term (the "Domain Agreement").  In conjunction with the Domain Agreement, the Company committed to purchase at least $175 of expired domain names every calendar quarter or a total of $1,575 over the term of the agreement.  The contract can be terminated by either the Company or the counter party providing notice at least 60 days prior to the end of each annual renewal period.

The aggregate value of expired domain names purchased by the Company from inception through September 30, 2012 was $1,313.

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

During the nine months ended September 30, 2012, the Company recorded an income tax expense of $611 compared to an expense of $2,739 during the same period in 2011, representing a decrease of $2,128. The decrease was primarily due to a benefit from the change in California apportionment methodology during the quarter ended March 31, 2012 which reduced the Company's effective state tax rate compared to the prior period. In addition, the company settled various international tax matters concerning certain tax filings in 2008, 2009, and 2010 that provided an additional tax benefit during the quarter ended June 30, 2012 of approximately $300.

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
The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant.  No uncertain income tax positions were recorded during the nine months ended September 30, 2011 or 2012 other than the acquired uncertain tax position, and the Company does not expect its uncertain tax position to change materially during the next twelve months. The Company files a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since the Company's incorporation remain subject to examination by the IRS and various state authorities.
10. Related Party Transactions

The Company’s Chairman and Chief Executive Officer and certain members of the board of directors are on the board of directors of The FRS Company (“FRS”). The Company recognized approximately $533 and $30 in revenue from FRS for advertising and creative services during the nine months ended September 30, 2011 and 2012, respectively. As of December 31, 2011 and September 30, 2012, the Company’s receivable balance due from FRS was $45 and $0, respectively.  The creative services agreement was terminated by the parties effective May 31, 2011.

11. Share-based Compensation Plans and Awards

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair values of the employee stock options granted in the periods presented:

	Nine months ended
	September 30,
	2011	2012
Expected life (in years)	5.50	NA
Risk-free interest rate	1.97%	NA
Expected volatility	56%	NA
Expected dividend yield	—%	NA
Weighted-average estimated fair value of options granted during the period	$16.64	—

The Company did not grant any stock options to employees during the nine months ended September 30, 2012.

Stock Options

Stock option activity (in thousands, except term, exercise price and per share data) for the nine months ended September 30, 2012 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	16,654	$13.21	7.53	$17,480
Options granted	—	$—	—	—
Options exercised	(2,288)	$3.86	—	—
Options forfeited or canceled	(997)	$12.77	—	—
Outstanding at September 30, 2012	13,369	$14.84	6.51	$30,409
Exercisable at September 30, 2012	6,990	$7.63	5.30	$27,425
Vested and expected to vest after September 30, 2012	11,967	$13.86	6.36	$29,807

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $10.87 of the Company’s common stock on September 30, 2012 for all awards where that stock price exceeds the exercise price.  Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information concerning outstanding and exercisable options at September 30, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - 3.60	1,896	2.81	$2.25	1,811	$2.21
$3.61 - 7.20	1,205	5.11	$5.17	1,061	$5.06
$7.21 - 10.80	4,061	6.78	$9.09	3,291	$9.17
$10.81 - 14.40	220	6.78	$13.18	113	$13.12
$14.41 - 18.00	2,490	7.55	$17.52	695	$17.12
$18.01 - 21.60	47	8.37	$21.42	19	$21.41
$21.61 - 25.20	1,150	7.84	$24.00	—	$—
$28.81 - 32.40	1,150	7.84	$30.00	—	$—
$32.41 - 36.00	1,150	7.84	$36.00	—	$—
	13,369	6.51	$14.84	6,990	$7.63

The total grant date fair value of stock options vested during the nine months ended September 30, 2011 and 2012 was $16,339 and $5,387, respectively.  The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2011 and 2012 was $14,291 and $12,904 respectively.

As of September 30, 2012, there was $22,974 of unrecognized stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 3.0 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

Restricted stock units

The following table summarizes the activity of RSUs and other restricted shares for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2011	3,606	$12.19
Granted	2,789	7.55
Vested	(1,257)	10.83
Forfeited	(699)	10.99
Unvested at September 30, 2012	4,439	$9.75

As of September 30, 2012, there was approximately $35,646 of unrecognized compensation cost related to employee non-vested RSUs and restricted shares.  The amount is expected to be recognized over a weighted average period of 2.6 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

Included in the above is $423 of expense related to the issuance of 50 shares of common stock to a consultant during the nine months ended September 30, 2012 upon the fulfillment of certain performance conditions in that period. No additional stock is expected to be issued under this agreement.

Employee Stock Purchase Plan

In May 2011, the Company commenced its first offering under the Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase a limited amount of the Company's common stock at a 15%

discount to the market price through payroll deductions. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for up to four concurrent offering periods of twenty-four, eighteen, twelve and six-month durations, which correspondingly have four, three, two and one, six-month purchase periods, respectively.  A maximum of one thousand two hundred fifty shares of common stock may be purchased by each participant at six-month intervals during each purchase period within an offering. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized over the life of the 24-month offering period of the ESPP. The Black-Scholes model included an assumption for expected volatility of between 34% and 43% for each of the four purchase periods. During the three and nine months ended September 30, 2012, the Company recognized an expense of $455 and $1,395, respectively, in relation to the ESPP and there were 9,535 shares of common stock remaining authorized for issuance under the ESPP at September 30, 2012. As of September 30, 2012, there was approximately $2,400 of unrecognized compensation cost related to the ESPP which is expected to be recognized on a straight-line basis over the remainder of the offering period.

LIVESTRONG.com Warrants

In January 2008, the Company entered into a license agreement with the LIVESTRONG Foundation, Inc. (the “License Agreement”). The LIVESTRONG Foundation (“LF”) is a non-profit organization dedicated to uniting people to fight cancer.  In consideration for the License Agreement, the Company issued warrants to purchase an aggregate of 312 shares of the Company's common stock at an exercise price of $12.00 per share to the LF (the “LF Warrant”). The LF Warrant was automatically net exercised upon the closing date of the Company's IPO and as a result the Company issued 184 shares of common stock to LF in January 2011.

BEI Warrant

In June 2010, the Company entered into a website development, endorsement and license agreement with Bankable Enterprises, Inc. (“BEI”) (the “BEI Agreement”). BEI is wholly owned by Tyra Banks (“Ms. Banks”), a business woman and celebrity.

Under the terms of the BEI Agreement, which commenced on July 1, 2010 and ends on July 1, 2014, Ms. Banks provides certain services and endorsement rights to the Company, and licenses to the Company certain intellectual property. The Company used this intellectual property to build an owned and operated website on beauty and fashion, typeF.com, which was launched during the three months ended March 31, 2011. As consideration for Ms. Banks’ services, the Company issued a fully-vested four-year warrant to purchase 375 shares of the Company’s common stock at an exercise price of $12.00 per share. Effective October 2012, the BEI Agreement was terminated and the Company agreed to release BEI and Ms. Banks from future services and obligations in exchange for Ms. Banks surrendering the warrants in full.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Stock-based compensation included in
Service costs	$757	$672	$1,341	$2,141
Sales and marketing	1,405	1,400	3,441	4,521
Product development	1,403	1,396	3,649	5,169
General and administrative	4,190	4,578	13,671	12,155
Total stock-based compensation included in net loss	$7,755	$8,046	$22,102	$23,986

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

12. Stockholders' Equity

Stock Repurchases

Under the February 8, 2012 stock repurchase plan, as amended, the Company is authorized to repurchase up to $50,000 of its common stock from time to time. During the nine months ended September 30, 2012, the Company repurchased 532 shares at an average price of $7.43 per share for an aggregate amount of $3,956. As of September 30, 2012, approximately $28,980 of the stock repurchase authorization remained. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.
Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2012, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.
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

Revenue derived from the Company’s Content & Media and Registrar Services is as follows

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Content & Media revenue
Owned & operated	$38,298	$45,377	$117,917	$129,715
Network	12,446	18,759	34,501	48,051
Total Content & Media revenue	50,744	64,136	152,418	177,766
Registrar revenue	30,729	34,011	88,033	99,670
Total Revenue	$81,473	$98,147	$240,451	$277,436

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Numerator:
Net income (loss)	$(4,145)	$3,175	$(12,098)	$1,427
Cumulative preferred stock dividends	—	—	(2,477)	—
Net income (loss) attributable to common stockholders	$(4,145)	$3,175	$(14,575)	$1,427
Denominator:
Weighted average common shares outstanding	84,348	85,458	77,465	84,430
Weighted average unvested restricted stock awards	(414)	(276)	(464)	(410)
Weighted average common shares outstanding—basic	83,934	85,182	77,001	84,020
Dilutive effect of stock options, warrants and ESPP	—	3,569	—	2,875
Weighted average common shares outstanding—diluted	83,934	88,751	77,001	86,895
Net income (loss) per share—basic	$(0.05)	$0.04	$(0.19)	$0.02
Net income (loss) per share—diluted	$(0.05)	$0.04	$(0.19)	$0.02

As of each period end, the following common equivalent shares were excluded from the calculation of the Company’s diluted net income (loss) per share in for the period shown as their inclusion would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Stock options	11,501	6,400	6,831	10,186
Unvested RSUs	2,234	1,198	1,812	1,559
Common Stock Warrants	375	375	375	375
ESPP shares	1,601	827	1,601	827

15. Subsequent Events

Effective October 2012, the BEI Agreement was terminated and the Company agreed to release BEI and Ms. Banks from future services and obligations in exchange for Ms. Banks surrendering the warrants in full as detailed in Note 11 - Share-based Compensation.

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

Overview

We are a leader in an Internet-based model for the professional creation and distribution of high-quality, commercially valuable, long-lived content at scale. Our business is comprised of two distinct and complementary service offerings: Content & Media and Registrar. Our Content & Media offering is engaged in creating media content, primarily consisting of text articles and videos, and delivering it along with our social media and monetization tools to our owned and operated websites and mobile applications and to our network of customer websites and their mobile applications. Our Content & Media service offering also includes a portfolio of websites primarily containing advertising listings, which we refer to as undeveloped websites. Our Registrar is the world’s largest wholesale registrar of Internet domain names and the world’s second largest registrar overall, based on the number of names under management, and provides domain name registration and related value-added services.

Our principal operations and decision-making functions are located in the United States. We report our financial results as one operating segment, with two distinct service offerings. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Together, our service offerings provide us with proprietary data that facilitate the creation of commercially valuable, long-lived content, which we combine with broad distribution and targeted monetization capabilities. We currently generate the vast majority of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and licensing and sales of select content and service offerings. Substantially all of our Registrar revenue is derived from domain name registration and related value-added service subscriptions. Our chief operating decision maker regularly reviews revenue for each of our Content & Media and Registrar service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Content & Media and Registrar revenue separately.

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

For the nine months ended September 30, 2011 and 2012, we reported revenue of $240.5 million and $277.4 million, respectively.  For the nine months ended September 30, 2011 and 2012, our Content & Media offering accounted for 63% and 64% of our total revenue, respectively, and our Registrar service accounted for 37% and 36% of our total revenue, respectively.

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

Content & Media Metrics

• page views:  We define page views as the total number of web pages viewed across (1) our owned and operated websites and/or (2) our network of customer websites, to the extent that the viewed web pages of our customers host the Company's monetization, social media and/or content services. Page views are primarily tracked through internal systems, such as our Omniture web analytics tool, contain estimates for our customer websites using our social media tools and may use data compiled from certain customer websites. We periodically review and refine our methodology for monitoring, gathering, and counting page views in an ongoing effort to improve the accuracy of our measure.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
	2011	2012	% Change	2011	2012	% Change
Content & Media Metrics (1)
Owned & operated
Page views (in millions)	2,527	3,363	33%	7,682	9,838	28%
RPM	$15.16	$13.49	(11)%	$15.35	$13.19	(14)%
Network of customer websites
Page views (in millions)	5,046	4,965	(2)%	12,501	14,459	16%
RPM	$2.47	$3.78	53%	$2.76	$3.32	20%
RPM ex-TAC	$1.80	$2.70	50%	$2.01	$2.42	20%
Registrar Metrics (1)
End of Period # of Domains (2) (in millions)	12.2	13.7	12%	12.2	13.7	12%
Average Revenue per Domain (2)	$10.20	$9.99	(2)%	$10.12	$10.08	—%
 ___________________________________

(1)
For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

(2)
Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, average revenue per domain during the three and nine months ended September 30, 2012 would have increased 1% compared to the corresponding prior-year periods.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising where an advertiser pays when the advertising is displayed. For the nine months ended September 30, 2012, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the nine months ended September 30, 2012, approximately 36% of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

Our recent growth in Content & Media revenue has principally come from growth in page views due to an increase in the number of visitors to our existing content, the publishing of our content on our network of content partners, as well as traffic growth from mobile devices such as tablets and smartphones. While RPMs on mobile page views are currently lower than those on desktop, they have been rapidly increasing and provide an opportunity for further future revenue growth. We also believe that there are opportunities to grow our revenue and our page views by creating and publishing more content in a greater variety of formats on our owned and operated sites as well as by increasing our distribution to and expanding our network of customer websites. For example, we launched our premium multi-channel YouTube initiative in December 2011, and we are growing the number of third-party customers with which we have arrangements to distribute and license our content on their websites.

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

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to enhance our content product offerings. In 2012 to date, such changes include imposing more stringent criteria for the admission of contributors to our studio, increasing our investment in video, long-form content and images, publishing content directed at international markets and in languages other than English, as well as increasing and expanding distribution of our content to our network of customer websites. In the near term, we continue to anticipate increased expenditures in new content formats designed to further diversify our content offering and an overall reduction in the volume of shorter-form text articles published on eHow.com. These changes to our content creation platform could increase our per unit content creation costs, including costs associated with our community of creative professionals, potentially resulting in higher service costs as a percentage of revenue if the changes are unsuccessful in generating additional revenue. As we make and assess the impact of such improvements to our content creation and distribution platform, we have reduced the level of our overall investment in media content in 2012 when compared to 2010 and 2011. However, based on our assessment of the results to date, we have begun and expect to continue to increase our investment in media content during and after the fourth quarter of 2012.

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
The growth in our Registrar revenue is dependent upon our ability to attract and retain customers to our Registrar platform through competitive pricing on domain registrations and value added services.  Beginning in the first quarter of 2010 and extending through the first quarter of 2011, we added several customers with large volumes of domains to our Registrar platform.  This resulted in fluctuations in our average revenue per domain over these periods, from which we only recognized revenue on a portion of these domain names while deferring revenue recognition on the remainder.   Beginning July 1, 2011, we adjusted the number of net new domains to include only new registered domains added to our platform for which we have recognized revenue.  Excluding the impact of this change, average revenue per domain during both the three and nine month period ended September 30, 2012 would have increased 1%, each compared to the corresponding prior-year period.  In the near term, we anticipate our average revenue per domain to continue to fluctuate as a result of the large volume customers added in recent periods and certain registry price increases in early 2012.  Due in part to the higher mix of large, higher volume customers in 2012 as compared to 2011, we also expect that the associated service costs as a percentage of revenue will increase when compared to our historical results.

The Internet Corporation for Assigned Names and Numbers, or ICANN, has approved a framework for the significant expansion of the number of generic Top Level Domain ("gTLDs"), which is expected to result in the delegation on new gTLDs commencing in 2013 ("the New gTLD Program"). We believe that such expansion, once completed, could result in an increase in the number of domains registered on our platform commencing in 2013.  In addition, we believe that the New gTLD Program could also provide us with new revenue opportunities commencing in 2013, which include operating the back-end infrastructure for new gTLD registries and/or owning one or more gTLDs in our own right.

During the nine months ended September 30, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and third parties in the pursuit of the Company's ownership in certain gTLD operator rights. While there can be no assurance that the Company will be awarded any gTLDs, the Company capitalizes payments made for gTLD applications that are determined to embody probable economic benefit, which are included in other long-term assets at September 30, 2012. During the remainder of 2012 and in 2013 as part of the New gTLD Program, the Company may receive partial cash refunds for certain gTLD applications, and to the extent the Company elects to sell or dispose of certain gTLD applications throughout the process, it may also incur gains or losses on amounts invested. Gains on the sale of the Company's interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which the Company expects to commence in 2013, gTLD application fees will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life. Other costs incurred by the Company as part of its gTLD initiative and not directly attributable to the acquisition of gTLD operator rights rights are expensed as incurred.

We expect to incur up to $3 million of formation expenses related to the New gTLD Program in 2012 and the amount of our investment at the completion of the New gTLD Program could be substantially higher or lower than the $18.2 million invested to date. Revenue is not expected to commence until 2013 at the earliest.

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

For the nine months ended September 30, 2012, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is an opportunity in the longer term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. We plan to further expand our operations internationally to address this opportunity by launching new websites and expanding our existing web properties eHow en Español and eHow Brasil. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

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

 Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our Content & Media service, including expenses required to support the expansion of our direct advertising sales force. We currently anticipate that our sales and marketing expenses will continue to increase in the near term as a percent of revenue as we continue to build our sales and marketing organizations and invest in marketing activities to support the growth of our business.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the nine months ended September 30, 2011 and 2012, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, our allowance for doubtful accounts may increase, which may lead to increased bad debt expense. As we continue to expand our business, we anticipate general and administrative expenses will increase in the near term but at a lesser rate than our projected revenue growth.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models show embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of September 30, 2012. We estimate our capitalized content to have a weighted average useful life of 5.1 years as of September 30, 2012. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to decrease in the near term as we intend to reduce our investment in content intangible assets as compared to the prior year.  Amortization as percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

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

As of September 30, 2012, we had approximately $58.6 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 2.8 years.  In addition we also had approximately $2.4 million of unrecognized compensation expense related to our Employee Stock Purchase Plan that we expect to recognize on a straight-line basis through the second quarter of 2013. Stock-based compensation expense is expected to increase in 2012 compared to 2011 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our revolving credit facility. As of September 30, 2012 no principal balance was outstanding under the revolving credit facility.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Revenue	$81,473	$98,147	$240,451	$277,436
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	40,109	46,524	115,632	132,153
Sales and marketing	9,200	11,625	28,069	33,678
Product development	9,791	10,278	28,684	30,989
General and administrative	14,837	15,705	45,648	46,854
Amortization of intangible assets	10,828	9,501	30,781	31,216
Total operating expenses	84,765	93,633	248,814	274,890
Income (loss) from operations	(3,292)	4,514	(8,363)	2,546
Other income (expense)
Interest income	5	9	52	34
Interest expense	(385)	(155)	(710)	(465)
Other income (expense), net	(79)	(13)	(338)	(77)
Total other expense	(459)	(159)	(996)	(508)
Income (loss) before income taxes	(3,751)	4,355	(9,359)	2,038
Income tax (expense)/benefit	(394)	(1,180)	(2,739)	(611)
Net income (loss)	(4,145)	3,175	(12,098)	1,427
Cumulative preferred stock dividends	—	—	(2,477)	—
Net income (loss) attributable to common shareholders	$(4,145)	$3,175	$(14,575)	$1,427

(1)	Depreciation expense included in the above line items:

Service costs	$4,112	$3,587	$12,305	$10,789
Sales and marketing	109	105	296	345
Product development	399	234	1,158	787
General and administrative	683	906	2,133	2,703
Total depreciation expense	$5,303	$4,832	$15,892	$14,624

(2)	Stock-based compensation included in the above line items:

Service costs	$757	$672	$1,341	$2,141
Sales and marketing	1,405	1,400	3,441	4,521
Product development	1,403	1,396	3,649	5,169
General and administrative	4,190	4,578	13,671	12,155
Total stock-based compensation	$7,755	$8,046	$22,102	$23,986

As a percentage of revenue:

	Three Months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:	—	—	—	—
Service costs (exclusive of amortization of intangible assets)	49.2%	47.4%	48.1%	47.6%
Sales and marketing	11.3%	11.8%	11.7%	12.1%
Product development	12.0%	10.5%	11.9%	11.2%
General and administrative	18.2%	16.0%	19.0%	16.9%
Amortization of intangible assets	13.3%	9.7%	12.8%	11.3%
Total operating expenses	104.0%	95.4%	103.5%	99.1%
Income (loss) from operations	(4.0)%	4.6%	(3.5)%	0.9%
Other income (expense)	—		—	—
Interest income	—%	—%	—%	—%
Interest expense	(0.5)%	(0.2)%	(0.3)%	(0.2)%
Other income (expense), net	(0.1)%	—%	(0.1)%	—%
Total other expense	(0.6)%	(0.2)%	(0.4)%	(0.2)%
Income (loss) before income taxes	(4.6)%	4.4%	(3.9)%	0.7%
Income tax (expense)/benefit	(0.5)%	(1.2)%	(1.1)%	(0.2)%
Net income (loss)	(5.1)%	3.2%	(5.0)%	0.5%

Revenue

Revenue by service line were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(In thousands)			(In thousands)
Content & Media:
Owned and operated websites	$38,298	$45,377	18%	$117,917	$129,715	10%
Network of customer websites	12,446	18,759	51%	34,501	48,051	39%
Total Content & Media	50,744	64,136	26%	152,418	177,766	17%
Registrar	30,729	34,011	11%	88,033	99,670	13%
Total revenue	$81,473	$98,147	20%	$240,451	$277,436	15%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites increased by $7.1 million, or 18%, to $45.4 million for the three months ended September 30, 2012, as compared to $38.3 million for the same period in 2011. The increase was primarily due to an increase in page views partially offset by a decrease in RPMs. Page views on our owned and operated websites increased by 33%, from 2,527 million page views in the three months ended September 30, 2011 to 3,363 million page views in the three months ended September 30, 2012 primarily due to strong traffic growth on eHow.com and LIVESTRONG.COM. RPMs on our owned and operated websites decreased by 11%, from $15.16 in the three months ended September 30, 2011 to $13.49 in the three months ended September 30, 2012 primarily due to page view growth from lower RPM properties and traffic sources, including growth in mobile traffic.

Content & Media revenue from our owned and operated websites increased by $11.8 million, or 10%, to $129.7 million for the nine months ended September 30, 2012, as compared to $117.9 million for the same period in 2011. The increase was primarily due to an increase in page views partially offset by a decrease in RPMs. Page views on our owned and operated websites increased by 28%, from 7,682 million page views in the nine months ended September 30, 2011 to 9,838 million page views in the nine months ended September 30, 2012. RPMs on our owned and operated websites decreased by 14%, from $15.35 in the nine months ended September 30, 2011 to $13.19 in the nine months ended September 30, 2012 primarily due to page view growth from lower RPM properties and traffic sources, including growth in mobile traffic.

The page view increase included the impact of a website product enhancement we implemented in the second quarter of 2011 with respect to the presentation of image-rich content on certain of the Company's owned and operated sites, which did not impact advertising impressions. Excluding the impact of such change, we estimate that during the nine months ended September 30, 2012, page views would have increased approximately 18% and RPMs would have decreased 6%, compared to the corresponding prior year period. The remaining increase in underlying page views was primarily due to strong traffic growth on eHow.com, LIVESTRONG.COM and Cracked.com as well as growth in mobile traffic.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended September 30, 2012 increased by $6.3 million, or 51%, to $18.8 million, as compared to $12.4 million in the same period in 2011. The increase was driven by revenue from our growing number of content partners, such as YouTube. Page views on our network of customer websites decreased by 81 million or (2)%, from 5,046 million page views in the three months ended September 30, 2011, to 4,965 million pages viewed in the three months ended September 30, 2012. The decline in page views was due primarily to a decrease in page views associated with our Pluck customer base partially offset by an increase in page views from our network of content partners as well as the acquisition of IndieClick in August 2011. RPMs increased 53% from $2.47 in the three months ended September 30, 2011 to $3.78 in the three months ended September 30, 2012. The increase in RPMs was primarily due to higher revenue from content partners, such as YouTube, partially offset by growth in IndieClick page views, which typically average lower RPMs.

Content & Media revenue from our network of customer websites for the nine months ended September 30, 2012 increased by $13.6 million, or 39%, to $48.1 million, as compared to $34.5 million in the same period in 2011. The increase driven by revenue from our growing number of content partners, such as YouTube as well as growth in overall page views. Page views on our network of customer websites increased by 1,958 million or 16%, from 12,501 million page views in the nine months ended September 30, 2011, to 14,459 million pages viewed in the nine months ended September 30, 2012. The increase in page views was due primarily to the acquisition of IndieClick in August 2011, which contributed 5.4 billion page views during the nine months ended September 30, 2012 and an increase in page views from our network of content partners which was partially offset by a decline in page views associated with our Pluck customer base. RPMs increased 20% from $2.76 in the nine months ended September 30, 2011 to $3.32 in the nine months ended September 30, 2012. The increase in RPMs was primarily due to higher revenue from content partners, such as YouTube, as well as a reduction in page views from our lower RPM Pluck customers, partially offset by growth in IndieClick page views, which typically average lower RPMs.

Registrar Revenue

Registrar revenue for the three months ended September 30, 2012 increased $3.3 million, or 11%, to $34.0 million compared to $30.7 million for the same period in 2011. The increase was largely due to an increased number of new domain registrations and domain renewal registrations in 2012 compared to 2011, partially offset by a decrease in our average revenue per domain. The number of domain registrations increased 1.5 million, or 12%, to 13.7 million during the three months ended September 30, 2012 as compared to 12.2 million in the same period in 2011 primarily due to the addition of large volume customers. Our average revenue per domain decreased slightly by $0.21, or 2%, to $9.99 during the three months ended September 30, 2012 from $10.20 in the same period in 2011. Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change average revenue per domain during the three months ended September 30, 2012 would have increased 1% compared to the corresponding prior-year period.

Registrar revenue for the nine months ended September 30, 2012 increased $11.6 million, or 13%, to $99.7 million compared to $88.0 million for the same period in 2011. The increase was primarily due to an increased number of new domain registrations and domain renewal registrations in 2012 compared to 2011. The number of domain registrations increased 1.5 million, or 12%, to 13.7 million during the nine months ended September 30, 2012 as compared to 12.2 million in the same period in 2011 primarily due to the addition of large volume customers. Our average revenue per domain decreased slightly by $0.04, to $10.08 during both the nine months ended September 30, 2012 compared to $10.12 in the same period in 2011. Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change average revenue per domain during the nine months ended September 30, 2012 would have increased 1% compared to the corresponding prior-year period.

Cost and Expenses

Operating costs and expenses were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(In thousands)			(In thousands)
Service costs (exclusive of amortization of intangible assets)	$40,109	$46,524	16%	$115,632	$132,153	14%
Sales and marketing	9,200	11,625	26%	28,069	33,678	20%
Product development	9,791	10,278	5%	28,684	30,989	8%
General and administrative	14,837	15,705	6%	45,648	46,854	3%
Amortization of intangible assets	10,828	9,501	(12)%	30,781	31,216	1%

Service Costs

Service costs for the three months ended September 30, 2012 increased by approximately $6.4 million, or 16%, to $46.5 million compared to $40.1 million in the same period in 2011. The increase was primarily due to a $3.8 million increase in domain registry fees and registrar costs associated with our growth in domain registrations and related revenue over the same period, a $2.0 million increase in TAC primarily due to the acquisition of IndieClick in August 2011, a $1.8 million increase in certain costs associated with the creation of new content formats and content published on our premium multi-channel YouTube initiative and a $0.3 million increase in related information technology expense to support growth in our business. These factors were partially offset by a $0.5 million decrease in depreciation expense of technology assets purchased in the prior and current periods required to manage our Internet traffic, data centers, advertising transactions, domain registrations and new products and services. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) decreased 180 basis points to 47.4% in the three months ended September 30, 2012 compared to 49.2% during the same period in 2011.

Service costs for the nine months ended September 30, 2012 increased by approximately $16.5 million, or 14%, to $132.2 million compared to $115.6 million in the same period in 2011. The increase was primarily due to a $11.0 million increase in domain registry fees and registrar costs associated with our growth in domain registrations and related revenue over the same period, a $3.7 million increase in TAC primarily due to the acquisition of IndieClick in August 2011, a $2.4 million increase in certain costs associated with the creation of new content formats and content published on our premium multi-channel YouTube initiative and a $1.0 million increase in related information technology expense to support growth in our business. These factors were partially offset by a $1.5 million decrease in depreciation expense of technology assets purchased in the prior and current periods required to manage our Internet traffic, data centers, advertising transactions, domain registrations and new products and services. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) decreased 50 basis points to 47.6% for the nine months ended September 30, 2012 from 48.1% during the same period in 2011.

Sales and Marketing

Sales and marketing expenses increased 26%, or $2.4 million, to $11.6 million for the three months ended September 30, 2012 from $9.2 million for the same period in 2011. The increase in expense was driven by increased personnel related costs, including stock-based compensation expense, of approximately $0.4 million due to the IndieClick acquisition in the second half of 2011 as well growth in our advertising sales teams, and an increase of approximately $2.0 million in marketing activities to support growth in our business. As a percentage of revenue, sales and marketing expense increased 50 basis points to 11.8% during the three months ended September 30, 2012 compared to 11.3% during the same period in 2011.

Sales and marketing expenses increased 20%, or $5.6 million, to $33.7 million for the nine months ended September 30, 2012 from $28.1 million for the same period in 2011. The increase in expense was driven by increased personnel related costs, including stock-based compensation expense, of approximately $3.1 million due to the IndieClick acquisition in the second half of 2011 as well growth in our advertising sales teams, and an increase of approximately $2.5 million in marketing activities to support growth in our business. As a percentage of revenue, sales and marketing expense increased 40 basis points to 12.1% during the nine months ended September 30, 2012 compared to 11.7% during the same period in 2011.

Product Development

Product development expenses increased by $0.5 million, or 5%, to $10.3 million during the three months ended September 30, 2012 compared to $9.8 million in the same period in 2011. The increase was largely due to approximately $0.7 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development. The remaining movement was largely attributable to a reduction in depreciation expense of approximately $0.2 million. As a percentage of revenue, product development expenses decreased 150 basis points to 10.5% during the three months ended September 30, 2012 compared to 12.0% during the same period in 2011.

Product development expenses increased by $2.3 million, or 8%, to $31.0 million during the nine months ended September 30, 2012 compared to $28.7 million in the same period in 2011. The increase was largely due to approximately $1.7 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development related to increased headcount to support growth in our business. The remaining increase was largely attributable to additional consulting and associated costs of $1.2 million, of which $0.4 million comprised stock-based compensation expense, incurred to develop existing and identify new innovative products to support the growth in our business, which was partially offset by a reduction in depreciation expense of approximately $0.4 million. As a percentage of revenue, product development expenses decreased 70 basis points to 11.2% during the nine months ended September 30, 2012 compared to 11.9% during the same period in 2011.

General and Administrative

General and administrative expenses increased by $0.9 million, or 6%, to $15.7 million during the three months ended September 30, 2012 compared to $14.8 million in the same period in 2011. The increase was primarily due to a $0.4 million increase in stock-based compensation following a one-time stock-based compensation expense of $0.7 million related to the departure of our former President and Chief Financial Officer in the period offset in part by a decrease of $0.4 million associated with underlying personnel costs. Additional factors included increases in legal, professional and consulting fees as well as depreciation expense to support the growth in our business. As a percentage of revenue, general and administrative costs decreased 220 basis points to 16.0% during the three months ended September 30, 2012 compared to 18.2% during the same period in 2011.

General and administrative expenses increased by $1.2 million, or 3%, to $46.9 million during the nine months ended September 30, 2012 compared to $45.6 million in the same period in 2011. The change was due primarily to a $1.0 million increase in professional and consulting fees, a $0.2 million increase in facilities and rent related expense for additional office space, and additional depreciation expense of $0.6 million, all to support the growth in our business. This increase was partially offset by a $1.0 million decrease in personnel related costs, including stock-based compensation expense. The $1.0 million decrease in our personnel related costs resulted because we incurred a one-time charge of $4.6 million in the first quarter of 2011 related to certain stock awards that vested on specified conditions attached to our IPO during that period, but the absence of this charge in 2012 was offset by incremental expense of approximately $3.6 million from additional headcount to support the growth of our business as well as a one-time stock-based compensation expense of $0.7 million related to the departure of our former President and Chief Financial Officer in the period. As a percentage of revenue, general and administrative costs decreased 210 basis points to 16.9% during the nine months ended September 30, 2012 compared to 19.0% during the same period in 2011.

Amortization of Intangibles

Amortization expense the three months ended September 30, 2012 decreased by $1.3 million, or 12%, to $9.5 million compared to $10.8 million in the same period in 2011. The reduction is primarily due to a decrease in the amortization of content assets as well as other intangible assets primarily acquired via acquisitions prior to 2010 that are now fully amortized, partially offset by additional amortization from intangible assets acquired in the last twelve months. As a percentage of revenue, amortization of intangible assets decreased 360 basis points to 9.7% during the three months ended September 30, 2012 compared to 13.3% during the same period in 2011 as the result of the increase in revenue.

Amortization expense for the nine months ended September 30, 2012 increased by $0.4 million, or 1%, to $31.2 million compared to $30.8 million in the same period in 2011. The increase was primarily due to $1.8 million of accelerated amortization expense resulting from our election to remove certain content assets from service in the first quarter of 2012 in conjunction with improvements to our content creation and distribution platform partially offset by a a decrease in the amortization of content assets, as well as other intangible assets primarily acquired via acquisitions prior to 2010, that are now fully amortized.  As a percentage of revenue, amortization of intangible assets decreased 150 basis points to 11.3% during the nine months ended September 30, 2012 compared to 12.8% during the same period in 2011 as the result of the increase in revenue and the factors listed above.

Interest Income

Interest income for the three and nine months ended September 30, 2012 did not change significantly compared to the same period in 2011.

Interest Expense

Interest expense for the three and nine months ended September 30, 2012 decreased by $0.2 million compared to the same period in 2011 primarily due to the write-off of unamortized debt issuance costs following the replacement of our prior credit facility during the three months ended September 30, 2011.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2012 did not change significantly compared to the same period in 2011.

Other income (expense), net for the nine months ended September 30, 2012 decreased by $0.3 million compared to the same period in 2011 primarily a result of certain preferred stock warrants that converted into common stock and were recorded at fair value in the quarter ending March 31, 2011 in conjunction with our IPO.

Income Tax Benefit (Expense)

During the three months ended September 30, 2012, we recorded an income tax expense of $1.2 million compared to an expense of $0.4 million during the same period in 2011, representing an increase of $0.8 million. The increase was primarily due to the occurrence of a one-time tax benefit in the three months ending September 30, 2011 related to an acquisition in that period.

During the nine months ended September 30, 2012, we recorded an income tax expense of $0.6 million compared to an expense of $2.7 million during the same period in 2011, representing an decrease of $2.1 million. The decrease was primarily due to the benefit of from the change in California apportionment methodology reported during the quarter ended March 31, 2012 and a foreign tax benefit of approximately $300 from the settlement of various tax issues concerning certain overseas tax filings for 2008, 2009, and 2010 that reduced our effective state tax rate compared to the prior period.

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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted EBITDA for each of the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$50,744	$64,136	$152,418	$177,766
Registrar revenue	30,729	34,011	88,033	99,670
Less: traffic acquisition costs (TAC)(1)	(3,381)	(5,350)	(9,384)	(13,109)
Total revenue ex-TAC	$78,092	$92,797	$231,067	$264,327

Net income (loss)	$(4,145)	$3,175	$(12,098)	$1,427
Add:
Income tax expense/(benefit)	394	1,180	2,739	611
Interest and other expense, net	459	159	996	508
Depreciation and amortization(2)	16,131	14,333	46,673	45,840
Stock-based compensation(3)	7,755	8,046	22,102	23,986
Acquisition and realignment costs(4)	1,058	20	1,828	132
gTLD expense(5)	—	707	—	1,589
Adjusted EBITDA	$21,652	$27,620	$62,240	$74,093

___________________________________

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

(2)
Amortization expense for the three and nine months ended September 30, 2012 includes $1.8 million of accelerated non-cash amortization expense associated with the removal of certain content intangible assets from service in that period.

(3)
Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations. Stock-based compensation expense for the nine months ended September 30, 2011 included $5.1 million of non-recurring expense related to awards granted to certain executive officers in prior years that vested in that period on the fulfillment of certain market and performance conditions attached to our IPO.

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

Liquidity and Capital Resources

As of September 30, 2012, our principal sources of liquidity were our cash and cash equivalents in the amount of $112.9 million, which primarily are invested in money market funds, and our $105 million revolving credit facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

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

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to enhance our content product offerings. In 2012 to date, such changes included increasing our investment in video, long-form content and images, publishing content directed at international markets and in languages other than English, as well as increasing and expanding distribution of our content to our network of customer websites. In the near term, we continue to anticipate increased expenditures in new content formats designed to further diversify our content offering and an overall reduction in the volume of shorter-form text articles published on eHow.com. As we make and assess the impact of such improvements to our content creation and distribution platform, we have reduced the level of our overall investment in media content in 2012 when compared to 2010 and 2011. However, based on our assessment of the results to date, we have begun and expect to continue to increase our investment in media content during and after the fourth quarter of 2012.

In connection with our gTLD initiative under the New gTLD Program, we also expect to incur up to $3 million of formation expenses in 2012 and have made $18.2 million of capital investment in gTLD applications in the nine months ended September 30, 2012. The net amount of capital investment incurred in our pursuit of gTLD operator rights could be substantially higher or lower as the New gTLD Program progresses.

Since our inception through September 30, 2012 we also used significant cash to make strategic acquisitions to further grow our business, including those detailed in our 2011 Annual Report on Form 10-K. We may make further acquisitions in the future.
We announced a $25 million stock repurchase plan on August 19, 2011 which was further increased on February 8, 2012 to $50 million. Under the plan, the Company is authorized to repurchase up to $50 million of its common stock from time to time in open market purchases or in negotiated transactions. During the nine months ended September 30, 2012, we repurchased 0.5 million shares at an average price of $7.43 per share for an aggregate amount of $4.0 million. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

We entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks in August, 2011. The Credit Agreement provides for a $105 million, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate. The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio. As of September 30, 2012, no principal balance was outstanding and approximately $95 million was available for borrowing under the Credit Agreement, after deducting the face amount of outstanding standby letters of credit of approximately $10 million, and we were in compliance with all covenants.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies.

We expect that our existing cash and cash equivalents, our revolving credit facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions. We currently have an effective shelf registration statement on file with the SEC which we may use to offer and sell debt or equity securities with an aggregate offering price not to exceed $100 million.

The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Nine months ended September 30,
	2011	2012
	(In thousands)
Net cash provided by operating activities	$58,125	$64,946
Net cash used in investing activities	(88,985)	(41,352)
Net cash provided by financing activities	77,707	3,305

Cash Flow from Operating Activities

Nine months ended September 30, 2012

Net cash inflows from our operating activities of $64.9 million primarily resulted from improved operating performance. Our net income during the period was $1.4 million, which included non-cash charges of $70.4 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, with positive contribution from movements in deferred revenue and accounts payable of $9.9 million, offset by changes in accounts receivable, prepaid expenses and other assets and deferred registrations costs $18.1 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service during the period, while the increase in our accounts receivable was primarily due to revenue growth including brand advertisers which typically have a longer collection cycle.

Nine months ended September 30, 2011

Net cash inflows from our operating activities of $58.1 million primarily resulted from improved operating performance. Our net loss during the period was $12.1 million, which included non-cash charges of $71.0 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including accounts receivable, deferred registration costs, deposits with registries and accounts payable of $11.7 million, offset by net cash inflows from deferred revenue and accrued expenses of $10.8 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees resulting from growth in our business. The increase in our accounts receivable reflects growth in advertising revenue from our platform including a higher mix of balances from brand advertising sales.

Cash Flow from Investing Activities

Nine months ended September 30, 2011 and 2012

Net cash used in investing activities was $41.4 million and $89.0 million during the nine months ended September 30, 2012 and 2011, respectively. Cash used in investing activities during the nine months ended September 30, 2012 and 2011 included investments in our intangible assets of $8.6 million and $44.0 million, respectively and investments in our property and equipment of $12.4 million and $14.0 million respectively, which included internally developed software. In addition, we invested $18.2 million during the nine months ended September 30, 2012 comprising amounts paid to ICANN and third parties directly related to our pursuit of gTLD applications. Net cash outflows from business acquisitions was $1.3 million and $31.0 million during the nine months ended September 30, 2012 and 2011, respectively, comprising initial and deferred consideration related to business acquisitions completed in 2011.

Cash Flow from Financing Activities

Nine months ended September 30, 2011 and 2012

Net cash provided by (used in) financing activities was $3.3 million and $77.7 million during the nine months ended September 30, 2012 and 2011, respectively.  Cash used in financing activities during the nine months ended September 30, 2012 was primarily driven by the repurchase of $4.0 million of common stock offset by proceeds of $11.0 million from exercise of stock options and contributions to our ESPP net of $3.3 million of payments of withholding tax on net exercise of certain employee stock-based awards. Cash provided by financing activities in the nine months ended September 30, 2011 included $78.6 million in net proceeds from our IPO in that period, net of issuance costs as well at proceeds of $4.4 million from exercise of stock options.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any off balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2011 and 2012, we used $14.0 million and $12.4 million in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making further capital expenditures of between $3 million and $6 million during the remainder of the year ending December 31, 2012.

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

Concentrations of Credit Risk

As of September 30, 2012, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2011 and September 30, 2012, components of our consolidated accounts receivable balance comprising more than 10%:

	December 31, 2011	September 30, 2012
Google, Inc.	27%	30%

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For each of the nine months ended September 30, 2011 and 2012, we derived 34% and 36% respectively, of our total revenue from our various advertising and content arrangements with Google. We use Google for cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. Our Google advertising agreement for our developed websites, such as eHow, expires in the third quarter of 2014. Our Google advertising agreement for our undeveloped websites expires in the third quarter of 2014. In addition, we also utilize Google's DoubleClick ad-serving platform to deliver advertisements to our developed websites, which arrangement expires in the third quarter of 2014, and have another revenue-sharing agreement with respect to revenue generated by our content posted on Google's YouTube, which expires in the fourth quarter of 2012. In the fourth quarter of 2011, we entered into a premium multi-channel initiative with Google in connection with the production of premium videos for YouTube, and we expect this initiative will continue to generate significant revenue throughout the remainder of 2012. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated, we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term of such agreements on terms and conditions less favorable to us, would have a material adverse effect on our business, financial condition and results of operations.

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

Google, the largest provider of search engine referrals to the majority of our owned and operated websites, regularly deploys changes to its search engine algorithms, some of which have led these sites to experience fluctuations in the total number of Google search referrals to our owned and operated and network of customer websites. In 2011, the overall impact of these changes on our owned and operated websites was negative primarily due to a decline in traffic to eHow.com, our largest website.  From October 2011 to March 2012, and in response to the changes in search engine algorithms in 2011, we performed an evaluation of our existing content library to identify potential improvements in our content creation and distribution platform. We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to meet rapidly changing consumer demand. In 2012 to date, such changes included ongoing improvements to our content creation process to enhance quality, diversifying our content investment into video, long-form content, images and diagrams, publishing content directed at international markets and in languages other than English as well as increasing and expanding distribution of our content to our network of customer websites. In the near term, we continue to anticipate increased expenditures in new content formats designed to further diversify our content offering and an overall reduction in the volume of shorter-form text articles published on eHow.com. There can be no assurance that these changes or any future changes will be successfully implemented. Our inability to successfully identify and implement improvements to our content creation and distribution platform could adversely affect our business, financial condition and results of operations.

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For nine months ended September 30, 2012, approximately 39% of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), according to our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers' websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers' websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

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

We generated 53% of our revenue for nine months ended September 30, 2011 and 2012 from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that maximizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

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

Furthermore, brands and advertisers are increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook and advertising networks. If this trend were to continue and we were unable to offer competitive or similarly valued advertising opportunities, this could adversely impact our ability to maintain or increase our revenue from advertising.

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

For nine months ended September 30, 2011 and 2012, Demand Media generated approximately 32% and 31%, respectively, of our revenue from eHow. No other individual Content & Media site was responsible for more than 10% of our revenue in these periods.

eHow depends on various Internet search engines to direct traffic to the site. For nine months ended September 30, 2012, approximately 50% of eHow's page view traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those previously implemented by Google, some of which had a negative effect on search referral traffic to eHow and a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, we have already produced a significant amount of content that is housed on eHow and it may become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and results of operations.

Poor perception of our brands, business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our owned and operated websites and our network of customer websites and providing leads and clicks to our advertisers and customers, which depends in part on our reputation within the industry and with our customers. Because our business is transforming traditional content creation models and is therefore not easily understood by casual observers, our brands, business and reputation are vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even though baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. While disruptive businesses are often criticized early on in their life cycles, we believe we are more frequently targeted than most because of the nature of the business we are disrupting-namely the traditional print and publication media as well as popular Internet publishing methods such as blogging. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and freelance creative professionals who create a majority of our content, which would materially adversely affect our results of operations, financial condition and business. Furthermore, certain of our owned and operated websites, such as LIVESTRONG.com and eHow, as well as some of the content we produce for our network of customer websites, are associated with high-profile experts to enhance the websites' brand recognition and credibility. In addition, any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have an adverse effect on our business. For example LIVESTRONG.com is a licensed trademark from the LIVESTRONG Foundation, which is the charitable foundation created by Lance Armstrong to promote cancer awareness and healthy lifestyles. While recent negative publicity surrounding Lance Armstrong has not had a material impact on the performance of LIVESTRONG.com to date, there can be no assurance that these events will not have a material adverse effect on its traffic and monetization in the future.

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

Historically, our Content & Media service offerings were designed for consumption on a desktop or laptop computer. However, the number of people who access the Internet through mobile devices such as smart-phones and tablets has increased substantially in the last few years. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our offerings. If we cannot effectively distribute our content, products and services on these devices, we could experience a decline in page views and corresponding revenue. In addition, mobile advertising yields on average are currently lower than those for desktop and laptop devices. The continued increase in mobile consumption of our content, should it replace page views from desktop or laptop devices, may result in a reduction in our RPMs and/or Content & Media revenue. Also, if our Content & Media service offering on mobile devices is less attractive to advertisers and this segment of Internet traffic increases at a faster rate than traditional desktop or laptop Internet access our business, revenue, financial condition and results of operations may be negatively impacted.

We are dependent upon the quality of traffic in our network to provide value to online advertisers, and any failure in our quality control could have a material adverse effect on the value of our websites to our third-party advertisement distribution providers and online advertisers and thereby adversely affect our revenue.

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

Our success depends in large part on our customers' renewals of their domain name registrations. Registrar revenue, which is closely tied to domain name registrations, represented approximately 37% and 36% of total revenue in nine months ended September 30, 2011 and 2012, respectively. Our customer renewal rate for expiring domain name registrations was approximately 73% in the nine months ended September 30, 2011 and 2012. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

To date, we have invested approximately $18 million in connection with our gTLD Initiative to pursue the opportunity to be a registry operator of new gTLDs under ICANN's New gTLD Program, and may be required to expend significant additional funds in order to be a successful applicant for gTLDs.  Our gTLD Initiative also involves our active participation in a new, complex and untested process with respect to the application and awarding of gTLD strings by ICANN, which may require us to rely upon or negotiate and collaborate with independent third parties, including Donuts Inc., in order to be a successful applicant for contested gTLD strings.  We will also need to invest capital in the build out of the technical back-end infrastructure necessary to operate gTLDs for us and our customers, including Donuts Inc., in advance of gTLD strings being awarded by ICANN.  There can be no assurances that we or Donuts Inc. will ultimately be successful in acquiring new gTLD operator rights in ICANN's process for awarding gTLDs, or that we or Donuts Inc. will be granted the right to be a registry operator by ICANN.  Furthermore, there is no guarantee that any new gTLD operator rights acquired by us or Donuts Inc. will be successful.  If we are unsuccessful in pursuing either aspect of our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative.  In addition, the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment.  The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our business, financial condition and results of operations.

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

We were founded in 2006 and have a limited operating history. We had a net loss in every year from inception through the year ended December 31, 2011. As of September 30, 2012, we had an accumulated deficit of approximately $69.3 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and sufficient positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

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

•
our ability to expand our existing distribution network to include emerging and alternative channels, including complementary social media platforms such as Facebook, Google+ and Twitter, dedicated applications for mobile platforms such as the iPhone, Blackberry and Android operating systems, and new types of devices used to access the Internet such as tablet computers;

•
changing consumption patterns of internet content to mobile devices such as smart-phones and tablets, which may generate lower advertising yields compared to historic advertising yields on desktop or laptop devices;

•	changes in internet advertising purchasing patterns by advertisers from direct advertising sales to more automated advertising solutions;

•	our ability to identify acquisition targets and successfully integrate acquired businesses into our operations;

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

These covenants could adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default and acceleration of our indebtedness. Furthermore, if the syndicate of commercial banks is unwilling to waive certain covenants, we may be forced to amend our revolving or replace credit facility on terms less favorable than current terms or enter into new financing arrangements. As of September 30, 2012, we had no indebtedness outstanding under this facility, but had standby letters of credit of approximately $10 million outstanding.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $5.62 to $24.57 through November 8, 2012. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of November 8, 2012, we had 86,340,427 shares of common stock outstanding.

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

We also have previously and may in the future issue shares of our common stock from time to time as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. We currently have an effective shelf registration statement on file with the U.S. Securities and Exchange Commission which we may use to issue debt or equity securities with an aggregate offering price not to exceed $100 million and which certain selling stockholders may offer and sell up to 14 million shares of our common stock.
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

Repurchases of our Common Stock

As previously disclosed in a current report on Form 8-K filed on August 22, 2011, our Board of Directors approved a stock repurchase program effective as of August 19, 2011 to repurchase up to $25.0 million of our outstanding common stock as share price, market conditions and other factors warrant.  In addition, as previously disclosed in a current report on Form 8-K filed on February 16, 2012, our Board of Directors approved a $25.0 million increase to this previously approved stock repurchase program, for an aggregate amount of $50.0 million of repurchases under the program. Under the stock repurchase program, we have cumulatively repurchased a total of approximately 2.9 million shares at a total cost of approximately $21.0 million through September 30, 2012. The stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

Our revolving credit facility limits our ability to make cash distributions with respect to our equity interests, such as redemptions, cash dividends and share repurchases, based on a defined leverage ratio. See "Liquidity and Capital Resources" in Part 1, Item 2 of this report for further discussion of our long-term debt.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.         OTHER INFORMATION

None.

Item 6.        EXHIBITS

Exhibit No		Description of Exhibit
4.1		Waiver of Registration Rights and Amendment to Stockholders' Agreement, dated August 24, 2012
10.1	†	Amended and Restated Employment Agreement between Demand Media, Inc. and Mel Tang, dated October 1, 2012
10.2	†	Employment Agreement between Demand Media, Inc. and Michael Blend, dated October 1, 2012
10.3	†	First Amendment to Consulting Agreement between Demand Media, Inc. and Charles Hilliard, dated October 2, 2012
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

DEMAND MEDIA, INC.

By:	/s/ Richard M. Rosenblatt
Name:	Richard M. Rosenblatt
Title:	Chairman and Chief Executive Officer

By:	/s/ Mel Tang
Name:	Mel Tang
Title:	Chief Financial Officer

Date:  November 9, 2012

Exhibit Index

Exhibit No		Description of Exhibit
4.1		Waiver of Registration Rights and Amendment to Stockholders' Agreement, dated August 24, 2012
10.1	†	Amended and Restated Employment Agreement between Demand Media, Inc. and Mel Tang, dated October 1, 2012
10.2	†	Employment Agreement between Demand Media, Inc. and Michael Blend, dated October 1, 2012
10.3	†	First Amendment to Consulting Agreement between Demand Media, Inc. and Charles Hilliard, dated October 2, 2012
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