Form 10-K
period 2012-12-31
DEMAND MEDIA INC.
filed 2013-03-05
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2012, the aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $413 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 27, 2013, there were 86,764,090 shares of the common stock, $0.0001 par value, outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders to be held on June 11, 2013.

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

Item 1.    Business

Overview
Demand Media is a diversified Internet media and domain services company. We have developed a leading Internet-based model for the professional creation and distribution of high-quality, commercially valuable, long-lived content at scale, and we operate the world's largest wholesale registrar and the world's second largest registrar overall.
Our business is comprised of two service offerings: Content & Media and Registrar.

•
Our Content & Media service offering includes a content creation studio and community of freelance creative professionals, social media applications, and monetization tools. We deploy our proprietary Content & Media platform both to our owned and operated websites, such as eHow.com, LIVESTRONG.COM and Cracked.com, as well as to websites operated by our customers. According to comScore, our combined owned and operated websites comprised the 13th largest web property in the United States and we attracted over 125 million unique visitors and over 990 million page views worldwide in January 2013. Our differentiated approach to content creation is driven by consumers' desire to find specific information across the Internet. By listening to consumers and the signals that they send, we create and deliver content that fulfills their needs.

•
Our Registrar service offering includes domain name registration services, including the world's largest wholesale registrar and the world's second largest registrar overall, with over 15 million Internet domain names under management as of December 31, 2012. As a registrar with both a wholesale and retail component, we provide domain name registration services and offer value-added services to our customers, including approximately 8,800 active resellers, comprised of small businesses, large e-commerce websites, Internet service providers and web-hosting companies. Upon the delegation by Internet Corporation for Assigned Names and Numbers ("ICANN") of new generic Top Level Domain ("gTLD") operating rights, we expect to also own and operate a registry for new gTLD strings and provide back-end registry services to third parties.

Our Content & Media service offering generates revenue primarily through the sale of advertising, both on our owned and operated websites and on our customers' websites, and through the sale or license of content we create for our customers. Our Registrar services offering currently generates revenue through domain name registration subscriptions and related value-added services.
In February 2013, we announced that our board of directors authorized a plan to explore separating the Company into two independent, publicly-traded companies: a pure-play Internet-based content and media company and a pure-play domain services company (hereinafter referred to as the “Proposed Business Separation”). We anticipate that the Proposed Business Separation will be structured as a tax-free pro rata distribution to stockholders of new publicly traded shares in the new domain services company. Consummation of the Proposed Business Separation is subject to final approval by our board of directors. Consummation of the Proposed Business Separation also is subject to satisfaction of several conditions, including confirmation of the transaction's tax-free treatment, receipt of listing approval, and the filing and effectiveness of a registration statement on Form 10 with the SEC. We have not yet finalized all of the details of the Proposed Business Separation and there is no assurance that the Proposed Business Separation as described herein will occur.
Demand Media was incorporated in Delaware in March 2006. We are headquartered in Santa Monica, California and have offices in other locations in North America, South America and Europe. Our common stock is listed on the New York Stock Exchange under the symbol “DMD”.
Content & Media Service Offering
Our Content & Media service offering creates media content, including text articles, videos and other formats, and publishes such content along with social media and monetization tools to our owned and operated websites and our network of customer websites. Key elements of our solution include:

Content Creation

Our Content & Media service offering is focused on creating highly relevant and specific online text articles, videos and other content formats at scale. We strive to create relevant and valuable long-lived content with positive growth characteristics that is projected to yield an attractive financial return over its expected useful life. Our content creation process employs a series of proprietary technologies, algorithms and processes. First, we analyze user behavior data to identify commercially valuable topics that are in-demand. Once commercially valuable titles have been identified, our community of quality freelance professionals undergo a multi-step process, whereby they quality check, edit and approve specific articles and video titles. Our creators can then claim titles for text articles, videos and other content formats by selecting from the database of titles that we have made available to them online. Creators whom have been segmented based on experience are only permitted to view and select titles within the subject matter categories with respect to which they have demonstrated subject matter expertise. After the creative professional submits work product to us, it undergoes a series of human editorial reviews, including copy editing, fact checking and reference checking, as well as an automated plagiarism check.
Community of Freelance Creative Professionals
We engage our community of freelance creative professionals, including writers, filmmakers, producers and copy editors, to create original, commercially valuable online text and video content at scale. In order to ensure that we engage highly qualified content creators with relevant experience, the individuals undergo a rigorous qualification process, which may include the submission of writing samples or examples of previously published work, demonstration of relevant subject matter expertise and minimum experience thresholds before they are allowed to participate in generating content for our network of owned and operated websites and customer websites. On some of our video projects, we may engage the services of recognized screen personalities, subject matter experts, make-up artists, set designers and others.
Through our automated and proprietary platform and processes, we enable our freelance creative professionals to reach an audience of millions and earn income from available work assignments. We believe that we offer our freelance creative professionals the ability to pursue titles and topics in the categories that most align with their area of expertise and provide competitive payments for their services.
Content Distribution
Owned and Operated    We deploy our content and system of monetization tools on our owned and operated websites, which, according to comScore, collectively attracted over 125 million worldwide unique visitors and generated over 990 million page views globally during the month ended January 31, 2013. In addition to the content and monetization features provided through our platform, some of our owned and operated websites also feature unique social and mobile applications. Users visit our sites through search engine referrals, direct navigation, social media referrals, web-based mobile applications and online marketing activities. Our websites are designed to be easily discoverable by users due to the combination of relevant content, search engine optimization and the ability of users to recommend and share our content via social media websites such as Facebook.
Among our portfolio of owned and operated websites, eHow.com is our most successful website to-date based on the number of monthly unique visitors. eHow.com is the 12th largest website in the United States with approximately 62 million unique visitors in the U.S. during the month ended January 31, 2013 as measured by comScore. eHow.com's library includes approximately 3 million text articles and over 150,000 instructional videos that are presented in an easy-to-understand manner. We have begun to significantly increase our production of Spanish-language content and have published most of that content to a Spanish-language version of eHow known as eHowenEspanol.com. We plan to expand the production of non-English content and to publish that content to additional owned and operated websites.
Another of our owned and operated websites, LIVESTRONG.COM, had over 18 million unique users in the U.S. in January 2013 according to comScore. LIVESTRONG.COM has an extensive library of health, fitness, lifestyle and nutrition text articles and videos. This content, combined with interactive tools, user-contributed nutritional information, social media community features, helps users create customized goals and monitor their health, fitness and life achievements.
In addition to eHow.com and LIVESTRONG.COM, our owned and operated websites include Cracked.com, a leading humor website offering original and engaging comedy-driven text articles and videos created by our in-house editorial staff and website enthusiasts, as well as other websites across a number of verticals, such as casual games, sports, automotive and general entertainment. The Cracked network ranked as the number one humor property in the U.S. in January 2013 and had over 9.6 million unique users in that month according to comScore.
Customer Network    Our customer network includes leading publishers, brands and retailers, providing the potential to expand our distribution and enhance our monetization opportunities. For example, we distribute content to our customer network through our content channel service. This approach allows us to provide content as a hosted solution to our customers so that our content is seamlessly integrated on sections of their websites. Our content channel offerings are designed to generate incremental traffic and revenue for our customers.
In addition, YouTube is a major distributor of our video content, and our videos on YouTube have been viewed more than 4 billion times to date. We maintain several video channels on YouTube, from our eHow-branded channel to three premium channels under a content production agreement we entered with Google in the fourth quarter of 2011.
Monetization
We have developed a multi-faceted, proprietary system incorporating advertising networks, including Google AdSense, designed to maximize yields. Our system of monetization tools includes contextual matching algorithms which match advertisements with the content displayed on a website page, yield optimization systems which continuously evaluate performance of advertisements on desktop and mobile-optimized websites to maximize revenue and ad management infrastructures to manage multiple ad formats and control ad inventory. We also have direct sales teams that sell display, rich media and innovative advertisements as well as undeveloped websites.
We deploy our monetization platform to our owned and operated websites, our network of customer websites and our portfolio of over 500,000 undeveloped websites as well as to undeveloped websites owned by our customers. Consistent with other performance-based advertising programs, we enter into revenue-sharing arrangements with website publishers that utilize our system of monetization tools.
Social Media Applications
Our integrated social media applications for publishers and brands, including Pluck and CoveritLive, help drive audience, insights and revenue. Companies and website publishers primarily use our social media applications to add community-building features to their websites and mobile applications. Key capabilities include user profiles, comments, forums, reviews, real-time blogging, content sharing, media galleries, reward badges, groups and messaging. Through our social media products, websites can bridge user actions, identities and relationships to leading social networks such as Facebook.

Registrar Service Offering
We own and operate eNom, the world's largest wholesale registrar of Internet domain names and the world's second largest registrar overall, with over 15 million domain names under management as of January 31, 2013. We also acquired Name.com in the fourth quarter of 2012 to strengthen our retail registrar service offering. Name.com, which focuses on individual and small business customers, had approximately 1.5 million domain names under management as of December 31, 2012. Through eNom, we provide domain name registration services and related value-added services to resellers, including small businesses, e-commerce websites, Internet service providers and web-hosting companies. These resellers, in turn, contract directly with domain name registrants to deliver these services. Our wholesale Registrar service offering gives resellers the choice of either a highly customizable API model or a turnkey solution. Our customizable API solution includes a selection of over 300 commands and integrates with third-party merchant account and billing tools, hosting and email tools as well as other value-added services. Our turnkey reseller solution allows a reseller to quickly start selling our suite of products through their own website.
Through our Registrar service offering, we currently provide the following services to our customers:
Domain Name Look-up and Registration
We offer our customers the ability to search for and register Internet domain names through our wholesale and retail registrars. Our wholesale and retail registrars serve existing and potential new customers looking to register new domain names or purchase existing domain names and allows customers to renew their existing registered domain names. Users can search for and identify an available domain name that best fits their needs, and in just a few clicks can claim and register the name. In addition, we offer customers the ability to transfer the registration of a single domain name or multiple domain names to us from other registrars using our automated domain name transfer service. In addition, if a domain name is currently unavailable, customers can pre-order the domain name to the extent that it becomes available in the future.
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

We have also developed a number of proprietary services designed to help enhance visibility and help drive traffic to our customers' sites, including business listing services to help our customers advertise through Whois lookup inquiries and Rich Content, which allows website owners to add articles and videos from our content library to their sites. In addition, through NameJet, a joint venture with Web.com, we offer domain name auction services that provide a secondary market for the purchase and sale of domains.

Registry Related Services
ICANN recently authorized the launch of a program for the introduction of new gTLDs, defined as the "New gTLD Program”. We believe that the New gTLD Program will present a variety of significant potential revenue opportunities commencing in late 2013 or early 2014, including operating the back-end platform infrastructure for new gTLD registries, owning and operating one or more gTLDs and becoming a registry in our own right, as well as registering a greater number of domains over time through our existing wholesale and retail registrar channels. We expect to invest significant capital and resources during 2013 preparing for the launch of the New gTLD Program. These expenses include enhancing our registrar platform to accommodate the anticipated increase in domain registrations.

During 2012 we submitted 26 gTLD registry applications to ICANN under the New gTLD Program. In addition, we entered into a strategic collaboration agreement with a third party, Donuts Inc., pursuant to which we share equal rights to an additional 107 gTLD applications. We have also entered into a registry services agreement to provide registry back-end services to Donuts Inc., and will continue to market registry back-end services to the industry.

Technology
Our technologies include software applications built to run on independent clusters of standard and commercially available servers located at co-location facilities throughout North America and Europe. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, mongoDB, Memcache, and Lucene in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. These systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content distribution network (“CDN") providers.  Virtualization is heavily deployed throughout our technology architecture, which affords scaling dozens of media properties in an efficient and cost effective manner.  We also utilize enterprise class storage systems combined with critical services to provide redundancy in order to maintain continued and seamless system availability in the event of most component failures.
Our data centers host our various public-facing websites and applications, as well as many of our back-end business intelligence and financial systems. Each of our significant owned and operated websites is designed to be fault-tolerant, with collections of application servers, typically configured in a load balanced state, in order to provide additional resiliency. The infrastructure is equipped with enterprise class security solutions to combat events such as large scale distributed denial of service attacks ("DDoS"). Our environment is staffed and equipped with a full scale monitoring solution, which includes a Network Operations Center that is continuously staffed.
Customers
We currently deploy our platform, including our content creation and distribution platform and our suite of social media tools, to website publishers and brand advertisers, and our Registrar products and services to resellers, including large e-commerce websites, Internet service providers and web-hosting companies and to retail consumers. Our top three Registrar customers, in the aggregate, represent approximately 9% of our total consolidated revenue.
Competition
Content & Media
The online content and media market we participate in is new, rapidly evolving and intensely competitive. Competition is expected to intensify in the future as more companies enter the space. We compete for business on a number of factors including return on marketing investment, price, access to targeted audiences and quality. Our principal competitors in this space include traditional Internet companies like Yahoo!, AOL and IAC, all of which are making significant investments in order to compete with aspects of our business. Additionally, we compete with websites that focus on particular areas of consumer interest such as WebMD, DailyBurn.com, and TheStreet.com. With respect to our social media tools we compete with companies such as Jive Software and Bazaarvoice.
Registrar Services
The markets for domain name registration and web-based services are intensely competitive. We compete for business on a number of factors including price, value-added services, such as e-mail and web-hosting, customer service and reliability. Our principal competitors include existing registrars, such as GoDaddy, Tucows, Web.com and Melbourne IT, and new registrars entering the domain name registration business. Once the New gTLD Program is fully implemented, we anticipate that we would compete with registry operators, including VeriSign, Affilias, the Public Interest Registry, country-code TLD operators, and others that are delegated new gTLDS under the New gTLD Program.

Intellectual Property
Our intellectual property, consisting of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions, together with confidentiality agreements and technical measures, to protect the confidentiality of our proprietary rights. As of December 31, 2012, we have been granted 18 patents by the United States Patent and Trademark Office and have 26 patent applications pending in the United States and other jurisdictions. Our patents expire between 2022 and 2031. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we generally do not register the copyrights associated with our content with the United States Copyright Office.
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
Employees
As of December 31, 2012, we had over 700 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.
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

We also webcast our earnings calls and certain events we participate in or host with members of the investment community on the investor relations section of our corporate website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases on the investor relations section of our corporate website. Investors and others can receive notifications of new press releases and SEC filings by signing up for email alerts. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on the investor relations section of our corporate website under the heading "Corporate Governance." The content included on our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the year ended December 31, 2011 and 2012, we derived approximately 33% and 38%, respectively, of our total revenue from our various advertising and content arrangements with Google. We use Google for cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. We have entered into agreements with Google related to (i) advertising for our developed websites, such as eHow, and our undeveloped websites, (ii) our use of Google's DoubleClick ad-serving platform to deliver advertisements to our developed websites, and (iii) a revenue-sharing arrangement with respect to revenue generated by our content posted on Google's YouTube. Each such agreement expires in the third quarter of 2014. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated, we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term of such agreements on terms and conditions less favorable to us, would have a material adverse effect on our business, financial condition and results of operations.

Our advertising agreements with Google may not continue to generate levels of revenue commensurate with what we have achieved during past periods. Our ability to generate online advertising revenue from Google depends on its assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements on our owned and operated websites and on our network of customer websites as well as other factors determined by Google. We have no control over any of these assessments or over Google's advertising technology platforms. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering cost-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from online advertisements. Since most of our agreements with Google contain exclusivity provisions, we are prevented from using other providers of services similar to those provided by Google. In addition, Google may at any time change or suspend the nature of the service that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced. These types of changes or suspensions would adversely impact our ability to generate revenue from cost-per-click advertising. Any change in the type of services that Google provides to us could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to drive and retain visitors to our owned and operated websites and to our customer websites by offering high-quality, engaging and commercially valuable content at scale in a cost-effective manner, our business, financial condition and results of operations could be adversely affected.

The primary method that we use to attract traffic to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers is the content created by our freelance creative professionals. How successful we are in these efforts depends, in part, upon our continued ability to create and distribute high-quality, commercially valuable content at scale in a cost-effective manner that connects consumers with the formats and types of content that meets their specific interests and enables them to share and interact with the content and supporting communities. We may not be able to create the variety and types of content in a cost-effective manner or content that meets rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our owned and operated websites and to our customer websites through which we distribute our content, which would adversely affect our business, revenue, financial condition and results of operations.

One effort we employ to create and distribute our content in a cost-effective manner is our proprietary technology and algorithms which are designed to predict consumer demand and return on investment. Our proprietary technology and algorithms have a limited history, and as a result the ultimate returns on our investment in content creation are difficult to predict, and may not be sustained in future periods at the same level as in past periods. Furthermore, our proprietary technology and algorithms are dependent on analyzing existing Internet search traffic data, and our analysis may be impaired by changes in Internet traffic or search engines' methodologies, which we do not have any control over. The failure of our proprietary technology and algorithms to accurately identify new content topics and formats, at scale, as well as the failure to create or effectively distribute new content, would have an adverse impact on our business, revenue, financial condition and results of operations.

Google, the largest provider of search engine referrals to the majority of our owned and operated websites, regularly deploys changes to its search engine algorithms, some of which have led to fluctuations in the total number of Google search referrals to our owned and operated and network of customer websites. In 2011, the overall impact of these changes on our owned and operated websites was negative, primarily due to a decline in traffic to eHow.com, our largest website. In 2012, Google continued to make changes to its search engine algorithms; however, we do not believe that these changes in the aggregate had an overall negative impact on our traffic.

During 2011 and 2012, and in response to the changes in search engine algorithms in 2011, we performed an evaluation of our existing content library to identify potential improvements in our content creation and distribution platform. We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to meet rapidly changing consumer demand. During 2011 and 2012, we made certain improvements to this platform including the establishment of more stringent criteria for the admission of content creators, segmentation of creators by subject matter expertise, an increase in our investment in video, long-form content and images, publication of content directed at international markets and in languages other than English, addition of content production algorithms targeted toward ensuring that each additional unit of content published is unique in relation to existing content units, as well as an expansion of distribution of our content to our network of customer websites. As we made these improvements to our content creation and distribution platform, we significantly reduced the level of our overall investment in media content in 2012 when compared to our content investment in 2011. Based on our assessment of the results of these improvements, we began to increase our investment in media content over the course of 2012. We anticipate making increased media content expenditures in 2013 compared to 2012, including additional investment in short-form articles on our owned and operated sites including eHow.com, growth in content published on our network of customer websites and creation of new content formats, including subscription content, designed to further diversify our content offering. The continued creation of media content through our creation and distribution platform is critical to the long-term growth of traffic to our owned and operated websites as well as our network of customer websites. There can be no assurance that these changes or any future changes, including the planned increase in content production, will be successfully implemented. If we are unsuccessful in increasing the production of content that successfully attracts traffic, our traffic and revenue growth could be adversely impacted.

Another method we employ to attract and acquire new, and retain existing, users and customers is commonly referred to as search engine optimization ("SEO"). SEO involves developing websites to rank well in search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites and our customer websites is dependent on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends. Our failure to successfully manage our SEO strategy could result in a substantial decrease in traffic to our owned and operated websites and to our customer websites through which we distribute our content, which would result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic. Any or all of these results would adversely affect our business, revenue, financial condition and results of operations.

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For year ended December 31, 2012, we estimate that approximately 40% of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), according to our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers' websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers' websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

Changes in the methodologies or algorithms used by Google or other search engines to display results could cause our owned and operated websites or our customers' websites to receive less favorable placements or be removed from the search results. Internet search engines could decide that content on our owned and operated websites and on our customers' websites, including content that is created by our freelance creative professionals, is unacceptable or violates their corporate policies.  It is also possible that we could make changes to our existing websites or those of our customers that Google or other search engines could view unfavorably and thereby cause a decrease in search referral traffic.

Google, the largest provider of search engine referrals to the majority of our owned and operated websites, regularly deploys changes to its search engine algorithms. These changes have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative, primarily due to a decline in traffic to eHow.com, the Company's largest website. In 2012, Google continued to make changes to its search engine algorithms; however, we do not believe that these changes in the aggregate had an overall negative impact on our traffic.

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

We face intense competition from a wide range of competitors, including online marketing and media companies, social media outlets, integrated social media platforms and other specialist and enthusiast websites. Our current principal competitors include:

•
Online Marketing and Media Companies.  We compete with other Internet marketing and media companies, such as AOL, IAC and various startup companies as well as leading online media companies such as Yahoo!, for online marketing budgets. Most of these competitors compete with us across several areas of consumer interest, such as do-it-yourself, health, home and garden, beauty and fashion, golf, outdoors and humor.

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

We generated 52% and 53%, respectively of our revenue for years ended December 31, 2011 and 2012 from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience.

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

Furthermore, brands and advertisers are increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook as well as on advertising network exchanges. If this trend were to continue and we were unable to offer competitive or similarly valued advertising opportunities, this could adversely impact our ability to maintain or increase our revenue from advertising.

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

For both of the years ended December 31, 2011 and 2012, we generated approximately 31% of our revenue from eHow. No other individual Content & Media site was responsible for more than 10% of our revenue in these periods.

eHow depends on various Internet search engines to direct traffic to the site. For year ended December 31, 2012, we estimate that approximately 50% of eHow's page view traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those previously implemented by Google, some of which had a negative effect on search referral traffic to eHow and a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, we have already produced a significant amount of content that is housed on eHow and it may become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and results of operations.

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

We rely primarily on freelance creative professionals for the content that we distribute through our owned and operated websites and our network of customer websites. We may not be able to attract or retain sufficient qualified and experienced creative professionals to generate content on a scale or of a quality sufficient to grow our business. For example, our premium video initiatives may require the engagement of producers, contributors, talent, editors and filmmakers with a specialized skill set, and there is no assurance that we will be able to engage such specialists in a cost-effective manner or at all. Furthermore, as we develop new content formats to meet changing consumer demand, we may not offer the volume of traditional content assignments that our creative professionals have grown accustomed to, and some of our creative professionals may seek assignments elsewhere or otherwise stop producing content for us. In addition, our competitors may attempt to attract members of our freelance creative professional community by offering compensation that we are unable to match. We believe that over the past four years our ability to attract and retain creative professionals has benefited from the weak overall labor market and from the difficulties and resulting layoffs occurring in traditional media, particularly newspapers. We are uncertain whether this combination of circumstances is likely to continue and any change to the economy or the media jobs market may make it more difficult for us to attract and retain freelance creative professionals. While each of our freelance creative professionals is screened through our pre-qualification process, we cannot guarantee that the content created by our creative professionals will be of sufficient quality to attract users to our owned and operated websites and to our network of customer websites. In addition, in the vast majority of cases we have no written agreements with these persons which obligate them to create articles or videos beyond the one article or video that they elect to create at any particular time and we have no ability to control their future performance. As a result, we cannot guarantee that our freelance creative professionals will continue to contribute content to us for further distribution through our owned and operated websites and our network of customer websites or that the content that is created and distributed will be sufficient to sustain our current growth rates. In the event that these creative professionals decrease their contributions of such content, we are unable to attract or retain qualified creative professionals or if the quality of such contributions is not sufficiently attractive to our advertisers or to drive traffic to our owned and operated websites and to our network of customer websites, we may incur substantial costs in procuring suitable replacement content, which could have a negative impact on our business, revenue and financial condition.

We may not be successful in developing new content formats, including paid subscription content, or acquiring, investing in or developing new lines of business, which may limit our future growth and have a negative effect on our business, revenue, financial condition and results of operations.

An important potential area of growth for us is the development of new content formats, including paid subscription content. We also regularly evaluate and consider acquiring or investing in new lines of business, or developing these new lines of business internally, including businesses that are ancillary to our existing Content and Media service offering. If we develop, acquire or invest in new lines of business, including the development of new content formats, we will need to develop, integrate and effectively manage these new businesses. For example, we have limited experience developing paid subscription content and we cannot be certain that we will be successful in implementing such new lines of business. These new lines of business may be subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control, including the lack of market acceptance. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these new lines of business. In addition, if any new business which we acquire or develop or in which we invest does not progress as planned, we may not recover the funds and resources we have expended. Our inability to acquire, invest in or develop new lines of business, such as expanding our content offerings to include paid subscription content, may limit our future growth and have a negative effect on our business, revenue, financial condition and results of operations.

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

If we are unable to attract new customers for our content channels service offering or our social media product applications, or to retain our existing customers of these products and services, our revenue could be lower than expected and our operating results may suffer.

Our content channels service offering helps publishers and brands broaden their reach online by creating topically relevant content to publish to their websites and utilizing our proprietary creation and distribution platform. We anticipate that a significant portion of our investment in media content in 2013 will result from our expanding investment in our content channels service offering. We currently have approximately 25 content channels partners and anticipate expanding this service offering during 2013 and beyond. In order to expand this service offering, we need to continue to generate new content channels customers and maintain our existing customers. If our existing and prospective content channels customers do not perceive our media content to be of sufficiently high quality, we may not be able to expand our content offering on the websites of existing customers, retain our current customers or identify and attract new customers. Our content channel agreements are generally two-year arrangements for the creation and distribution of media content, and typically include a revenue sharing arrangement with respect to different types of advertising generated by the display of our media content.

In addition, our enterprise-class social media tools allow websites to add feature-rich applications, such as user profiles, comments, forums, reviews, blogs, photo and video sharing, media galleries, groups and messaging offered through our social media application product suite. We also provide social media services by powering live events with social engagement tools. In addition to adding new customers for our social media products, to increase our revenue, we must sell additional social media products to existing customers and encourage existing customers to maintain or increase their usage levels. If our existing and prospective customers do not perceive our social media products to be of sufficiently high quality, we may not be able to retain our current customers or attract new customers. We sell our social media products pursuant to service agreements that are generally one to two years in length. Our customers have no obligation to renew their contracts for our products after the expiration of their initial commitment period, and these agreements may not be renewed at the same or higher level of service, if at all. In addition, these agreements generally require us to keep our product suite operational with minimal service interruptions and to provide limited credits to media customers in the event that we are unable to maintain these service levels.

To date, service level credits have not been significant. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements, including the right to cancel if our social media product suite suffers repeated service interruptions.

If we are unable to attract new customers for our media products and services, including our content channels service offering and our social media products, our existing customers do not renew or terminate their agreements or we are required to provide service level credits to our social media customers in the future as a result of the operational failure of our social media products, then our operating results could be harmed.

Wireless devices and mobile phones are increasingly being used to access the Internet, and our online media services may not be as effective when accessed through these devices, which could cause harm to our business.

Historically, our Content & Media service offerings were designed for consumption on a desktop or laptop computer. However, the number of people who access the Internet through mobile devices such as smart-phones and tablets has increased substantially in the last few years. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our offerings. If we cannot effectively distribute our content, products and services on these devices, we could experience a decline in page views and corresponding revenue. In addition, while increasing rapidly, mobile advertising yields on average are currently lower than those for desktop and laptop devices. The continued increase in mobile consumption of our content, should it replace page views from desktop or laptop devices, may result in a reduction in our RPMs and/or Content & Media revenue. Also, if our Content & Media service offering on mobile devices is less attractive to advertisers and this segment of Internet traffic increases at a faster rate than traditional desktop or laptop Internet access our business, revenue, financial condition and results of operations may be negatively impacted.

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

An important element of our business strategy is to grow our network of owned and operated websites to cover new areas of consumer interest, expand into new business lines and develop additional services, products and technologies. In directing our focus into new areas, we face numerous risks and challenges, including increased capital requirements, long development cycles, new competitors and the requirement to develop new strategic relationships. We cannot assure you that our strategy will result in increased net revenue or net income. Furthermore, growth into new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. If we cannot generate revenue as a result of our expansion into new areas that are greater than the cost of such expansion, our operating results could be harmed.

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

One potential area of growth for us is in the international markets. We have launched a site in the United Kingdom, recently launched eHow en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S., and the worldwide Spanish/Portuguese-speaking market) and are exploring launches in certain other countries. We have also been investing in translation capabilities for our technologies. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers' preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally may have a negative effect on our business, revenue, financial condition and results of operations.

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

The market for domain name registration and other related web-based services is intensely competitive and rapidly evolving. We expect competition to increase from existing competitors as well as from new market entrants. Most of our existing competitors are expanding the variety of services that they offer. These competitors include, among others, domain name registrars, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies, including GoDaddy, Web.com, Tucows, Microsoft and Yahoo!. Some of these competitors have greater resources, more brand recognition and consumer awareness, greater international scope and larger bases of existing customers than we do. As a result, we may not be able to compete successfully against them in future periods.

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

Our success depends in large part on our customers' renewals of their domain name registrations. Registrar service revenue, which is closely tied to domain name registrations, represented approximately 37% and 35% of total revenue in years ended December 31, 2011 and 2012, respectively. Our customer renewal rate for expiring domain name registrations was approximately 74% and 72% in the years ended December 31, 2011 and 2012, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

To date, we have invested approximately $18 million in applications for gTLD operating rights in connection with our gTLD Initiative to pursue the opportunity to be a registry operator of new gTLDs under ICANN's New gTLD Program, and we may be required to expend significant additional funds in order to be a successful applicant for gTLDs.  Our gTLD Initiative also involves our active participation in a new, complex and untested process with respect to the application and awarding of gTLD strings by ICANN, which may require us to rely upon or negotiate and collaborate with independent third parties, including Donuts Inc., in order to be a successful applicant for contested gTLD strings.  We will also need to invest capital in the build out of the technical back-end infrastructure necessary to operate gTLDs for us and our customers, including Donuts Inc., in advance of gTLD strings being awarded by ICANN.  There can be no assurances that we or Donuts Inc. will ultimately be successful in acquiring new gTLD operator rights, or be found as qualified applicants, in ICANN's process for awarding gTLDs, or that we or Donuts Inc. will be granted the right to be a registry operator by ICANN.  Furthermore, there is no guarantee that any new gTLD operator rights acquired by us or Donuts Inc. will be successful.  If we are unsuccessful in pursuing either aspect of our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative.  In addition, the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment.  The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our business, financial condition and results of operations.

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

•
the terms of the Registrar Accreditation Agreement, under which we are accredited as a registrar, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN preventing us from operating our Registrar service;

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

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com, presently charges a $7.85 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the generic top level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on November 30, 2012, VeriSign will continue as the exclusive registry for the .com gTLD through November 30, 2018. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2013 up to the smaller of the preceding year's maximum price or the highest price charged during the preceding year, multiplied by 1.07; provided, however, that such increases shall only be permitted in four years of any six year term of the agreement. The increase in these fees either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

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

We were founded in 2006 and have a limited operating history. We had a net loss in every year from inception until the year ended December 31, 2012 when we generated net income. As of December 31, 2012, we had an accumulated deficit of approximately $64.6 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and sufficient positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

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

Our revenue increased rapidly in each of the fiscal years ended December 31, 2008 through December 31, 2012. We may not be able to sustain our revenue growth rate in future periods and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our future growth fails to meet investor or analyst expectations, it could have a materially negative effect on our stock price. If our growth rate were to decline significantly or become negative, it would adversely affect our business, financial condition and results of operations.

If we do not effectively manage our growth, our operating performance will suffer and we may lose consumers, advertisers, customers and freelance creative professionals.

We have experienced rapid growth in our operations since our founding in 2006, and we may experience continued growth in our business, both through internal growth and potential acquisitions. For example, our employee headcount grew from approximately 500 to over 700 from December 31, 2009 to December 31, 2012. This overall growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth may make it more difficult for us to accomplish the following:

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

We have made numerous acquisitions in the past, including one in 2012 and four in 2011, and our future growth may depend, in part, on acquisitions of complementary websites, businesses, solutions or technologies rather than internal development. We may continue to make acquisitions in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

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
The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g. co-location providers for data servers, storage devices, and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We, and in particular our Registrar service, have experienced an increasing number of computer distributed denial of service attacks which have forced us to shut down certain of our websites, including eNom.com. We have implemented certain defenses against these attacks, but we may continue to be subject to such attacks, and future denial of service attacks may cause all or portions of our websites to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

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
Volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees. Our executive officers have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares or if the exercise prices of the stock options that they hold are significantly above the market price of our common stock. In addition, employees may be more inclined to leave us if the exercise prices on their stock options that they hold are significantly below the market price of our common stock, or if the perceived value of restricted stock awards decline.
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

These covenants could adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default and acceleration of our indebtedness. Furthermore, if the syndicate of commercial banks is unwilling to waive certain covenants, we may be forced to amend our revolving or replace credit facility on terms less favorable than current terms or enter into new financing arrangements. As of December 31, 2012, we had no indebtedness outstanding under this facility, but had outstanding standby letters of credit of approximately $10 million.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $5.62 to $24.57 through February 27, 2013. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of February 27, 2013, we had 86,764,090 shares of common stock outstanding.

Certain stockholders owning a majority of our outstanding shares are party to a stockholders agreement that entitles them to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, certain stockholders, including investors in our preferred stock that converted into common stock as well as current and former employees, are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such stock with the SEC.

In addition, as of December 31, 2012 we have registered approximately 44 million shares reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for shareholders to sell shares of our common stock.

We also have previously and may in the future issue shares of our common stock from time to time as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. We currently have an effective shelf registration statement on file with the SEC which we may use to issue debt or equity securities with an aggregate offering price not to exceed $100 million and under which certain selling stockholders may offer and sell up to 14 million shares of our common stock.
Our previously announced stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

We previously announced a stock repurchase program approved by our board of directors whereby we are authorized to repurchase shares of our common stock. Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs and the availability of adequate funds, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

As a public company, we are subject to compliance initiatives that will require substantial time from our management and result in significantly increased costs that may adversely affect our operating results and financial condition.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other rules implemented by the SEC and the New York Stock Exchange, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management's attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations.    We also expect that these laws and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors, or as executive officers.

We are required to make an assessment of the effectiveness of our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Further, our independent registered public accounting firm was engaged to express an opinion on the effectiveness of our internal controls over financial reporting for our financial year ending December 31, 2012, and we will be required to obtain such an opinion for each subsequent fiscal year thereafter. Section 404 requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting for each fiscal year. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. If we are unable to comply with the requirements of Section 404, management may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to provide the required financial information in a timely reliable manner could materially and adversely impact our financial condition and the trading price of our securities. In addition, we may incur additional expenses and commitment of management's time in connection with further assessments of our compliance with the requirements of Section 404, which could materially increase our operating expenses and adversely impact our operating results.

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

Risks Relating to the Proposed Business Separation

The proposed separation of our business into two distinct publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all.

In February 2013, we announced our intention to pursue the separation of our business into two distinct publicly traded companies (the “Proposed Business Separation”).  The Proposed Business Separation could be delayed or negatively impacted by unanticipated developments, including, without limitation, the incurrence of additional expenses related to completing the Proposed Business Separation, delays in filing and effectiveness of appropriate filings with the SEC, obtaining favorable tax rulings and/or opinions regarding the tax-free nature of the transaction, receipt of regulatory approvals, and completing further due diligence as appropriate, and changes in market conditions. In addition, consummation of the Proposed Business Separation will require final approval from our board of directors. Therefore, we cannot assure that we will be able to complete the Proposed Business Separation on the terms or on the timeline that we announced, if at all.

The Proposed Business Separation may require significant time and attention of our management, may not achieve the intended results, and may present difficulties that could have an adverse effect on us.

In order to position ourselves for the Proposed Business Separation, we are actively considering and pursuing strategic, structural and process actions and initiatives for both businesses.  These actions could lead to disruption of our ongoing operations, loss of, or our inability to recruit, key personnel needed to operate and grow our businesses and complete the Proposed Business Separation, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and suppliers, among other things.  Execution of the Proposed Business Separation will require significant time and attention from management, which may distract management from the operation of our business and the execution of our other initiatives. Our employees may also be distracted due to uncertainty about their future roles with us pending the completion of the Proposed Business Separation. Although the Proposed Business Separation is intended to be a tax-free pro rata distribution to our stockholders, these types of transactions are complex and there are no assurances that there will not be adverse tax liabilities in connection therewith. Further, if the Proposed Business Separation is completed, the transaction may not achieve the intended results. Any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

If completed, the Proposed Business Separation will leave two smaller, less diversified companies. Once separated, these distinct companies may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.

The value of our common stock following completion of the Proposed Business Separation may not equal or exceed the value of our common stock prior to the completion of the Proposed Business Separation.

There can be no assurance that the aggregate trading price of the common stock of the two public companies that would result from the Proposed Business Separation, as may be adjusted for any changes in our capitalization structure, will be equal to or greater than the trading price of our common stock prior to the Proposed Business Separation. Until the market has fully evaluated the two companies separately, the price at which the common stock of the two companies trades may fluctuate significantly. Further, shares of our common stock today will represent an investment in two smaller separate public companies once the Proposed Business Separation is completed. These changes may not meet some stockholders' investment strategies, which could cause investors to sell their shares of our common stock. Excessive selling could cause the relative market price of our common stock to decrease in advance of or following completion of the Proposed Business Separation.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

We do not own any real estate. We currently occupy an aggregate of 65,000 square feet in three locations in Santa Monica, California for our corporate headquarters and that also services a significant portion of Content & Media service offering under leases expiring in April and July 2013.  We have entered into new lease agreements for approximately 70,000 square feet in two locations in Santa Monica, California to provide our new corporate headquarters and to house a significant portion of our Content & Media headcount.  We also lease an approximately 34,000 square-foot facility for the headquarters of our Registrar service offering in Kirkland, Washington and an approximately 27,000 square-foot facility primarily for our Content & Media service offering in Austin, Texas. We also lease sales offices, support facilities and data centers in other locations in North America, South America and Europe. We believe our current and planned data centers and offices will be adequate for the foreseeable future.
Item 3. Legal Proceedings

In April 2011, the Company and eleven other defendants were named in a patent infringement lawsuit filed in the U.S. District Court, Eastern District of Texas.  The plaintiff filed and served a complaint making several claims related to a method for displaying advertising on the Internet.  In May 2011, the Company filed its response to the complaint, denying all liability. The Company is currently engaged in settlement discussions with the plaintiff to resolve this matter. Until this matter is resolved, the Company intends to vigorously defend its position in this matter.

In addition, from time to time Demand Media is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which Demand Media is a party that, in our belief, is likely to have a material adverse effect on Demand Media’s future financial results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading publicly on the New York Stock Exchange under the symbol "DMD" on January 26, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated and on a per-share basis, the high and low intra-day sale prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal Year end December 31, 2012
First Quarter	$7.96	$5.85
Second Quarter	$11.63	$6.47
Third Quarter	$12.50	$9.59
Fourth Quarter	$11.14	$7.93

	High	Low
Fiscal Year end December 31, 2011
First Quarter (beginning January 26, 2011)	$26.46	$18.20
Second Quarter	$27.38	$12.56
Third Quarter	$13.89	$7.12
Fourth Quarter	$8.19	$5.24
Holders of Record
As of February 27, 2013, our common stock was held by approximately 67 stockholders of record and there were 86,764,090 shares of common stock outstanding. Stockholders of record does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
The graph compares the cumulative total return of our common stock for the period starting on January 26, 2011, the date of our initial public offering, and ending on December 31, 2012, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on January 26, 2011, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.
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
The net offering proceeds have been invested in cash and cash equivalents. We have used the net offering proceeds for investments in media content, applications for new gTLDs, international expansion efforts, working capital, product development, sales and marketing activities, general and administrative matters, capital expenditures and to fund acquisitions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following provides information regarding our repurchase of our common stock during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2012	-	-	-	$ [-]
November 1 - November 30, 2012	371,922	8.46	371,922	[-]
December 1 - December 31, 2012	200,440	8.81	200,440	[-]
Total	572,362	8.58	572,362	[-]

As disclosed in a current report on Form 8-K filed on February 16, 2012, our board of directors increased our previously approved stock repurchase program to authorize the repurchase of up to $50.0 million of our common stock as share price, market conditions and other factors warrant.  Under the stock repurchase program, we have cumulatively repurchased a total of approximately 3.4 million shares at a total cost of $26.0 million through December 31, 2012.  The stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See “Liquidity and Capital Resources” in Part II, Item 7 of this report on Form 10-K for further discussion of our share repurchases.

Our revolving credit facility limits our ability to make cash distributions with respect to our equity interests, such as redemptions, cash dividends and share repurchases, based on a defined leverage ratio. See "Liquidity and Capital Resources" in Part II, Item 7 of this report on Form 10-K for further discussion of our long-term debt.

Item 6.    Selected Financial Data
The consolidated statements of operations data for the years ended December 31, 2010, 2011 and 2012, as well as the consolidated balance sheet data as of December 31, 2011 and 2012, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008 and 2009 as well as the consolidated balance sheet data as of December 31, 2008 and 2009 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.
The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2008 (2)	2009	2010	2011(2)	2012(2)
Consolidated Statements of Operations:		(In thousands except per share amounts)
Revenue	$170,250	$198,452	$252,936	$324,866	$380,578
Operating expenses
Service costs (exclusive of amortization of intangible assets)	98,184	114,536	131,332	155,830	181,018
Sales and marketing	15,310	20,044	24,424	37,394	46,501
Product development	14,252	21,657	26,538	38,146	40,708
General and administrative	28,070	28,479	37,371	59,451	63,025
Amortization of intangible assets	33,204	32,152	33,750	47,174	40,676
Total operating expenses	189,020	216,868	253,415	337,995	371,928
Income (loss) from operations	(18,770)	(18,416)	(479)	(13,129)	8,650
Other income (expense)
Interest income	1,636	494	25	56	42
Interest expense	(2,131)	(1,759)	(688)	(861)	(622)
Other income (expense), net	(250)	(19)	(286)	(413)	(111)
Total other income (expense)	(745)	(1,284)	(949)	(1,218)	(691)
Income (loss) before income taxes	(19,515)	(19,700)	(1,428)	(14,347)	7,959
Income tax (expense) benefit	4,612	(2,771)	(3,897)	(4,177)	(1,783)
Net income (loss)	(14,903)	(22,471)	(5,325)	(18,524)	6,176
Cumulative preferred stock dividends	(28,209)	(30,848)	(33,251)	(2,477)	—
Net income (loss) attributable to common stockholders	$(43,112)	$(53,319)	$(38,576)	$(21,001)	$6,176
Net income (loss) per share:(1)
Basic	$(5.27)	$(4.78)	$(2.86)	$(0.27)	$0.07
Diluted	$(5.27)	$(4.78)	$(2.86)	$(0.27)	$0.07
Weighted average number of shares(1)(3)
Basic	8,184	11,159	13,508	78,646	84,553
Diluted	8,184	11,159	13,508	78,646	87,237

(1)
Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2008, 2009, 2010 and 2011, net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during these periods. For the periods where we presented losses, all potentially dilutive common shares comprising of stock options, restricted stock purchase rights, or RSPRs, restricted stock units, warrants and convertible preferred stock are antidilutive. RSPRs and restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. RSPRs and restricted stock units are excluded from the diluted earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested RSPRs and restricted stock units are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

(2)
The Company completed one business acquisition during the year ended December 31, 2012, four business acquisitions during the year ended December 31, 2011 and two business acquisitions during the year ended December 31, 2008.

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

	December 31,

	2008	2009	2010	2011	2012
Consolidated Balance Sheet Data:		(In thousands)
Cash and cash equivalents and marketable securities	$103,496	$49,908	$32,338	$86,035	$102,933
Working capital	64,266	18,961	(4,226)	44,617	67,215
Total assets	526,401	467,790	488,467	590,103	637,997
Long term debt	55,000	10,000	—	—	—
Capital lease obligations, long term	—	488	—	—	793
Convertible preferred stock	373,754	373,754	373,754	—	—
Total stockholders' equity (deficit)	(8,746)	(23,079)	(15,416)	440,266	472,191
Non-GAAP Financial Measures
To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted earnings before interest, taxes, depreciation and amortization, expense, or Adjusted EBITDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted EBITDA financial measure differs from GAAP net income in that it excludes certain expenses such as interest, taxes, other income and expense, depreciation, amortization (including the amortization expense of our finite lived intangible assets related to our investment in media content assets), stock-based compensation, as well as the financial impact of acquisition and realignment costs, the formation expenses directly related to our generic Top Level Domain ("gTLD") initiative, any gains or losses on certain asset sales or dispositions and, when applicable, expenditures incurred in connection with our previously announced plan to explore the separation of the Company into two distinct publicly-traded companies. Acquisition and realignment costs include such items, when applicable, as (1) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (2) legal, accounting and other professional fees directly attributable to acquisition activity, and (3) integration and employee severance payments attributable to acquisition or corporate realignment activities. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP revenue as it reflects our consolidated revenue net of our traffic acquisition costs. Adjusted EBITDA and Revenue ex-TAC are frequently used by securities analysts, investors and others as a common financial measure of our operating performance.
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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted EBITDA for each of the periods presented:

	Year ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$84,821	$107,717	$152,910	$205,450	$246,399
Registrar revenue	85,429	90,735	100,026	119,416	134,179
Less: traffic acquisition costs (TAC)(1)	(7,655)	(10,554)	(12,213)	(12,495)	(19,441)
Total revenue ex-TAC	$162,595	$187,898	$240,723	$312,371	$361,137

Net income (loss)	$(14,903)	$(22,471)	$(5,325)	$(18,524)	$6,176
Add (deduct):
Income tax expense/benefit	(4,612)	2,771	3,897	4,177	1,783
Interest and other expense, net	745	1,284	949	1,218	691
Depreciation and amortization(2)	43,710	47,115	52,016	68,132	60,334
Stock-based compensation(3)	5,970	7,736	9,689	28,856	31,368
Acquisition and realignment costs(4)	1,533	960	779	2,099	446
gTLD expense(5)	—	—	—	—	2,650
Gain on sale of asset(6)	—	(582)	—	—	—
Adjusted EBITDA	$32,443	$36,813	$62,005	$85,958	$103,448

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers' websites.

(2)
Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the years ended December 31, 2011 and 2012 includes $5.9 million and $2.1 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain media content intangible assets from service during those years.

(3)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.

(4)
Acquisition and realignment costs include non-cash purchase accounting adjustments, acquisition-related legal and accounting professional fees and employee severance payments attributable to corporate realignment activities.

(5)	Comprises formation expenses directly related to the Company's gTLD initiative that did not generate associated revenue in 2012.

(6)	Represents a gain recognized on the sale of certain assets included in our GAAP operating results.
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
Overview

We are a diversified Internet media and domain services company. We have developed a leading Internet-based model for the professional creation and distribution of high-quality, commercially valuable, long-lived content at scale, and we operate the world's largest wholesale registrar and the world's second largest registrar overall. Our business is comprised of two service offerings: Content & Media and Registrar. Our Content & Media offering is engaged in creating media content, primarily consisting of text articles and videos, and delivering content along with our social media and monetization tools to our owned and operated websites and mobile applications and to our network of customer websites and their mobile applications. Our Content & Media service offering also includes a portfolio of websites primarily containing advertising listings, which we refer to as undeveloped websites. Our Registrar service is the world’s largest wholesale registrar of Internet domain names and the world’s second largest registrar overall, based on the number of names under management, and provides domain name registration and related value-added services. We are also a leading participant in ICANN's, significant expansion of the number of generic Top Level Domain ("gTLDs"), which is expected to result in the delegation on new gTLDs commencing in 2013.

Our principal operations and decision-making functions are located in the United States. We report our financial results as one operating segment, with two distinct service offerings. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Together, our service offerings provide us with proprietary data that facilitate the creation of commercially valuable, long-lived content, which we combine with broad distribution and targeted monetization capabilities. We currently generate the vast majority of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and licensing and sales of select content and service offerings. Substantially all of our Registrar revenue is derived from domain name registration and related value-added service subscriptions. Our chief operating decision maker regularly reviews revenue for each of our Content & Media and Registrar service offerings in order to gain a greater understanding of the key business metrics driving our business. Accordingly, we report Content & Media and Registrar revenue separately.

In February 2013, we announced that our board of directors authorized a plan to explore separating the Company into two independent, publicly-traded companies: a pure-play Internet-based content and media company and a pure-play domain services company (hereinafter referred to as the “Proposed Business Separation”). We anticipate that the Proposed Business Separation will be structured as a tax-free pro rata distribution to stockholders of new publicly traded shares in the new domain services company. Consummation of the Proposed Business Separation is subject to final approval by our board of directors. Consummation of the Proposed Business Separation also is subject to satisfaction of several conditions, including confirmation of the transaction's tax-free treatment, receipt of listing approval, and the filing and effectiveness of a registration statement on Form 10 with the SEC. We have not yet finalized all of the details of the Proposed Business Separation and there is no assurance that the Proposed Business Separation as described herein will occur.

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

For the years ended December 31, 2010, 2011 and 2012, we reported revenue of $253 million, $325 million and $381 million, respectively.  For the years ended December 31, 2010, 2011 and 2012, our Content & Media offering accounted for

61%, 63% and 65% of our total revenue, respectively, and our Registrar service accounted for 39%, 37% and 35% of our total revenue, respectively.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented:

				2010 to 2011	2011 to 2012
	Year ended December 31,			% Change	% Change
	2010	2011	2012
Content & Media Metrics (1)
Owned & operated
Page views (in millions)	8,234	10,378	13,192	26%	27%
RPM	$13.45	$15.14	$13.53	13%	(11)%
Network of customer websites
Page views (in millions)	13,155	17,436	18,989	33%	9%
RPM	$3.20	$2.77	$3.58	(13)%	29%
RPM ex-TAC	$2.28	$2.06	$2.55	(10)%	24%
Registrar Metrics (1)
End of Period # of Domains (2) (in millions)	11.0	12.7	13.7	15%	8%
Average Revenue per Domain (2)	$9.96	$10.08	$10.19	1%	1%

___________________________________

(1)
For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

(2)
Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at

December 31, 2012 would have increased 13% and average revenue per domain during the year ended December 31, 2012 would have decreased 4%, each compared to the corresponding prior-year period.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance-based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising, where an advertiser pays when the advertising is displayed. For the year ended December 31, 2012, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. Additionally, we recognized significant revenue from our YouTube multi-channel premium video initiative during 2012. We do not expect to generate significant revenue under this agreement in 2013. For the years ended December 31, 2011 and 2012, approximately 33% and 38%, respectively, of our total consolidated revenue was derived from our advertising and content arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

Growth in Content & Media revenue is principally dependent upon growth in page views and RPMs.  Our recent growth in page views has been primarily due to an increase in the number of visitors to our library of content published in 2011 and earlier, the increase in the amount of our content distributed to our network of content partners, and traffic growth from mobile devices.  We believe that there are opportunities to grow our page views by creating and publishing more content in a greater variety of formats on our owned and operated sites as well as expanding our network of customer websites.  Our RPMs are subject to changes in the online advertising marketplace, where we expect ad unit price volatility, which could include lower rates received for certain ad units. Currently, our Content & Media revenue is primarily advertising-based; however, we believe there is an opportunity to diversify our revenue by expanding our paid content services, including offering paid subscriptions to access certain of our media content.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms, some of which have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. Other search engines may deploy similar changes. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com, the Company's largest website. In 2012, Google continued to make changes to its search engine algorithms; however, we do not believe that these changes in the aggregate had an overall negative impact on our traffic. In response to the changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in approximately $5.9 million and $2.1 million of accelerated amortization expense in the years ended December 31, 2011 and 2012, respectively.

We intend to evolve and continuously improve our content creation and distribution platform. During 2011 and 2012, we made certain improvements to this platform including establishment of more stringent criteria for the admission of content creators, an increase in our investment in video, long-form content and images, publication of content directed at international markets and in languages other than English, addition of content production algorithms targeted toward ensuring that each additional unit of content published is unique in relation to existing content units, as well as an expansion of the distribution of our content to our network of customer websites. As we made these improvements to our content creation and distribution platform, we reduced the level of our overall investment in media content in 2012 when compared to 2011. Based on our assessment of the results of these improvements, we increased our investment in media content over the course of 2012. We expect this trend to continue and anticipate increased media content expenditures in 2013 compared to 2012, including additional investment in short-form articles on our owned and operated sites including eHow.com, growth in content published on our network of customer websites and creation of new content formats, including paid content, designed to further diversify our content offering.

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
The growth in our Registrar revenue is dependent upon our ability to attract and retain customers to our Registrar platform through competitive pricing on domain registrations and value added services.  Beginning in the first quarter of 2010 and extending through the third quarter of 2011, we added several customers with large volumes of domains to our Registrar platform.  This resulted in fluctuations in our average revenue per domain over these periods, from which we only recognized revenue on a portion of these domain names while deferring revenue recognition on the remainder.   Beginning July 1, 2011, we adjusted the number of net new domains to include only new registered domains added to our platform for which we have recognized revenue.  Excluding the impact of this change, average revenue per domain during the year ended December 31, 2012 would have decreased 4% compared to the corresponding prior-year period, primarily due to the acquisition of Name.com on December 31, 2012 for which we did not recognize any revenue in 2012. In the near term, we anticipate our average revenue per domain to continue to fluctuate as a result of an increasing mix of large volume customers and the recent acquisition of Name.com.  Due in part to the higher mix of large, higher volume customers in 2012 as compared to 2011, we also expect that the associated service costs as a percentage of revenue will increase when compared to our historical results.

The Internet Corporation for Assigned Names and Numbers, or ICANN, has approved a framework for the significant expansion of the number of gTLDs, which is expected to result in the delegation of new gTLDs commencing in 2013. We believe that such expansion, once completed, could result in an increase in the number of domains registered on our platform commencing in the second half of 2013.  In addition, we believe that the New gTLD Program could also provide us with new revenue opportunities commencing in 2013, which include operating the back-end infrastructure for new gTLD registries and/or owning one or more gTLDs in our own right.

During the year ended December 31, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and third parties in the pursuit of the Company's ownership of certain gTLD operator rights. While there can be no assurance that the Company will be awarded any gTLDs, the Company capitalizes payments made for gTLD applications that are determined to embody probable economic benefit, which are included in other long-term assets at December 31, 2012. During 2013 as part of the New gTLD Program, the Company may receive partial cash refunds for certain gTLD applications, and to the extent the Company elects to sell or dispose of certain gTLD applications throughout the process, it may also incur gains or losses on amounts invested. Gains on the sale of the Company's interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which the Company expects to commence in 2013, gTLD application fees will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life. Other costs incurred by the Company as part of its gTLD initiative and not directly attributable to the acquisition of gTLD operator rights are expensed as incurred.

We expect to incur between $5 million and $10 million of formation expenses related to the New gTLD Program in 2013, and the total amount of our investment at the completion of the New gTLD Program could be substantially higher or lower than the amounts invested to date. Revenue is not expected to commence until the third quarter of 2013 at the earliest.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying Content & Media and Registrar services revenues we generate. In the near term, we expect that the period-over-period growth in our Content & Media revenue will exceed the growth in our Registrar revenue, which would typically provide for higher operating margins. However, we expect that service costs will increase in 2013 compared to 2012 due to the growth of higher volume, lower margin Registrar customers offset by a substantial reduction of costs associated with our premium multi-channel initiative with YouTube. We believe that these factors, together with costs associated with our preparation for new gTLDs becoming available for registration later in 2013, will constrain our operating margin growth in the short-term as we increase our investment in new business initiatives to support future growth.

Our content studio identifies and creates online text articles and videos through a community of freelance creative professionals and is core to our business strategy and long-term growth initiatives. Historically, we have made substantial investments in our platform to support our community of freelance creative professionals and the growth of our content production and distribution and expect to continue to make such investments. As we develop new content formats, we may not be able to attract and retain qualified creative professionals to produce such new content at scale, which may adversely impact our ability to execute against emerging business opportunities or retain existing content creators.

For the year ended December 31, 2012, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is an opportunity in the longer term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. We plan to further expand our operations internationally to address this opportunity by launching new websites and expanding our existing web properties such as eHow en Español and eHow Brasil. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

Basis of Presentation
Revenue

Our revenue is derived from our Content & Media and Registrar service offerings.

Content & Media Revenue

We currently generate substantially all of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and select content and service offerings. Articles and videos, each of which we refer to as a content unit, generate revenue both directly and indirectly. Direct revenue is directly attributable to a content unit, such as advertisements, including sponsored advertising links, display advertisements and in-text advertisements, on the same webpage on which the content is displayed. Beginning in 2013, we also expect to generate direct revenue from paid content subscription services. Indirect revenue is derived primarily by our content library, but is not directly attributable to a specific content unit. Indirect revenue includes advertising revenue generated from our owned and operated websites’ home pages (e.g., home page of eHow.com), topic category webpages (e.g., home and garden category page), user generated article pages that feature content that was not acquired through our proprietary content acquisition process, and to a lesser extent, certain subscription-based revenue. Our revenue generating advertising arrangements, for both our owned and operated websites and our network of customer websites, include cost-per-click performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products and services. We generate revenue from advertisements displayed alongside our content offered to consumers across a broad range of topics and categories on our owned and operated websites and on certain customer websites. Our advertising revenue also includes revenue derived from cost-per-click advertising links we place on undeveloped websites owned by us, which we acquire and sell on a regular basis, and certain of our customers. To a lesser extent, we also generate revenue from our subscription-based offerings, which include our social media applications deployed on our network of customer websites and subscriptions to premium content or services offered on certain of our owned and operated websites.

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

Registrar Revenue

Our Registrar revenue is principally comprised of registration fees charged to resellers and consumers in connection with new, renewed and transferred domain name registrations. In addition, our Registrar also generates revenue from the sale of other value-added services that are designed to help our customers easily build, enhance and protect their domains, including security services, e-mail accounts and web-hosting. Finally, we generate revenue from fees related to auction services we provide to facilitate the selling of third-party owned domains. Our Registrar revenue varies based upon the number of domains registered, the rates we charge our customers and our ability to sell value-added services. We market our Registrar wholesale services under our eNom brand, and our retail registration services under the eNomCentral and Name.com brands, among others.

We expect to commence recognizing revenue from our gTLD initiative in the second half of 2013. The amount, as well as the timing of revenue, is uncertain and is dependent upon whether our applications for gTLDs are approved by ICANN, the outcome of negotiations or auctions to acquire the operating rights for gTLDs applications contested with other participants, and the continued progress of the overall ICANN new gTLD initiative.

Operating Expenses

Operating expenses consist of service costs, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock-based compensation and depreciation expenses associated with our capital expenditures.

Service costs primarily consist of: fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar service; personnel costs related to in-house editorial, customer service and information technology; and certain content production costs. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar service. In the near term, we expect higher overall registration costs as a percentage of revenue due to the recent growth in higher volume, lower margin Registrar customers and the Name.com acquisition as well as increased costs associated with our investment in new business initiatives in 2013, including our preparation for new gTLDs. We also anticipate increased traffic acquisition costs due to growth in network revenue and that content production costs will comprise a lower proportion of total service costs in 2013 compared to 2012, due to the substantial reduction in costs (and revenue) associated with our premium multi-channel video initiative with YouTube.

 Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our Content & Media service, including expenses required to support our direct advertising and content channel sales teams. We currently anticipate that our sales and marketing expenses will continue to increase in the near term as a percent of revenue as we continue to build our sales and marketing organizations and invest in marketing activities to support the growth of our business including our new gTLD initiative.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, our owned and operated websites and future product and service offerings of our Registrar. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, including our gTLD initiative and acquisition of Name.com, but remain relatively flat as a percentage of revenue compared to 2012.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the year ended December 31, 2011 and 2012, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, our allowance for doubtful accounts may increase, which may lead to increased bad debt expense. As we continue to expand our business, we anticipate general and administrative expenses will increase in the near term, primarily due to higher rent expense related to our expansion into new corporate headquarters in Santa Monica in 2013 and professional fees related to the potential separation of our business into two public companies.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models predict to embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of December 31, 2012. We estimate our capitalized content to have a weighted average useful life of 5.1 years as of December 31, 2012. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect intangible amortization expense to be relatively flat in the near term as we reduced our investment in content intangible assets in 2012 as compared to prior years and as a result of our election to remove certain articles from service in 2012, offset by additional amortization of other intangible assets, such as the amortization expense related to the Name.com acquisition in December 2012. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

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

As of December 31, 2012, we had approximately $56.0 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 2.5 years.  Stock-based compensation expense in 2013 is expected to be relatively consistent with 2012 based on the existing unrecognized stock-based compensation expense, but may fluctuate depending on the magnitude of additional stock-based awards that we will make in order to continue to attract and retain employees and in connection with potential business acquisitions.

Interest Expense

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our revolving credit facility. As of December 31, 2012 no principal balance was outstanding under the revolving credit facility.

Interest Income

Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and changes in the value of certain long term investments and, prior to our initial public offering, changes in the fair value of our preferred stock warrant liability. We expect our transaction gains and losses will vary depending upon potential gains or losses on gTLD application negotiations as well as movements in underlying currency exchange rates which could become more significant as we continue to expand internationally. Our preferred stock warrants were net exercised for common stock upon our initial public offering in January 2011 and thus we no longer record changes in the value of the warrants subsequent to that date.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have legal presence, including the United Kingdom, the Netherlands, Canada, and Sweden. More recently we became subject to income taxes in Ireland and Argentina. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on the available information we have taken a full valuation allowance against all of our United States deferred tax assets. However, considering the Company's current year results and forecasted income, there is a possibility that the Company may release its valuation allowance against its deferred tax assets in the next 12 months.
As of December 31, 2012, we had approximately $66 million of federal and $13 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2020 for federal and 2013 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. If an ownership change is deemed to have occurred as a result of our initial public offering, potential near term utilization of these assets could be reduced.

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

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, capitalization and useful lives associated with our intangible assets, including our internal software and website development and content costs, income taxes, stock-based compensation and the recoverability of our goodwill and long-lived assets including our media content portfolio and gTLD applications, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Subscription and Social Media Services
Subscription services revenue is generated through the sale of membership fees paid to access content available on certain owned and operated websites, such as Trails.com. Historically, the majority of the memberships ranged from six to twelve month terms, and generally renew automatically at the end of the membership term, if not previously canceled.
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
Social media service arrangements may contain multiple elements, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings and consulting services. To the extent that consulting services have value on a standalone basis and there is objective and reliable evidence of social media services, we allocate revenue to each element based upon each element's objective and reliable evidence of fair value. Objective and reliable evidence of fair value for all elements of a service arrangement is based upon our normal pricing and discounting practices for those services when such services are sold separately. To date, substantially all consulting services entered into concurrently with the original social media service arrangements are not treated as separate deliverables as such services are essential to the functionality of the hosted social media services and do not have value to the customer on a standalone basis. Such fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. Fees for other items are recognized as follows:

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
We determine the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. We periodically review the estimated customer life and when events or changes in circumstances, such as significant customer attrition relative to expected historical or projected future results, occur. Outside consulting services performed for customers on a standalone basis are recognized ratably as services are performed at contractual rates.
Registrar
Domain Name Registration Fees
Registration fees charged to third parties in connection with new, renewed and transferred domain name registrations are recognized on a straight line basis over the registration term, which ranges from one to ten years. Payments received in advance of the domain name registration term are included in deferred revenue in our consolidated balance sheets. The registration term and related revenue recognition commences once we confirm that the requested domain name has been recorded in the appropriate registry under accepted contractual performance standards. Associated direct and incremental costs, which principally consist of registry and ICANN fees, are also deferred and expensed as service costs on a straight line basis over the registration term.
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
Auction Service Revenue
Domain name auction service revenue represents fees received from facilitating the sale of third-party owned domains through an online bidding process primarily through NameJet, a domain name aftermarket auction company. While certain names sold through the auction process are registered on our Registrar platform upon sale, we have determined that auction revenue and related registration revenue represent separate units of accounting, given that the domain name has value to the customers on a standalone basis and there is objective and reliable evidence of the fair value of the registration service. We recognize the related registration fees on a straight-line basis over the registration term. We recognize the bidding portion of auction revenues upon sale, net of payments to third parties since we are acting as an agent only.
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

•
customers who syndicate the Company's content over their websites in exchange for a share of related advertising revenue. Accounts receivable from our customers are recorded at the revenue share as reported by our customers and are due within 30 to 45 days; and

•	certain domain reseller customers of our Registrar service offering.
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
Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2012, we determined that we have three reporting units. For 2012, in accordance with amended FASB guidance for goodwill impairment testing, the Company performed a qualitative assessment for its reporting units which management estimates each have fair values that significantly exceed their respective carrying values. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units' carrying amounts since the most recent impairment tests. For each reporting unit, the Company considered assumptions about sales, operating margins, and growth rates which are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. The Company also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units. Based on this qualitative assessment and considering the aggregation of these factors, the Company concluded that for each of its three reporting units, it is more likely than not that the fair value of each reporting unit exceeds its carrying amount and that it was therefore unnecessary to perform the two-step impairment test.
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
Advertising revenue generated from the deployment of our media content makes up a significant element of our business such that amounts we record in our financial statements related to our content are material. Significant judgment is required in estimating the useful life of our content. Changes from the five year useful life we currently use to amortize our capitalized content would have a significant impact on our financial statements. For example, if underlying assumptions were to change such that our estimate of the weighted average useful life of our media content was higher by one year from January 1, 2012, our net income would increase by approximately $5 million for the year ended December 31, 2012, and our net income would decrease by approximately $4 million should the weighted average useful life be reduced by one year. We periodically assess the useful life of our content, and when adjustments in our estimate of the useful life of content are required, any changes from prior estimates are accounted for prospectively.
Recoverability of Long-lived Assets
We evaluate the recoverability of our intangible assets, and other long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners such as Google on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrates continuing losses associated with the use of our long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long-lived assets, including (i) the nature of the direct and any indirect revenues generated by the assets; (ii) the interdependency of the revenues generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenues, operating margins, economic life of assets, overheads, taxation and discount rates. To date, we have not recognized any such impairment loss associated with our long-lived assets.
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
Stock-based Compensation
We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service and/or performance based vesting conditions, the fair value is estimated using the Black-Scholes option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat share-based payment awards, other than performance awards, with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options, restricted stock units, restricted stock awards and restricted stock purchase rights.
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
Under the Company's Employee Stock Purchase Plan (the "ESPP"), eligible officers and employees may purchase a limited amount of our common stock at a discount to the market price in accordance with the terms of the plan as described in Note 11 (Share-based Compensation Plans and Awards) to our consolidated financial statements. The Company uses the Black-Scholes option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

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

	Year ended December 31,
	2010	2011	2012
	(In thousands)
Revenue	$252,936	$324,866	$380,578
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	131,332	155,830	181,018
Sales and marketing	24,424	37,394	46,501
Product development	26,538	38,146	40,708
General and administrative	37,371	59,451	63,025
Amortization of intangible assets	33,750	47,174	40,676
Total operating expenses	253,415	337,995	371,928
Income (loss) from operations	(479)	(13,129)	8,650
Other income (expense)
Interest income	25	56	42
Interest expense	(688)	(861)	(622)
Other income (expense), net	(286)	(413)	(111)
Total other expense	(949)	(1,218)	(691)
Income (loss) before income taxes	(1,428)	(14,347)	7,959
Income tax expense	(3,897)	(4,177)	(1,783)
Net income (loss)	(5,325)	(18,524)	6,176
Cumulative preferred stock dividends	(33,251)	(2,477)	—
Net income (loss) attributable to common shareholders	$(38,576)	$(21,001)	$6,176

(1)	Depreciation expense included in the above line items:

Service costs	$14,783	$16,075	$14,452
Sales and marketing	187	423	453
Product development	1,346	1,466	1,025
General and administrative	1,950	2,994	3,728
Total depreciation expense	$18,266	$20,958	$19,658

(2)	Stock-based compensation included in the above line items:

Service costs	$868	$2,052	$2,820
Sales and marketing	2,379	4,857	6,118
Product development	1,692	5,013	6,452
General and administrative	4,750	16,934	15,978
Total stock-based compensation	$9,689	$28,856	$31,368

As a percentage of revenue:

	Year ended December 31,
	2010	2011	2012
Revenue	100.0%	100.0%	100.0%
Operating expenses:		—	—
Service costs (exclusive of amortization of intangible assets)	51.9%	48.0%	47.6%
Sales and marketing	9.7%	11.5%	12.2%
Product development	10.5%	11.7%	10.7%
General and administrative	14.8%	18.3%	16.6%
Amortization of intangible assets	13.3%	14.5%	10.7%
Total operating expenses	100.2%	104.0%	97.7%
Income (loss) from operations	(0.2)%	(4.0)%	2.3%
Other income (expense)		—	—
Interest income	—%	—%	—%
Interest expense	(0.3)%	(0.3)%	(0.2)%
Other income (expense), net	(0.1)%	(0.1)%	—%
Total other expense	(0.4)%	(0.4)%	(0.2)%
Income (loss) before income taxes	(0.6)%	(4.4)%	2.1%
Income tax expense	(1.5)%	(1.3)%	(0.5)%
Net income (loss)	(2.1)%	(5.7)%	1.6%

Revenue

Revenue by service line was as follows:

				% Change
	Year Ended December 31,
				2010 to 2011	2011 to 2012
	2010	2011	2012
	(In thousands)
Content & Media:
Owned and operated websites	$110,770	$157,089	$178,511	42%	14%
Network of customer websites	42,140	48,361	67,888	15%	40%
Total Content & Media	152,910	205,450	246,399	34%	20%
Registrar	100,026	119,416	134,179	19%	12%
Total revenue	$252,936	$324,866	$380,578	28%	17%

Content & Media Revenue from Owned and Operated Websites

2012 compared to 2011. Content & Media revenue from our owned and operated websites increased by $21.4 million, or 14%, to $178.5 million for the year ended December 31, 2012, as compared to $157.1 million for the same period in 2011. The increase was largely due to increased page views partially offset by decreased RPMs. Page views on our owned and operated websites increased by 27%, from 10,378 million page views in the year ended December 31, 2011 to 13,192 million page views in the year ended December 31, 2012. RPMs on our owned and operated websites decreased by 11%, from $15.14 in the year ended December 31, 2011 to $13.53 in the year ended December 31, 2012. The page view increase included the impact of a website product enhancement we implemented in the second quarter of 2011 with respect to the presentation of photo-centric content on certain of the Company's owned and operated sites, which did not impact advertising impressions. Excluding the impact of such change, we estimate that during the year ended December 31, 2012, page views would have increased approximately 19% and RPMs would have decreased 4%, compared to the corresponding prior year. The remaining increase in underlying page views was due primarily to growth in traffic, including rapid growth in traffic from mobile devices, to our content published during or before 2011 on our largest owned and operated websites including eHow.com and

Cracked.com. The underlying decrease in RPMs was primarily attributable to relatively higher growth in page views driven from mobile devices which currently generate lower RPMs as compared to those generated from desktop devices.

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

Content & Media Revenue from Network of Customer Websites

2012 compared to 2011. Content & Media revenue from our network of customer websites for the year ended December 31, 2012 increased by $19.5 million, or 40%, to $67.9 million, as compared to $48.4 million in the same period in 2011. The increase was largely due to growth in both page views and RPMs. Page views on our network of customer websites increased by 1,553 million, or 9%, from 17,436 million page views in the year ended December 31, 2011, to 18,989 million pages viewed in the year ended December 31, 2012. The increase in page views was due primarily to the acquisition of IndieClick on August 8, 2011, which contributed approximately 7.5 billion page views during the year ended December 31, 2012 compared to approximately 3.1 billion in 2011 as well as growth in content channel arrangements where we deploy our content to third party customer websites. These increases were partially offset by a decrease in reported page views associated with our social media customers. RPMs increased 29% from $2.77 in the year ended December 31, 2011 to $3.58 in the year ended December 31, 2012. The increase in RPMs was largely due to higher revenue earned under the premium multi-channel initiative with YouTube, growth in content channel arrangements and the decline in page views from lower yielding social media customers.

2011 compared to 2010. Content & Media revenue from our network of customer websites for the year ended December 31, 2011 increased by $6.2 million, or 15%, to $48.4 million, as compared to $42.1 million in the same period in 2010. The increase was largely due to growth in page views, offset by a decline in RPMs. Page views on our network of customer websites increased by 4,281 million, or 33%, from 13,155 million page views in the year ended December 31, 2010, to 17,436 million pages viewed in the year ended December 31, 2011. The increase in page views was due primarily to the acquisition of IndieClick on August 8, 2011, which contributed 3.1 billion page views during the period, growth in publishers utilizing our social media applications and growth in content channel arrangements where we deploy our content to third party customer websites. RPMs decreased 13% from $3.20 in the year ended December 31, 2010 to $2.77 in the year ended December 31, 2011. The decrease in RPMs was largely due to a mix shift toward lower RPM page views such as IndieClick and our social media customers, as well as slight declines in advertising yields from our advertising networks relating to our customers' undeveloped websites.

Registrar Revenue

Registrar revenue for the year ended December 31, 2012 increased $14.8 million, or 12%, to $134.2 million compared to $119.4 million for the same period in 2011. The increase was largely due to an increase in domains, which were attributable in large part to an increased number of new domain registrations and domain renewal registrations in 2012 compared to 2011, as well as an overall increase in our average revenue per domain. The number of domain registrations increased 1.0 million, or 8%, to 13.7 million during the year ended December 31, 2012 as compared to 12.7 million in the same period in 2011. The increase was driven by new partnerships with large reseller partners and growth from existing resellers. Our average revenue per domain increased slightly by $0.11, or 1%, to $10.19 during the year ended December 31, 2012 from $10.08 in the same period in 2011 due in part to an increase in value added services revenue as compared to 2011.

Beginning July 1, 2011, the number of net new domains has been adjusted to include only new registered domains added to our platform for which we have recognized revenue. Excluding the impact of this change, end of period domains at December 31, 2012 would have increased 13% compared to the prior year and average revenue per domain during the year ended December 31, 2012 would have decreased 4% compared to the prior year, primarily due to the acquisition of Name.com on December 31, 2012 for which we did not recognize any revenue in 2012.

2011 compared to 2010. Registrar revenue for the year ended December 31, 2011 increased $19.4 million, or 19%, to $119.4 million compared to $100.0 million for the same period in 2010. The increase was largely due to an increase in domains, which were attributable in large part to an increased number of new domain registrations and domain renewal registrations in 2011 compared to 2010, as well as an overall increase in our average revenue per domain. The number of domain registrations increased 1.7 million, or 15%, to 12.7 million during the year ended December 31, 2011 as compared to 11.0 million in the same period in 2010 driven by new partnerships with large domain owners and growth from existing resellers. Our average revenue per domain increased slightly by $0.12, or 1%, to $10.08 during the year ended December 31, 2011 from $9.96 in the same period in 2010 due in part to an increase in value added services revenue as compared to 2010.

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

Cost and Expenses

Operating costs and expenses were as follows:

				% Change
	Year ended December 31,
				2010 to 2011	2011 to 2012
	2010	2011	2012
	(in thousands)
Service costs (exclusive of amortization of intangible assets)	$131,332	$155,830	$181,018	19%	16%
Sales and marketing	24,424	37,394	46,501	53%	24%
Product development	26,538	38,146	40,708	44%	7%
General and administrative	37,371	59,451	63,025	59%	6%
Amortization of intangible assets	33,750	47,174	40,676	40%	(14)%

 Service Costs

2012 compared to 2011.  Service costs for the year ended December 31, 2012 increased by approximately $25.2 million, or 16%, to $181.0 million compared to $155.8 million in the same period in 2011. The increase was largely due to a $15.0 million increase in domain registry fees associated with our growth in domain registrations and related revenue over the same period, a $6.9 million increase in traffic acquisition costs primarily related to the acquisition of IndieClick in August 2011, a $3.6 million increase in content and related costs including premium video, a $1.5 million increase in related information technology expense and a $0.9 million increase in personnel and related costs due to increased head count. These increases were partially offset by a $1.6 million decrease in depreciation expense of technology assets purchased in the prior and current periods that are used to manage our Internet traffic, data centers, advertising transactions and domain registrations. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) decreased 40 basis points to 47.6% for the year ended December 31, 2012 from 48.0% during the same period in 2011 primarily due to Content & Media revenues representing a higher percentage of total revenues during the year ended December 31, 2012 as compared to the same period in 2011.

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

Sales and Marketing

2012 compared to 2011. Sales and marketing expenses increased 24%, or $9.1 million, to $46.5 million for the year ended December 31, 2012 from $37.4 million for the same period in 2011. The increase was primarily due to our direct sales and marketing efforts in 2012 and acquisition of IndieClick in August 2011 and included a $4.1 million increase in personnel related costs, including stock-based compensation expense and sales commissions and $4.9 million related to expansion of marketing and promotional activities to support growth in our Content and Media business. Stock-based compensation expense in 2012 included $0.3 million incremental expense related to the early termination of a warrant issued in 2011 as part of the website development, endorsement and license agreement with Bankable Enterprises, Inc. As a percentage of revenue, sales and marketing expense increased 70 basis points to 12.2% during the year ended December 31, 2012 from 11.5% during the same period in 2011.

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

Product Development

2012 compared to 2011. Product development expenses increased by $2.6 million, or 7%, to $40.7 million during the year ended December 31, 2012 compared to $38.1 million in the same period in 2011. The increase was largely due to an approximately $2.8 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development. These costs increased as a result of our decision to hire additional employees to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings as well as our new gTLD initiative. These costs were partially offset by a $0.4 million decrease in depreciation expense. As a percentage of revenue, product development expenses decreased 100 basis points to 10.7% during the year ended December 31, 2012 compared to 11.7% during the same period in 2011 due to the factors described above as well as the revenue growth during the same period.

2011 compared to 2010.  Product development expenses increased by $11.6 million, or 44%, to $38.1 million during the year ended December 31, 2011 compared to $26.5 million in the same period in 2010. The increase was largely due to approximately $9.1 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development, due to additional headcount to further develop our platform, our owned and operated websites, and to support and grow our Registrar product and service offerings. The remaining increase was largely attributable to additional consultant and associated costs of $2.2 million incurred to develop and enhance new and existing products to support the growth in our business, as well as a $0.1 million increase in depreciation expense. The stock-based compensation expense for the year ended December 31, 2011 included a one-time charge of $0.4 million related to certain stock awards vesting on certain conditions related to our initial public offering. As a percentage of revenue, product development expenses increased 120 basis points to 11.7% during the year ended December 31, 2011 compared to 10.5% during the same period in 2010.

General and Administrative

2012 compared to 2011. General and administrative expenses increased by $3.6 million, or 6%, to $63.0 million during the year ended December 31, 2012 compared to $59.5 million in the same period in 2011. The increase was primarily due to a $1.5 million increase in professional services and consulting fees primarily related to our public company compliance initiatives and business acquisitions, a $0.5 million increase in facilities and rent expense for additional office space and a $0.7 million increase in depreciation expense. As a percentage of revenue, general and administrative costs decreased 170 basis points to 16.6% during the year ended December 31, 2012 compared to 18.3% during the same period in 2011.

2011 compared to 2010.  General and administrative expenses increased by $22.1 million, or 59%, to $59.5 million during the year ended December 31, 2011 compared to $37.4 million in the same period in 2010. The increase was primarily due to a $15.8 million increase in personnel related costs, inclusive of a $12.2 million increase stock-based compensation expense, due to additional headcount to support the growth of our business and the first year as a public company, a $1.7 million increase in professional fees primarily related to our public company compliance initiatives and business acquisitions, a $1.9 million increase in facilities and rent expense for additional office space and a $1.0 million increase in depreciation expense. The stock-based compensation expense for the year ended December 31, 2011 included a one-time charge of $4.6 million related to certain stock awards vesting on certain conditions related to our initial public offering. As a percentage of revenue, general and administrative costs increased 350 basis points to 18.3% during the year ended December 31, 2011 compared to 14.8% during the same period in 2010.

Amortization of Intangibles

2012 compared to 2011. Amortization expense for the year ended December 31, 2012 decreased by $6.5 million, or 14%, to $40.7 million compared to $47.2 million in the same period in 2011. The decrease was primarily due to $5.9 million of accelerated amortization expense in the year ended December 31, 2011 compared to $2.1 million in the year ended December 31, 2012 resulting from our election to remove certain content assets from service in conjunction with improvements to our content creation and distribution platform. The remaining movement is mainly due to a reduction in amortization expense of media content related to the reduction in investment levels in 2012 compared to previous years as well as a reduction from fully amortized intangible assets acquired in business acquisitions in prior years, partially offset by incremental amortization expense of approximately $1.0 million in 2012 compared to 2011 relating to the four business acquisitions completed throughout 2011. As a percentage of revenue, amortization of intangible assets decreased 380 basis points to 10.7% during the year ended December 31, 2012 compared to 14.5% during the same period in 2011 as a result of the increase in revenue and the factors listed above.

2011 compared to 2010.  Amortization expense for the year ended December 31, 2011 increased by $13.4 million, or 40%, to $47.2 million compared to $33.8 million in the same period in 2010. The increase was primarily due to a $15.5 million increase in amortization of media content which resulted from our increased investment in our content library during 2011 compared to 2010, $5.9 million of accelerated amortization expense resulting from our election to remove certain content assets from service in the fourth quarter of 2011 in conjunction with improvements to our content creation and distribution platform and incremental amortization expense of $1.4 million in the period arising from acquisitions completed in 2011. Offsetting this was a decrease of $3.5 million in the amortization of certain intangible assets primarily acquired via acquisitions in prior years that are now fully amortized.  As a percentage of revenue, amortization of intangible assets increased 120 basis points to 14.5% during the year ended December 31, 2011 compared to 13.3% during the same period in 2010 as the result of the factors listed above.

Interest Income

Interest income for the year ended December 31, 2012 and 2011, respectively, changed by less than $0.1 million compared to the same period in the prior year.

Interest Expense

2012 compared to 2011. Interest expense for the year ended December 31, 2012 decreased by $0.2 million compared to the same period in 2011 primarily due to a one-time acceleration of the unamortized debt issuance costs following the replacement of our credit facility in the third quarter of 2011.

2011 compared to 2010.   Interest expense for the year ended December 31, 2011 increased by $0.2 million compared to the same period in 2010 primarily due to a one-time acceleration of the unamortized debt issuance costs following the replacement of our credit facility in the third quarter of 2011.

Other Income (Expense), Net

2012 compared to 2011. Other income (expense), net for the year ended December 31, 2012 decreased by $0.3 million to $(0.1) million of expense compared to $(0.4) million in the same period in 2011. The decrease in other income (expense) net during the year ended December 31, 2012 was primarily a result of a non-recurring $0.3 million of expense in 2011 related to the change in the value of our preferred stock warrants which were recorded at fair value with changes in value recorded in earnings through the closing date of our initial public offering.

2011 compared to 2010.  Other income (expense), net for the year ended December 31, 2011 increased by $0.1 million to $(0.4) million of expense compared to $(0.3) million in the same period in 2010. The increase in other income (expense) net during the year ended December 31, 2011 was primarily a result of the change in the value of our preferred stock warrants which were recorded at fair value with changes in value recorded in earnings through the closing date of our initial public offering.

Income Tax (Benefit) Provision

2012 compared to 2011. During the year ended December 31, 2012, we recorded an income tax provision of $1.8 million compared to $4.2 million during the same period in 2011, representing a $2.4 million or 57% decrease. The decrease was primarily due to changes in state apportionment and revenue sourcing laws that became effective in 2012. In addition, we experienced a one-time tax savings as a result of settling a tax issue in a foreign jurisdiction.

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

Selected Quarterly Financial Data
The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2011 and 2012, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
	Unaudited
Revenue:
Content & Media:
Owned and operated websites	$40,524	$39,095	$38,298	$39,172	$39,348	$44,990	$45,377	$48,796
Network websites	11,328	10,727	12,446	13,860	14,615	14,677	18,759	19,837
Total Content & Media	51,852	49,822	50,744	53,032	53,963	59,667	64,136	68,633
Registrar	27,671	29,633	30,729	31,383	32,271	33,388	34,011	34,509
Total revenue	79,523	79,455	81,473	84,415	86,234	93,055	98,147	103,142
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)(3)	37,654	37,869	40,109	40,198	41,262	44,367	46,524	48,865
Sales and marketing	9,583	9,286	9,200	9,325	10,393	11,660	11,625	12,823
Product development	9,251	9,642	9,791	9,462	10,124	10,587	10,278	9,719
General and administrative	17,024	13,787	14,837	13,803	15,395	15,754	15,705	16,171
Amortization of intangible assets	10,203	9,750	10,828	16,393	11,956	9,759	9,501	9,460
Total operating expenses	83,715	80,334	84,765	89,181	89,130	92,127	93,633	97,038
Income (loss) from operations	(4,192)	(879)	(3,292)	(4,766)	(2,896)	928	4,514	6,104
Other income (expense)
Interest income	42	5	5	4	15	10	9	8
Interest expense	(162)	(163)	(385)	(151)	(137)	(173)	(155)	(157)
Other income (expense), net	(257)	(2)	(79)	(75)	(19)	(45)	(13)	(34)
Total other expense	(377)	(160)	(459)	(222)	(141)	(208)	(159)	(183)
Income (loss) before income taxes	(4,569)	(1,039)	(3,751)	(4,988)	(3,037)	720	4,355	5,921
Income tax expense	(1,013)	(1,332)	(394)	(1,438)	1,195	(626)	(1,180)	(1,172)
Net income (loss)	(5,582)	(2,371)	(4,145)	(6,426)	(1,842)	94	3,175	4,749
Cumulative preferred stock dividends	(2,477)	—	—	—	—	—	—	—
Net income (loss) attributable to common stockholder	$(8,059)	$(2,371)	$(4,145)	(6,426)	$(1,842)	$94	$3,175	4,749

Net income (loss) per share:
Basic	$(0.13)	$(0.03)	$(0.05)	$(0.08)	$(0.02)	$—	$0.04	$0.06
Diluted	$(0.13)	$(0.03)	$(0.05)	$(0.08)	$(0.02)	$—	$0.04	$0.05
Weighted average shares outstanding(4)(5):
Basic	63,759	83,088	83,934	83,592	82,942	83,925	85,182	86,140
Diluted	63,759	83,088	83,934	83,592	82,942	86,802	88,751	88,444

(1) Depreciation expense included in the above line items:
Service costs	$4,044	$4,149	$4,112	$3,770	$3,650	$3,552	$3,587	$3,663
Sales and marketing	72	115	109	127	134	106	105	108
Product development	321	438	399	308	282	271	234	238
General and administrative	572	878	683	861	898	899	906	1,025
Total depreciation expense	$5,009	$5,580	$5,303	$5,066	$4,964	$4,828	$4,832	$5,034
(2) Stock-based compensation included in the above line items:
Service costs	$237	$347	$757	$711	$708	$761	$672	$679
Sales and marketing	900	1,136	1,405	1,416	1,536	1,585	1,400	1,597
Product development	1,116	1,130	1,403	1,364	1,688	2,085	1,396	1,283
General and administrative	6,674	2,807	4,190	3,263	3,459	4,118	4,578	3,823
Total stock-based compensation	$8,927	$5,420	$7,755	$6,754	$7,391	$8,549	$8,046	$7,382
(3) Service costs include: traffic acquisitions costs of	$3,190	$2,813	$3,381	$3,111	$3,379	$4,380	$5,350	$6,332

(4)	For a description of the method used to compute our basic and diluted net loss per share, refer to note 1 in Part II, Item 6, "Selected Financial Data."

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

Liquidity and Capital Resources

As of December 31, 2012, our principal sources of liquidity were our cash and cash equivalents in the amount of $102.9 million, which primarily are invested in money market funds, and our $105 million revolving credit facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our revolving credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both our service offerings, the net sales and purchases of our marketable securities and more recently our investments in gTLD applications.

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to enhance our content product offerings. In 2012 such changes included increasing our investment in video, long-form content and images, publishing content directed at international markets and in languages other than English, as well as increasing and expanding distribution of our content to our network of customer websites. As we made improvements and assessed the impact of such improvements to our content creation and distribution platform we reduced the level of our overall investment in media content in 2012 when compared to 2010 and 2011. However, based on our assessment of the results to date, we expect to increase our investment in media content during 2013 compared to 2012.

In connection with our gTLD initiative under the New gTLD Program, we incurred formation cash costs of $2.2 million and expect to incur further formation costs of between $5 million and $10 million in 2013. We also made $18.2 million of capital investment in gTLD applications in the year ended December 31, 2012 and the net amount of capital investment incurred in our pursuit of gTLD operator rights in 2013 could be substantially higher or lower as the New gTLD Program progresses.

Since our inception through December 31, 2012 we also used significant cash to make strategic acquisitions to further grow our business, including those detailed in Note 13 (Business Acquisitions) to our consolidated financial statements. We may make further acquisitions in the future.

We announced a $25 million stock repurchase plan on August 19, 2011 which was further increased on February 8, 2012 to $50 million. Under the plan, the Company is authorized to repurchase up to $50 million of its common stock from time to time in open market purchases or in negotiated transactions. During the year ended December 31, 2012, we repurchased 1.1 million shares at an average price of $8.02 per share for an aggregate amount of $8.9 million and approximately $24 million remains available under the repurchase plan at December 31, 2012. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

We entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks in August 2011. The Credit Agreement provides for a $105 million, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate. The syndicate of commercial banks under the Credit Agreement has no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio. As of December 31, 2012, no principal balance was outstanding and approximately $95 million was available for borrowing under the Credit Agreement, after deducting the face amount of outstanding standby letters of credit, and we were in compliance with all covenants.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Year ended December 31,
	2010	2011	2012
	(In thousands)
Net cash provided by operating activities	$61,624	$85,349	$90,983
Net cash used in investing activities	(66,296)	(98,539)	(67,482)
Net cash provided by (used in) financing activities	(10,537)	66,936	(6,566)

Cash Flow from Operating Activities

Year ended December 31, 2012

Net cash inflows from our operating activities was $91.0 million, an increase of 7% or $5.6 million compared to the prior year. Our net income during the period was $6.2 million, which included non-cash charges of $93.4 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of the movement in our cash flow from operating activities was from changes in our working capital, including increases in deferred revenue, accounts payable and accrued expenses of $10.6 million, offset in part by increases in accounts receivable and deferred registration costs of $21.0 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of increases in amounts due to certain vendors and our employees resulting from growth in our business. The increase in our accounts receivable reflects growth in advertising revenue including a higher mix of balances from brand advertising sales.
Year ended December 31, 2011
Net cash inflows from our operating activities was $85.3 million, an increase of 38% or $23.7 million compared to the prior year. Our net loss during the period was $(18.5) million, which included non-cash charges of $100.4 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including increases in deferred revenue, accounts payable and accrued expenses of $14.8 million, offset in part by increases in accounts receivable, deferred registration costs and deposits with registries of $13.3 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of increases in amounts due to certain vendors and our employees resulting from growth in our business. The increase in our accounts receivable reflects growth in advertising revenue including a higher mix of balances from brand advertising sales.
Year ended December 31, 2010
Net cash inflows from our operating activities of $61.6 million primarily resulted from improved operating performance. Our net loss during the year was $5.3 million, which included non-cash charges of $64.3 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash inflows was from changes in our working capital, including deferred revenue and accrued expenses of $17.6 million, offset by net cash outflows from deferred registry fees and accounts receivable of $16.9 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of significant amounts due to certain vendors and our employees. The increase in our accounts receivable reflects growth in advertising revenue.

 Cash Flow from Investing Activities

Year ended December 31, 2010, 2011 and 2012

Net cash used in investing activities was $67.5 million, $98.5 million and $66.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. Cash used in investing activities during the year ended December 31, 2012, 2011 and 2010 included investments in our intangible assets of $13.2 million, $49.3 million and $47.2 million, respectively, primarily comprising media content. Cash used in investing activities included investments in property and equipment of $17.7 million, $18.2 million and $21.4 million during the year ended December 31, 2012, 2011 and 2010. These expenditures included investments in servers and IT equipment, fixtures and fittings, leasehold improvements and internally developed software. Cash flows from investing activities in 2012 also included $16.2 million related to business acquisitions made in 2012 as described in Note 13 (Business Acquisitions) to our consolidated financial statements, as well as $1.3 million of deferred consideration for acquisitions made in prior years. Business acquisitions made during the year ended December 31, 2012 included Name.com for total anticipated purchase consideration of $18.0 million. Name.com was acquired to expand our registrar platform as we prepare for the historic release of new gTLDs. Business acquisitions made during the year ended December 31, 2011 included RSS Graffiti for total purchase consideration of $16.3 million and IndieClick Media Group for total purchase consideration of $13.0 million. RSS Graffiti was acquired to enhance our social media service offering and the IndieClick Media Group was acquired to expand our sales organization with particular focus on online properties in the entertainment, music, film, fashion and comedy categories. Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was largely to support the growth of our business and infrastructure during these periods.

Cash Flow from Financing Activities

Year ended December 31, 2010, 2011 and 2012

Net cash provided by (used in) financing activities was $(6.6) million, $66.9 million and $(10.5) million during the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012 and 2011, we repurchased 1.1 million and 2.3 million shares of common stock at a cost of $8.9 million and $17.1 million, respectively, under our share repurchase plan. During the years ended December 31, 2012 and 2011 we received proceeds of $12.5 million and $7.6 million from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan and we incurred $9.5 million and $0.7 million of costs related to net taxes paid on employee stock options exercises and RSUs vesting. Cash provided from financing activities in the year ended December 31, 2011 included $78.5 million in net proceeds from our IPO net of issuance costs of $3.3 million paid in that period. We also incurred $1.0 million of costs related to the replacement of our previous credit facility with our Credit Agreement in 2011 which provides for a $105 million, five year revolving loan facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate. The syndicate of commercial banks under the Credit Agreement has no obligation to fund any increase in the size of the facility.

During the year ended December 31, 2010 we paid down the remaining $10.0 million outstanding under our revolving credit facility at that time.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2010, 2011 and 2012, we used $21.4 million, $18.2 million and $17.7 million in cash to fund capital expenditures to create internally developed software and purchase equipment. We currently anticipate making capital expenditures of between $20 million and $30 million during the year ending December 31, 2013.

 Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2012:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$26,944	$4,044	$9,040	$6,995	$6,865
Capital lease obligations	1,528	735	793	—	—
Purchase obligations(1)	466	466	—	—	—
Total contractual obligations	$28,938	$5,245	$9,833	$6,995	$6,865

(1)	consists of minimum contractual purchase obligations for undeveloped websites with one of our partners.
Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various non-cancelable operating leases that expire between January 2013 and April 2019.
We have no debt obligations, other than our $105.0 million revolving credit facility for general corporate purposes, which currently has no outstanding principal borrowings. At December 31, 2012, we had outstanding standby letters of credit for approximately $9.6 million primarily associated with certain payment arrangements with domain name registries and landlords.
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

Concentrations of Credit Risk

As of December 31, 2012, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and three foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2011 and December 31, 2012, one customer accounted for more than 10% of our consolidated accounts receivable balance:

	December 31, 2011	December 31, 2012
Google, Inc.	27%	26%

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures.

        Our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2012, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders (the "2013 Proxy Statement") to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.
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

Item 11.    Executive Compensation
The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

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
4.1
Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

4.2
Third Amended and Restated Stockholders' Agreement, by and among Demand Media, Inc., and the stockholders listed on Exhibit A thereto, dated March 3, 2008 (incorporated by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

4.2A
Amendment No. 1 to Third Amended and Restated Stockholders' Agreement, dated October 21, 2010 (incorporated by reference to Exhibit 4.03 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

4.2B
Waiver of Registration Rights and Amendment to Stockholders' Agreement, dated August 24, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

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

10.16	†
Demand Media, Inc. 2010 Incentive Award Plan, adopted August 3, 2010 (incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.17	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.18	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011)

10.19	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

10.20	†
Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated August 3, 2010 (incorporated by reference to Exhibit 10.31 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.21	†
Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.22	†
Employment Agreement between Demand Media, Inc. and Richard Rosenblatt, dated August 5, 2010 (incorporated by reference to Exhibit 10.08 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.23	†
Employment Agreement between Demand Media, Inc. and Charles Hilliard, dated August 5, 2010 (incorporated by reference to Exhibit 10.09 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.24	†
Consulting Agreement between Demand Media, Inc. and Charles Hilliard, dated June 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2012)

10.24A	†
First Amendment to Consulting Agreement between Demand Media, Inc. and Charles Hilliard, dated October 2, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.25	†
Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated March 15, 2010 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.25A	†
First Amendment to Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated September 3, 2010 (incorporated by reference to Exhibit 10.13A to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2011)

10.26	†
Employment Agreement between Demand Media, Inc. and Michael Blend, dated October 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.27	†
Amended and Restated Employment Agreement between Demand Media, Inc. and Mel Tang, dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.28	†	Employment Agreement between Demand Media, Inc. and Taryn Naidu, dated August 31, 2010 (filed herewith)
10.29	†
Offer Letter between Demand Media, Inc. and Michael Blend, dated August 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.30	†
Executive Separation Agreement and General Release between Demand Media, Inc. and Larry Fitzgibbon, dated January 27, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2012)

10.31
Google Services Agreement, between Google, Inc. and Demand Media, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.31A
Amendment Number 3 to Google Services Agreement, entered into as of September 1, 2011, between Google, Inc. and Demand Media, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.32
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

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
Richard M. Rosenblatt Chairman and Chief Executive Officer

Date:  March 5, 2013

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Richard M. Rosenblatt and Mel Tang, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, solely for the purposes of filing any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof solely for the purposes stated therein.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD M. ROSENBLATT	Chairman and Chief Executive Officer	March 5, 2013
Richard M. Rosenblatt	(Principal Executive Officer)

/s/ MEL TANG	Chief Financial Officer	March 5, 2013
Mel Tang	(Principal Financial Officer)

/s/ MICHAEL L. ZEMETRA	Senior Vice President and Chief Accounting Officer	March 5, 2013
Michael L. Zemetra	(Principal Accounting Officer)

/s/ FREDRIC W. HARMAN	Director	March 5, 2013
Fredric W. Harman

/s/ VICTOR E. PARKER	Director	March 5, 2013
Victor E. Parker

/s/ GAURAV BHANDARI	Director	March 5, 2013
Gaurav Bhandari

/s/ JOHN A. HAWKINS	Director	March 5, 2013
John A. Hawkins

/s/ JAMES R. QUANDT	Director	March 5, 2013
James R. Quandt

/s/ PETER GUBER	Director	March 5, 2013
Peter Guber

/s/ JOSHUA G. JAMES	Director	March 5, 2013
Joshua G. James

/s/ ROBERT R. BENNETT	Director	March 5, 2013
Robert R. Bennett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Demand Media, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Demand Media, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 5, 2013

Demand Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2011	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$86,035	$102,933
Accounts receivable, net	32,665	45,517
Prepaid expenses and other current assets	8,656	6,041
Deferred registration costs	50,636	57,718
Total current assets	177,992	212,209
Deferred registration costs, less current portion	9,555	11,320
Deferred tax assets	42	—
Property and equipment, net	32,626	35,467
Intangible assets, net	111,304	91,061
Goodwill	256,060	267,034
Other assets	2,524	20,906
Total assets	$590,103	$637,997
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,046	$10,471
Accrued expenses and other current liabilities	33,932	40,489
Deferred tax liabilities	18,288	18,892
Deferred revenue	71,109	75,142
Total current liabilities	133,375	144,994
Deferred revenue, less current portion	14,802	15,965
Other liabilities	1,660	4,847
Total liabilities	149,837	165,806
Commitments and contingencies (Note 8)
Stockholders’ equity
Common Stock, $0.0001 par value. Authorized 500,000 shares; 85,946 shares issued and 83,605 shares outstanding at December 31, 2011 and 86,931 shares issued and 90,378 shares outstanding at December 31, 2012	10	11
Additional paid-in capital	528,032	562,692
Accumulated other comprehensive income	59	15
Treasury stock at cost, 2,341 and 3,447 shares at December 31, 2011 and December 31, 2012	(17,064)	(25,932)
Accumulated deficit	(70,771)	(64,595)
Total stockholders’ equity	440,266	472,191
Total liabilities and stockholders’ equity	$590,103	$637,997

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2010	2011	2012
Revenue	$252,936	$324,866	$380,578
Operating expenses
Service costs (exclusive of amortization of intangible assets shown separately below)	131,332	155,830	181,018
Sales and marketing	24,424	37,394	46,501
Product development	26,538	38,146	40,708
General and administrative	37,371	59,451	63,025
Amortization of intangible assets	33,750	47,174	40,676
Total operating expenses	253,415	337,995	371,928
Income (loss) from operations	(479)	(13,129)	8,650
Other income (expense)
Interest income	25	56	42
Interest expense	(688)	(861)	(622)
Other income (expense), net	(286)	(413)	(111)
Total other expense	(949)	(1,218)	(691)
Income (loss) before income taxes	(1,428)	(14,347)	7,959
Income tax expense	(3,897)	(4,177)	(1,783)
Net income (loss)	(5,325)	(18,524)	6,176
Cumulative preferred stock dividends	(33,251)	(2,477)	—
Net income (loss) attributable to common stockholders	$(38,576)	$(21,001)	$6,176

Net income (loss) per share - basic	$(2.86)	$(0.27)	$0.07
Net income (loss) per share - diluted	$(2.86)	$(0.27)	$0.07

Weighted average number of shares - basic	13,508	78,646	84,553
Weighted average number of shares - diluted	13,508	78,646	87,237

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31,
	2010	2011	2012

Net income (loss)	$(5,325)	$(18,524)	$6,176
Other comprehensive income (loss)
Foreign currency translation adjustment	(61)	(49)	(44)
Other comprehensive income (loss)	(61)	(49)	(44)
Comprehensive income (loss)	$(5,386)	$(18,573)	$6,132

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital amount	Treasury Stock	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares outstanding	Amount
Balance at December 31, 2009	14,525	$1	$23,673	$—	$169	$(46,922)	$(23,079)
Grant of restricted stock purchase rights	200	—	—	—	—	—	—
Proceeds from exercise of stock options	647	1	1,569	—	—	—	1,570
Income tax windfall benefits	—	—	34	—	—	—	34
Issuance of warrants to purchase common stock	—	—	1,880	—	—	—	1,880
Stock-based compensation expense	—	—	9,565	—	—	—	9,565
Foreign currency translation adjustment	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	(5,325)	(5,325)
Comprehensive loss							(5,386)
Balance at December 31, 2010	15,372	$2	$36,721	$—	$108	$(52,247)	$(15,416)
Exercise of stock awards, net	2,806	1	7,285	—	—	—	7,286
Stock option windfall tax benefits	—	—	126	—	—	—	126
Conversion of preferred stock and warrants to common stock	62,149	6	374,544	—	—	—	374,550
Issuance of common stock on IPO, net of issuance costs	5,175	1	76,902	—	—	—	76,903
Issuance of common stock for acquisitions	444	—	4,322	—	—	—	4,322
Repurchases of common stock to be held in treasury	(2,341)	—	—	(17,064)	—	—	(17,064)
Stock-based compensation expense	—	—	28,132	—	—	—	28,132
Foreign currency translation adjustment	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	(18,524)	(18,524)
Comprehensive loss							(18,573)
Balance at December 31, 2011	83,605	$10	$528,032	$(17,064)	$59	$(70,771)	$440,266
Exercise of stock awards, net	4,432	1	8,352	—	—	—	8,353
Stock option windfall tax benefits	—	—	(41)	—	—	—	(41)
Termination of warrants	—	—	(533)	—	—	—	(533)
Repurchases of common stock to be held in treasury	(1,106)	—	—	(8,868)	—	—	(8,868)
Stock-based compensation expense	—	—	26,882	—	—	—	26,882
Foreign currency translation adjustment	—	—	—	—	(44)	—	(44)
Net income	—	—	—	—	—	6,176	6,176
Comprehensive income							6,132
Balance at December 31, 2012	86,931	$11	$562,692	$(25,932)	$15	$(64,595)	$472,191

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)

	Year ended December 31,
	2010	2011	2012
Cash flows from operating activities
Net income (loss)	$(5,325)	$(18,524)	$6,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	52,016	68,132	60,334
Deferred income taxes	2,980	3,170	2,196
Stock-based compensation	9,329	28,730	31,368
Other	394	321	(479)
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(8,344)	(4,603)	(12,191)
Prepaid expenses and other current assets	124	1,501	1,048
Deferred registration costs	(8,600)	(7,882)	(8,847)
Deposits with registries	(305)	(840)	721
Other assets	545	522	74
Accounts payable	1,237	1,251	121
Accrued expenses and other liabilities	6,886	3,598	5,788
Deferred revenue	10,687	9,973	4,674
Net cash provided by operating activities	61,624	85,349	90,983
Cash flows from investing activities
Purchases of property and equipment	(21,404)	(18,246)	(17,708)
Purchases of intangible assets	(47,192)	(49,283)	(13,237)
Payments for gTLD applications	—	—	(18,202)
Purchases of marketable securities	(975)	—	—
Proceeds from maturities and sales of marketable securities	3,275	—	—
Cash paid for acquisitions, net of cash acquired	—	(31,010)	(17,480)
Other	—	—	(855)
Net cash used in investing activities	(66,296)	(98,539)	(67,482)
Cash flows from financing activities
Payments on line of credit	(10,000)	—	—
Principal payments on capital lease obligations	(546)	(520)	(565)
Proceeds from issuances of common stock (net of issuance costs of $3,336)	—	78,480	—
Proceeds from exercises of stock options and contributions to ESPP	1,552	7,599	12,467
Windfall tax benefit from exercises of stock options	34	126	41
Repurchases of common stock	—	(17,064)	(8,869)
Issuance costs related to debt and equity financings	(1,577)	(960)	(144)
Payments of withholding tax on net exercise of stock-based awards	—	(725)	(9,496)
Net cash provided by (used in) financing activities	(10,537)	66,936	(6,566)
Effect of foreign currency on cash and cash equivalents	(61)	(49)	(37)
Change in cash and cash equivalents	(15,270)	53,697	16,898
Cash and cash equivalents, beginning of period	47,608	32,338	86,035
Cash and cash equivalents, end of period	$32,338	$86,035	$102,933

Supplemental disclosure of cash flows
Cash paid for interest	$358	$390	$414
Cash paid for income taxes	452	960	916
 The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Company Background and Overview

Demand Media, Inc., together with its consolidated subsidiaries (the “Company”) is a Delaware corporation headquartered in Santa Monica, California. The Company’s business is focused on an Internet-based model for the professional creation of content at scale, and is comprised of two service offerings, Content & Media and Registrar.

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
Investments in Marketable Securities
Investments in marketable securities are classified as available for sale and are recorded at fair value, with the unrealized gains and losses if any, net of taxes, reported as a component of shareholders' equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred.
When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not have any securities with other-than-temporary impairment at December 31, 2011 and 2012.
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
The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. The unrealized gains or losses on short-term marketable securities were not significant for the years ended December 31, 2010, 2011 and 2012.
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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third-party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the years ended December 31, 2010, 2011 and 2012, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Subscription Services and Social Media Services.  Subscription services revenue is generated through the sale of membership fees paid to access content available on certain owned and operated websites. The majority of the memberships range from 6 to 12 month terms. Subscription services revenue is recognized on a straight-line basis over the membership term.

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

Auction Service Revenue.  Domain name auction service revenue represents fees received from selling third-party owned domains via an online bidding process primarily through NameJet, a domain name aftermarket auction company. For names sold through the auction process that are registered on the Company’s registrar platform upon sale, the Company has determined that auction revenue and related registration revenue represent separate units of accounting given the domain name has value to the customers on a standalone basis.  As a result, the Company recognizes the related registration fees on a straight-line basis over the registration term. The Company recognizes the bidding portion of auction revenue upon sale, net of payments to third parties since it is acting as an agent only.

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

•
Customers who syndicate the Company's content over their websites in exchange for a share of related advertising revenue. Accounts receivable from these customers are recorded at the revenue share as reported by the underlying customers and are generally due within 30 to 45 days; and

•	certain domain reseller customers of our Registrar service offering.
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
The allowance for doubtful account activity for the years ended December 31, 2010, 2011 and 2012 is as follows:

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
December 31, 2010	$392	$144	$(136)	$400
December 31, 2011	400	125	(106)	419
December 31, 2012	419	75	(125)	369

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

Intangibles—Media Content

The Company capitalizes the direct costs incurred to acquire its media content that is determined to embody a probable future economic benefit. Costs are recognized as finite lived intangible assets based on their acquisition cost to the Company. Direct content costs primarily represent amounts paid to unrelated third parties for completed content units, and to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of specific content units acquired prior to their publication. Internal costs not directly attributable to the enhancement of an individual content unit acquired are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of the Company’s websites in which the Company’s content is published.

Capitalized media content is amortized on a straight-line basis over its useful life, which is typically five years, representing the Company’s estimate of the pattern that the underlying economic benefits are expected to be realized and based on its estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of its content. These estimates are based on the Company’s plans and projections, comparison of the economic returns generated by its content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying statement of operations and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the Consolidated Statements of Cash Flows.

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

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through December 31, 2012, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms, some of which have led the Company to experience fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. In 2011, the overall impact of these changes on the Company's owned and operated websites was negative primarily due to a decline in traffic to eHow.com, the Company's largest website. During 2011 and 2012, and in response to the changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $5,898 of accelerated amortization expense in 2011 and $2,055 in 2012. Any further discretionary actions may result in additional accelerated amortization in the periods the actions occur.

We intend to evolve and continuously improve our content creation and distribution platform, by creating new content formats to meet rapidly changing consumer demand. Such changes may include increasing our investment in short-form articles on our owned and operated sites including eHow.com, growth in content published on our network of customer websites and creation of new content formats, including paid content, designed to further diversify our content offering.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of the Company's fiscal year or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2012, the Company determined that it has three reporting units. When testing goodwill for impairment, the Company first performs a qualitative assessment whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company’s reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as the Company’s software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

For 2012, in accordance with amended FASB guidance for goodwill impairment testing, the Company performed a qualitative assessment for its reporting units which management estimates each have fair values significantly in excess of their respective carrying values. For each of its reporting units, the Company considered the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included financial performance and changes to the reporting units' carrying amounts since the most recent impairment tests. For each reporting unit, the Company considered assumptions about sales, operating margins, and growth rates which are based on its forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. The Company also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units. Based on this qualitative assessment and considering the aggregation of these factors, the Company concluded that for each of its three reporting units, it is more likely than not that the fair value of each reporting unit exceeds its carrying amount and that therefore it was unnecessary to perform the two-step impairment test.

Operating Leases
For operating leases that include rent free periods or escalation clauses over the term of the lease, the Company recognizes rent expense on a straight-line basis and the difference between expense and amounts paid are recorded as deferred rent in current and long-term liabilities.
Advertising Costs
Advertising costs are expensed as incurred and generally consist of Internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in Company's consolidated statements of operations. Advertising expense was $2,699, $2,697 and $2,808 for the years ended December 31, 2010, 2011 and 2012, respectively.
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
Product Development and Software Development Costs
Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $15,837 (net of $18,332 accumulated amortization) and $15,292 (net of $24,491 accumulated amortization) as of December 31, 2011 and 2012, respectively.
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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Because the Company reported net losses for the year ended December 31, 2010 and 2011, all potentially dilutive common shares comprising of stock options, RSPRs, RSUs, stock from the employee stock purchase plan, warrants and convertible preferred stock are considered antidilutive for those periods.

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
Foreign Currency Transactions
Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2010, 2011 and 2012, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were not material.
Foreign Currency Translation
The financial statements of foreign subsidiaries are translated into U.S. dollars. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in accumulated other comprehensive earnings within stockholders' equity.
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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities.  The Company’s investments in marketable securities are recorded at fair value.  Prior to the net exercise of the Series C preferred stock warrants concurrent with the Company’s initial public offering, the Series C preferred stock warrants were recorded at fair value with changes in fair value recorded in other income (expense), net. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 2010, 2011 and 2012, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$54,701	$15,447	$—	$70,148
Total assets at fair value	$54,701	$15,447	$—	$70,148
 ___________________________________
(1) comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$29,129	$7,940	$—	$37,069
Total assets at fair value	$29,129	$7,940	$—	$37,069
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

The following table presents a reconciliation of the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010, 2011 and 2012:

Series C Preferred Stock Warrants
Balance at December 31, 2009	225
Change in fair value included in other income (expense)	252
Balance at December 31, 2010	477
Change in fair value included in other income (expense)	319
Conversion into common stock	(796)
Balance at December 31, 2011 and 2012	$—

Recent Accounting Pronouncements

Indefinite-lived intangible assets impairment
        In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

Balance sheet offsetting disclosures

        In December 2011, the FASB issued authoritative guidance on the disclosure of financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement and should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

Reclassification of accumulated other comprehensive loss

        In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2012
Computers and other related equipment	$33,680	$42,940
Purchased and internally developed software	45,074	54,657
Furniture and fixtures	2,380	2,623
Leasehold improvements	3,368	3,552
	84,502	103,772
Less accumulated depreciation	(51,876)	(68,305)
Property and equipment, net	$32,626	$35,467

At December 31, 2011 and 2012, total software under capital lease and vendor financing obligations consisted of $1,650 and $3,772 with accumulated amortization of $1,590 and $2,287, respectively. Amortization expense for assets under capital lease and vendor financing obligations for the years ended December 31, 2010, 2011 and 2012 was $545, $547 and $697, respectively.
Depreciation and amortization expense, which includes losses on disposal of property and equipment of approximately $663, $965 and $338 for the years ended December 31, 2010, 2011 and 2012, respectively, by classification is shown below:

	Year ended December 31,
	2010	2011	2012
Service costs	$14,783	$16,075	$14,452
Sales and marketing	187	423	453
Product development	1,346	1,466	1,025
General and administrative	1,950	2,994	3,728
Total depreciation and amortization	$18,266	$20,958	$19,658

4.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$43,343	$(35,674)	$7,669	3.8
Customer relationships	27,325	(20,257)	7,068	5.8
Media content	130,981	(56,847)	74,134	5.1
Technology	38,694	(24,055)	14,639	5.8
Non-compete agreements	14,806	(14,513)	293	3.3
Trade names	11,294	(4,652)	6,642	14.5
Content publisher relationships	2,092	(1,233)	859	5.0
	$268,535	$(157,231)	$111,304	5.3

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$42,840	$(36,489)	$6,351	3.7
Customer relationships	32,109	(23,151)	8,958	5.5
Media content	136,495	(78,223)	58,272	5.1
Technology	38,768	(28,556)	10,212	6.0
Non-compete agreements	14,986	(14,685)	301	3.3
Trade names	11,999	(5,654)	6,345	13.7
Content publisher relationships	2,092	(1,470)	622	5.0
	$279,289	$(188,228)	$91,061	5.3

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification for years ended December 31, 2010, 2011 and 2012 is shown below:

	Year ended December 31,
	2010	2011	2012
Service costs	$22,759	$38,715	$32,792
Sales and marketing	3,303	3,069	2,635
Product development	5,257	4,343	4,272
General and administrative	2,431	1,047	977
Total amortization	$33,750	$47,174	$40,676

Service costs amortization for 2011 and 2012 includes an accelerated amortization charge of $5,898 and $2,055, respectively, as a result of the Company removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2012 is as follows: $33,191 in 2013, $27,291 in 2014, $17,465 in 2015, $7,060 in 2016, $1,806 in 2017 and $893 thereafter including amortization expense related to media content of $23,219 in 2013, $20,469 in 2014, $14,238 in 2015, $5,195 in 2016, $1,320 in 2017 and $422 thereafter.

5.	Goodwill

The following table presents the changes in the Company’s goodwill balance:

Balance at December 31, 2010	$224,920
Goodwill arising from acquisitions (Note-13)	31,140
Balance at December 31, 2011	256,060
Goodwill arising from acquisitions (Note-13)	10,997
Other	(23)
Balance at December 31, 2012	$267,034

Goodwill in 2012 arose from the acquisition of Name.com as detailed in Note 13 - Business Acquisitions.

Goodwill in 2011 arose from four acquisitions completed in that year as detailed in Note 13 - Business Acquisitions.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2012 and indicated that the fair value of each of its three reporting units significantly exceeded the carrying amount of the respective reporting unit's book value of goodwill at that time.

6.	Other Balance Sheets Items

Accounts receivable consisted of the following:

	December 31, 2011	December 31, 2012
Accounts receivable—trade	$29,695	$40,995
Receivables from registries	2,970	4,522
Accounts receivable, net	$32,665	$45,517

Accrued expenses and other liabilities consisted of the following:

	December 31, 2011	December 31, 2012
Accrued payroll and related items	$10,562	$12,196
Domain owners’ royalties payable	1,336	1,996
Commissions payable	2,894	3,184
Customer deposits	7,898	7,029
Other	11,242	16,084
Accrued expenses and other liabilities	$33,932	$40,489

7.	Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancellable operating and capital leases. The Company’s leases expire between January 2013 and December 2019.

The following is a schedule of future minimum lease payments under operating and capital leases as of December 31, 2012:

	Operating Leases	Capital Leases
Year ending December 31,
2013	$4,044	$735
2014	4,525	732
2015	4,515	61
2016	3,857	—
2017	3,138	—
Thereafter	6,865	—
Total minimum lease payments	$26,944	1,528
Less interest expense		(63)
Capital lease obligation		$1,465
Rent expense incurred by the Company was $4,141, $4,914 and $4,957, respectively, for years ended December 31, 2010, 2011 and 2012. As of December 31, 2011 and 2012, accrued expenses and other current liabilities include a deferred rent liability of $1,208 and $913, respectively and $876 and $605 was included in other long-term liabilities as at December 31, 2011 and 2012, respectively.
Letters of Credit
At December 31, 2012, the Company had outstanding standby letters of credit issued via the administrative agent under the Company's revolving credit facility of approximately $9,561 primarily associated with certain payment arrangements with domain name registries as well as security agreements related to real estate leases.
Revolving Line of Credit Agreements
The Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $105,000, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75,000 in the aggregate.  The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility.
The collateral for the Credit Agreement consists of substantially all tangible and intangible assets of the Company, under perfected security interests, including pledges of the common stock of all domestic subsidiaries and a portion of the equity of the foreign subsidiaries of the Company. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial covenants such as a minimum fixed charge ratio and a maximum total net leverage ratio. As of December 31, 2011 and 2012, the Company was in compliance with these covenants, and those under the previous credit facility.
In addition, the Credit Agreement contains covenants restricting the Company's ability to, among other things, incur additional debt or incur or permit to exist certain liens; pay dividends or make other distributions or payments on capital stock; make certain investments and acquisitions; enter into transactions with affiliates; transfer or sell substantially all of the Company's assets.
At December 31, 2011 and 2012, the aggregate borrowings available under the Credit Agreement in place at that date was approximately $98,000 and $95,400. At December 31, 2011 and 2012, no amounts were outstanding under the Credit Agreements.
Total debt issuance costs associated with the Credit Agreement were $1,035, which are being amortized as interest expense on a straight-line basis over the five year term of the Credit Agreement. For the years ended December 31, 2010, 2011 and 2012, $386, $568 and $207 respectively, of debt issuance costs were amortized and included in interest expense. Interest expense for the year ended December 31, 2011 includes $240 relating to the acceleration of unamortized debt issuance costs from the credit agreement replaced during that year. At December 31, 2011 and 2012, net debt issuance costs of $951 and $744 are included in other current assets and other assets, non-current, respectively.
Litigation

In April 2011, the Company and eleven other defendants were named in a patent infringement lawsuit filed in the U.S. District Court, Eastern District of Texas.  The plaintiff filed and served a complaint making several claims related to a method for displaying advertising on the Internet.  In May 2011, the Company filed its response to the complaint, denying all liability.

The Company is currently engaged in settlement discussions with the plaintiff to resolve this matter. Until this matter is resolved, the Company intends to vigorously defend its position in this matter.

In addition, from time to time the Company is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which Company is a party that, in our belief, is likely to have a material adverse effect on the Company’s future financial results.

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

Domain Name Agreement

On April 1, 2011, the Company amended its existing agreement with a customer to provide domain name registration services and manage certain domain names owned and operated by the customer over a twenty seven month term ending June 30, 2013 (the "Amended Domain Agreement").  In conjunction with the Amended Domain Agreement, the Company is committed to purchase at approximately $233 of expired domain names every calendar quarter over the remaining term of the agreement.  The contract can be terminated by either the Company or the counter party within 60 days prior to the end of June 30, 2013 or at each annual renewal period thereafter.

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

8.	Income Taxes

Income/(loss) before income taxes for the years ended December 31, 2010, 2011 and 2012 consisted of the following:

	2010	2011	2012
Domestic	$(1,530)	$(13,820)	$9,405
Foreign	102	(527)	(1,446)
Income (loss) before income taxes	$(1,428)	$(14,347)	$7,959
The income tax benefit (expense) consists of the following:

	2010	2011	2012
Current (expense) benefit
Federal	$—	$10	$—
State	(709)	(1,011)	314
International	(208)	(6)	101
Deferred (expense) benefit
Federal	(2,910)	(2,551)	(3,320)
State	(74)	(640)	1,141
International	4	21	(19)
Total income tax benefit (expense)	$(3,897)	$(4,177)	$(1,783)
The reconciliation of the federal statutory income tax rate of 35% to the Company's effective income tax rate is as follows:

	2010	2011	2012
Expected income tax benefit (expense) at U.S. statutory rate	$489	$5,022	$(2,786)
Difference between U.S. and foreign taxes	(126)	(124)	(474)
State tax (expense) benefit, net of federal taxes	(433)	825	(312)
Non-deductible stock-based compensation	(748)	(295)	(592)
Meals and entertainment	(178)	(260)	(286)
Non-deductible officer compensation	—	—	(402)
State rate changes	(350)	(787)	1,487
Indirect federal impact of state deferred taxes	274	(9)	(218)
Valuation allowance	(2,985)	(8,241)	1,538
Other	160	(308)	262
Total income tax expense	$(3,897)	$(4,177)	$(1,783)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2012 are presented below:

	2011	2012
Deferred tax assets
Accrued liabilities not currently deductible	$5,648	$5,623
Intangible assets—excess of financial statement amortization over tax basis	12,923	13,192
Indirect federal impact of deferred state taxes	314	126
Deferred revenue	6,507	5,735
Net operating losses	19,448	21,527
Stock-based compensation	12,083	11,359
Other	601	265
	57,524	57,827
Deferred tax liabilities
Deferred registration costs	(19,410)	(20,582)
Prepaid expenses	(2,037)	(1,797)
Goodwill not amortized for financial reporting	(18,293)	(21,098)
Intangible assets—excess of financial statement basis over tax basis	(8,243)	(5,483)
Property and equipment	(5,125)	(8,186)
	(53,108)	(57,146)
Valuation allowance	(22,662)	(21,124)
Net deferred tax liabilities	$(18,246)	$(20,443)

Current	$(18,288)	$(18,892)
Non-current	42	(1,551)
	$(18,246)	$(20,443)
The Company had federal net operating loss ("NOL") carryforwards of approximately $54,000 and $66,000 as of December 31, 2011 and 2012, respectively, which expire between 2020 and 2032. In addition, as of December 31, 2011 and 2012 the Company had state NOL carryforwards of approximately $12,000 and $13,000, which expire between 2013 and 2032.
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
The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The Company has determined it is more likely than not that it will not realize the benefit of all its deferred tax assets and accordingly a valuation allowance of $22,662 and $21,124 against its deferred taxes was required at December 31, 2011 and 2012, respectively. The change in the valuation allowance for the years ended December 31, 2010, 2011 and 2012 was an increase of $2,985, $8,241 and a decrease of $(1,538) respectively. The valuation allowance is required as a result of the timing of the reversal of deferred tax liabilities associated with tax deductible goodwill which is not certain and thus not available to assure the realization of deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess of deferred tax liabilities at December 31, 2012. As the Company has no sustained history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.
Accounting standards related to stock-based compensation exclude tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, we have not included unrealized stock option tax attributes in our deferred tax assets. Cumulative tax attributes excluded through 2012 were $3,492. The benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.
The Company has not provided for U.S. federal income and foreign withholding taxes on $573 of cumulative undistributed earnings of various non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-

U.S. subsidiaries for an indefinite period of time. It is not practicable to compute the amount of incremental taxes that would result from the repatriation of those earnings.
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
The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2011 or 2012 other than one related to a business acquisition during the year, and the Company does not expect its uncertain tax position to change during the next twelve months.
During 2011 and 2012, the aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

	Year ended December 31, 2011	Year ended December 31, 2012
Beginning balance	$—	$85
Gross increase in unrecognized tax benefits - prior year tax position	85	—
Ending balance	$85	$85
The Company files a U.S. federal and many state tax returns. The tax years 2007 to 2011 remain subject to examination by the IRS and most tax years since the Company's incorporation are subject to examination by various state authorities.

9.	Related Party Transactions

The Company’s Chairman and Chief Executive Officer and certain members of the board of directors of the Company also sit on the board of directors of The FRS Company (“FRS”). The Company recognized approximately $378, $513 and $30 in revenue from FRS for advertising and creative services during the years ended December 31, 2010, 2011 and 2012, respectively. As of December 31, 2011 and December 31, 2012, the Company’s receivable balance due from FRS was $45 and $0, respectively.  The creative services agreement was terminated by the parties effective May 31, 2011.

10. Employee Benefit Plan
The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company did not make any matching contributions for the years ended December 31, 2010, 2011 and 2012 but has commenced making matching contributions in January 2013.

11. Share-based Compensation Plans and Awards
Stock Incentive Plans
Under the Company's 2010 Incentive Award Plan (the "2010 Plan"), the Administrator of the 2010 Plan, which is the compensation committee of the Company's board of directors, may grant up to 15,500 stock option, restricted stock, restricted stock unit and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. In connection with the adoption of the 2010 Plan on August 5, 2010, 334 stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. In addition, awards available for grant under the 2010 Plan shall be increased on an annual basis as of January 1st of each fiscal year by an amount equal to the lesser of (i) 6,000 (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2012, 13,792 stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and employee stock options vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period. Restricted stock unit awards generally vest quarterly over a 3 or 4-year period. Certain stock options and restricted stock awards have accelerated vesting provisions in the event of a change in control or termination without cause.
Valuation of Awards
The per share fair value of stock options granted with service and/or performance conditions was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012 (1)
Expected life (in years)	6.27	5.50	NA
Risk-free interest rate	1.31-2.83	1.46-2.30	NA
Expected volatility range	54-56%	56%	NA
Weighted average expected volatility	56%	56%	NA
Expected dividend yield	—%	—%	NA
(1) The Company did not grant any stock options to employees during the year ended December 31, 2012.
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
Award Activity
Stock Options
Stock option activity for the year ended December 31, 2012 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	16,654	$13.21	7.53	$17,480
Options granted	—	—
Options exercised	(3,747)	3.41
Options forfeited or canceled	(1,061)	12.87
Outstanding at December 31, 2012	11,846	$16.34	6.93	$10,208
Exercisable at December 31, 2012	5,854	$8.92	6.31	$9,156
Vested and expected to vest at December 31, 2012	10,512	$15.38	6.85	$9,990
The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the estimated fair value of the Company's common stock at December 31, 2011 and 2012 and their exercise prices, respectively for all awards where the fair value of the Company's common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.
The following table summarizes information concerning outstanding and exercisable options at December 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - 3.60	764	5.11	$2.53	723	$2.49
$3.61 - 7.20	887	6.06	5.31	779	5.21
$7.21 - 10.80	4,042	6.52	9.09	3,497	9.16
$10.81 - 14.40	219	7.73	13.17	128	13.13
$14.41 - 18.00	2,437	7.45	17.57	705	17.22
$18.01 - 21.60	47	8.12	21.42	22	21.41
$21.61 - 25.20	1,150	7.59	24.00	—	—
$28.81 - 32.40	1,150	7.59	30.00	—	—
$32.41 - 36.00	1,150	7.59	36.00	—	—
	11,846	6.93	$16.34	5,854	$8.92

Information related to stock-based compensation activity is as follows:

	Year ended December 31,
	2010	2011	2012
Weighted average fair value of options granted (per option)	$5.41	$8.60	NA
Intrinsic value of options exercised	5,889	16,487	22,863
Total fair value of restricted stock vested	7,502	8,377	19,072
There was $20,488 of stock-based compensation expense as of December 31, 2012 related to the non-vested portion of stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.
Restricted stock units
Activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2011	3,606	$12.19
Granted	3,149	7.73
Vested	(1,867)	10.21
Forfeited	(789)	10.84
Unvested at December 31, 2012	4,099	$9.82

As of December 31, 2012, there was approximately $33,609 of unrecognized compensation cost related to non-vested RSUs and restricted shares.  The amount is expected to be recognized over a weighted average period of 2.6 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.
In connection with the acquisition of Pluck in 2008, the Company agreed to pay out the remaining unvested Pluck stock options held by then-Pluck employees at the date of the acquisition. Payments were made as the then-unvested Pluck options would have otherwise vested contingent upon the employees continued employment with the Company as of such date. As a result, the Company paid and expensed as part of stock-based compensation $360, $127 and $0 during the years ended December 31, 2010, 2011 and 2012, respectively, related to these options. There are no remaining unvested Pluck options at December 31, 2012.
Employee Stock Purchase Plan

In May 2011, the Company commenced its first offering under the Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of the Company's common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides up to a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing May and November.  A maximum of one thousand two hundred fifty shares of common stock may be purchased by each participant at six-month intervals during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized over the remaining life of the 24-month offering period of the ESPP. The Black-Scholes model included an assumption for expected volatility of between 34% and 43% for each of the four purchase periods. During the years ended December 31, 2011 and 2012, respectively, the Company recognized an expense of $1,015 and $1,851 in relation to the ESPP and there were 9,311 shares of common stock remaining authorized for issuance under the ESPP at December 31, 2012. As of December 31, 2012 there was approximately $1,949 of unrecognized compensation cost related to the ESPP which is expected to be recognized on a straight-line basis over the remainder of the offering period.

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

BEI Warrant

In June 2010, the Company entered into a website development, endorsement and license agreement with Bankable Enterprises, Inc. (“BEI”) (the “BEI Agreement”). BEI is wholly owned by Tyra Banks (“Ms. Banks”), a businesswoman and celebrity. As consideration for Ms. Banks’ services, the Company issued a fully-vested four-year warrant to purchase 375 shares of the Company’s common stock at an exercise price of $12.00 per share. Effective October 2012, the BEI Agreement was terminated and the Company agreed to release BEI and Ms. Banks from future services and obligations in exchange for Ms. Banks surrendering the warrants in full. As a result, the Company recorded a loss on termination of the warrant of approximately $300 during the year ended December 31, 2012.

Stock-based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Year ended December 31,
	2010	2011	2012
Stock-based compensation included in
Service costs	$868	$2,052	$2,820
Sales and marketing	2,379	4,857	6,118
Product development	1,692	5,013	6,452
General and administrative	4,750	16,934	15,978
Total stock-based compensation included in net income (loss)	9,689	28,856	31,368
Income tax benefit related to stock-based compensation included in net loss	(372)	(1,625)	(758)
	$9,317	$27,231	$30,610
Included in the table above are cash payments of $360, $127 and $0 related to the Pluck stock options for the years ended December 31, 2010, 2011, and 2012, respectively. In addition, $439 of expense related to the LF Warrant are included in the table above, for the years ended December 31, 2010, 2011 and 2012, respectively. Also included in the table above is $226, $452 and $673 of expense related to the BEI warrant for the years ended December 31, 2010, 2011 and 2012, respectively and $725 and $5,515 for the years ended December 31, 2011 and 2012, respectively related to taxes paid by the Company for vested RSUs which are included as stock-based compensation expense.

During the years ended December 31, 2010, 2011 and 2012, $899, $1,024 and $1,697 respectively, of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

12. Stockholders' Equity
 Stock Repurchases
Under the stock repurchase plan announced on August 19, 2011 and further increased on February 8, 2012, the Company is authorized to repurchase up to $50,000 of its common stock from time to time in open market purchases or in negotiated transactions. During the year ended December 31, 2012, the Company repurchased 1,105 shares at an average price of $8.02 per share for an aggregate amount of $8,868. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.
Shares repurchased by the Company are accounted for when the transaction is settled and there were no unsettled share repurchases as at December 31, 2012.

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
During the years ended December 31, 2011 and 2012, the Company acquired businesses consistent with the Company's strategic plan of acquiring, consolidating and developing Internet media properties and applications and domain service businesses. In addition to identifiable assets acquired in these business combinations, the Company acquired goodwill that primarily derives from the ability to generate synergies across the Company's media services.
The acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition. The following table summarizes the allocation of the purchase consideration, which is preliminary and subject to revision based on the finalization of hold back amounts for post-closing obligations and related matters, and the estimated fair value of the assets acquired and the liabilities assumed for business acquisitions made by the Company during the year ended December 31, 2012.

Name.com
Goodwill	$10,997
Customer relationships	4,784
Owned website names	1,730
Trade names	705
Non-compete agreements	180
Technology	74
Other assets acquired (liabilities assumed), net	(470)

Total	$18,000

On December 31, 2012, the Company completed the acquisition of the net assets of Name.com, a retail registrar company based in Denver, Colorado. The purchase consideration of $18,000 comprised an initial cash payment of $16,200 and the remaining $1,800 is subject to a hold back to satisfy post-closing indemnification obligations as well as a working capital adjustment and any remaining portion of such hold back amount that is not subject to then pending claims will be paid to the selling shareholders prior to or on the 18-month anniversary of the closing of the transaction. Developed technology, customer relationships and owned website names have an average useful life of 4 years, non-compete arrangements have a useful life of 5 years and trade names have an indefinite useful life.  Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and the Company's ability to generate synergies with its services. Goodwill of approximately $10,500 is expected to be deductible for tax purposes.
The following table summarizes the allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for business acquisitions made by the Company during the year ended December 31, 2011:

	CoveritLive	Emerging Cast	RSS Graffiti	IndieClick	Total
Goodwill	$2,929	$3,402	$13,325	$11,484	$31,140
Developed technology	1,160	—	2,640	635	4,435
Customer relationships	600	—	228	2,008	2,836
Non-compete arrangements	30	61	—	286	377
Trade names and other	35	10	12	250	307
Other assets acquired (liabilities assumed)	146	(41)	23	(1,625)	(1,497)

Total	$4,900	$3,432	$16,228	$13,038	$37,598

On February 23, 2011, the Company completed the acquisition of the assets of CoveritLive, a company that provides social media services by powering live events with social engagement tools.  The purchase consideration of $4,900 was comprised of cash of $4,469 and a pre-existing note receivable, including accrued interest, of $431. $632 was subject to a hold back to satisfy post-closing indemnification obligations and the remaining portion of such hold back amount that is not subject to then pending claims was paid to the selling shareholders on the 18-month anniversary of the closing of the transaction.
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
On August 5, 2011, the Company acquired 100% of the membership units (including the profits interest) of RSS Graffiti, LLC, a creator of content sharing applications on Facebook, helping online publishers, brands and individuals to program content for their fan audience on Facebook. The purchase price of approximately $16,228 (subject to adjustment) was comprised of cash consideration of approximately $12,614 and 390 shares of unregistered common stock valued at $3,614, based on the Company's stock price on the acquisition date. $750 of the cash purchase price was held back by the Company to satisfy post-closing indemnification obligations and/or post-closing working capital adjustments based on the balance sheet as of the acquisition date as was paid on the 12-month anniversary of the acquisition date.

On August 8, 2011, the Company acquired 100% of the equity of IndieClick Media Group, Inc., an online branding and advertising company that represents niche-focused online properties in the entertainment, music, film, fashion and comedy categories, for approximately $13,038 (subject to adjustment) in cash. $1,400 of the purchase consideration was subject to a hold back to satisfy post-closing indemnification obligations and/or post-closing working capital adjustments and the remaining portion of such hold back amount that was not subject to then pending claims was paid to the selling shareholders on the 18-month anniversary of the closing of the transaction.

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
Supplemental Pro forma Information (unaudited)
Supplemental information on an unaudited pro forma basis, as if the 2012 and 2011 acquisitions had been consummated as of January 1, 2011, is as follows:

	Year ended December 31,	Year ended December 31,
	2011	2012
	(unaudited)
Revenue	$340,711	$398,204
Net income (loss)	(23,384)	6,100

Supplemental information on an unaudited pro forma basis, as if the 2011 acquisitions had been consummated as of January 1, 2010, is as follows:

	Year ended December 31,	Year ended December 31,
	2010	2011
	(unaudited)
Revenue	$261,897	$328,925
Net loss	(6,925)	(22,311)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of January 1, 2011 and January 1, 2010, respectively.
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

Revenue derived from the Company’s Content & Media and Registrar Services is as follows:

	Year ended December 31,
	2010	2011	2012
Content & Media revenue
Owned & operated	$110,770	$157,089	$178,511
Network	42,140	48,361	67,888
Total Content & Media revenue	152,910	205,450	246,399
Registrar revenue	100,026	119,416	134,179
Total revenue	$252,936	$324,866	$380,578

15. Concentrations
Concentration of the Cost of Registered Names
For the years ended December 31, 2010, 2011 and 2012, approximately 84%, 80% and 82%, respectively, of the payments for the cost of registered names and prepaid registration fees were made to a single domain name registry, which is accredited by ICANN to be the exclusive registry for certain TLD's. The failure of this registry to perform its operations may cause significant short-term disruption to the Company's domain registration business.
Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.
At December 31, 2011 and 2012, the Company's cash and cash equivalents and marketable securities were maintained primarily with four major U.S. financial institutions and four foreign banks. The Company also has used one Internet payment processor in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.
A substantial portion of the Company's advertising revenue is generated through arrangements with one advertising network partner. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in renewing its agreements with advertising network partners on commercially acceptable terms. The percentage of revenue generated through advertising network partners representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2010	2011	2012
Advertising Network Partner A	29%	33%	38%
At December 31, 2011 and 2012, advertising network partners comprising more than 10% of the consolidated accounts receivable balance was as follows:

	2011	2012
Advertising Network Partner A	27%	26%

16. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Year ended December 31,
	2010	2011	2012
Numerator:
Net income (loss)	$(5,325)	$(18,524)	$6,176
Cumulative preferred stock dividends	(33,251)	(2,477)	—
Net income (loss) attributable to common stockholders	$(38,576)	$(21,001)	$6,176
Denominator:
Weighted average common shares outstanding	15,002	79,121	84,921
Weighted average unvested restricted stock awards	(1,494)	(475)	(368)
Weighted average common shares outstanding—basic	13,508	78,646	84,553
Dilutive effect of stock options, warrants and ESPP	—	—	2,684
Weighted average common shares outstanding—diluted	13,508	78,646	87,237
Net income (loss) per share—basic	$(2.86)	$(0.27)	$0.07
Net income (loss) per share—diluted	$(2.86)	$(0.27)	$0.07
As of each period end, the following common equivalent shares were excluded from the calculation of the Company's net income (loss) per share as their inclusion would have been antidilutive:

	Year ended December 31,
	2010	2011	2012
Stock options	19,065	16,654	11,846
Unvested RSUs and restricted shares	1,302	3,606	4,099
Convertible Series A Preferred Stock	32,667	—	—
Convertible Series B Preferred Stock	4,732	—	—
Convertible Series C Preferred Stock	13,024	—	—
Convertible Series D Preferred Stock	11,250	—	—
Convertible Series C Preferred Stock Warrants	63	—	—
Common Stock Warrants	1,749	375	—
ESPP shares	—	1,249	32

17.	Subsequent Events

In February 2013, the Company announced that its board of directors authorized a plan to explore separating the company into two independent, publicly-traded companies: a pure-play Internet-based content and media company and a pure-play domain services company.

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
4.1
Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Company's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

4.2
Third Amended and Restated Stockholders' Agreement, by and among Demand Media, Inc., and the stockholders listed on Exhibit A thereto, dated March 3, 2008 (incorporated by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

4.2A
Amendment No. 1 to Third Amended and Restated Stockholders' Agreement, dated October 21, 2010 (incorporated by reference to Exhibit 4.03 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

4.2B
Waiver of Registration Rights and Amendment to Stockholders' Agreement, dated August 24, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

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

10.16	†
Demand Media, Inc. 2010 Incentive Award Plan, adopted August 3, 2010 (incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.17	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.18	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011)

10.19	†
Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

10.20	†
Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, between Demand Media, Inc. and Joanne Bradford, dated August 3, 2010 (incorporated by reference to Exhibit 10.31 to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2010)

10.21	†
Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.22	†
Employment Agreement between Demand Media, Inc. and Richard Rosenblatt, dated August 5, 2010 (incorporated by reference to Exhibit 10.08 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.23	†
Employment Agreement between Demand Media, Inc. and Charles Hilliard, dated August 5, 2010 (incorporated by reference to Exhibit 10.09 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.24	†
Consulting Agreement between Demand Media, Inc. and Charles Hilliard, dated June 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2012)

10.24A	†
First Amendment to Consulting Agreement between Demand Media, Inc. and Charles Hilliard, dated October 2, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.25	†
Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated March 15, 2010 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.25A	†
First Amendment to Employment Agreement between Demand Media, Inc. and Joanne Bradford, dated September 3, 2010 (incorporated by reference to Exhibit 10.13A to the Company's Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on January 3, 2011)

10.26	†
Employment Agreement between Demand Media, Inc. and Michael Blend, dated October 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.27	†
Amended and Restated Employment Agreement between Demand Media, Inc. and Mel Tang, dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.28	†	Employment Agreement between Demand Media, Inc. and Taryn Naidu, dated August 31, 2010 (filed herewith)
10.29	†
Offer Letter between Demand Media, Inc. and Michael Blend, dated August 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.30	†
Executive Separation Agreement and General Release between Demand Media, Inc. and Larry Fitzgibbon, dated January 27, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2012)

10.31
Google Services Agreement, between Google, Inc. and Demand Media, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.31A
Amendment Number 3 to Google Services Agreement, entered into as of September 1, 2011, between Google, Inc. and Demand Media, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.32
Credit Agreement, dated as of August 4, 2011, among Demand Media, Inc., as Borrower, Silicon Valley Bank, as Administrative Agent, Documentation Agent, Issuing Lender and Swingline Lender, U.S. Bank, N.A., as Syndication Agent and Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

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