Form 10-K/A
period 2012-12-31
DEMAND MEDIA INC.
filed 2013-03-11
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends our Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2012, which was originally filed with the Securities and Exchange Commission on March 5, 2013 (the “Original Filing”).  The Amendment is being filed solely to correct errors in the XBRL (eXtensible Business Reporting Language) Interactive Data File tagging set forth on Exhibit 101 to the Original Filing, by furnishing a revised Exhibit 101 in accordance with Rule 405 of Regulation S-T.  The errors were related to the following data that was omitted from the Balance Sheet parenthetical table for XBRL tagging purposes for the year ended December 31, 2012: par value, shares authorized, shares issued, shares outstanding and treasury stock at cost.

No other changes have been made to the Form 10-K other than the furnishing of the revised Exhibit 101 described above.  This Amendment speaks as of the Original Filing date, does not reflect subsequent events occurring after the Original Filing date of the Form 10-K and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit
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

DEMAND MEDIA, INC.
By:	/s/ RICHARD M. ROSENBLATT
Richard M. Rosenblatt Chairman and Chief Executive Officer

By:	/s/ MEL TANG
Mel Tang Chief Financial Officer

Date:  March 11, 2013