Form 10-Q
period 2013-03-31
DEMAND MEDIA INC.
filed 2013-05-10
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35048
DEMAND MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4731239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1630 Stewart Street, Suite 120 Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒
As of May 9, 2013, there were 86,951,044 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.     FINANCIAL INFORMATION

Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	December 31, 2012	March 31, 2013
Assets
Current assets
Cash and cash equivalents	$102,933	$109,371
Accounts receivable, net	45,517	41,464
Prepaid expenses and other current assets	6,041	7,194
Deferred registration costs	57,718	62,288
Total current assets	212,209	220,317
Deferred registration costs, less current portion	11,320	11,776
Property and equipment, net	35,467	37,875
Intangible assets, net	91,061	89,700
Goodwill	267,034	271,392
Other assets	20,906	20,640
Total assets	$637,997	$651,700
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,471	$11,003
Accrued expenses and other current liabilities	40,489	43,489
Deferred tax liabilities	18,892	16,217
Deferred revenue	75,142	80,362
Total current liabilities	144,994	151,071
Deferred revenue, less current portion	15,965	16,461
Other liabilities	4,847	8,654
Total liabilities	165,806	176,186
Commitments and contingencies (Note 8)
Stockholders’ equity
Common Stock, $0.0001 par value. Authorized 500,000 shares; 90,378 and 90,953 shares issued, and 86,931 and 86,947 shares outstanding at December 31, 2012 and March 31, 2013, respectively	11	11
Additional paid-in capital	562,692	570,212
Accumulated other comprehensive income	15	(16)
Treasury stock at cost, 3,447 and 4,006 shares at December 31, 2012 and March 31, 2013, respectively	(25,932)	(30,767)
Accumulated deficit	(64,595)	(63,926)
Total stockholders’ equity	472,191	475,514
Total liabilities and stockholders’ equity	$637,997	$651,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2012	2013
Revenue	$86,234	$100,620
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	41,262	48,177
Sales and marketing	10,393	14,083
Product development	10,124	11,160
General and administrative	15,395	16,375
Amortization of intangible assets	11,956	9,559
Total operating expenses	89,130	99,354
Income (loss) from operations	(2,896)	1,266
Other income (expense):
Interest income	15	7
Interest expense	(137)	(153)
Other income (expense), net	(19)	(78)
Total other income (expense), net	(141)	(224)
Income (loss) before income taxes	(3,037)	1,042
Income tax benefit (expense)	1,195	(373)
Net income (loss)	(1,842)	669
Net income (loss) attributable to common stockholders	$(1,842)	$669

Net income (loss) per share - basic	$(0.02)	$0.01
Net income (loss) per share - diluted	$(0.02)	$0.01

Weighted average number of shares - basic	82,942	86,618
Weighted average number of shares - diluted	82,942	87,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2012	2013
Net income (loss)	$(1,842)	$669
Other comprehensive income (loss)
Foreign currency translation adjustment	(6)	(31)
Other comprehensive income (loss)	(6)	(31)
Comprehensive income (loss)	$(1,848)	$638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Common stock		Additional paid-in capital amount	Treasury Stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at December 31, 2012	86,931	$11	$562,692	$(25,932)	$15	$(64,595)	$472,191
Issuance of stock under employee stock awards, net	575	—	980	—	—	—	980
Stock option windfall tax benefits	—	—	88	—	—	—	88
Repurchases of common stock to be held in treasury	(559)	—	—	(4,835)	—	—	(4,835)
Stock-based compensation expense	—	—	6,452	—	—	—	6,452
Foreign currency translation adjustment	—	—	—	—	(31)	—	(31)
Net income	—	—	—	—	—	669	669
Balance at March 31, 2013	86,947	$11	$570,212	$(30,767)	$(16)	$(63,926)	$475,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
 (unaudited)

	Three months ended March 31,
	2012	2013
Cash flows from operating activities
Net income (loss)	$(1,842)	$669
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	16,920	14,904
Deferred income taxes	(826)	209
Stock-based compensation	7,391	7,263
Other	(594)	—
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	416	4,045
Prepaid expenses and other current assets	(957)	(501)
Deferred registration costs	(7,598)	(5,026)
Deposits with registries	680	(481)
Other long term assets	(585)	266
Accounts payable	(1,929)	869
Accrued expenses and other liabilities	(71)	(1,108)
Deferred revenue	7,473	5,706
Net cash provided by operating activities	18,478	26,815
Cash flows from investing activities
Purchases of property and equipment	(4,321)	(5,825)
Purchases of intangible assets	(2,573)	(3,853)
Payments for gTLD applications	(130)	—
Cash paid for acquisitions, net of cash acquired	(243)	(6,092)
Net cash used in investing activities	(7,267)	(15,770)
Cash flows from financing activities
Principal payments on capital lease obligations	—	(172)
Proceeds from exercises of stock options and contributions to ESPP	2,115	1,746
Windfall tax benefit from exercises of stock options	—	88
Repurchases of common stock	(2,990)	(4,835)
Issuance costs related to debt and equity financings	—	(8)
Payments of withholding tax on net exercise of stock-based awards	(796)	(1,383)
Net cash used in financing activities	(1,671)	(4,564)
Effect of foreign currency on cash and cash equivalents	(7)	(43)
Change in cash and cash equivalents	9,533	6,438
Cash and cash equivalents, beginning of period	86,035	102,933
Cash and cash equivalents, end of period	$95,568	$109,371

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

Basis of Preparation

The accompanying interim consolidated balance sheet as of March 31, 2013, the consolidated statements of operations and statements of comprehensive income for the three month periods ended March 31, 2012 and 2013, the consolidated statements of cash flows for the three month periods ended March 31, 2012 and 2013 and the consolidated statement of stockholders’ equity for the three month period ended March 31, 2013 are unaudited.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s statement of financial position as of March 31, 2013 and its results of operations for the three month periods ended March 31, 2012 and 2013 and its cash flows for the three month periods ended March 31, 2012 and 2013. The results for the three month period ended March 31, 2013 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the three months ended March 31, 2012 and 2013, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Registrar

Domain Name Registration Service Fees.  Registration fees charged to third parties in connection with new, renewed, and transferred domain name registrations are recognized on a straight-line basis over the registration term, which customarily range from one to two years but can extend to ten years. Payments received in advance of the domain name registration term are included in deferred revenue in the accompanying consolidated balance sheets. The registration term and related revenue recognition commences once the Company confirms that the requested domain name has been recorded in the appropriate registry under contractual performance standards. Associated direct and incremental costs, which principally consist of registry and Internet Corporation for Assigned Names and Numbers (“ICANN”) fees, are also deferred and amortized to service costs on a straight-line basis over the registration term.

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

Auction Service Revenue.  Domain name auction service revenue represents fees received from selling third-party owned domains via an online bidding process primarily through NameJet. For names sold through the auction process that are registered on the Company’s registrar platform upon sale, the Company has determined that auction revenue and related registration revenue represent separate units of accounting given the domain name has value to the customers on a standalone basis.  As a result, the Company recognizes the related registration fees on a straight-line basis over the registration term. The Company recognizes the bidding portion of auction revenue upon sale, net of payments to third parties since it is acting as an agent only.

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

Deferred Revenue and Deferred Registration Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance for domain name registration services, subscription services for premium media content, social media services and online value added services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the unexpired term of the related domain name registration, media subscription as services are rendered, over customer useful life, or over the period of online value added service.

Deferred registration costs represent incremental direct cost paid in advance to registries, ICANN, and other third parties for domain name registrations and are recorded as a deferred cost on the balance sheets. Deferred registration costs are amortized to expense on a straight-line basis concurrently with the recognition of the related domain name registration revenue and the expense is included in service costs.

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through March 31, 2013, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms. Since 2011, the Company has experienced fluctuations in the total number of Google search referrals to its owned and operated and network of customer websites. Some of the fluctuations were negative, resulting in adverse changes to traffic to our owned and operated websites. Other search engines may deploy similar changes. During 2011 and 2012, and in response to the changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $1.8 million of accelerated amortization expense in the first quarter of 2012.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is amortized over two to five years, software is amortized over two to three years, and furniture and fixtures are amortized over seven to ten years. Leasehold improvements are amortized straight-line over the shorter of the remaining lease term or the estimated useful lives of the improvements ranging from one to seven years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, the Company will record a loss on disposal of the property and equipment, which is computed as the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

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

Capitalized media content is amortized on a straight-line basis over five years, representing the Company’s estimate of the pattern that the underlying economic benefits are expected to be realized and based on its estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of its content. These estimates are based on the Company’s plans and projections, comparison of the economic returns generated by its content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying statement of operations, and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the Consolidated Statements of Cash Flows.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2012, the Company determined that it has three reporting units. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company’s reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company’s software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Business acquisitions and supplemental pro forma information

On December 31, 2012, the Company completed the acquisition of the net assets of Name.com, a retail registrar company based in Denver, Colorado. During the three months ended March 31, 2013, the Company acquired Creativebug, an online destination for arts and crafts instruction based in San Francisco, California.

Supplemental information on an unaudited pro forma basis, as if these acquisitions had been completed as of January 1, 2012, is as follows:

	Three months ended March 31,	Three months ended March 31,
	2012	2013
	(unaudited)
Revenue	$87,980	$100,649
Net income (loss)	(2,531)	590

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

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

The acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition. The following table summarizes the allocation of the purchase consideration, which is preliminary and subject to revision based on the finalization of hold back amounts for post-closing obligations and related matters, for business acquisitions made by the Company during the three months ended March 31, 2013.

Creativebug
Goodwill	$4,459
Media content	3,390
Non-compete agreements	699
Trade names	132
Customer relationships	43
Other assets and liabilities assumed	(723)
Total	$8,000

Other Long-Term Assets

The Internet Corporation for Assigned Names and Numbers, or ICANN, has approved a framework for the significant expansion of the number of generic Top Level Domains (“gTLDs”), which is expected to result in the delegation of new gTLDs commencing in 2013 (“New gTLD Program”).  During the year ended December 31, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. The Company capitalizes the costs incurred to pursue the acquisition of gTLD operator rights that are determined to embody a probable economic benefit.  Capitalized payments for gTLD applications are included in long-term other assets during the application process. While there can be no assurance that the Company will be awarded any gTLDs, capitalized payments will be reclassified as finite lived intangible assets following the delegation of operator rights for each gTLD by ICANN. Payments for gTLD applications primarily represent amounts paid directly to ICANN and or third parties in the pursuit of gTLD operator rights. The Company may receive partial cash refunds for certain gTLD applications, and to the extent the Company elects to sell or dispose of its interest in certain gTLD applications throughout the process, it may also incur gains or losses on amounts invested. Gains on the sale of the Company's interest in gTLD applications will be recognized when realized, while losses will be recognized when deemed probable. Other costs incurred by the Company as part of its gTLD initiative not directly attributable to the acquisition of gTLD operator rights are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the gTLD operator rights acquired commencing the date that each asset is available for its intended use, which is expected to occur following commencement of delegation by ICANN in 2013.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options that do not include market conditions. Stock-based awards are comprised principally of stock options, restricted stock awards (“RSA”) and restricted stock units (“RSU”).

Under the Company's Employee Stock Purchase Plan (the “ESPP”), eligible officers and employees may purchase a limited amount of our common stock at a discount to the market price in accordance with the terms of the plan as described in Note 11 - Share-based Compensation Plans and Awards. The Company uses the Black-Scholes option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as trade accounts receivable and payables, are reported at their carrying values.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities.  The Company’s investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2012 and three month period ended March 31, 2013, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$29,129	$7,940	$—	$37,069
Total assets at fair value	$29,129	$7,940	$—	$37,069
___________________________________

(1)Comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

March 31, 2013

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$8,681	$7,940	$—	$16,621
Total assets at fair value	$8,681	$7,940	$—	$16,621
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

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	March 31, 2013
Computers and other related equipment	$42,940	$44,636
Purchased and internally developed software	54,657	56,898
Furniture and fixtures	2,623	3,244
Leasehold improvements	3,552	5,992
	103,772	110,770
Less accumulated depreciation	(68,305)	(72,895)
Property and equipment, net	$35,467	$37,875

Depreciation and software amortization expense by classification for the three months ended March 31, 2012 and 2013 is shown below:

	Three months ended March 31,
	2012	2013
Service costs	$3,650	$3,982
Sales and marketing	134	107
Product development	282	236
General and administrative	898	1,020
Total depreciation	$4,964	$5,345

4.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$42,840	$(36,489)	$6,351	3.7
Customer relationships	32,109	(23,151)	8,958	5.5
Media content	136,495	(78,223)	58,272	5.1
Technology	38,768	(28,556)	10,212	6.0
Non-compete agreements	14,986	(14,685)	301	3.3
Trade names	11,999	(5,654)	6,345	13.7
Content publisher relationships	2,092	(1,470)	622	5.0
	$279,289	$(188,228)	$91,061	5.3

	March 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life
Owned website names	$42,845	$(37,088)	$5,757	3.7
Customer relationships	32,152	(24,036)	8,116	5.5
Media content	142,690	(83,737)	58,953	5.1
Technology	38,768	(29,685)	9,083	6.0
Non-compete agreements	15,685	(14,732)	953	3.3
Trade names	12,131	(5,856)	6,275	13.6
Content publisher relationships	2,092	(1,529)	563	5.0
	$286,363	$(196,663)	$89,700	5.3

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing the date that the asset is available for its intended use.

Amortization expense by classification for the three months ended March 31, 2012 and 2013 is shown below:

	Three months ended
	March 31,
	2012	2013
Service costs	$9,920	$7,439
Sales and marketing	710	845
Product development	1,068	1,071
General and administrative	258	204
Total amortization	$11,956	$9,559

5.	Goodwill

The following table presents the changes in the Company’s goodwill balance:

Balance at December 31, 2011	$256,060
Goodwill arising from acquisitions	10,997
Other	(23)
Balance at December 31, 2012	267,034
Goodwill arising from acquisitions	4,358
Balance at March 31, 2013	$271,392

Goodwill in 2012 arose from one acquisition completed in that year. The movement in 2013 relates to the acquisition of Creativebug during the three months ended March 31, 2013.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2012 and indicated that the fair value of each of its three reporting units significantly exceeded the carrying amount of the respective reporting unit's book value of goodwill at that time.

6.	Other Assets

Other long term assets consisted of the following:

	December 31, 2012	March 31, 2013
Payments for gTLD applications	$18,202	$18,202
Other	2,704	2,438
Other assets	$20,906	$20,640

During the year ended December 31, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. as described in Note 8 - Commitments and Contingencies.

Other assets also includes $0.9 million of restricted cash comprising a collateralized letter of credit connected with the Company's applications under the New gTLD Program. The restrictions require the cash to be maintained in a bank account for a minimum of five years from the delegation of the gTLDs.

7.	Other Balance Sheets Items

Accounts receivable consisted of the following:

	December 31, 2012	March 31, 2013
Accounts receivable—trade	$40,995	$36,163
Receivables from registries	4,522	5,301
Accounts receivable, net	$45,517	$41,464

Accrued expenses and other liabilities consisted of the following:

	December 31, 2012	March 31, 2013
Accrued payroll and related items	$12,196	$13,187
Domain owners’ royalties payable	1,996	1,845
Commissions payable	3,184	2,866
Customer deposits	7,029	6,643
Other	16,084	18,948
Accrued expenses and other liabilities	$40,489	$43,489

8.	Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancelable operating and capital leases. The Company’s leases expire between April 2013 and July 2024.

In 2012, the Company entered into two eleven year lease commitments to replace its existing corporate headquarter space in Santa Monica, California that commence in 2013 with an average expense of approximately $2,000 and $800, respectively, per annum over the life of each lease. The leases expire in 2024, and the Company has an early termination option after six years on each lease.

Litigation

In April 2011, the Company and eleven other defendants were named in a patent infringement lawsuit filed in the U.S. District Court, Eastern District of Texas. The plaintiff filed and served a complaint making several claims related to a method for displaying advertising on the Internet. In April 2013, the Company settled with the plaintiff for an immaterial amount.

In addition, from time to time, the Company is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is a party that, in our belief, is likely to have a material adverse effect on the Company's future financial results.

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

Domain Name Agreement

In April 2011, the Company entered into an agreement to provide domain name registration services and manage certain domain names owned and operated by a customer over a 27 month term ending June 30, 2013 (the “Amended Domain Agreement”).  In conjunction with the Amended Domain Agreement, the Company is committed to purchase approximately $233 of expired domain names every calendar quarter over the term of the agreement.  The contract can be terminated by either the Company or the counter party within 60 days prior to the end of June 30, 2013 or at each annual renewal period thereafter.

Donuts Agreement

As part of its initiative to pursue the acquisition of gTLD operator rights, the Company has entered into a gTLD acquisition agreement (“gTLD Agreement”) with Donuts Inc. (“Donuts”).  The gTLD Agreement provides the Company with rights to acquire the operating and economic rights to certain gTLDs. These rights are shared equally with Donuts and are associated with specific gTLDs (“Covered gTLDs”) for which Donuts is the applicant under the New gTLD Program.  The Company has the right, but not the obligation, to make further deposits with Donuts in the pursuit of acquisitions of Covered gTLDs, for example as part of the ICANN auction process. The operating and economic rights for each Covered gTLD will be determined through a process whereby the Company and Donuts each select gTLDs from the pool of Covered gTLDs, with the number of selections available to each party based upon the proportion of the total acquisition price of all Covered gTLDs that they funded.  Gains on sale of the Company's interest in Covered gTLDs will be recognized when realized, while losses will be recognized when deemed probable.  Separately, the Company entered into an agreement to provide certain back-end registry services for gTLD operator rights owned by Donuts for a period of five years commencing from the launch of Donut's first gTLD. Demand Media is not an investor in Donuts nor involved in any joint venture with Donuts or its affiliates.

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

During the three months ended March 31, 2013, the Company recorded an income tax expense of $373 compared to an income tax benefit of $1,195 during the same period in 2012, representing an increase of $1,568. The increase was primarily due to a benefit from the change in California apportionment methodology during the quarter ended March 31, 2012, which reduced the Company's effective state tax rate compared to the current period.

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
The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant.  No uncertain income tax positions were recorded during the three months ended March 31, 2012 or 2013 other than the acquired uncertain tax position, and the Company does not expect its uncertain tax position to change materially during the next twelve months. The Company files a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since the Company's incorporation remain subject to examination by the IRS and various state authorities.
10. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Effective January 1, 2013, the Company began matching a portion of the employee contributions under the 401(k) Plan up to a defined maximum. During the three months ended March 31, 2013, the Company incurred approximately $421 in employer contributions under the 401(k) Plan, and expects to incur a similar amount per quarter through the remainder of the current fiscal year.

11. Share-based Compensation Plans and Awards

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair values of the employee stock options granted in the periods presented:

Three months ended
March 31,
2013
Expected life (in years)	5.5
Risk-free interest rate	0.61%
Expected volatility	51%
Expected dividend yield	—
Weighted-average estimated fair value of options granted during the period	$3.82

The Company did not grant any stock options to employees during the three months ended March 31, 2012.

Stock Options

Stock option activity for the three months ended March 31, 2013 is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	11,846	$16.34	6.93	$10,208
Options granted	230	8.48
Options exercised	(230)	4.26
Options forfeited or canceled	(284)	11.83
Outstanding at March 31, 2013	11,562	16.54	6.82	7,472
Exercisable at March 31, 2013	6,039	9.80	6.27	7,049
Vested and expected to vest after March 31, 2013	10,324	$15.59	6.76	$7,386

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $8.63 of the Company’s common stock on March 28, 2013 for all awards where that stock price exceeds the exercise price.  Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information concerning outstanding and exercisable options at March 31, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - 3.60	643	4.70	$2.56	641	$2.56
$3.61 - 7.20	820	5.81	5.32	744	5.24
$7.21 - 10.80	4,040	6.59	9.07	3,537	9.16
$10.81 - 14.40	202	6.98	13.19	136	13.18
$14.41 - 18.00	2,367	7.39	17.57	765	17.20
$18.01 - 21.60	40	6.58	21.41	24	21.42
$21.61 - 25.20	1,150	7.34	24.00	64	24.00
$25.21 - 28.80	—	—	—	—	—
$28.81 - 32.40	1,150	7.34	30.00	64	30.00
$32.41 - 36.00	1,150	7.34	36.00	64	36.00
	11,562	6.83	$16.54	6,039	$9.80

The total grant date fair value of stock options vested during the three months ended March 31, 2012 and 2013 was $2,594 and $3,399, respectively.  The aggregate intrinsic value of all options exercised during the three months ended March 31, 2012 and 2013 was $1,855 and $951 respectively.

As of March 31, 2013, there was $18,484 of unrecognized stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 2.7 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

Restricted stock units

The following table summarizes the activity of RSUs and other restricted shares for the three months ended March 31, 2013 as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2012	4,099	$9.82
Granted	923	8.45
Vested	(460)	9.55
Forfeited	(232)	10.14
Unvested at March 31, 2013	4,330	$9.54

As of March 31, 2013, there was approximately $33,910 of unrecognized compensation cost related to employee non-vested RSUs and restricted shares.  The amount is expected to be recognized over a weighted average period of 2.6 years.  To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

Employee Stock Purchase Plan

In May 2011, the Company commenced its first offering under the Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase a limited amount of the Company's common stock at a 15% discount to the market price through payroll deductions. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for up to four concurrent offering periods of twenty-four, eighteen, twelve and six-month durations, which correspondingly have four, three, two and one, six-month purchase periods, respectively.  A maximum of one thousand two hundred fifty shares of common stock may be purchased by each participant at six-month intervals during each purchase period within an offering. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized over the life of the 24-

month offering period of the ESPP. The Black-Scholes model included an assumption for expected volatility of between 34% and 43% for each of the four purchase periods. During the three months ended March 31, 2012 and 2013, the Company recognized an expense of $582 and $519, respectively, in relation to the ESPP and there were 9,535 shares of common stock remaining authorized for issuance under the ESPP at March 31, 2013. As of March 31, 2013, there was approximately $1,400 of unrecognized compensation cost related to the ESPP which is expected to be recognized on a straight-line basis over the remainder of the offering period.

BEI Warrant

In June 2010, the Company entered into a website development, endorsement and license agreement with Bankable Enterprises, Inc. (“BEI”) (the “BEI Agreement”). BEI is wholly owned by Tyra Banks (“Ms. Banks”), a business woman and celebrity. As consideration for Ms. Banks’ services, the Company issued a fully-vested four-year warrant to purchase 375 shares of the Company’s common stock at an exercise price of $12.00 per share. During the three months ended March 31, 2012, we recognized $113 of expense related to the BEI Warrant. Effective October 2012, the BEI Agreement was terminated and the Company agreed to release BEI and Ms. Banks from future services and obligations in exchange for Ms. Banks surrendering the warrants in full.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended March 31,
	2012	2013
Stock-based compensation included in
Service costs	$708	$611
Sales and marketing	1,536	1,923
Product development	1,688	1,165
General and administrative	3,459	3,564
Total stock-based compensation included in net loss	$7,391	$7,263

12. Stockholders' Equity

Stock Repurchases
Under the February 8, 2012 stock repurchase plan, as amended, the Company is authorized to repurchase up to $50,000 of its common stock from time to time. During the three months ended March 31, 2013, the Company repurchased 559 shares at an average price of $8.65 per share for an aggregate amount of $4,835. As of March 31, 2013, approximately $19,232 of the stock repurchase authorization remained. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.
Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2013 and December 31, 2012, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.
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

Revenue derived from the Company’s Content & Media and Registrar Services is as follows

	Three months ended
	March 31,
	2012	2013
Content & Media revenue
Owned & operated	$39,348	$49,703
Network	14,615	15,588
Total Content & Media revenue	53,963	65,291
Registrar revenue	32,271	35,329
Total Revenue	$86,234	$100,620

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three months ended
	March 31,
	2012	2013
Numerator:
Net income (loss)	$(1,842)	$669
Net income (loss) attributable to common stockholders	$(1,842)	$669
Denominator:
Weighted average common shares outstanding	83,445	86,838
Weighted average unvested restricted stock awards	(503)	(220)
Weighted average common shares outstanding—basic	82,942	86,618
Dilutive effect of stock options, warrants and ESPP	—	1,125
Weighted average common shares outstanding—diluted	82,942	87,743
Net income (loss) per share—basic	$(0.02)	$0.01
Net income (loss) per share—diluted	$(0.02)	$0.01

As of each period end, the following common equivalent shares were excluded from the calculation of the Company’s diluted net income (loss) per share in for the period shown as their inclusion would have been antidilutive:

	Three months ended
	March 31,
	2012	2013
Stock options	15,571	11,562
Unvested RSUs	3,256	4,330
Common Stock Warrants	375	—
ESPP shares	876	602

15. Subsequent Events

During the period from April 1, 2013 to May 7, 2013, the Company granted 2,530 restricted stock units as part of its annual employee compensation process.

In April 2013, the Company settled a patent infringement lawsuit as detailed in Note 8 - Commitments and Contingencies.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K.

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

Overview

We are a diversified Internet media and domain services company. We have developed a leading Internet-based model for the professional creation and distribution of high-quality, commercially valuable, long-lived content at scale, and we operate the world's largest wholesale registrar and the world's second largest registrar overall. Our business is comprised of two service offerings: Content & Media and Registrar. Our Content & Media offering is engaged in creating media content, primarily consisting of text articles and videos, and delivering such content along with our social media and monetization tools to our owned and operated websites and mobile applications, and to our network of customer websites and their mobile applications. Our Content & Media service offering also includes a portfolio of websites primarily containing advertising listings, which we refer to as undeveloped websites. Our Registrar service is the world’s largest wholesale registrar of Internet domain names and the world’s second largest registrar overall, based on the number of names under management, and provides domain name registration and related value-added services. We are also a leading participant in ICANN's significant expansion of the number of generic Top Level Domain (“gTLDs”), which is expected to result in the delegation on new gTLDs commencing in 2013.

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

For the three months ended March 31, 2012 and 2013, we reported revenue of $86.2 million and $100.6 million, respectively.  For the three months ended March 31, 2012 and 2013, our Content & Media offering accounted for 63% and 65% of our total revenue, respectively, and our Registrar service accounted for 37% and 35% of our total revenue, respectively.

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

Registrar Metrics

•domain:  We define a domain as an individual domain name registered by a third-party customer on our platform for which we have begun to recognize revenue. This metric does not include any of the company’s owned and operated websites.

• average revenue per domain:  We calculate average revenue per domain by dividing Registrar revenues for a period by the average number of domains registered in that period. The average number of domains is the simple average of the number of domains at the beginning and end of the period. Average revenue per domain for partial year periods is annualized.

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended March 31,
	2012	2013	% Change
Content & Media Metrics (1)
Owned & operated
Page views (in millions)	3,142	3,780	20%
RPM	$12.52	$13.15	5%
Network of customer websites
Page views (in millions)	4,722	4,867	3%
RPM	$3.10	$3.20	3%
RPM ex-TAC (1)	$2.38	$2.09	(12)%
Registrar Metrics (2)
End of Period # of Domains (in millions)	13.3	14.0	5%
Average Revenue per Domain	$9.94	$10.22	3%
 ___________________________________

(1)	Traffic acquisition costs (TAC) represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers' websites.

(2)
For a discussion of these period to period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising where an advertiser pays when the advertising is displayed. Historically and for the three months ended March 31, 2013, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the three months ended March 31, 2013, approximately 40% of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

Growth in Content & Media revenue is principally dependent upon growth in page views and RPMs. Our recent growth in page views has been primarily due to an increase in the number of visitors to our library of content published in 2011 and earlier, the increase in the amount of our content distributed to our network of content partners, and traffic growth from mobile devices. We believe that there are opportunities to grow our page views by creating and publishing more content in a greater variety of formats on our owned and operated sites as well as expanding our network of customer websites. Our RPMs are subject to changes in the online advertising marketplace, which could include lower rates received for certain ad units. Currently, our Content & Media revenue is primarily advertising-based; however, we believe there is an opportunity to diversify our revenue by expanding our paid content services, including offering paid subscriptions to access certain of our media content. For example, we acquired Creativebug, an online destination for arts and crafts instructional content in March 2013 to accelerate our paid content opportunity.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms. Since 2011, the Company has experienced fluctuations in the total number of Google search referrals to its owned and operated websites and network of customer websites. Some of the more recent changes in 2013 have resulted in a significant reduction in search engine referral traffic to eHow and certain of our other owned and operated websites. These changes, as well as any potential future changes, may result in material fluctuations in our financial performance.

During 2011 and 2012, and in response to changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $5.9 of accelerated amortization expense in the fourth quarter of 2011 and $1.8 of accelerated amortization expense in the first quarter of 2012.

We intend to evolve and continuously improve our content creation and distribution platform. During 2011 and 2012, we made certain improvements to this platform including establishing more stringent criteria for the admission of content creators, increasing our investment in video, long-form content and images, publishing content directed at international markets and in languages other than English, adding content production algorithms targeted toward ensuring that each additional unit of content published is unique in relation to existing content units, and expanding the distribution of our content to our network of customer websites. As we made these improvements to our content creation and distribution platform, we reduced the level of our overall investment in media content in 2012 when compared to 2011. Based on our assessment of the results of these improvements, we increased our investment in media content over the course of 2012. We expect this trend to continue and anticipate increased media content expenditures in 2013 compared to 2012, including additional investment in short-form articles on our owned and operated sites such as eHow.com, growth in content published on our network of customer websites and creation of new content formats, including paid content, designed to further diversify our content offering.
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

The growth in our Registrar revenue is dependent upon our ability to attract and retain customers to our Registrar platform through competitive pricing on domain registrations and value added services. Beginning in the first quarter of 2010 and extending through the third quarter of 2011, we added several customers with large volumes of domains to our Registrar platform. This resulted in fluctuations in our average revenue per domain over these periods, from which we only recognized revenue on a portion of these domain names while deferring revenue recognition on the remainder. As the mix of large, higher volume customers increases, we also expect that the associated service costs as a percentage of revenue will increase when compared to our historical results.

The Internet Corporation for Assigned Names and Numbers, or ICANN, has approved a framework for the significant expansion of the number of gTLDs, which is expected to result in the delegation of new gTLDs commencing in 2013. We believe that such expansion, once completed, could result in an increase in the number of domains registered on our platform commencing in the latter half of 2013. In addition, we believe that the New gTLD Program could also provide us with new revenue opportunities commencing in the latter half of 2013, which include operating the back-end infrastructure for new gTLD registries and/or owning one or more gTLDs in our own right.

During 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and or third parties in the pursuit of the Company's ownership of certain gTLD operator rights. While there can be no assurance that the Company will be awarded any gTLDs, the Company capitalizes payments made for gTLD applications that are determined to embody a probable economic benefit, which are included in other long-term assets at December 31, 2012 and March 31, 2013. During the remainder of 2013 and as part of the New gTLD Program, the Company may receive partial cash refunds for certain gTLD applications, and to the extent the Company elects to sell or dispose of certain gTLD applications throughout the process, it may also incur gains or losses on amounts invested. Gains on the sale of the Company's interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which the Company expects to commence in 2013, gTLD application fees will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life. Other costs incurred by the Company as part of its gTLD initiative and not directly attributable to the acquisition of gTLD operator rights are expensed as incurred.

We expect to incur between $5 and $10 million of formation expenses related to the New gTLD Program in 2013, and the total amount of our investment at the completion of the New gTLD Program could be substantially higher or lower than the amounts invested to date. Revenue is not expected to commence until the latter half of 2013 at the earliest.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying Content & Media and Registrar services revenues we generate. In the near term, we expect that the period-over-period growth in our Content & Media revenue will exceed the growth in our Registrar revenue, which would typically provide for higher operating margins. However, we also expect that our service costs will increase in 2013 compared to 2012 in line with revenue growth and also due to the impact of our acquisitions of

Name.com and Creativebug. We believe that these factors, together with costs associated with our preparation for new gTLDs becoming available for registration later in 2013, will constrain our operating margin growth in the short-term as we increase our investment in new business initiatives to support future growth.

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

For the three months ended March 31, 2013, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is an opportunity in the longer term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. We plan to further expand our operations internationally to address this opportunity by launching new websites and expanding our existing web properties eHow en Español and eHow Brasil. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

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

Where we enter into revenue sharing arrangements with our customers, such as those relating to our IndieClick network and our undeveloped customer websites, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers as traffic acquisition costs, or TAC, which are included in service costs. In circumstances where we distribute our content on third-party websites and the customer acts as the primary obligor we recognize revenue on a net basis.

Registrar Revenue

Our Registrar revenue is principally comprised of registration fees charged to resellers and consumers in connection with new, renewed and transferred domain name registrations. In addition, our Registrar also generates revenue from the sale of other value-added services that are designed to help our customers easily build, enhance and protect their domains, including security services, e-mail accounts and web-hosting. Finally, we generate revenue from fees related to auction services we provide to facilitate the selling of third-party owned domains. Our Registrar revenue varies based upon the number of domains registered, the rates we charge our customers and our ability to sell value-added services. We market our Registrar wholesale services under our eNom brand, and our retail registration services under Name.com and the eNomCentral brand, among others.

Operating Expenses

Operating expenses consist of service costs, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock based compensation and depreciation expenses associated with our capital expenditures.

Service Costs

Service costs consist of: fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; personnel costs related to in-house editorial, customer service and information technology; and certain content production costs such as our premium multi-channel video deal with YouTube in 2012 and costs associated with our paid content initiatives, such as instruction content created in connection with our acquisition of Creativebug in March 2013. We anticipate that content production costs will be a lower proportion of total service costs in 2013 than in 2012 as we completed the production of our content under the multi-channel video initiative with YouTube. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar. In the near term, we expect that the decrease in the production of video for YouTube will be offset by increases in costs associated with our investment in new business initiatives in 2013 (including our preparation for new gTLDs) resulting in comparable service costs compared to historical results.

 Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our Content & Media service, including expenses required to support the expansion of our direct advertising sales force. We currently anticipate that our sales and marketing expenses will continue to increase in the near term as a percent of revenue as we continue to grow our sales and marketing organizations and invest in marketing activities to support the growth of our business.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, our owned and operated websites and future product and service offerings of our Registrar. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, but remain relatively flat as a percentage of revenue compared to 2012.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the three months ended March 31, 2012 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, our allowance for doubtful accounts may increase, which may lead to increased bad debt expense. In 2013, we expect to incur higher personnel costs and professional fees related to our efforts to separate the Company into two distinct publicly traded companies. As we continue to expand our business, combined with higher general and administrative costs expected from the Proposed Business Separation in 2013, we anticipate general and administrative expenses will increase at a higher rate than our projected revenue growth in 2013 when compared to 2012.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models show embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of March 31, 2013. We estimate our capitalized content to have a weighted average useful life of 5.1 years as of March 31, 2013. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term as we intend to increase our investment in content intangible assets as compared to the prior year, and because of the increase in identifiable intangible assets acquired in the Name.com and Creativebug acquisitions in December 2012 and March 2013, respectively.  Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

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

As of March 31, 2013, we had approximately $52.4 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 2.5 years.  In addition we also had approximately $1.4 million of unrecognized compensation expense related to our Employee Stock Purchase Plan that we expect to recognize on a straight-line basis through the fourth quarter of 2013. Stock-based compensation expense is expected to increase in 2013 compared to 2012 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our revolving credit facility. In the event that we increase, modify and or draw down on our revolving credit facility in the near term, interest expense would increase when compared to 2012. As of March 31, 2013 no principal balance was outstanding under the revolving credit facility.

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

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have legal presence, including the United Kingdom, the Netherlands, Canada, Sweden, Ireland and Argentina. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, capitalization and useful lives associated with our intangible assets, including our internal software and website development and content costs, income taxes, stock-based compensation and the recoverability of our goodwill and long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed those in our 2012 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates since the date of our 2012 Annual Report on Form 10-K.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended
	March 31,
	2012	2013
	(In thousands)
Revenue	$86,234	$100,620
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets)	41,262	48,177
Sales and marketing	10,393	14,083
Product development	10,124	11,160
General and administrative	15,395	16,375
Amortization of intangible assets	11,956	9,559
Total operating expenses	89,130	99,354
Income (loss) from operations	(2,896)	1,266
Other income (expense)
Interest income	15	7
Interest expense	(137)	(153)
Other income (expense), net	(19)	(78)
Total other expense	(141)	(224)
Income (loss) before income taxes	(3,037)	1,042
Income tax (expense)/benefit	1,195	(373)
Net income (loss)	(1,842)	669
Cumulative preferred stock dividends	—	—
Net income (loss) attributable to common shareholders	$(1,842)	$669

(1)	Depreciation expense included in the above line items:

Service costs	$3,650	$3,982
Sales and marketing	134	107
Product development	282	236
General and administrative	898	1,020
Total depreciation expense	$4,964	$5,345

(2)	Stock-based compensation included in the above line items:

Service costs	$708	$611
Sales and marketing	1,536	1,923
Product development	1,688	1,165
General and administrative	3,459	3,564
Total stock-based compensation	$7,391	$7,263

As a percentage of revenue:

	Three Months ended
	March 31,
	2012	2013
Revenue	100.0%	100.0%
Operating expenses:	—	—
Service costs (exclusive of amortization of intangible assets)	47.8%	47.9%
Sales and marketing	12.1%	14.0%
Product development	11.7%	11.1%
General and administrative	17.9%	16.3%
Amortization of intangible assets	13.9%	9.5%
Total operating expenses	103.4%	98.7%
Income (loss) from operations	(3.4)%	1.3%
Other income (expense)	—
Interest income	—%	—%
Interest expense	(0.2)%	(0.2)%
Other income (expense), net	—%	(0.1)%
Total other expense	(0.2)%	(0.2)%
Income (loss) before income taxes	(3.5)%	1.0%
Income tax (expense)/benefit	1.4%	(0.4)%
Net income (loss)	(2.1)%	0.7%

Revenue

Revenue by service line were as follows:

	Three months ended March 31,
	2012	2013	% Change
	(In thousands)
Content & Media:
Owned and operated websites	$39,348	$49,703	26%
Network of customer websites	14,615	15,588	7%
Total Content & Media	53,963	65,291	21%
Registrar	32,271	35,329	9%
Total revenue	$86,234	$100,620	17%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites increased by $10.4 million, or 26%, to $49.7 million for the three months ended March 31, 2013, as compared to $39.3 million for the same period in 2012. The increase was primarily due to an increase in page views and an increase in RPMs. Page views increased by 20%, from 3,142 million page views in the three months ended March 31, 2012 to 3,780 million page views in the three months ended March 31, 2013 primarily due to stronger traffic growth on eHow.com and Livestrong.com. RPMs increased by 5%, from $12.52 in the three months ended March 31, 2012 to $13.15 in the three months ended March 31, 2013 primarily due to growth on certain of our owned and operated websites and increasing monetization yield from mobile traffic.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended March 31, 2013 increased by $1.0 million, or 7%, to $15.6 million, as compared to $14.6 million in the same period in 2012. The increase was primarily due to an increase in page views and RPMs, offset by lower revenue associated with less content delivered year-over-year as we satisfied our final content delivery requirements under the YouTube Channels agreement. Page views increased by 145 million or 3%, from 4,722 million page views in the three months ended March 31, 2012, to 4,867 million pages viewed in the three months ended March 31, 2013. The increase in page views was due primarily to growth in page views from our IndieClick network, offset by a decrease in page views associated with our Pluck customer base. RPMs increased 3% from $3.10 in the three months ended March 31, 2012 to $3.20 in the three months ended March 31, 2013. The increase in RPMs was primarily due to higher revenue growth from our content partners and network of customers with undeveloped websites, partially offset by growth in IndieClick page views, which typically average lower RPMs, and lower YouTube channels revenue.

Registrar Revenue

Registrar revenue for the three months ended March 31, 2013 increased $3.1 million, or 9%, to $35.3 million compared to $32.3 million for the same period in 2012. The increase was largely due to an increased number of new domain registrations and domain renewal registrations in 2013 compared to 2012 and an increase in our average revenue per domain. The number of domain registrations increased 0.7 million, or 5%, to 14.0 million during the three months ended March 31, 2013 as compared to 13.3 million in the same period in 2012 primarily due to the addition of large volume customers and the December 2012 acquisition of Name.com. Our average revenue per domain increased slightly by $0.28, or 3%, to $10.22 during the three months ended March 31, 2013 from $9.94 in the same period in 2012.

Cost and Expenses

Operating costs and expenses were as follows:

	Three months ended March 31,
	2012	2013	% Change
	(In thousands)
Service costs (exclusive of amortization of intangible assets)	$41,262	$48,177	17%
Sales and marketing	10,393	14,083	36%
Product development	10,124	11,160	10%
General and administrative	15,395	16,375	6%
Amortization of intangible assets	11,956	9,559	(20)%

Service Costs

Service costs for the three months ended March 31, 2013 increased by approximately $6.9 million, or 17%, to $48.2 million compared to $41.3 million in the same period in 2012. The increase was primarily due to a $3.2 million increase in domain registry fees and registrar costs associated with our growth in domain registrations and related revenue over the same period and the acquisition of Name.com in December 2012, a $2.1 million increase in TAC primarily due to revenue growth from customer-owned undeveloped websites over the same period, a $0.6 million increase in personnel related costs including stock-based compensation, a $0.3 million increase in depreciation expense and a $0.4 million increase in information technology expense to support growth in our business. These factors were partially offset by a $0.8 million decrease in content related expenses associated with our YouTube premium channels agreement. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) increased 10 basis points to 47.9% in the three months ended March 31, 2013 compared to 47.8% during the same period in 2012.

Sales and Marketing

Sales and marketing expenses increased 36%, or $3.7 million, to $14.1 million for the three months ended March 31, 2013 from $10.4 million for the same period in 2012. The increase in expense was primarily driven by increased personnel related costs, including stock-based compensation expense, of approximately $1.1 million due to the Name.com acquisition, growth in our advertising sales teams, and an increase of approximately $2.7 million in marketing activities to support the growth of our business. As a percentage of revenue, sales and marketing expense increased 190 basis points to 14.0% during the three months ended March 31, 2013 compared to 12.1% during the same period in 2012.

Product Development

Product development expenses increased by $1.0 million, or 10%, to $11.2 million during the three months ended March 31, 2013 compared to $10.1 million in the same period in 2012. The increase was largely due to approximately $0.8 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development. As a percentage of revenue, product development expenses decreased 60 basis points to 11.1% during the three months ended March 31, 2013 compared to 11.7% during the same period in 2012.

General and Administrative

General and administrative expenses increased by $1.0 million, or 6%, to $16.4 million during the three months ended March 31, 2013 compared to $15.4 million in the same period in 2012. The increase was primarily due to a $0.9 million increase in rent expense and $0.3 million increase in personnel related costs. The increase in rent expense was largely due to the acquisition of Name.com in December 2012 and incremental rent expense incurred during the period as a result of our upcoming headquarter relocation in the second quarter of 2013. Partially offsetting these expenses was a $0.9 million decrease in professional fees primarily due to decreased audit-related fees over the same period. As a percentage of revenue, general and administrative costs decreased 160 basis points to 16.3% during the three months ended March 31, 2013 compared to 17.9% during the same period in 2012.

Amortization of Intangibles

Amortization expense for the three months ended March 31, 2013 decreased by $2.4 million, or 20%, to $9.6 million compared to $12.0 million in the same period in 2012. The reduction is primarily due to a decrease in the amortization of content assets as well as other intangible assets primarily acquired via acquisitions prior to 2010 that are now fully amortized, offset by additional amortization expense from intangible assets acquired from acquisitions in 2011 and Name.com in 2012. Additionally, we accelerated $1.8 million of amortization expense during the three months ended March 31, 2012 as compared to $0.1 million in 2013 as a result of removing certain media content assets from service in these periods. As a percentage of revenue, amortization of intangible assets decreased 440 basis points to 9.5% during the three months ended March 31, 2013 compared to 13.9% during the same period in 2012 as the result of the increase in revenue.

Interest Income

Interest income for the three and three months ended March 31, 2013 did not change significantly compared to the same period in 2012.

Interest Expense

Interest expense for the three and nine months ended March 31, 2013 did not change significantly compared to the same period in 2012.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2013 did not change significantly compared to the same period in 2012.

Income Tax Benefit (Expense)

During the three months ended March 31, 2013, we recorded an income tax expense of $0.4 million compared to a benefit of $1.2 million during the same period in 2012, representing an increase of $1.6 million. The increase was primarily due to a benefit from the change in California apportionment methodology during the quarter ended March 31, 2012.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted EBITDA financial measure differs from GAAP net income in that it excludes certain expenses such as depreciation, amortization, stock-based compensation, as well as the financial impact of acquisition and realignment costs, the formation expenses directly related to our generic Top Level Domain (“gTLD”) initiative and any gains or losses on certain asset sales or dispositions. Acquisition and realignment costs include such items, when applicable, as (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments attributable to acquisition or corporate realignment activities and (d) expenditures related to the Proposed Business Separation. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP revenue as it reflects our consolidated revenues net of our traffic acquisition costs. Adjusted EBITDA and Revenue ex-TAC are frequently used by securities analysts, investors and others as a common financial measure of our operating performance.
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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted EBITDA for each of the periods presented:

	Three months ended
	March 31,
	2012	2013
	(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$53,963	$65,291
Registrar revenue	32,271	35,329
Less: traffic acquisition costs (TAC)(1)	(3,379)	(5,436)
Total revenue ex-TAC	$82,855	$95,184

Net income (loss)	$(1,842)	$669
Add:
Income tax expense/(benefit)	(1,195)	373
Interest and other expense, net	141	224
Depreciation and amortization(2)	16,920	14,904
Stock-based compensation(3)	7,391	7,263
Acquisition and realignment costs(4)	61	376
gTLD expense(5)	429	1,618
Adjusted EBITDA	$21,905	$25,427

___________________________________

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

(2)
Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the three months ended March 31, 2012 and 2013 includes $1.8 million and $0.1 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain content intangible assets from service in that period.

(3)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.

(4)
Acquisition and realignment costs include such items, when applicable, as (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments attributable to acquisition or corporate realignment activities and (d) expenditures related to the Proposed Business Separation.

(5)	Comprises formation expenses directly related to our gTLDs initiative that is not expected to generate associated revenue until the latter half of 2013 at the earliest.

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

Liquidity and Capital Resources

As of March 31, 2013, our principal sources of liquidity were our cash and cash equivalents in the amount of $109.4 million, which primarily are invested in money market funds, and our $105 million revolving credit facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

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

We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to enhance our content product offerings. In 2012 such changes included increasing our investment in video, long-form content and images and publishing content directed at international markets and in languages other than English, as well as increasing and expanding distribution of our content to our network of customer websites. As we made improvements and assessed the impact of such improvements to our content creation and distribution platform, we reduced the level of our overall investment in media content in 2012 when compared to 2010 and 2011. However, based on our assessment of the results to date, we expect to increase our investment in media content during 2013 compared to 2012.

In connection with our gTLD initiative under the New gTLD Program, we incurred formation expenses of $4.3 million through March 31, 2013 and expect to incur up to $5 to $10 million of additional formation expenses in 2013. We also made $18.2 million of capital investment in gTLD applications as of March 31, 2013. The net amount of investment incurred in our pursuit of gTLD operator rights in 2013 could be substantially higher or lower as the New gTLD Program progresses throughout the remainder of the year.

Since our inception through March 31, 2013, we have also used significant cash to make strategic acquisitions to further grow our business, including the recent acquisitions of Name.com in December 2012 and Creativebug in March 2013 and those detailed in our 2012 Annual Report on Form 10-K. We may make further acquisitions in the future.
We announced a $25 million stock repurchase plan on August 19, 2011, which was further increased on February 8, 2012 to $50 million. Under the plan, the Company was authorized to repurchase up to $50 million of its common stock from time to time in open market purchases or in negotiated transactions. During the three months ended March 31, 2013, we repurchased 0.6 million shares at an average price of $8.65 per share for an aggregate amount of $4.8 million and approximately $19.2 million remains available under the repurchase plan at March 31, 2013. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

We entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks in August, 2011. The Credit Agreement provides for a $105 million, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate. The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio. As of March 31, 2013, no principal balance was outstanding and approximately $95.6 million was available for borrowing under the Credit Agreement, after deducting the face amount of outstanding standby letters of credit of approximately $9.4 million, and we were in compliance with all covenants.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Three months ended March 31,
	2012	2013
	(In thousands)
Net cash provided by operating activities	$18,478	$26,815
Net cash used in investing activities	(7,267)	(15,770)
Net cash used in financing activities	(1,671)	(4,564)

Cash Flow from Operating Activities

Three months ended March 31, 2013

Net cash inflows from our operating activities of $26.8 million primarily resulted from improved operating performance. Our net income during the period was $0.7 million, which included non-cash charges of $22.4 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, with positive contribution from increases in deferred revenue and decreases in accounts receivable of $9.8 million, offset by changes in deferred registrations costs and accrued expenses of $6.1 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service during the period, while the decrease in our accounts receivable was primarily due to timing of collections. The increase in accrued expenses reflects increases in amounts due to certain vendors and our employees resulting from growth in our business.

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

Cash Flow from Investing Activities

Three months ended March 31, 2012 and 2013

Net cash used in investing activities was $15.8 million and $7.3 million during the three months ended March 31, 2013 and 2012, respectively. Cash used in investing activities during the three months ended March 31, 2013 and 2012 included investments in our intangible assets of $3.9 million and $2.6 million, respectively and investments in our property and equipment of $5.8 million and $4.3 million respectively, which included internally developed software. Net cash outflows from business acquisitions was $6.1 million and $0.2 million during the three months ended March 31, 2013 and 2012, respectively.

Cash Flow from Financing Activities

Three months ended March 31, 2012 and 2013

Net cash used in financing activities was $4.6 million and $1.7 million during the three months ended March 31, 2013 and 2012, respectively.  Cash used in financing activities during the three months ended March 31, 2013 and 2012 was primarily driven by the repurchase of common stock of $4.8 million and $3.0 million, respectively, and payments of withholding tax on net exercise of certain employee stock-based awards of $1.4 million and $0.8 million, respectively. This was offset by proceeds from exercise of stock options and contributions to our ESPP of $1.7 million and $2.1 million during the three months ended March 31, 2013 and 2012, respectively.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any off balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2012 and 2013, we used $4.3 million and $5.8 million in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making further capital expenditures of between $20 million and $25 million during the remainder of the year ending December 31, 2013.

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

Concentrations of Credit Risk

As of March 31, 2013, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2012 and March 31, 2013, components of our consolidated accounts receivable balance comprising more than 10%:

	December 31, 2012	March 31, 2013
Google, Inc.	26%	34%

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

PART II

OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

In April 2011, the Company and eleven other defendants were named in a patent infringement lawsuit filed in the U.S. District Court, Eastern District of Texas.  The plaintiff filed and served a complaint making several claims related to a method for displaying advertising on the Internet. In April 2013, the Company settled with the plaintiff for an immaterial amount.

In addition, from time to time the Company is a party to other various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is a party that, in our belief, is likely to have a material adverse effect on the Company's future financial results.

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the three months ended March 31, 2012 and 2013, we derived approximately 36% and 40%, respectively, of our total revenue from our various advertising and content arrangements with Google. We use Google for cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. We have entered into agreements with Google related to (i) advertising for our developed websites, such as eHow, and our undeveloped websites, (ii) our use of Google's DoubleClick ad-serving platform to deliver advertisements to our developed websites and (iii) a revenue-sharing arrangement with respect to revenue generated by our content posted on Google's YouTube. Each such agreement expires in the third quarter of 2014. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated, we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term of such agreements on terms and conditions less favorable to us, would have a material adverse effect on our business, financial condition and results of operations.

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

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms. Since 2011, the Company has experienced fluctuations in the total number of Google search referrals to its owned and operated websites and network of customer websites. Some of the more recent changes in 2013 have resulted in a significant reduction in search engine referral traffic to eHow and certain of our other owned and operated websites. These changes are too recent for us to fully assess their overall potential impact and there is a risk that they, or any future changes, may result in a material negative impact on our projected financial performance for the remainder of 2013.

During 2011 and 2012, and in response to the changes in search engine algorithms in 2011, we performed an evaluation of our existing content library to identify potential improvements in our content creation and distribution platform. We intend to evolve and continuously improve our content creation and distribution platform and to create new content formats to meet rapidly changing consumer demand. During 2011 and 2012, we made certain improvements to this platform including the establishment of more stringent criteria for the admission of content creators, segmentation of creators by subject matter expertise, an increase in our investment in video, long-form content and images, publication of content directed at international markets and in languages other than English, addition of content production algorithms targeted toward ensuring that each additional unit of content published is unique in relation to existing content units, and an expansion of distribution of our content to our network of customer websites. As we made these improvements to our content creation and distribution platform, we significantly reduced the level of our overall investment in media content in 2012 when compared to our content investment in 2011. Based on our assessment of the results of these improvements, we began to increase our investment in media content over the course of 2012. We anticipate making increased media content expenditures in 2013 compared to 2012, including additional investment in short-form articles on our owned and operated sites including eHow.com, growth in content published on our network of customer websites and creation of new content formats, including subscription content, designed to further diversify our content offering. The continued creation of media content through our creation and distribution platform is critical to the long-term growth of traffic to our owned and operated websites as well as our network of customer websites. There can be no assurance that these changes or any future changes, including the planned increase in content production, will be successfully implemented. If we are unsuccessful in increasing the production of content that successfully attracts traffic, our traffic and revenue growth could be adversely impacted.

Another method we employ to attract and acquire new, and retain existing, users and customers is commonly referred to as search engine optimization (“SEO”). SEO involves developing websites to rank well in search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites and our customer websites is dependent on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends. Our failure to successfully manage our SEO strategy could result in a substantial decrease in traffic to our owned and operated websites and to our customer websites through which we distribute our content, which would result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic. Any or all of these results would adversely affect our business, revenue, financial condition and results of operations.

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For the three months ended March 31, 2013, we believe that a majority of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), based on our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers' websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers' websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

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

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms. Since 2011, the Company has experienced fluctuations in the total number of Google search referrals to its owned and operated websites and network of customer websites. Some of the more recent changes in 2013 have resulted in a significant reduction in search engine referral traffic to eHow and certain of our other owned and operated websites. These changes are too recent for us to fully assess their overall potential impact and there is a risk that they, or any future changes, may result in a material negative impact on our projected financial performance for the remainder of 2013.

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

We generated 49% and 57%, respectively of our revenue for the three months ended March 31, 2012 and 2013 from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

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

For the three months ended March 31, 2012 and 2013, we generated approximately 28% and 34%, respectively, of our revenue from eHow. No other individual Content & Media site was responsible for more than 10% of our revenue in these periods.

eHow depends on various Internet search engines to direct traffic to the site. For the three months ended March 31, 2013, we estimate that approximately half of eHow's page view traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those previously implemented by Google, some of which had a negative effect on search referral traffic to eHow and caused a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, we have already produced a significant amount of content that is housed on eHow and it has become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and results of operations.

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

An important potential area of growth for us is the development of new content formats, including paid subscription content. We also regularly evaluate and consider acquiring or investing in new lines of business, or developing these new lines of business internally, including businesses that are ancillary to our existing Content and Media service offering. If we develop, acquire or invest in new lines of business, including the development of new content formats, we will need to develop, integrate and effectively manage these new businesses. For example, we have limited experience developing paid subscription content, and we cannot be certain that we will be successful in implementing such new lines of business. These new lines of business may be subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control, including the lack of market acceptance. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these new lines of business. In addition, if any new business which we acquire or develop or in which we invest does not progress as planned, we may not recover the funds and resources we have expended. Our inability to acquire, invest in or develop new lines of business, such as expanding our content offerings to include paid subscription content, may limit our future growth and have a negative effect on our business, revenue, financial condition and results of operations.

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

Our content channels service offering helps publishers and brands broaden their reach online by creating topically relevant content to publish to their websites and utilizing our proprietary creation and distribution platform. We anticipate that a significant portion of our investment in media content in 2013 will result from our expanding investment in our content channels service offering. We currently have approximately 25 content channels and anticipate expanding this service offering during 2013 and beyond. In order to expand this service offering, we need to continue to generate new content channels customers and maintain our existing customers. If our existing and prospective content channels customers do not perceive our media content to be of sufficiently high quality, we may not be able to expand our content offering on the websites of existing customers, retain our current customers or identify and attract new customers. Our content channel agreements are generally two-year arrangements for the creation and distribution of media content, and typically include a revenue sharing arrangement with respect to different types of advertising generated by the display of our media content.

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

The anticipated introduction of new gTLDs by ICANN (the “New gTLD Program”) could substantially change the domain name industry in unexpected ways. If we do not properly manage our response to the change in business environment, it could adversely impact our competitive position or market share.

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

Our success depends in large part on our customers' renewals of their domain name registrations. Registrar service revenue, which is closely tied to domain name registrations, represented approximately 37% and 35% of total revenue in the three months ended March 31, 2012 and 2013, respectively. Our customer renewal rate for expiring domain name registrations was approximately 79% and 71% in the three months ended March 31, 2012 and 2013, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

We were founded in 2006 and have a limited operating history. We had a net loss in every year from inception until the year ended December 31, 2012 when we generated net income. As of March 31, 2013 we had an accumulated deficit of approximately $63.9 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and sufficient positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

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

Our operating margins may experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including expenses related to content creation. For example, historically, we have focused on the creation of shorter-form text articles or standard videos for our owned and operated websites, including “how to” articles for eHow. However, if we increase the number of longer-form or “feature” articles or premium videos or choose to create other forms of content formats, and in turn reduce our investment in the shorter-form types of content, our operating margins may suffer as these other forms of content may be more expensive to create and the corresponding return on investment, if any, could be reduced. In addition, we intend to enter into additional revenue sharing arrangements with our customers which could cause our operating margins to experience downward pressure if a greater percentage of our revenue comes from advertisements placed on our network of customer websites compared to advertisements placed on our owned and operated websites. Additionally, the percentage of advertising fees that we pay to our customers may increase, which would reduce the margin we earn on revenue generated from those customers.

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

We have made numerous acquisitions in the past, including one in 2013, one in 2012 and four in 2011, and our future growth may depend, in part, on acquisitions of complementary websites, businesses, solutions or technologies rather than internal development. We may continue to make acquisitions in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

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

These covenants could adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default and acceleration of our indebtedness. Furthermore, if the syndicate of commercial banks is unwilling to waive certain covenants, we may be forced to amend our revolving or replace credit facility on terms less favorable than current terms or enter into new financing arrangements. As of March 31, 2013, we had no indebtedness outstanding under this facility, but had outstanding standby letters of credit of approximately $9.4 million.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $5.62 to $24.57 through May 10, 2013. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of May 9, 2013, we had 86,951,044 shares of common stock outstanding.

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

In addition, as of March 31, 2013 we have registered approximately 44 million shares reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan will be available for immediate resale in the United States in the open market.

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

In February 2013, we announced our intention to pursue the separation of our business into two distinct publicly traded companies (the “Proposed Business Separation”).  The Proposed Business Separation could be delayed or negatively impacted by unanticipated developments, including, without limitation, the incurrence of additional expenses related to completing the Proposed Business Separation, delays in filing and effectiveness of appropriate filings with the SEC, obtaining favorable tax rulings and/or opinions regarding the tax-free nature of the transaction, receipt of regulatory approvals, completing further due diligence as appropriate and changes in market conditions. In addition, consummation of the Proposed Business Separation will require final approval from our board of directors. Therefore, we cannot assure that we will be able to complete the Proposed Business Separation on the terms or on the timeline that we announced, if at all.

The Proposed Business Separation may require significant time and attention of our management, may not achieve the intended results, and may present difficulties that could have an adverse effect on us.

In order to position ourselves for the Proposed Business Separation, we are actively considering and pursuing strategic, structural and process actions and initiatives for both businesses.  These actions could lead to disruption of our ongoing operations, loss of, or our inability to recruit, key personnel needed to operate and grow our businesses and complete the Proposed Business Separation, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and suppliers, among other things.  We believe the execution of the Proposed Business Separation will likely entail significant operating expenses consisting primarily of legal, accounting and advisory fees. Execution of the Proposed Business Separation will require significant time and attention from management, which may distract management from the operation of our business and the execution of our other initiatives. Our employees may also be distracted due to uncertainty about their future roles with us pending the completion of the Proposed Business Separation. Although the Proposed Business Separation is intended to be a tax-free pro rata distribution to our stockholders, these types of transactions are complex and there are no assurances that there will not be adverse tax liabilities in connection therewith. Further, if the Proposed Business Separation is completed, the transaction may not achieve the intended results. Any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

Repurchases of our Common Stock

The following provides information regarding our repurchase of our common stock during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	272,478		$8.88	272,478	$ [-]
February 1 - February 28, 2013	286,360		8.44	286,360	[-]
March 1 - March 31, 2013	-	(1)	-	-	[-]
Total	558,838		$8.65	558,838	$ [-]

(1)
Excludes 18,769 shares of common stock surrendered by participants under our Amended and Restated 2006 Equity Incentive Plan as payment of applicable withholding taxes due upon the vesting of restricted stock awards and unsettled as of March 31, 2013. Shares so surrendered by the participants are surrendered pursuant to the terms of the plan and the applicable award agreements and are not pursuant to publicly announced share repurchase authorizations.

As previously disclosed in a current report on Form 8-K filed on August 22, 2011, our Board of Directors approved a stock repurchase program effective as of August 19, 2011 to repurchase up to $25.0 million of our outstanding common stock as share price, market conditions and other factors warrant.  In addition, as previously disclosed in a current report on Form 8-K filed on February 16, 2012, our Board of Directors approved a $25.0 million increase to this previously approved stock repurchase program, for an aggregate amount of $50.0 million of repurchases under the program. Under the stock repurchase program, we have cumulatively repurchased a total of approximately 4.0 million shares at a total cost of approximately $30.8 million through March 31, 2013. The stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

Our revolving credit facility limits our ability to make cash distributions with respect to our equity interests, such as redemptions, cash dividends and share repurchases, based on a defined leverage ratio. See “Liquidity and Capital Resources” in Part 1, Item 2 of this report for further discussion of our long-term debt.

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

Date:  May 10, 2013

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