Form 10-Q
period 2013-06-30
DEMAND MEDIA INC.
filed 2013-08-09
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35048
DEMAND MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4731239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1655 26th Street Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒
As of August 6, 2013, there were 89,682.317 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.     FINANCIAL INFORMATION

Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$69,876	$102,933
Accounts receivable, net	38,320	45,517
Prepaid expenses and other current assets	8,085	6,041
Deferred registration costs	63,729	57,718
Total current assets	180,010	212,209
Deferred registration costs, less current portion	12,246	11,320
Property and equipment, net	43,174	35,467
Intangible assets, net	101,994	91,746
Goodwill	348,333	266,349
Other assets	20,072	20,906
Total assets	$705,829	$637,997
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,392	$10,471
Accrued expenses and other current liabilities	35,049	40,489
Deferred tax liabilities	18,195	18,892
Deferred revenue	82,337	75,142
Total current liabilities	149,973	144,994
Deferred revenue, less current portion	16,866	15,965
Other liabilities	14,714	4,847
Long-term debt	20,000	—
Total liabilities	201,553	165,806
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 500,000 shares authorized; 93,624 and 90,378 shares issued, and 89,618 and 86,931 shares outstanding at June 30, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	597,881	562,692
Accumulated other comprehensive income (loss)	(41)	15
Treasury stock at cost, 4,006 and 3,447 shares at June 30, 2013 and December 31, 2012, respectively	(30,767)	(25,932)
Accumulated deficit	(62,808)	(64,595)
Total stockholders’ equity	504,276	472,191
Total liabilities and stockholders’ equity	$705,829	$637,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenue	$101,066	$93,055	$201,686	$179,289
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	48,575	44,367	96,752	85,629
Sales and marketing	12,243	11,660	26,326	22,053
Product development	10,742	10,587	21,902	20,711
General and administrative	17,622	15,754	33,997	31,149
Amortization of intangible assets	10,551	9,759	20,110	21,715
Total operating expenses	99,733	92,127	199,087	181,257
Income (loss) from operations	1,333	928	2,599	(1,968)
Interest income	6	10	13	25
Interest expense	(165)	(173)	(318)	(310)
Other income (expense), net	(45)	(45)	(123)	(64)
Gain on other assets, net	1,229	—	1,229	—
Income (loss) before income taxes	2,358	720	3,400	(2,317)
Income tax benefit (expense)	(1,240)	(626)	(1,613)	569
Net income (loss)	1,118	94	1,787	(1,748)

Net income (loss) per share - basic	$0.01	$—	$0.02	$(0.02)
Net income (loss) per share - diluted	$0.01	$—	$0.02	$(0.02)

Weighted average number of shares - basic	87,370	83,925	86,997	83,433
Weighted average number of shares - diluted	88,451	86,802	88,143	83,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$1,118	$94	$1,787	$(1,748)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(25)	(15)	(56)	(21)
Other comprehensive income (loss), net of tax	(25)	(15)	(56)	(21)
Comprehensive income (loss)	$1,093	$79	$1,731	$(1,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common stock		Additional paid-in capital amount	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares outstanding	Amount
	(In thousands)
Balance at December 31, 2012	86,931	$11	$562,692	$(25,932)	$15	$(64,595)	$472,191
Issuance of stock under employee stock awards and other, net	1,167	—	5,295	—	—	—	5,295
Stock option windfall tax benefits	—	—	88	—	—	—	88
Repurchases of common stock to be held in treasury	(559)	—	—	(4,835)	—	—	(4,835)
Stock-based compensation expense	—	—	12,675	—	—	—	12,675
Issuance of common stock for acquisitions	2,079	—	17,131	—	—	—	17,131
Foreign currency translation adjustment	—	—	—	—	(56)	—	(56)
Net income	—	—	—	—	—	1,787	1,787
Balance at June 30, 2013	89,618	$11	$597,881	$(30,767)	$(41)	$(62,808)	$504,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net income (loss)	$1,787	$(1,748)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	30,339	31,507
Deferred income taxes	1,419	105
Stock-based compensation	14,143	15,940
Other	(1,719)	(488)
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	7,422	(4,872)
Prepaid expenses and other current assets	(895)	(1,736)
Deferred registration costs	(6,966)	(8,450)
Deposits with registries	(647)	641
Other long term assets	447	(358)
Accounts payable	1,599	1,599
Accrued expenses and other liabilities	(7,103)	(1,444)
Deferred revenue	7,788	9,655
Net cash provided by operating activities	47,614	40,351
Cash flows from investing activities
Purchases of property and equipment	(14,803)	(7,443)
Purchases of intangible assets	(10,028)	(5,122)
Proceeds from other assets	1,384	—
Payments for gTLD applications	—	(18,202)
Cash paid for acquisitions, net of cash acquired	(73,229)	(269)
Other	511	(855)
Net cash used in investing activities	(96,165)	(31,891)
Cash flows from financing activities
Borrowings from revolving credit facility	20,000	—
Principal payments on capital lease obligations	(345)	(225)
Proceeds from exercises of stock options and contributions to ESPP	3,349	5,856
Repurchases of common stock	(4,835)	(3,956)
Payments of withholding tax on net exercise of stock-based awards	(2,699)	(1,962)
Other	80	—
Net cash provided by (used) in financing activities	15,550	(287)
Effect of foreign currency on cash and cash equivalents	(56)	(21)
Change in cash and cash equivalents	(33,057)	8,152
Cash and cash equivalents, beginning of period	102,933	86,035
Cash and cash equivalents, end of period	$69,876	$94,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Company Background and Overview

Demand Media, Inc., together with its consolidated subsidiaries (the “Company”) is a Delaware corporation headquartered in Santa Monica, California. The Company’s business is focused on an Internet-based model for the professional creation of content at scale, and is comprised of two service offerings, Content & Media and Registrar.

Content & Media

The Company’s Content & Media service offering is engaged in creating long-lived media content, primarily consisting of text articles and videos, and delivering it along with social media and monetization tools to the Company’s owned and operated websites, network of customer websites and to related mobile applications. Content & Media services are delivered through the Company’s Content & Media platform, which includes its content creation studio, social media applications and a system of monetization tools designed to match content with advertisements in a manner that is optimized for revenue yield and end-user experience. To complement its content offerings, the Company has recently begun to integrate products, e-learning and other on-demand services for purchase, on an a la carte or subscription basis.

Registrar

The Company’s Registrar service offering provides domain name registration and related value added service subscriptions to third parties through its wholly-owned subsidiaries, eNom and Name.com.

2.	Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and six month periods ended June 30, 2012 and 2013, the condensed consolidated statements of cash flows for the six month periods ended June 30, 2012 and 2013 and the condensed consolidated statement of stockholders’ equity for the six month period ended June 30, 2013 are unaudited.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s statement of financial position as of June 30, 2013 and its results of operations for the three and six month periods ended June 30, 2012 and 2013 and its cash flows for the six month periods ended June 30, 2012 and 2013. The results for the six month period ended June 30, 2013 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Demand Media, Inc. and its wholly owned subsidiaries. Acquisitions are inctluded from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant intercompany transactions and balances have been eliminated in consolidation.

Investments in affiliates over which the Company has the ability to exert significant influence, but does not control and is not the primary beneficiary of, including NameJet, LLC (“NameJet”), are accounted for using the equity method of accounting. Investments in affiliates which the Company has no ability to exert significant influence are accounted for using the cost method of accounting. The Company’s proportional shares of affiliate earnings or losses accounted for under the equity method of accounting, which are not material for all periods presented, are included in other income (expense) in the Company’s condensed consolidated statements of operations. Affiliated companies are not material individually or in the aggregate to the Company’s financial position, results of operations or cash flows for any period presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, investments in equity interests, fair value of issued and acquired stock warrants, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

The Company’s revenue is principally derived from the following services:

Content & Media

Advertising Revenue.  Advertising revenue is generated by performance-based Internet advertising, such as cost-per-click ("CPC"), in which an advertiser pays only when a user clicks on its advertisement that is displayed on the Company’s owned and operated websites and customer websites; fees generated by users viewing third-party website banners and text-link advertisements; fees generated by enabling customer leads or registrations for partners; and fees from referring users to, or from users making purchases on, sponsors’ websites. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to the Company’s advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of the other performance criteria. Revenue from performance-based arrangements, including referral revenue, is recognized as the related performance criteria are met. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

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

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the three and six months ended June 30, 2012 and 2013, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Content and Other Revenue. Content and other revenue is generated through the sale or license of media content or undeveloped websites. Revenue from the sale or perpetual license of content and undeveloped websites are recognized when the content and the sale of undeveloped websites have been delivered and the contractual performance obligations have been fulfilled. Revenue from the license of content is recognized over the period of the license as content are delivered or when other related performance criteria are fulfilled.

Registrar

Domain Name Registration Service Fees.  Registration fees charged to third parties in connection with new, renewed, and transferred domain name registrations are recognized on a straight-line basis over the registration term, which customarily range from one to two years but can extend to ten years. Payments received in advance of the domain name registration term are included in deferred revenue in the accompanying condensed consolidated balance sheets. The registration term and related revenue recognition commences once the Company confirms that the requested domain name has been recorded in the appropriate registry under contractual performance standards. Associated direct and incremental costs, which principally consist of registry and Internet Corporation for Assigned Names and Numbers (“ICANN”) fees, are also deferred and amortized to service costs on a straight-line basis over the registration term.

The Company’s wholly-owned subsidiaries, eNom and Name.com, are ICANN accredited registrars. Thus, the Company is the primary obligor with its reseller and retail registrant customers and is responsible for the fulfillment of its registrar services.

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

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through June 30, 2013, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms. Since 2011, the Company has experienced fluctuations in the total number of Google search referrals to its owned and operated websites, including eHow and Livestrong.com, and its network of customer websites. During 2013, the Company has experienced several negative changes in Google referrals that, in the aggregate, are larger in magnitude than those that we have previously experienced. These changes have resulted in substantial declines to traffic to the Company's owned and operated websites. Other search engines may deploy similar changes. These changes, as well as any potential future changes, may result in material fluctuations in the Company's financial performance.

We regularly evaluate and strive to continuously improve the Company's websites, content library and content creation and distribution platform in an effort to improve user experience and engagement. Such improvements include redesigning the Company's websites, refining its content library through select removals and additions, establishing more stringent criteria for the admission of content creators, adding processes to ensure that each additional unit of content published is unique in relation to existing content units, creating new content formats designed to further diversify its content offering, and integrating commerce products and services with its content experience. During 2011 and 2012, and in response to changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $5.9 million of accelerated amortization expense in the fourth quarter of 2011 and $2.1 million of accelerated amortization expense during the six months ended June 30, 2012.

There can be no assurance that these changes or any future changes that may be implemented by the Company, by search engines to their algorithms and search methodologies, or by consumers in their web usage habits will not adversely impact the carrying value, estimated useful life or intended use of its long-lived assets. The Company will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of the Company's long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of the carrying value of its long-lived assets, including its media content and goodwill arising from acquisitions.

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

Intangibles—Undeveloped Websites

The Company capitalizes costs incurred to acquire and to initially register its owned and operated undeveloped websites. The Company amortizes these costs over the expected useful life of the underlying undeveloped websites on a straight-line basis. The expected useful life of an undeveloped website ranges from 12 months to 84 months. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience with undeveloped websites of similar quality and value.

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

Capitalized media content is amortized on a straight-line basis over five years, representing the Company’s estimate of the pattern that the underlying economic benefits are expected to be realized and based on its estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of its content. These estimates are based on the Company’s plans and projections, comparison of the economic returns generated by its content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying statement of operations, and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the condensed consolidated statements of cash flows.

Intangibles—Acquired in Business Combinations

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, customer relationships, technology, media content, content publisher relationships and artist relationships. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight line method which approximates the pattern in which the economic benefits are consumed.

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

Business acquisitions and supplemental pro forma information

On December 31, 2012, the Company completed the acquisition of the net assets of Name.com, a retail registrar company based in Denver, Colorado. In March 2013, the Company acquired Creativebug, an online destination for arts and crafts instruction based in San Francisco, California.

On June 20, 2013, the Company completed the acquisition of Society6, LLC ("Society6"), an online marketplace and e-commerce platform. The purchase price consideration of $95.3 million was comprised of cash of $76.1 million and 2,322,880 shares of common stock valued at $19.1 million, based on the Company's stock price on the date of acquisition. $7.9 million in cash and 243,902
Supplemental information is on an unaudited pro forma basis, as if these acquisitions had been completed as of January 1, 2012, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue	$105,575	$98,525	$212,638	$189,486
Net income (loss)	2,570	426	5,290	(1,236)

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

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

The acquisitions are included in the Company's condensed consolidated financial statements as of the date of the acquisition. The following table summarizes the allocation of the purchase consideration, which is preliminary and subject to revision based on the finalization of hold back amounts for post-closing obligations and related matters, for business acquisitions made by the Company during the six months ended June 30, 2013.

	Creativebug	Society6	Total
	(In thousands)
Goodwill	$4,459	$77,626	$82,085
Media content	3,390	—	3,390
Technology	—	2,587	2,587
Artist relationships	—	9,867	9,867
Non-compete agreements	699	192	891
Trade names	132	3,419	3,551
Customer relationships	43	—	43
Other assets and liabilities assumed	(723)	1,581	858
Total	$8,000	$95,272	$103,272

Other Long-Term Assets

A framework for the significant expansion of the number of generic Top Level Domains (“gTLDs”) has been approved by ICANN, which is expected to result in the delegation of new gTLDs commencing in 2013 (“New gTLD Program”). During the year ended December 31, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. The Company capitalizes the costs incurred to pursue the acquisition of gTLD operator rights that are determined to embody a probable economic benefit. Capitalized payments for gTLD applications are included in long-term other assets during the application process. While there can be no assurance that the Company will be awarded any gTLDs, capitalized payments will be reclassified as finite lived intangible assets following the delegation of operator rights for each gTLD by ICANN. Payments for gTLD applications primarily represent amounts paid directly to ICANN and or third parties in the pursuit of gTLD operator rights. The Company may receive partial cash refunds for certain gTLD applications, and to the extent the Company elects to sell or withdraw its interest in certain gTLD applications throughout the process, it may also incur gains or losses on amounts invested. Gains on the Company's interest in gTLD applications will be recognized when realized, while losses will be recognized when deemed probable. Other costs incurred by the Company as part of its gTLD initiative not directly attributable to the acquisition of gTLD operator rights are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the gTLD operator rights acquired commencing the date that each asset is available for its intended use, which is expected to occur following commencement of delegation by ICANN in 2013.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options that do not include market conditions. Stock-based awards are comprised principally of stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU”).

Under the Company's 2010 Employee Stock Purchase Plan (the “ESPP”), eligible officers and employees may purchase a limited amount of its common stock at a discount to the market price in accordance with the terms of the plan as described in Note 11 - Share-based Compensation Plans and Awards. The Company uses the Black-Scholes option-pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its income tax (benefit) provision in the accompanying condensed consolidated statements of operations.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Because the Company reported losses in certain the periods presented, potentially dilutive common shares comprising of stock options, RSUs, stock from the ESPP, warrants and convertible preferred stock are antidilutive in those periods.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, revolving credit facility, accrued liabilities and customer deposits approximate fair value because of their short maturities. For the revolving credit facility, the carrying amount approximates fair value since it bears interest at variable rates or fixed rates which approximate market. The Company’s investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2012 and six-month period ended June 30, 2013, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance at June 30, 2013
	Level 1	Level 2	Total
	(In thousands)
Assets
Cash equivalents(1)	$7,408	$—	$7,408
Total assets at fair value	$7,408	$—	$7,408
___________________________________
(1)Comprises money market funds which are included in Cash and cash equivalents in the accompanying balance sheet

	Balance at December 31, 2012
	Level 1	Level 2	Total
	(In thousands)
Assets
Cash equivalents(1)	$29,129	$7,940	$37,069
Total assets at fair value	$29,129	$7,940	$37,069
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

 Recent Accounting Pronouncements

Presentation of unrecognized tax

In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective for fiscal years beginning after December 31, 2013 on either a prospective or retrospective basis. The adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

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

3.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Computers and other related equipment	$43,134	$42,940
Purchased and internally developed software	60,854	54,657
Furniture and fixtures	3,438	2,623
Leasehold improvements	8,402	3,552
	115,828	103,772
Less accumulated depreciation	(72,654)	(68,305)
Property and equipment, net	$43,174	$35,467

Depreciation and software amortization expense by classification is shown below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service costs	$3,466	$3,552	$7,448	$7,202
Sales and marketing	99	106	206	240
Product development	225	271	461	553
General and administrative	1,094	899	2,114	1,797
Total depreciation	$4,884	$4,828	$10,229	$9,792

4.	Intangible Assets

Intangible assets consisted of the following:

	June 30, 2013
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Owned website names	$44,223	$(37,510)	$6,713
Customer relationships	32,462	(24,953)	7,509
Artist relationships	9,867	—	9,867
Media content	144,684	(88,620)	56,064
Technology	41,357	(30,816)	10,541
Non-compete agreements	15,903	(14,849)	1,054
Trade names	15,742	(6,001)	9,741
Content publisher relationships	2,092	(1,587)	505
	$306,330	$(204,336)	$101,994

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Owned website names	$42,994	$(36,489)	$6,505
Customer relationships	32,419	(23,151)	9,268
Media content	136,495	(78,223)	58,272
Technology	38,770	(28,556)	10,214
Non-compete agreements	15,013	(14,685)	328
Trade names	12,191	(5,654)	6,537
Content publisher relationships	2,092	(1,470)	622
	$279,974	$(188,228)	$91,746

The intangible balance as of December 31, 2012 has been retrospectively adjusted to reflect a decrease in goodwill and a corresponding increase in intangible assets of $0.7 million related to the acquisition of Name.com acquisition in the fourth quarter 2012, as detailed in Note 5 - Goodwill.

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing the date that the asset is available for its intended use. At June 30, 2013, artist relationships had a weighted average useful life of 3 years.

Amortization expense by classification is shown below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(In thousands)
Service costs	$8,381	$7,785	$15,820	$17,705
Sales and marketing	898	653	1,743	1,363
Product development	1,073	1,068	2,144	2,136
General and administrative	199	253	403	511
Total amortization	$10,551	$9,759	$20,110	$21,715

5.	Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

Balance at December 31, 2012	$266,349
Goodwill arising from acquisitions	82,085
Working capital adjustment	(101)
Balance at June 30, 2013	$348,333

The increase in goodwill is primarily attributable to the acquisition of Creativebug in March 2013, and Society6 in June 2013, as detailed in Note 2 - Basis of Presentation and Summary of Significant Policies.

The goodwill balance as of December 31, 2012 has been retrospectively adjusted to reflect a decrease in goodwill and a corresponding increase in intangible assets of $0.7 million related to the acquisition of Name.com in the fourth quarter 2012. The adjustment was a result of updated assumptions in the valuation.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2012 and indicated that the fair value of each of its three reporting units exceeded the carrying amount of the respective reporting unit's book value of goodwill at that time. The Company has experienced a decline in its stock price over the course of 2013. However, its market capitalization remains in excess of the carrying value of its net assets as of June 30, 2013. Based on a review of events and changes in circumstances at the reporting unit level through June 30, 2013, the Company has not identified any indications that the carrying value of its goodwill is impaired or should be subject to interim impairment testing. The Company will continue to perform its annual goodwill impairment test in the fourth quarter of the year ending December 31, 2013, or more frequently if impairment indicators are present, consistent with its existing accounting policy.

6.	Other Assets

Other long term assets consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Payments for gTLD applications	$17,817	$18,202
Other	2,255	2,704
Other assets	$20,072	$20,906

During the year ended December 31, 2012, the Company paid $18.2 million for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. as described in Note 8 - Commitments and Contingencies.

In the three month period ended June 30, 2013, the net gain related to the withdrawals of the Company's interest in certain gTLD applications was $1.2 million and recorded in gain on other assets, net on the condensed consolidated statements of operations.

Other assets at June 30, 2013 and December 31, 2012 include $0.9 million of restricted cash comprising a collateralized letter of credit connected with the Company's applications under the New gTLD Program. The restrictions require the cash to be maintained in a bank account for a minimum of five years from the delegation of the gTLDs.

7.	Other Balance Sheets Items

Accounts receivable consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Accounts receivable—trade	$33,986	$40,995
Receivables from registries	4,334	4,522
Accounts receivable, net	$38,320	$45,517

Accrued expenses and other liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Accrued payroll and related items	$7,567	$12,196
Domain owners’ royalties payable	1,143	1,996
Commissions payable	3,623	3,184
Customer deposits	6,752	7,029
Other	15,964	16,084
Accrued expenses and other liabilities	$35,049	$40,489

8.	Commitments and Contingencies

Leases

The Company conducts its operations utilizing leased office facilities in various locations and leases certain equipment under non-cancelable operating and capital leases. The Company’s leases expire between April 2013 and July 2024.

In 2012, the Company entered into two eleven year lease commitments to replace its existing space for the corporate headquarters in Santa Monica, California that commence in 2013 with an average expense of approximately $2.0 million and $0.8 million, respectively, per annum over the life of each lease. The leases expire in 2024, and the Company has an early termination option after six years on each lease.

Revolving Line of Credit Agreements

The Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks in August, 2011. The Credit Agreement provides for a $105.0 million, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75.0 million in the aggregate. The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio. As of June 30, 2013, $20.0 million principal balance was outstanding and approximately $73.6 million was available for borrowing under the Credit Agreement, after deducting the face amount of outstanding standby letters of credit of approximately $11.4 million, and the Company was in compliance with all covenants. The weighted average variable interest rate at June 30, 2013 was 1.44%.

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

Domain Name Agreement

In April 2011, the Company entered into an agreement to provide domain name registration services and manage certain domain names owned and operated by a customer over a 27 month term ending June 30, 2013 (the “Amended Domain Agreement”), which agreement has been extended on a month-to-month basis. In conjunction with the Amended Domain Agreement, the Company is committed to purchase approximately $0.2 million of expired domain names every calendar quarter over the term of the agreement. The contract can be terminated by either the Company or the counter party within 60 days prior to the end of each annual renewal period.

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

Indemnifications

In its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company’s customers, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware and indemnifications related to the Company’s lease agreements. In addition, the Company’s advertiser and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in the Company’s industry. The Company has not incurred significant obligations under indemnification provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

9.	Income Taxes

The Company’s effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in the Company’s valuation allowance.

During the six months ended June 30, 2013, the Company recorded an income tax expense of $1.6 million compared to an income tax benefit of $0.6 million during the same period in 2012, representing an increase of $2.2 million. The increase was primarily due to a benefit from the change in California apportionment methodology during the first quarter 2012, which reduced the Company's effective state tax rate compared to the current period.

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

The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. The Company acquired an $0.1 million uncertain tax position as a result of a business acquisition during 2011.
The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the six months ended June 30, 2013 or 2012 other than the acquired uncertain tax position, and the Company does not expect its uncertain tax position to change materially during the next twelve months. The Company files a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since the Company's incorporation remain subject to examination by the IRS and various state authorities.
10. Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Effective January 1, 2013, the Company began matching a portion of the employee contributions under the 401(k) Plan up to a defined maximum. During the six months ended June 30, 2013, the Company incurred approximately $1.1 million in employer contributions under the 401(k) Plan, and expects to incur a similar amount for the remainder of the current fiscal year.

11. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service costs	$726	$761	$1,337	$1,469
Sales and marketing	1,406	1,585	3,329	3,121
Product development	1,270	2,085	2,435	3,773
General and administrative	3,478	4,118	7,042	7,577
Total stock-based compensation included in net income (loss)	$6,880	$8,549	$14,143	$15,940

During the six months ended June 30, 2013, the Company granted 4.6 million restricted stock units with a weighted average fair value of $8.30 per unit. Included in this amount are 1,161,438 restricted stock units, granted to certain employees after the acquisition of Society6, with a grant date fair value of $8.24 per unit. In addition, the Company granted 230 thousand options with a grant date fair value of $3.82 per share.

12. Stockholders' Equity

Stock Repurchases
Under the February 8, 2012 stock repurchase plan, as amended, the Company is authorized to repurchase up to $50.0 million of its common stock from time to time. During the six months ended June 30, 2013, the Company repurchased 559 thousand shares at an average price of $8.65 per share for an aggregate amount of $4.8 million. As of June 30, 2013, approximately $19.2 million of the stock repurchase authorization remained. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.
Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2013 and December 31, 2012, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

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

Revenue derived from the Company’s Content & Media and Registrar Services is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Content & Media revenue
Owned & operated	$51,709	$44,990	$101,412	$84,338
Network	12,790	14,677	28,378	29,292
Total Content & Media revenue	64,499	59,667	129,790	113,630
Registrar revenue	36,567	33,388	71,896	65,659
Total Revenue	$101,066	$93,055	$201,686	$179,289

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income (loss)	$1,118	$94	$1,787	$(1,748)
Denominator:
Weighted average common shares outstanding	87,478	84,378	87,160	83,911
Weighted average unissued shares	27	—	14	—
Weighted average unvested restricted stock awards	(135)	(453)	(177)	(478)
Weighted average common shares outstanding—basic	87,370	83,925	86,997	83,433
Dilutive effect of stock options, warrants and ESPP	1,081	2,877	1,146	—
Weighted average common shares outstanding—diluted	88,451	86,802	88,143	83,433
Net income (loss) per share—basic	$0.01	$—	$0.02	$(0.02)
Net income (loss) per share—diluted	$0.01	$—	$0.02	$(0.02)

For the six months ended June 30, 2012 the Company excluded 2.7 million shares from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive. There were no antidilutive shares for the other periods presented.

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

Overview

We are a diversified Internet media and domain services company. We have developed a leading Internet-based model for the professional creation and distribution of high-quality, commercially valuable, long-lived content at scale and we operate the world's largest wholesale registrar and the world's second largest registrar overall. Our business is comprised of two service offerings: Content & Media and Registrar. Our Content & Media offering is engaged in is engaged in creating long-lived media content, primarily consisting of text articles and videos, and delivering it along with social media and monetization tools to the Company's owned and operated websites, network of customer websites and to related mobile applications. As a complement to our content offerings we have recently begun to integrate products, e-learning and other on-demand services for purchase, on an a la carte or subscription basis. To accelerate our commerce initiatives, in March 2013 we acquired Creativebug, an online destination for arts and crafts instructional content and in June 2013 we acquired Society6, LLC ("Society6"), a digital artist marketplace and e-commerce platform that enables a large community of talented artists to seamlessly sell their original designs on art prints and other products. Our Content & Media service offering also includes a portfolio of websites primarily containing advertising listings, which we refer to as undeveloped websites. Our Registrar service is the world’s largest wholesale registrar of Internet domain names and the world’s second largest registrar overall, based on the number of names under management, and provides domain name registration and related value-added services. We are also a leading participant in The Internet Corporation for Assigned Names and Numbers ("ICANN") significant expansion of the number of generic Top Level Domain (“gTLDs”), which is expected to result in the delegation on new gTLDs commencing in 2013 ("New gTLD Program").

Our principal operations and decision-making functions are located in the United States. We report our financial results as one operating segment, with two distinct service offerings. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Together, our service offerings provide us with proprietary data that facilitate the creation of commercially valuable, long-lived content, which we combine with broad distribution and targeted monetization capabilities. We currently generate the vast majority of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and through licensing and sales of products, e-learning and other on-demand services. Substantially all of our Registrar revenue is derived from domain name registration and related value-added service subscriptions. Our chief operating decision maker regularly reviews revenue for each of our Content & Media and Registrar service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Content & Media and Registrar revenue separately.

In February 2013, we announced that our board of directors authorized a plan to explore separating the Company into two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain services company (hereinafter referred to as the “Proposed Business Separation”). We anticipate that the Proposed Business Separation will be structured as a tax-free pro rata distribution to stockholders of new publicly traded shares in the new domain services company. Consummation of the Proposed Business Separation is subject to final approval by our board of directors. Consummation of the Proposed Business Separation also is subject to satisfaction of several conditions, including confirmation of the transaction's tax-free treatment, receipt of listing approval, and the filing and effectiveness of a registration statement on Form 10 with the SEC. We have not yet finalized all of the details of the Proposed Business Separation and there is no assurance that the Proposed Business Separation as described herein will occur.

For the six months ended June 30, 2013 and 2012, we reported revenue of $201.7 million and $179.3 million, respectively. For the six months ended June 30, 2013 and 2012, our Content & Media offering accounted for 64% and 63% of our total revenue, respectively, and our Registrar service accounted for 36% and 37% of our total revenue, respectively.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Content & Media Metrics (1)
Owned & operated
Page views (in millions)	4,441	3,333	33%	8,221	6,475	27%
RPM	$11.64	$13.50	(14)%	$12.34	$13.03	(5)%
Network of customer websites
Page views (in millions)	6,557	4,770	37%	11,424	9,494	20%
RPM	$1.95	$3.08	(37)%	$2.48	$3.09	(20)%
RPM ex-TAC (1)	$1.33	$2.16	(38)%	$1.65	$2.27	(27)%
Registrar Metrics (2)
End of period # of domains (in millions)	14.2	13.5	4%	14.2	13.5	4%
Average revenue per domain	$10.39	$9.96	4%	$10.34	$10.01	3%
 ___________________________________

(1)	Traffic acquisition costs (TAC) represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers' websites.

(2)
For a discussion of these period-to-period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance based Internet advertising, such as cost-per-click where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising where an advertiser pays when the advertising is displayed. Historically and for the six months ended June 30, 2013, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the six months ended June 30, 2013, approximately 38% of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

Content & Media revenue is principally dependent upon page views and RPMs. Our recent growth in page views has been primarily due to an increase in the number of visitors resulting from traffic growth from mobile devices, which tend to have higher engagement. We believe that there are opportunities to grow our page views by improving the user experience on our websites, creating and publishing more content in a greater variety of formats, particularly formats better suited for mobile devices, on our owned and operated websites, as well as expanding our network of customer websites where we can distribute content produced through our platform. Our RPMs are subject to changes in the online advertising marketplace, which could include lower rates received for mobile and other ad units. Currently, our Content & Media revenue is primarily advertising-based.  However, we believe there is an opportunity to diversify our Content & Media revenue streams through commerce initiatives by offering products, e-learning and other on-demand services for purchase on subscription and a la carte. For example, to accelerate our commerce initiatives, in March 2013, we acquired Creativebug, an online destination for arts and crafts instructional content and in June 2013, we acquired Society6, a digital artist marketplace and e-commerce platform that enables a large community of talented artists to seamlessly sell their original designs on art prints and other products.

Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to its owned and operated websites, including eHow and Livestrong.com, and its network of customer websites. During 2013, we have experienced several negative changes in Google referrals that, in the aggregate, are larger in magnitude than those that we have previously experienced. These changes have resulted in substantial declines to traffic to our owned and operated websites. Other search engines may deploy similar changes. These changes, as well as any potential future changes, may result in material fluctuations in our financial performance.

The changes in Google search referrals have had a limited negative impact, if any, on traffic referrals to our network of customer websites. If our network of customer websites were to experience significant negative changes in Google search referrals, our relationships with the publishers within our network of customer websites may be adversely affected. In addition, any negative changes in search referrals to our network of customer websites could cause us to re-evaluate and potentially reduce our level of investment in content produced for those websites. Our network of customer websites is our primary distribution outlet for content that we are currently producing through our platform, and we anticipate increased production and distribution of content to our network of customer websites due to attractive expected returns.

We regularly evaluate and strive to continuously improve our websites, content library and content creation and distribution platform in an effort to improve user experience and engagement. Such improvements include redesigning our websites, refining our content library through select removals and additions, establishing more stringent criteria for the admission of content creators, adding processes to ensure that each additional unit of content published is unique in relation to existing content units, creating new content formats designed to further diversify our content offering, and integrating commerce products and services with our content experience. During 2011 and 2012, and in response to changes in search engine algorithms in 2011, we performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, we elected to remove certain content assets from service, resulting in $5.9 million of accelerated amortization expense in the fourth quarter of 2011 and $2.1 million of accelerated amortization expense during the six months ended June 30, 2012.
There can be no assurance that these or any future changes that may be implemented by we, by search engines to their algorithms and search methodologies, or by consumers in their web usage habits will not adversely impact the carrying value, estimated useful life or intended use of our long-lived assets. We will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of our long-lived assets and in its assessment as to whether significant changes in circumstances might provide an indication of potential impairment of the carrying value of its long-lived assets, including its media content and goodwill arising from acquisitions. We have experienced a decline in its stock price over the course of 2013. However, its market capitalization remains in excess of the carrying value of its net assets as of June 30, 2013. Based on a review of events and changes in circumstances at the reporting unit level through June 30, 2013, we have not identified any indications that the carrying value of our goodwill is impaired or should be subject to interim impairment testing. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2013, or more frequently if impairment indicators are present, consistent with our existing accounting policy.

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

A framework for the significant expansion of the number of gTLDs has been approved by ICANN, which is expected to result in the delegation of new gTLDs commencing in 2013. We believe that such expansion, once completed, could result in an increase in the number of domains registered on our platform commencing in the latter half of 2013. In addition, we believe that the New gTLD Program could also provide us with new revenue opportunities commencing in the latter half of 2013, which include operating the back-end infrastructure for new gTLD registries and/or owning one or more gTLDs in our own right.

During 2012, we paid $18.2 million for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and or third parties in the pursuit of our ownership of certain gTLD operator rights. While there can be no assurance that we will be awarded any gTLDs, our capitalized payments made for gTLD applications that are determined to embody a probable economic benefit, which are included in other long-term assets at December 31, 2012 and June 30, 2013. During the remainder of 2013 and as part of the New gTLD Program, we may receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, it may also incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which we expect to commence in 2013, gTLD application fees will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life. Other costs incurred by us as part of its gTLD initiative and not directly attributable to the acquisition of gTLD operator rights are expensed as incurred.

We expect to incur between $8 million and $10 million of formation expenses related to the New gTLD Program in 2013, and the total amount of our investment at the completion of the New gTLD Program could be substantially higher or lower than the amounts invested to date. Revenue is not expected to commence until the latter half of 2013 at the earliest.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying Content & Media and Registrar services revenues we generate. In the near term, we expect that the period-over-period growth in our Content & Media revenue will be similar to the growth in our Registrar revenue, and we expect that our service costs will increase in 2013 compared to 2012 in line with revenue growth and also due to the impact of our acquisitions of Name.com, Creativebug and Society6. We believe that these factors, together with costs associated with our preparation for new gTLDs becoming available for registration later in 2013, will constrain our operating margin growth in the short-term as we increase our investment in new business initiatives to support future growth.

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

For the six months ended June 30, 2013, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is an opportunity in the longer term for us to create content targeted to users outside of the United States and thereby increase our revenue generated from countries outside of the United States. We plan to further expand our operations internationally to address this opportunity by launching new websites and expanding our existing web properties eHow en Español and eHow Brasil. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

Basis of Presentation

Revenue

Our revenue is derived from our Content & Media and Registrar service offerings.

Content & Media Revenue

We currently generate a vast majority of of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and select content and service offerings. Articles and videos, each of which we refer to as a content unit, generate revenue both directly and indirectly. Direct revenue is that directly attributable to a content unit, such as advertisements, including sponsored advertising links, display advertisements and in-text advertisements, on the same webpage on which the content is displayed. Indirect revenue is also derived primarily by our content library, but is not directly attributable to a specific content unit. Indirect revenue includes advertising revenue generated on our owned and operated websites’ home pages (e.g., home page of eHow), on topic category webpages (e.g., home and garden category page), on user generated article pages that feature content that was not acquired through our proprietary content acquisition process, and subscription revenue. Our revenue generating advertising arrangements, for both our owned and operated websites and our network of customer websites, include cost-per-click performance-based advertising, display advertisements where revenue is dependent upon the number of page views, and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products and services. We generate revenue from advertisements displayed alongside our content offered to consumers across a broad range of topics and categories on our owned and operated websites and on certain customer websites. Our advertising revenue also includes revenue derived from cost-per-click advertising links we place on undeveloped websites owned both by us, which we acquire and sell on a regular basis, and certain of our customers. To a lesser extent, we also generate revenue from our subscription-based offerings, which include our social media applications deployed on our network of customer websites and subscriptions to premium content or services offered on certain of our owned and operated websites. Other revenue is generated through the sale or license of media content or the sale of undeveloped websites. Revenue from the sale or perpetual license of content and undeveloped websites are recognized when the content and the sale of undeveloped websites have been delivered and the contractual performance obligations have been fulfilled. Revenue from the license of content is recognized over the period of the license as content are delivered or when other related performance criteria are fulfilled.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the six months ended June 30, 2013 and 2012, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. However, as we grow our revenue from direct advertising sales, which tend to have longer collection cycles, our allowance for doubtful accounts may increase, which may lead to increased bad debt expense. In 2013, we expect to incur higher personnel costs and professional fees related to our efforts to separate the Company into two distinct publicly traded companies. As we continue to expand our business, combined with higher general and administrative costs expected from the Proposed Business Separation in 2013, we anticipate general and administrative expenses will increase at a higher rate than our projected revenue growth in 2013 when compared to 2012.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models show embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets, which have a weighted average useful life of approximately 5.3 years on a combined basis as of June 30, 2013. We estimate our capitalized content to have a weighted average useful life of 5.1 years as of June 30, 2013. We determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term as we intend to increase our investment in content intangible assets as compared to the prior year, and because of the increase in identifiable intangible assets acquired in the Name.com and Creativebug acquisitions in December 2012 and March 2013, respectively. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

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

During the six months ended June 30, 2013, we granted 4.6 million restricted stock units with a weighted average fair value of $8.30. Included in these grants are 1,161,438 of restricted stock units to certain employees after the acquisition of Society6, with a grant date fair value of $8.24 per restricted stock unit. In addition, we granted 230 thousand options with a grant date fair value of $8.48. Stock-based compensation expense is expected to increase in 2013 compared to 2012 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our revolving credit facility. As of June 30, 2013, $20.0 million principal balance was outstanding under the revolving credit facility. We expect interest expense to be higher in future quarters due to higher borrowings outstanding.

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

Gain (Loss) on Other Assets, Net

Gain (loss) on other assets, net consists primarily of gains and losses from the withdrawals of our interest of certain gTLD applications. We expect our gain (loss) on other assets, net will vary depending on the outcome of the ICANN and private auction processes.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have legal presence, including the United Kingdom, the Netherlands, Canada, Ireland, Cayman Islands and Argentina. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

     We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States federal and certain state and foreign deferred tax assets. As of December 31, 2012, we had approximately $66.0 million of federal and $13.0 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2020 for federal and 2013 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue	$101,066	$93,055	$201,686	$179,289
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets shown separately below)	48,575	44,367	96,752	85,629
Sales and marketing	12,243	11,660	26,326	22,053
Product development	10,742	10,587	21,902	20,711
General and administrative	17,622	15,754	33,997	31,149
Amortization of intangible assets	10,551	9,759	20,110	21,715
Total operating expenses	99,733	92,127	199,087	181,257
Income (loss) from operations	1,333	928	2,599	(1,968)
Interest income	6	10	13	25
Interest expense	(165)	(173)	(318)	(310)
Other income (expense), net	(45)	(45)	(123)	(64)
Gain on other assets, net	1,229	—	1,229	—
Income (loss) before income taxes	2,358	720	3,400	(2,317)
Income tax benefit (expense)	(1,240)	(626)	(1,613)	569
Net income (loss)	1,118	94	1,787	(1,748)

(1)	Depreciation expense included in the above line items:

Service costs	$3,466	$3,552	$7,448	$7,202
Sales and marketing	99	106	206	240
Product development	225	271	461	553
General and administrative	1,094	899	2,114	1,797
Total depreciation expense	$4,884	$4,828	$10,229	$9,792

(2)	Stock-based compensation included in the above line items:

Service costs	$726	$761	$1,337	$1,469
Sales and marketing	1,406	1,585	3,329	3,121
Product development	1,270	2,085	2,435	3,773
General and administrative	3,478	4,118	7,042	7,577
Total stock-based compensation	$6,880	$8,549	$14,143	$15,940

As a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:	—	—	—	—
Service costs (exclusive of amortization of intangible assets shown separately below)	48.1%	47.7%	48.0%	47.8%
Sales and marketing	12.1%	12.5%	13.1%	12.3%
Product development	10.6%	11.4%	10.9%	11.6%
General and administrative	17.4%	16.9%	16.9%	17.4%
Amortization of intangible assets	10.4%	10.5%	10.0%	12.1%
Total operating expenses	98.7%	99.0%	98.7%	101.1%
Income (loss) from operations	1.3%	1.0%	1.3%	(1.1)%
Interest income	—%	—%	—%	—%
Interest expense	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Other income (expense), net	—%	—%	(0.1)%	—%
Gain on other assets, net	1.2%	—%	0.6%	—%
Income (loss) before income taxes	2.3%	0.8%	1.7%	(1.3)%
Income tax benefit (expense)	(1.2)%	(0.7)%	(0.8)%	0.3%
Net income (loss)	1.1%	0.1%	0.9%	(1.0)%

Revenue

Revenue by service line were as follows:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Content & Media:
Owned and operated websites	$51,709	$44,990	15%	$101,412	$84,338	20%
Network of customer websites	12,790	14,677	(13)%	28,378	29,292	(3)%
Total Content & Media	64,499	59,667	8%	129,790	113,630	14%
Registrar	36,567	33,388	10%	71,896	65,659	9%
Total revenue	$101,066	$93,055	9%	$201,686	$179,289	12%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites increased by $6.7 million, or 15%, to $51.7 million for the three months ended June 30, 2013, as compared to $45.0 million for the same period in 2012. Page views increased by 33%, to 4,441 million page views in the three months ended June 30, 2013 from 3,333 million page views in the three months ended June 30, 2012 primarily due to mobile traffic growth across our owned and operated websites, particularly on eHow.com, as well as growth from our international websites. RPMs decreased by 14%, to $11.64 in the three months ended June 30, 2013 from $13.50 in the three months ended June 30, 2012 primarily due to a mix shift to lower RPM pageviews from mobile and international. Additionally, the revenue from our portfolio of undeveloped websites increased $3.1 million to $5.3 million compared to the three months ended June 30, 2012, due primarily to a sale of a portfolio in the quarter ended June 30, 2013.

Content & Media revenue from our owned and operated websites increased by $17.1 million, or 20%, to $101.4 million for the six months ended June 30, 2013, as compared to $84.3 million for the same period in 2012. The increase was primarily due to an increase in page views. Page views increased by 27%, to 8,221 million page views in the six months ended June 30, 2013 from 6,475 million page views in the six months ended June 30, 2012 primarily due to stronger mobile traffic growth across our owned and operated websites, particularly on eHow.com, and from our international websites. RPMs decreased by 5%, to $12.34 in the six months ended June 30, 2013 from $13.03 in the six months ended June 30, 2012 primarily due to a mix shift to lower RPM pageviews from mobile and international. Additionally the revenue from our portfolio of undeveloped websites increased $1.8 million to $6.5 million compared to the six months ended June 30, 2012, primarily due to a sale of a portfolio in the quarter ended June 30, 2013.

We estimate that the changes to search engine referrals in the second quarter of 2013 and to date in the third quarter of 2013 will reduce our 2013 revenue by $20-$25 million. Since the effect of search engine algorithms is difficult to isolate from other variables that may affect traffic and revenue for our websites and because the search algorithms are regularly adjusted by the search engines, our estimates carry substantial uncertainty.  The lost revenue is high margin revenue, potentially resulting in substantially equal amounts of lost revenue and lost Adjusted EBITDA to us.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended June 30, 2013 decreased by $1.9 million, or 13%, to $12.8 million, as compared to $14.7 million in the same period in 2012. The decrease was primarily due to lower revenue associated with less content delivered year-over-year under the YouTube Channels agreement as we satisfied our final content delivery requirements in the first quarter of 2013. Page views increased by 1,787 million or 37%, to 6,557 million pages viewed in the three months ended June 30, 2013, from 4,770 million page views in the three months ended June 30, 2012. The increase in page views was due primarily to growth in page views from our IndieClick network, offset by a decrease in page views associated with our Pluck customer base. RPMs decreased 37% to $1.95 in the three months ended June 30, 2013 from $3.08 in the three months ended June 30, 2012. The decrease in RPMs was primarily due to growth in IndieClick page views, which typically average lower RPMs, and lower YouTube channels revenue.

Content & Media revenue from our network of customer websites for the six months ended June 30, 2013 decreased by $0.9 million, or 3%, to $28.4 million, as compared to $29.3 million in the same period in 2012. The decrease was primarily due to lower revenue associated with less content delivered year-over-year under the YouTube Channels agreement as we satisfied our final content delivery requirements in the first quarter of 2013. Page views increased by 1,930 million or 20%, to 11,424 million pages viewed in the six months ended June 30, 2013, from 9,494 million page views in the six months ended June 30, 2012. The increase in page views was due primarily to growth in page views from our IndieClick network, offset by a decrease in page views associated with our Pluck customer base. RPMs decreased 19% to $2.48 in the six months ended June 30, 2013 from $3.09 in the six months ended June 30, 2012. The decrease in RPMs was primarily due to growth in IndieClick page views, which typically average lower RPMs, and lower YouTube channels revenue.

Registrar Revenue

Registrar revenue for the three months ended June 30, 2013 increased $3.2 million, or 10%, to $36.6 million compared to $33.4 million for the same period in 2012. Excluding the Name.com acquisition, registrar revenue for the three months ended June 30, 2013, increased $1.3 million or 4%. The increase was largely due to an increase in domains under management and an increase in revenue per domain. The number of domain registrations increased 0.6 million, or 4%, to 14.2 million during the three months ended June 30, 2013 as compared to 13.5 million in the same period in 2012 primarily due to the December 2012 acquisition of Name.com. Our average revenue per domain increased slightly by $0.43, or 4%, to $10.39 during the three months ended June 30, 2013 from $9.96 in the same period in 2012.

Registrar revenue for the six months ended June 30, 2013 increased $6.2 million, or 9%, to $71.9 million compared to $65.7 million for the same period in 2012. Excluding the Name.com acquisition, registrar revenue for the six months ended June 30, 2013, increased $3.5 million or 5%. The increase was largely due to an increase in domains under management and an increase in average revenue per domain. The number of domain registrations increased 0.6 million, or 4%, to 14.2 million during the six months ended June 30, 2013 as compared to 13.5 million in the same period in 2012 primarily due to the December 2012 acquisition of Name.com. Our average revenue per domain increased slightly by $0.33, or 3%, to $10.34 during the six months ended June 30, 2013 from $10.01 in the same period in 2012.

Cost and Expenses

Operating costs and expenses were as follows:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Service costs (exclusive of amortization of intangible assets)	$48,575	$44,367	9%	$96,752	$85,629	13%
Sales and marketing	12,243	11,660	5%	26,326	22,053	19%
Product development	10,742	10,587	1%	21,902	20,711	6%
General and administrative	17,622	15,754	12%	33,997	31,149	9%
Amortization of intangible assets	10,551	9,759	8%	20,110	21,715	(7)%

Service Costs

Service costs for the three months ended June 30, 2013 increased by approximately $4.2 million, or 9%, to $48.6 million compared to $44.4 million in the same period in 2012. The increase was primarily due to a $3.2 million increase in domain registry fees and registrar costs associated with our growth in domain registrations and related revenue over the same period and the acquisition of Name.com in December 2012, a $1.5 million increase in personnel related costs including stock-based compensation, a $0.3 million increase in product costs due to Society6 acquisition. These factors were partially offset by a $0.3 million decrease in TAC, a $0.4 million decrease in content related expenses primarily due to our Youtube Channels agreement and a $0.1 million decrease in depreciation. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) increased 40 basis points to 48.1% in the three months ended June 30, 2013 compared to 47.7% during the same period in 2012.

Service costs for the six months ended June 30, 2013 increased by approximately $11.1 million, or 13%, to $96.8 million compared to $85.6 million in the same period in 2012. The increase was primarily due to a $6.5 million increase in domain registry fees and registrar costs associated with our growth in domain registrations and related revenue over the same period and the acquisition of Name.com in December 2012, a $1.7 million increase in TAC primarily due to revenue growth from customer-owned undeveloped websites and monetization of our IndieClick partner network over the same period, a $2.1 million increase in personnel related costs including stock-based compensation, a $0.3 million increase in product costs due to Society6 acquisition, a $0.3 million increase in depreciation expense, a $0.4 million increase primarily driven by ad serving costs and a $0.5 million increase in information technology expense to support growth in our business. These factors were partially offset by a $0.7 million decrease in content related expenses primarily associated with our Youtube Channels agreement. As a percentage of revenues, service costs (exclusive of amortization of intangible assets) increased 20 basis points to 48.0% in the six months ended June 30, 2013 compared to 47.8% during the same period in 2012.

Sales and Marketing

Sales and marketing expenses increased 5%, or $0.6 million, to $12.2 million for the three months ended June 30, 2013 from $11.7 million for the same period in 2012. The increase in expense was primarily driven by increased personnel related costs, including stock-based compensation expense, of approximately $1.2 million due to the Name.com acquisition and growth in our advertising sales teams, partially offset by a decrease of approximately $0.8 million in marketing activities. As a percentage of revenue, sales and marketing expense decreased 40 basis points to 12.1% during the three months ended June 30, 2013 compared to 12.5% during the same period in 2012.

Sales and marketing expenses increased 19%, or $4.3 million, to $26.3 million for the six months ended June 30, 2013 from $22.1 million for the same period in 2012. The increase in expense was primarily driven by increased personnel related costs, including stock-based compensation expense, of approximately $2.3 million due to the Name.com acquisition, growth in our advertising sales teams, and an increase of approximately $1.9 million in marketing activities to support the growth of our business. As a percentage of revenue, sales and marketing expense increased 80 basis points to 13.1% during the six months ended June 30, 2013 compared to 12.3% during the same period in 2012.

Product Development

Product development expenses increased by $0.2 million, or 1%, to $10.7 million during the three months ended June 30, 2013 compared to $10.6 million in the same period in 2012. The increase was largely due to an approximately $0.4 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development, partially offset by a $0.2 million decrease in outsourced consulting costs. As a percentage of revenue, product development expenses decreased 80 basis points to 10.6% during the three months ended June 30, 2013 compared to 11.4% during the same period in 2012.

Product development expenses increased by 1.2 million, or 6%, to $21.9 million during the six months ended June 30, 2013 compared to $20.7 million in the same period in 2012. The increase was largely due to an approximately $1.1 million increase in personnel and related costs including stock-based compensation expense, net of internal costs capitalized as internal software development. As a percentage of revenue, product development expenses decreased 70 basis points to 10.9% during the six months ended June 30, 2013 compared to 11.6% during the same period in 2012.

General and Administrative

General and administrative expenses increased by $1.9 million, or 12%, to $17.6 million during the three months ended June 30, 2013 compared to $15.8 million in the same period in 2012. The increase was primarily due to a $1.2 million increase in rent expense and facilities expense as well as approximately $1.1 million of professional fees incurred in connection with the acquisition of Creativebug and Society6 and the Proposed Business Separation. The increase in rent expense was largely due to the acquisition of Name.com in December 2012 and incremental rent expense incurred during the period as a result of our headquarter relocation during the second quarter of 2013. Partially offsetting these expenses was a $0.2 million decrease in personnel and related costs including stock-based compensation expense and a $0.1 million decrease in bad debt expense. As a percentage of revenue, general and administrative costs increased 50 basis points to 17.4% during the three months ended June 30, 2013 compared to 16.9% during the same period in 2012.

General and administrative expenses increased by $2.8 million, or 9%, to $34.0 million during the six months ended June 30, 2013 compared to $31.1 million in the same period in 2012. The increase was primarily due to a $2.1 million increase in rent and facilities expense and $1.5 million of professional fees incurred in connection with the acquisition of Name.com, Creativebug and Society6, and the Proposed Business Separation. The increase in rent expense was largely due to the acquisition of Name.com in December 2012 and incremental rent expense incurred during the period as a result of our headquarter relocation during the second quarter of 2013. Partially offsetting these expenses was a $0.9 million decrease in professional fees, primarily due to lower compliance fees over the same period. As a percentage of revenue, general and administrative costs decreased 50 basis points to 16.9% during the six months ended June 30, 2013 compared to 17.4% during the same period in 2012.

Amortization of Intangibles

Amortization expense for the three months ended June 30, 2013 increased by $0.8 million, or 8%, to $10.6 million compared to $9.8 million in the same period in 2012. The increase is primarily due to additional amortization expense from intangible assets acquired from acquisitions in 2011 and Name.com in 2012, as well as an increase in the amortization of content assets. As a percentage of revenue, amortization of intangible assets decreased 10 basis points to 10.4% during the three months ended June 30, 2013 compared to 10.5% during the same period in 2012 as the result of the increase in revenue.

Amortization expense for the six months ended June 30, 2013 decreased by $1.6 million, or 7%, to $20.1 million compared to $21.7 million in the same period in 2012. The reduction is primarily due to a decrease in the amortization of content assets as well as other intangible assets primarily acquired via acquisitions prior to 2010 that are now fully amortized, offset by additional amortization expense from intangible assets acquired from acquisitions in 2011 and Name.com in 2012. Additionally, we accelerated $1.8 million of amortization expense during the six months ended June 30, 2012 as compared to $0.1 million in 2013 as a result of removing certain media content assets from service in these periods. As a percentage of revenue, amortization of intangible assets decreased 210 basis points to 10.0% during the six months ended June 30, 2013 compared to 12.1% during the same period in 2012 as the result of the increase in revenue.

Interest Income

Interest income for the three and six months ended June 30, 2013 did not change significantly compared to the same period in 2012.

Interest Expense

Interest expense for the three and six months ended June 30, 2013 did not change significantly compared to the same period in 2012.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2013 did not change significantly compared to the same period in 2012.

Gain (loss) on Other Assets, Net

Gain (loss) on other assets net, for the three and six months ended June 30, 2013 was $1.2 million primarily due to the withdrawals of our interest of certain gTLD applications. There was no gain (loss) on other assets, net for the same periods in 2012.

Income Tax Benefit (Expense)

During the three months ended June 30, 2013, we recorded an income tax expense of $1.2 million compared to $0.6 million during the same period in 2012, representing an increase of $0.6 million. The increase was primarily due to a benefit from the settlement of a Swedish tax examination during the quarter ended June 30, 2012.

During the six months ended June 30, 2013, we recorded an income tax expense of $1.6 million compared to a benefit of $0.6 million during the same period in 2012, representing an increase of $2.2 million. The increase was primarily due to a benefit from the change in California apportionment methodology and settlement of a Swedish tax examination during the six months ended June 30, 2012.

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

Management believes these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period to period comparisons and analysis of trends. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business’ underlying recurring revenue and operating costs which is focused more closely on the current costs necessary to utilize previously acquired long-lived assets. In addition, we believe that it can be useful to exclude certain non-cash charges because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. For example, due to the long-lived nature of our media content, revenue generated from our content assets in a given period bears little relationship to the amount of our investment in content in that same period. Accordingly, we believe that content acquisition costs represent a discretionary long-term capital investment decision undertaken by management at a point in time. This investment decision is clearly distinguishable from other ongoing business activities, and its discretionary nature and long term impact differentiate it from specific period transactions, decisions regarding day-to-day operations, and activities that would have immediate performance consequences if materially changed, deferred or terminated.

We believe that Revenue ex-TAC is a meaningful measure of operating performance because it is frequently used for internal managerial purposes and helps facilitate a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance.

Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our consolidated revenue and operating results in the same manner as our management and in comparing financial results across accounting periods and to those of our peer companies.

The following table presents a reconciliation of Revenue ex-TAC and Adjusted EBITDA for each of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$64,499	$59,667	$129,790	$113,630
Registrar revenue	36,567	33,388	71,896	65,659
Less: traffic acquisition costs (TAC)(1)	(4,045)	(4,380)	(9,481)	(7,759)
Total revenue ex-TAC	$97,021	$88,675	$192,205	$171,530

Net income (loss)	$1,118	$94	$1,787	$(1,748)
Add:
Income tax expense/(benefit)	1,240	626	1,613	(569)
Interest and other expense, net	204	208	428	349
Gain on other assets, net(2)	(1,229)	$—	$(1,229)	$—
Depreciation and amortization(3)	15,435	14,587	30,339	31,507
Stock-based compensation(4)	6,880	8,549	14,143	15,940
Acquisition and realignment costs(5)	1,076	52	1,452	113
gTLD expense(6)	2,052	453	3,670	882
Adjusted EBITDA	$26,776	$24,569	$52,203	$46,474

___________________________________

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

(2)	Comprises of gain (loss) on other assets, net, which consist primarily of gains and losses from the withdrawals of our interest of certain gTLD applications.

(3)
Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the six months ended June 30, 2013 and 2012 includes $0.1 million and $1.8 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain content intangible assets from service in that period.

(4)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.

(5)
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

(6)	Comprises formation expenses directly related to our gTLDs initiative that did not generate revenue in 2013 and 2012.

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

Liquidity and Capital Resources

As of June 30, 2013, our principal sources of liquidity were our cash and cash equivalents in the amount of $69.9 million, which primarily are invested in money market funds, and our $105.0 million revolving credit facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our revolving credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings and more recently our investments in gTLD applications.

In connection with our gTLD initiative under the New gTLD Program, we incurred formation expenses of $4.3 million through June 30, 2013 and expect to incur up to $8 million to $10 million of additional formation expenses in 2013. We also made $18.2 million of capital investment in gTLD applications in the year ended December 31, 2012. The net amount of investment incurred in our pursuit of gTLD operator rights in 2013 is expected to be substantially higher as the New gTLD Program progresses throughout the remainder of the year. In the three month period ended June 30, 2013, the net gain related to the withdrawals of our interest in certain gTLD applications was $1.2 million.

Since our inception through June 30, 2013, we have also used significant cash to make strategic acquisitions to further grow our business, including the recent acquisitions of Name.com in December 2012, Creativebug in March 2013, Society6 in June 2013 and those detailed in our 2012 Annual Report on Form 10-K. We may make further acquisitions in the future.
We announced a $25.0 million stock repurchase plan on August 19, 2011, which was further increased on February 8, 2012 to $50.0 million. Under the plan, the Company was authorized to repurchase up to $50.0 million of its common stock from time to time in open market purchases or in negotiated transactions. During the six months ended June 30, 2013, we repurchased 0.6 million shares at an average price of $8.65 per share for an aggregate amount of $4.8 million and approximately $19.2 million remains available under the repurchase plan at June 30, 2013. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

We entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks in August 2011. The Credit Agreement provides for a $105.0 million, five year revolving credit facility, with the right (subject to certain conditions) to increase such facility by up to $75.0 million in the aggregate. The syndicate of commercial banks under the Credit Agreement have no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio. As of June 30, 2013, $20.0 million principal balance was outstanding and approximately $73.6 million was available for borrowing under the Credit Agreement, after deducting the face amount of outstanding standby letters of credit of approximately $11.4 million, and we were in compliance with all covenants.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies.

We expect that our existing cash and cash equivalents, our revolving credit facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions. We currently have an effective shelf registration statement on file with the SEC which we may use to offer and sell debt or equity securities with an aggregate offering price not to exceed $100.0 million.

The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Six months ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$47,614	$40,351
Net cash used in investing activities	(96,165)	(31,891)
Net cash provided by (used in) financing activities	15,550	(287)

Cash Flow from Operating Activities

Six months ended June 30, 2013

Net cash inflows from our operating activities of $47.6 million primarily resulted from improved operating performance. Our net income during the period was $1.8 million, which included non-cash charges of 45.9 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, driven by a $15.2 million increase resulting from changes in deferred revenue and accounts receivable, offset by changes in deferred registrations costs, prepaid expenses and accrued expenses, totaling $15.0 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service during the period, while the decrease in our accounts receivable was primarily due to timing of collections.

Six months ended June 30, 2012

Net cash inflows from our operating activities of $40.4 million primarily resulted from improved operating performance. Our net loss during the period was $1.7 million, which included non-cash charges of $47.1 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including positive contributions of $11.3 million from deferred revenue and accounts payable, offset by $16.5 million in changes in accounts receivable, prepaid expenses and other assets, deferred registrations costs and accrued expenses. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service during the period, while the increase in our accounts receivable was primarily due to revenue growth including brand advertisers which typically have a longer collection cycle.

Cash Flow from Investing Activities

Six months ended June 30, 2013 and 2012

Net cash used in investing activities was $96.2 million and $31.9 million during the six months ended June 30, 2013 and 2012, respectively. Cash used in investing activities during the six months ended June 30, 2013 and 2012 included investments in our intangible assets of $10.0 million and $5.1 million, respectively and investments in our property and equipment, which included internally developed software, of $14.8 million and $7.4 million, respectively. The increase in property and equipment is primarily due to the build-out of our corporate headquarters. Cash inflows from proceeds from the withdrawals of our interest of certain gTLD applications were $1.4 million for the six months ended June 30, 2013.

Net cash outflows from business acquisitions were $73.2 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively.

Cash Flow from Financing Activities

Six months ended June 30, 2013 and 2012

Net cash provided by financing activities was $15.6 million and net cash used in financing activities was $0.3 million during the six months ended June 30, 2013 and 2012, respectively. The increase in cash provided by (used in) financing activities during the six months ended June 30, 2013 and 2012 was primarily driven by $20 million of borrowing under the revolving line credit during the six months ended June 30, 2013. In addition during the six months ended June 30, 2013 and

2012 there were proceeds from exercise of stock options and contributions to our ESPP of $3.3 million and $5.9 million, respectively. This was offset by the repurchase of common stock of $4.8 million and $4.0 million, respectively, and payments of withholding tax on net settlement of certain employee stock-based awards of $2.7 million and $2.0 million, respectively.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any off balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2013 and 2012, we used $14.8 million and $7.4 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $10.0 million and $15.0 million during the remainder of the year ending December 31, 2013.

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

Concentrations of Credit Risk

As of June 30, 2013, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	June 30, 2013	December 31, 2012
Google, Inc.	25%	26%

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the six months ended June 30, 2013 and 2012, we derived approximately 38% and 36%, respectively, of our total revenue from our various advertising and content arrangements with Google. We use Google for cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. We have entered into agreements with Google related to (i) advertising for our developed websites, such as eHow, and our undeveloped websites, (ii) our use of Google's DoubleClick ad-serving platform to deliver advertisements to our developed websites and (iii) a revenue-sharing arrangement with respect to revenue generated by our content posted on Google's YouTube. Each such agreement expires in the third quarter of 2014. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated, we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term of such agreements on terms and conditions less favorable to us, would have a material adverse effect on our business, financial condition and results of operations.

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

The primary method that we use to attract traffic to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers is the content created by our freelance creative professionals. How successful we are in these efforts depends, in part, upon our continued ability to identify, create and distribute high-quality, commercially valuable content at scale in a cost-effective manner that connects consumers with the formats and types of content that meets their specific interests and enables them to share and interact with the content and supporting communities. We may not be able to identify and create the variety and types of content in a cost-effective manner or content that meets rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our owned and operated websites and to our customer websites through which we distribute our content, which would adversely affect our business, revenue, financial condition and results of operations.

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

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms. Since 2011, the Company has experienced fluctuations in the total number of Google search referrals to its owned and operated websites, including eHow and Livestrong.com, and its network of customer websites. During 2013, the Company has experienced several negative changes in Google referrals that, in the aggregate, are larger in magnitude than those that we have previously experienced. These changes have resulted in substantial declines to traffic to our owned and operated websites. Other search engines may deploy similar changes. These changes, as well as any potential future changes, may result in material fluctuations in our financial performance.

The changes in Google search referrals have had a limited negative impact, if any, on traffic referrals to our network of customer websites. If our network of customer websites were to experience significant negative changes in Google search referrals, we may elect to reduce our investment in content produced for our network of customer websites, which may adversely impact our relationships with the publishers within our network of customer websites. Our network of customer websites is our primary distribution outlet for content that we are currently producing, and we anticipate increased production and distribution of content to our network of customer websites.

We regularly evaluate and strive to continuously improve our websites, content library and content creation and distribution platform in an effort to improve user experience and engagement. Such improvements include redesigning our websites, refining our content library through select removals and additions, establishing more stringent criteria for the admission of content creators, adding processes to ensure that each additional unit of content published is unique in relation to existing content units, creating new content formats designed to further diversify our content offering, and integrating commerce products and services with our content experience. During 2011 and 2012, and in response to changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $5.9 million of accelerated amortization expense in the fourth quarter of 2011 and $2.1 million of accelerated amortization expense during the six months ended June 30, 2012.

As we made these improvements to our content creation and distribution platform, we significantly reduced the level of our overall investment in media content in 2012 when compared to our content investment in 2011. Based on our assessment of the results of these improvements, we began to increase our investment in media content over the course of 2012. We anticipate making increased media content expenditures in 2013 compared to 2012, primarily in content published on our network of customer websites and the creation of new content formats, including subscription and other forms of paid content, designed to further diversify our content offerings. The continued creation of media content through our creation and distribution platform is critical to the long-term growth of traffic to our owned and operated websites as well as our network of customer websites. There can be no assurance that these changes or any future changes, including the planned increase in content production to our network of customer websites and the creation of new content formates, will be successfully implemented. If we are unsuccessful in increasing the production of content that successfully attracts traffic, our traffic and revenue growth could be adversely impacted.

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For the six months ended June 30, 2013, we believe that a majority of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), based on our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers' websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers' websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

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

Google, the largest provider of search engine referrals to the majority of the Company's websites, regularly deploys changes to its search engine algorithms. Since 2011, the Company has experienced fluctuations in the total number of Google search referrals to its owned and operated websites, including eHow and Livestrong.com, and its network of customer websites. During 2013, the Company has experienced several negative changes in Google referrals that, in the aggregate, are larger in magnitude than those that we have previously experienced. These changes have resulted in substantial declines to traffic to our owned and operated websites. Other search engines may deploy similar changes. These changes, as well as any potential future changes, may result in material fluctuations in our financial performance.

The changes in Google search referrals have had a limited negative impact, if any, on traffic referrals to our network of customer websites. If our network of customer websites were to experience significant negative changes in Google search referrals, we may elect to reduce our investment in content produced for our network of customer websites, which may adversely impact our relationships with the publishers within our network of customer websites. Our network of customer websites is our primary distribution outlet for content that we are currently producing, and we anticipate increased production and distribution of content to our network of customer websites.

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

We operate in highly competitive and still developing markets. We compete for advertisers and customers on the basis of a number of factors including return on marketing expenditures, price of our offerings, including our newer product and services offerings as part of our commerce initiatives, and the ability to deliver large volumes or precise types of customer traffic. This competition could make it more difficult for us to provide value to our consumers, our advertisers and our freelance creative professionals, including artists who submit original works to Society6, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, decreased website traffic and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, revenue, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors.

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

•
Distributed Content Creation Platforms.  We compete with companies that employ a content creation model with aspects similar to our platform, such as the use of freelance creative professionals, including for the creation of paid content service offerings.

•
Specialty e-Commerce Marketplaces. We compete with companies that offer specialty products that are produced and shipped based on a print-on-demand model, such as user or artist generated art designs printed on t-shirts, art prints, mobile accessories and other products.

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

For the six months ended June 30, 2013 and 2012, we generated 55% and 52%, respectively of our revenue from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

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

For the six months ended June 30, 2013 and 2012, we generated approximately 33% and 31%, respectively, of our revenue from eHow. No other individual Content & Media site was responsible for more than 10% of our revenue in these periods. eHow depends on various Internet search engines to direct traffic to the site. For the six months ended June 30, 2013, we estimate that approximately half of eHow's traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those previously implemented by Google, some of which had a negative effect on search referral traffic to eHow and caused a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, we have already produced a significant amount of content that is housed on eHow and it has become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to Demand Media and its business, financial condition, and results of operations.

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

We rely primarily on creative professionals and artists for a majority of our online content. We may not be able to attract or retain sufficient creative professionals and artists to generate content on a scale or of a quality sufficient to grow or maintain our business, including our commerce initiatives. As we do not control those persons or the source of content, we are at risk of being unable to generate interesting and attractive features and other material content.

We rely primarily on freelance creative professionals for the content that we distribute through our owned and operated websites and our network of customer websites, as well as on artists that upload their unique art designs to certain of our commerce websites, such as Society6. We may not be able to attract or retain sufficient qualified and experienced creative professionals and artists to generate content on a scale or of a quality sufficient to grow or maintain our business. For example, our premium video initiatives may require the engagement of producers, contributors, talent, editors and filmmakers with a specialized skill set, and there is no assurance that we will be able to engage such specialists in a cost-effective manner or at all. In addition, our Society6 online marketplace and e-commerce platform requires artists to join our community and voluntarily contribute original artwork and designs that they seek to monetize through the sale of art prints and other print-on-demand products. Furthermore, as we develop new content formats to meet changing consumer demand, we may not offer the volume of traditional content assignments that our creative professionals have grown accustomed to, and some of our creative professionals may seek assignments elsewhere or otherwise stop producing content for us. In addition, our competitors may attempt to attract members of our freelance creative professional and artist communities by offering compensation and revenue sharing arrangements that we are unable to match. We believe that over the past four years our ability to attract and retain creative professionals has benefited from the weak overall labor market and from the difficulties and resulting layoffs occurring in traditional media, particularly newspapers. We are uncertain whether this combination of circumstances is likely to continue, and any change to the economy or the media jobs market may make it more difficult for us to attract and retain freelance creative professionals and artists. While each of our freelance creative professionals is screened through our pre-qualification process, we cannot guarantee that the content created by our creative professionals will be of sufficient quality to attract users to our owned and operated websites and to our network of customer websites. In addition, in the vast majority of cases we have no written agreements with these persons which obligate them to create articles or videos beyond the one article or video that they elect to create at any particular time or to continue to contribute or maintain original designs and artwork on Society6, and we have no ability to control their future performance. As a result, we cannot guarantee that our freelance creative professionals and artists will continue to contribute content to us for further distribution through our owned and operated websites and our network of customer websites or that the content that is created and distributed will be sufficient to sustain our current growth rates. In the event that these creative professionals or artists decrease their contributions of such content or original artwork and designs, we are unable to attract or retain qualified creative professionals or if the quality of such contributions is not sufficiently attractive to our advertisers or to drive traffic to our owned and operated websites and to our network of customer websites, we may incur substantial costs in procuring suitable replacement content, which could have a negative impact on our business, revenue and financial condition.

We may not be successful in developing new content formats, including paid subscription content, or acquiring, investing in or developing new lines of business such as our commerce initiatives, which may limit our future growth and have a negative effect on our business, revenue, financial condition and results of operations.

Important potential areas of growth for us are the development of new content formats, including paid subscription content, and developing our commerce initiatives. We regularly evaluate and consider acquiring or investing in new lines of business, or developing these new lines of business internally, including businesses, such as our commerce initiatives, that are ancillary to our existing Content and Media service offering. If we develop, acquire or invest in new lines of business, including the development of new content formats, we will need to develop, integrate and effectively manage these new businesses. For example, we have limited experience developing paid subscription content, or developing, launching or growing other commerce initiatives and we cannot be certain that we will be successful in implementing such new lines of business. These new lines of business may be subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control, including the lack of market acceptance. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these new lines of business. In addition, if any new business that we acquire or develop or in which we invest does not progress as planned, we may not recover the funds and resources we have expended. Our inability to acquire, invest in or develop new lines of business, such as expanding our content offerings to include paid subscription content and other initiatives, may limit our future growth and have a negative effect on our business, revenue, financial condition and results of operations.

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

Our content channels service offering helps publishers and brands broaden their reach online by creating topically relevant content to publish to their websites and utilizing our proprietary creation and distribution platform. We anticipate that a significant portion of our investment in media content in 2013 will result from our expanding investment in our content channels service offering. We currently have approximately 30 content channels and anticipate continuing to expand this service offering during 2013 and beyond. In order to expand this service offering, we need to continue to generate new content channels customers and maintain our existing customers. If our existing and prospective content channels customers do not perceive our media content to be of sufficiently high quality, we may not be able to expand our content offering on the websites of existing customers, retain our current customers or identify and attract new customers. Our content channel agreements are generally two-year arrangements for the creation and distribution of media content, and typically include a revenue sharing arrangement with respect to different types of advertising generated by the display of our media content.

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

Historically, our Content & Media service offerings were designed for consumption on a desktop or laptop computer. However, the number of people who access the Internet through mobile devices such as smart-phones and tablets has increased substantially in the last few years. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our Content & Media offerings. If we cannot effectively distribute our content, products and services on these devices, we could experience a decline in page views and traffic and corresponding revenue. In addition, while continuing to increase, mobile advertising yields on average are currently lower than those for desktop and laptop devices. The continued increase in mobile consumption of our content, which is now contributing significant page view growth from mobile traffic compared to page view growth from desktop or laptop devices, has resulted in a reduction in our RPMs and/or Content & Media revenue. Also, if our Content & Media service offering on mobile devices is less attractive to advertisers and this segment of Internet traffic increases at a faster rate than traditional desktop or laptop Internet access our business, revenue, financial condition and results of operations may be negatively impacted.

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

The expansion of our owned and operated websites into new areas of consumer interest, products, services and technologies, such as our recently launched or acquired commerce initiatives, subjects us to additional business, legal, financial and competitive risks.

An important element of our business strategy is to grow our network of owned and operated websites to cover new areas of consumer interest, expand into new business lines, including our commerce initiatives, and develop additional services, products and technologies. In directing our focus into new areas, including our recently launch and acquired commerce initiatives, we face numerous risks and challenges, including increased capital requirements, long development cycles, new competitors and the requirement to develop new strategic relationships. We cannot assure you that our strategy will result in increased net revenue or net income. Furthermore, growth into new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. We also have limited experience in developing and operating these new business lines, particularly our commerce initiatives, and we may not be successful in implementing or scaling these business lines as currently contemplated. If we cannot generate revenue as a result of our expansion into new areas that are greater than the cost of such expansion, our operating results could be harmed.

Our new commerce initiatives, including the offering of products, e-learning and other on-demand services, such as paid subscriptions and print on-demand products, are new endeavors and may not be successful due to a number of factors, some of which are beyond our control. If we are unsuccessful in implementing and marketing our commerce initiatives, our business, financial condition and results of operations could be adversely affected.
In order to diversify our Content & Media revenue from advertising, we have recently begun to offer products, e-learning and other on-demand services for purchase as an expansion of our paid content services, which includes the offering of paid subscriptions to access certain of our media content. In order to accelerate these commerce initiatives, in March 2013 we acquired Creativebug, an online destination for arts and crafts instructional content, and in June 2013 we acquired Society6, a digital artist marketplace and e-commerce platform that enables a large community of talented artists to seamlessly sell their original designs on art prints and other products. We have not previously offered these products and services and have limited experience in implementing, marketing, managing and growing these revenue streams.
The success of our commerce initiatives is dependent upon a number of factors, including:

•
seasonality of our revenues associated with our print-on-demand products and craft e-learning videos, including increased sales activity during the holiday season, and our ability to manage such seasonality;

•	demand for our products and services, including those designed or produced by artists and creative professionals;

•	market acceptance and the reputation of our products and services, and the success and competitiveness of new entrants into the highly competitive e-commerce marketplace for goods and services;

•	fluctuations in sales and marketing costs, including traffic acquisition costs;

•	maintaining significant strategic relationships with talent and vendors, including our print-on-demand suppliers, and ensuring the quality of their products and the timeliness of the production cycle;

•
maintaining the artist driven community on Society6 so that the artists continue to contribute and maintain their original artwork and designs on the e-commerce marketplace and are paid competitive revenue sharing rates compared to our competitors;

•	difficulties that may be encountered in the integration of acquired businesses, such as Creativebug and Society6;

•	the overall growth rate of the e-commerce and paid content industries;

•	our ability to cost effectively develop, introduce and market new products and services on a timely basis to address changing consumption trends, consumer preferences and new technologies;

•	overall changes in consumer spending on discretionary purchases;

•	our ability to market and sell products and services beyond our existing target markets;

•	competitive pricing pressures, including shipping costs, and disruptions in supply-chain, production and fulfillment associated with our print-on-demand products; and

•
liability, including infringement claims, associated with content that is included in our products and services, and product liability claims, both of which may expose us to greater litigation cost in the future compared to historical levels.

If we are unable to effectively manage and address the foregoing factors, among others, with respect to our new commerce initiatives, our business, financial condition and results of operations could be adversely affected.
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

Our success depends in large part on our customers' renewals of their domain name registrations. Registrar service revenue, which is closely tied to domain name registrations, represented approximately 36% and 37% of total revenue in the six months ended June 30, 2013 and 2012, respectively. Our customer renewal rate for expiring domain name registrations was approximately 69% and 74% in the six months ended June 30, 2013 and 2012, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

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

We are pursuing certain opportunities in connection with ICANN's New gTLD Program, including operating the technical back-end infrastructure for new gTLD registries and/or owning and operating one or more of our own gTLD registries. In June 2012, ICANN announced that it had received over 1,900 applications related to over 1,400 new gTLDs, with new registration opportunities for consumers expected to be available beginning in fourth quarter of 2013. Through a subsidiary, we have applied to operate registries for a number of gTLDs on a stand-alone basis, and may acquire rights in an additional number of gTLDs based on our strategic relationship with Donuts Inc., a third-party gTLD applicant. This subsidiary has also been selected to provide technical back-end infrastructure services for any new gTLD operator rights acquired by Donuts Inc. We currently have no operating experience providing technical back-end infrastructure services to new or existing registries or acting as an owner and operator of domain name registries for gTLD strings. In addition, we will be required to compete with other established and more experienced operators in these proposed service offerings, some of whom have greater financial, marketing and other resources than we do, including companies that are existing competitors as well as new entrants into the domain name industry. We may not be successful in implementing the businesses associated with our gTLD Initiative if we or our registry customers are awarded new gTLDs under the New gTLD Program. If we are unsuccessful in implementing our gTLD Initiative, including managing these risks and increased costs, our business, financial condition and results of operations could be adversely affected.

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

To date, we have invested approximately $18 million in applications for gTLD operating rights in connection with our gTLD Initiative to pursue the opportunity to be a registry operator of new gTLDs under ICANN's New gTLD Program, and we may be required to expend significant additional funds in order to be a successful applicant for gTLDs. Our gTLD Initiative also involves our active participation in a new, complex and untested process with respect to the application and awarding of gTLD strings by ICANN, which may require us to rely upon or negotiate and collaborate with independent third parties, including Donuts Inc., in order to be a successful applicant for contested gTLD strings. We will also need to invest capital in the build out of the technical back-end infrastructure necessary to operate gTLDs for us and our customers, including Donuts Inc., in advance of gTLD strings being awarded by ICANN. There can be no assurances that we will ultimately be successful in acquiring new gTLD operator rights, or be found as qualified applicants, in ICANN's process for awarding gTLDs, or that we will be granted the right to be a registry operator by ICANN. Furthermore, there is no guarantee that any new gTLD operator rights acquired by us or Donuts Inc. will be successful. If we are unsuccessful in pursuing either aspect of our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative. In addition, the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment. The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our business, financial condition and results of operations.

We could face liability, or our corporate image might be impaired, as a result of the activities of our customers or the content of their websites.

Our role as a registrar of domain names and a provider of website hosting services may subject us to potential liability for illegal activities by our customers on their websites. For example, one of our registrars was named as a party to a lawsuit that was subsequently dismissed in which a group registered a domain name through that registrar and then published content that was allegedly defamatory to another business whose name is similar to the domain name. We have also been criticized in the past for not being more proactive in policing online pharmacies acting in violation of U.S. laws. We provide an automated service that enables users to register domain names and populate websites with content. We do not monitor or review, nor does our accreditation agreement with ICANN require that we monitor or review, the appropriateness of the domain names we register for our customers or the content of our network of customer websites, and we have no control over the activities in which our customers engage. While we have policies in place to terminate domain name registrations or to take other appropriate action if presented with a court order, governmental injunction or evidence of illegal conduct from law enforcement or a trusted industry partner, we have in the past been publicly criticized for not being more proactive in certain areas such as policing online pharmacies acting in violation of U.S. law by consumer watchdogs and we may encounter similar criticism in the future. This criticism could harm our reputation. Conversely, were we to terminate a domain name registration in the absence of legal compulsion or clear evidence of illegal conduct from a legitimate source, we could be criticized for prematurely and improperly terminating a domain name registered by a customer. In addition, despite the policies we have in place to terminate domain name registrations or to take other appropriate actions, customers could nonetheless engage in prohibited activities.

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

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .net, presently charges a $5.62 fee for each .net registration following a recent price increase from $5.11 effective July 1, 2013 and has announced an increase to $6.18 effective February 1, 2014, and ICANN currently charges a $0.75 fee for each .net domain name registered in the generic top level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on July 1, 2011, VeriSign will continue as the exclusive registry for the .net gTLD through June 30, 2017. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2012 which shall not exceed the highest price charged during the preceding year, multiplied by 1.10. The increase in these fees either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

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

We were founded in 2006 and have a limited operating history. We had a net loss in every year from inception until the year ended December 31, 2012 when we generated net income. As of June 30, 2013 we had an accumulated deficit of approximately $62.8 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and sufficient positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

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

•	our ability to identify, develop and successfully launch new products and services;

•	the timing and success of new services and technology enhancements introduced by our competitors, which could impact both new customer growth and renewal rates;

•	the entry of new competitors in our markets;

•	our ability to keep our platform, domain name registration services and our owned and operated websites operational at a reasonable cost and without service interruptions;

•	increased product development expenses relating to the development of new services;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure;

•	changes in generally accepted accounting principles;

•	our focus on long-term goals over short-term results;

•	federal, state or foreign regulation affecting our business;

•	weakness or uncertainty in general economic or industry conditions;

•	seasonality associated with our new commerce initiatives, including our print-on-demand product offering and our instructional craft videos; and

•	competitive pricing pressures, including shipping costs, and disruptions in supply-chain, production and fulfillment associated with our print-on-demand products.

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

We have made numerous acquisitions in the past, including two in 2013, one in 2012 and four in 2011, and our future growth may depend, in part, on acquisitions of complementary websites, businesses, solutions or technologies rather than internal development. We may continue to make acquisitions in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

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

Some of our systems, products and services involve the storage and transmission of information regarding our users, customers, and our advertising and publishing partners, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to this information. For example, we recently determined that an unauthorized third party may have gained access to certain personally identifiable information of our Name.com customers, including legal name, username and email address as well as encrypted password and credit card information. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our systems and the stored data therein. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our systems, products and services that could potentially have an adverse effect on our business, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or publishers.

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

When a user visits our websites or certain pages of our customers' websites, we use technologies, including “cookies,” to collect information related to the user, such as the user's Internet Protocol, or IP, address, demographic information, and history of the user's interactions with content or advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the user. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites that set forth our policies and practices related to the collection and use of consumer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenues.

In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Recent developments related to “instant personalization” and similar technologies potentially allow us and other publishers access to even broader and more detailed information about users. These developments have led to greater scrutiny of industry data collection practices by regulators and privacy advocates. New laws may be enacted, new industry self-regulation may be promulgated, or existing laws may be amended or re-interpreted, in a manner that limits our ability to analyze user data. If our access to user data is limited through legislation or any industry development, we may be unable to provide effective technologies and services to customers and we may lose customers and revenue.

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
These covenants could adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default and acceleration of our indebtedness. Furthermore, if the syndicate of commercial banks is unwilling to waive certain covenants, we may be forced to amend our revolving or replace credit facility on terms less favorable than current terms or enter into new financing arrangements. As of June 30, 2013, we had $20.0 million of indebtedness outstanding under this facility, in addition to outstanding standby letters of credit of approximately $11.4 million.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $5.62 to $24.57 through August 8, 2013. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of August 6, 2013, we had 89,682 shares of common stock outstanding.

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

In addition, as of June 30, 2013 we have registered approximately 44 million shares reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan will be available for immediate resale in the United States in the open market.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2013, we acquired 100% of the issued and outstanding membership interests (including 100% of the capital and profits) of Society6, LLC, a Delaware limited liability company, pursuant to a Securities Purchase Agreement, dated as of June 20, 2013. A portion of the consideration for the membership interests consisted of shares of our commons stock, and we issued 2,078,978 shares of common stock to certain “accredited investors” (as that term is defined in SEC Rule 501 of Regulation D, as presently in effect, under the Securities Act). In addition, on the 24 month anniversary of the closing of the transaction, we may be required to issue up to an additional 243,902 shares of our common stock to the extent the holdback contemplated by the Securities Purchase Agreement is released to the sellers.

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

Repurchases of our Common Stock

The following provides information regarding our repurchase of our common stock during the quarter ended June 30, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2013	18,769	$8.52	-	$ -
May 1 - May 30, 2013	-	-	-	-
June 1 - June 30, 2013	-	-	-	-
Total	18,769	$8.52	-	$ -

As previously disclosed in a current report on Form 8-K filed on August 22, 2011, our Board of Directors approved a stock repurchase program effective as of August 19, 2011 to repurchase up to $25.0 million of our outstanding common stock as share price, market conditions and other factors warrant. In addition, as previously disclosed in a current report on Form 8-K filed on February 16, 2012, our Board of Directors approved a $25.0 million increase to this previously approved stock repurchase program, for an aggregate amount of $50.0 million of repurchases under the program. Under the stock repurchase program, we have cumulatively repurchased a total of approximately 4.0 million shares at a total cost of approximately $30.8 million through June 30, 2013. As of June 30, 2013, approximately $19.2 million of the stock repurchase authorization remained. The stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

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
2.1
Securities Purchase Agreement, dated as of June 20, 2013, by and among the Company, Society6, the Sellers and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 2013).

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

Date:  August 8, 2013

Exhibit Index

Exhibit No	Description of Exhibit
2.1
Securities Purchase Agreement, dated as of June 20, 2013, by and among the Company, Society6, the Sellers and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 2013).

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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