Form 10-Q
period 2013-09-30
DEMAND MEDIA INC.
filed 2013-11-12
CIK 1365038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒
As of November 7, 2013, there were 90,077,535 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.     FINANCIAL INFORMATION

Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$106,529	$102,933
Accounts receivable, net	36,399	45,517
Prepaid expenses and other current assets	7,732	6,041
Deferred registration costs	65,095	57,718
Total current assets	215,755	212,209
Deferred registration costs, less current portion	12,357	11,320
Property and equipment, net	44,493	35,467
Intangible assets, net	96,095	91,746
Goodwill	347,382	266,349
Other assets	21,994	20,906
Total assets	$738,076	$637,997
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,955	$10,471
Accrued expenses and other current liabilities	39,122	40,489
Deferred tax liabilities	22,147	18,892
Current portion of long-term debt	7,500	—
Deferred revenue	83,516	75,142
Total current liabilities	166,240	144,994
Deferred revenue, less current portion	16,750	15,965
Other liabilities	12,368	4,847
Long-term debt	42,500	—
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 500,000 shares authorized; 94,069 and 90,378 shares issued, and 90,063 and 86,931 shares outstanding at September 30, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	604,270	562,692
Accumulated other comprehensive income (loss)	(48)	15
Treasury stock at cost, 4,006 and 3,447 shares at September 30, 2013 and December 31, 2012, respectively	(30,767)	(25,932)
Accumulated deficit	(73,248)	(64,595)
Total stockholders’ equity	500,218	472,191
Total liabilities and stockholders’ equity	$738,076	$637,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$96,251	$98,147	$297,937	$277,436
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	52,884	46,524	149,636	132,153
Sales and marketing	10,532	11,625	36,858	33,678
Product development	11,365	10,278	33,267	30,989
General and administrative	20,603	15,705	54,600	46,854
Amortization of intangible assets	10,614	9,501	30,724	31,216
Total operating expenses	105,998	93,633	305,085	274,890
Income (loss) from operations	(9,747)	4,514	(7,148)	2,546
Interest income	3	9	16	34
Interest expense	(656)	(155)	(974)	(465)
Other income (expense), net	74	(13)	(49)	(77)
Gain on other assets, net	1,337	—	2,566	—
Income (loss) before income taxes	(8,989)	4,355	(5,589)	2,038
Income tax expense	(1,451)	(1,180)	(3,064)	(611)
Net income (loss)	(10,440)	3,175	(8,653)	1,427

Net income (loss) per share - basic	$(0.12)	$0.04	$(0.10)	$0.02
Net income (loss) per share - diluted	$(0.12)	$0.04	$(0.10)	$0.02
Weighted average number of shares - basic	89,771	85,182	87,917	84,020
Weighted average number of shares - diluted	89,771	88,751	87,917	86,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(10,440)	$3,175	$(8,653)	$1,427
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7)	(3)	(63)	(24)
Other comprehensive income (loss), net of tax	(7)	(3)	(63)	(24)
Comprehensive income (loss)	$(10,447)	$3,172	$(8,716)	$1,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

	Common stock		Additional paid-in capital amount	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares outstanding	Amount
Balance at December 31, 2012	86,931	$11	$562,692	$(25,932)	$15	$(64,595)	$472,191
Issuance of stock under employee stock awards and other, net	1,612	—	5,572	—	—	—	5,572
Stock option windfall tax benefits	—	—	88	—	—	—	88
Repurchases of common stock to be held in treasury	(559)	—	—	(4,835)	—	—	(4,835)
Stock-based compensation expense	—	—	19,637	—	—	—	19,637
Issuance of common stock for acquisitions	2,079	—	16,281	—	—	—	16,281
Foreign currency translation adjustment	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	(8,653)	(8,653)
Balance at September 30, 2013	90,063	$11	$604,270	$(30,767)	$(48)	$(73,248)	$500,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(8,653)	$1,427
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	46,059	45,839
Deferred income taxes	2,799	1,086
Stock-based compensation	21,629	23,986
Gain on other assets, net	(2,566)	—
Other	(450)	(502)
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	9,264	(8,479)
Prepaid expenses and other current assets	(816)	(1,270)
Deferred registration costs	(8,444)	(8,354)
Deposits with registries	(401)	678
Other long term assets	(532)	35
Accounts payable	3,214	1,071
Accrued expenses and other liabilities	(3,527)	569
Deferred revenue	8,852	8,860
Net cash provided by operating activities	66,428	64,946
Cash flows from investing activities
Purchases of property and equipment	(22,760)	(12,425)
Purchases of intangible assets	(13,263)	(8,590)
Proceeds from gTLD application withdrawals, net	2,876	—
Payments for gTLD applications, net	(405)	(18,202)
Cash paid for acquisitions, net of cash acquired	(73,229)	(1,280)
Other	471	(855)
Net cash used in investing activities	(106,310)	(41,352)
Cash flows from financing activities
Long-term debt borrowings	70,000	—
Long-term debt repayments	(20,000)	—
Debt issuance costs	(1,936)	—
Principal payments on capital lease obligations	(520)	(394)
Proceeds from exercises of stock options and contributions to ESPP	4,493	11,016
Repurchases of common stock	(4,835)	(3,956)
Payments of withholding tax on net exercise of stock-based awards	(3,741)	(3,345)
Other	80	(16)
Net cash provided by financing activities	43,541	3,305
Effect of foreign currency on cash and cash equivalents	(63)	(18)
Change in cash and cash equivalents	3,596	26,881
Cash and cash equivalents, beginning of period	102,933	86,035
Cash and cash equivalents, end of period	$106,529	$112,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Company Background and Overview

Demand Media, Inc., together with our consolidated subsidiaries (the “Company”) is a Delaware corporation headquartered in Santa Monica, California. Our business is focused on an Internet-based model for the professional creation of content at scale, and is comprised of two service offerings, Content & Media and Registrar.

Content & Media

Our Content & Media service offering is engaged in creating media content, primarily consisting of text articles and videos, and delivering it along with social media and monetization tools to our owned and operated websites, network of customer websites and related mobile applications. Content & Media services are delivered through our Content & Media platform, which includes our content creation studio, social media applications and a system of monetization tools designed to match content with advertisements in a manner that is optimized for revenue yield and end-user experience. To complement our content offerings, we have recently begun to integrate products, e-learning and other on-demand services for purchase on an a la carte or subscription basis. For example, our Content & Media service offering includes Society6, LLC ("Society 6"), which we acquired in June 2013. Society6 is an innovative online marketplace and e-commerce platform that allows consumers and an active artist community to leverage our print-on-demand services by customizing a wide variety of consumer products, including smart phone and tablet accessories, art prints, clothing, household goods and stationery with original designs. Our artist community leverages Society6's platform to reach a broad consumer audience in order to monetize original art.

Registrar

Our Registrar service offering provides domain name registration and related value added service subscriptions to third parties through our wholly owned subsidiaries, eNom and Name.com. We are also a leading participant in the Internet Corporation for Assigned Names and Numbers' ("ICANN") significant expansion of the number of generic Top Level Domain (“gTLDs”), which began delegating gTLDs in October 2013 ("New gTLD Program"). Under the New gTLD Program, our domain services business was awarded and entered into its first registry agreements, becoming an ICANN accredited registry for new gTLDs.

In February 2013, we announced that our board of directors authorized a plan to explore separating the Company into two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (the "Proposed Business Separation"). We anticipate that the Proposed Business Separation will be structured as a tax-free pro rata distribution to stockholders of new publicly traded shares in the new domain name services company. Consummation of the Proposed Business Separation is subject to final approval by our board of directors, as well as the satisfaction of several conditions, including confirmation of the transaction's tax-free treatment, receipt of listing approval, and the filing and effectiveness of a registration statement on Form 10 with the Securities and Exchange Commission (the "SEC"). We have not yet finalized all of the details of the Proposed Business Separation and there is no assurance that the Proposed Business Separation as described will occur.

2.	Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2013 and 2012, the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2013 and 2012 and the condensed consolidated statement of stockholders’ equity for the nine month period ended September 30, 2013 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of September 30, 2013 and our results of operations for the three and nine month periods ended September 30, 2013 and 2012 and our cash flows for the nine month periods ended September 30, 2013 and 2012. The results for the nine month period ended September 30, 2013 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to the SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Demand Media, Inc. and our wholly owned subsidiaries. Acquisitions are included from the date of the acquisition. Our purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant intercompany transactions and balances have been eliminated in consolidation.

Investments in affiliates such as NameJet LLC, ("NameJet") over which we have the ability to exert significant influence, but do not control and are not the primary beneficiary of are accounted for using the equity method of accounting. Investments in affiliates which we have no ability to exert significant influence are accounted for using the cost method of accounting. Our proportional share of affiliate earnings or losses accounted for under the equity method of accounting, which are not material for all periods presented, are included in other income (expense) in our condensed consolidated statements of operations. Affiliated companies are not material, individually or in the aggregate, to our financial position, results of operations or cash flows for all periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, investments in equity interests, fair value of issued and acquired stock warrants, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of our assets and liabilities.

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

For arrangements with multiple deliverables, we allocate revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The fair value of the selling price for a deliverable is determined using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. We allocate any arrangement fee to each of the elements based on their relative selling prices.

Our revenue is principally derived from the following services:

Content & Media

Advertising Revenue.  Advertising revenue is generated by performance-based Internet advertising, such as cost-per-click ("CPC") advertising, in which an advertiser pays only when a user clicks on our advertisement that is displayed on our owned and operated websites and customer websites; fees generated by users viewing third-party website banners and text-link advertisements; fees generated by enabling customer leads or registrations for partners; and fees from referring users to, or from users making purchases on, sponsors’ websites. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of the other performance criteria. Revenue from performance-based arrangements, including referral revenue, is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

When we enter into advertising revenue sharing arrangements where we act as the primary obligor, we recognize the underlying revenue on a gross basis. In determining whether to report revenue gross for the amount of fees received from the advertising networks, we assess whether we maintain the principal relationship with the advertising network, whether we bear the credit risk and whether we have latitude in establishing prices. In circumstances where the customer acts as the primary obligor, we recognize the underlying revenue on a net basis.

In certain cases, we record revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 45 days of the period end.

Subscription Services and Social Media Services.  Subscription services revenue is generated through the sale of membership fees paid to access content available on certain owned and operated websites. The majority of the memberships range from 6 to 12 month terms. Subscription services revenue is recognized on a straight-line basis over the membership term.

We configure, host, and maintain our platform social media services under private-labeled versions of software for commercial customers. We earn revenue from our social media services through initial set-up fees, recurring management support fees, overage fees in excess of standard usage terms, and outside consulting fees. Due to the fact that social media services customers have no contractual right to take possession of our private-labeled software, we account for our social media services revenue as service arrangements, whereby social media services revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred and no significant obligations remain, the selling price is fixed or determinable, and collectability is reasonably assured.

Social media service arrangements may contain multiple deliverables, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings, consulting services and advertising services. To the extent that consulting services have value on a standalone basis, we allocate revenue to each element in the multiple deliverable arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price. To date, substantially all consulting services entered into concurrently with the original social media service arrangements are not treated as separate deliverables as such services do not have value to the customer on a standalone basis. In such cases, the arrangement is treated as a single unit of accounting with the arrangement fee recognized over the term of the arrangement on a straight-line basis. Set-up fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. We determine the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. We review the estimated customer life at least quarterly and when events or changes in circumstances, such as significant customer attrition relative to expected historical or projected future results, occur. Overage billings are recognized when delivered and at contractual rates in excess of standard usage terms.

Outside consulting services performed for customers that have value on a stand-alone basis are recognized as services are performed.

We recognize revenue from product sales upon delivery, net of estimated returns based on historical experience. Payments received in advance of delivery are included in deferred revenue in the accompanying condensed consolidated balance sheets. Revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. Product sales and shipping revenue is recognized net of promotional discounts, rebates, and return allowances. We periodically provide incentive offers to customers to encourage purchases. Such offers may include current discount offers, such as percentage discounts off current purchases, free shipping and other similar offers.

Content and Other Revenue. Content and other revenue is generated through the sale or license of media content or undeveloped websites. Revenue from the sale or perpetual license of content and undeveloped websites is recognized when the content and the sale of undeveloped websites have been delivered and the contractual performance obligations have been fulfilled. Revenue from the license of content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled.

Registrar

Domain Name Registration Service Fees.  Registration fees charged to third parties in connection with new, renewed, and transferred domain name registrations are recognized on a straight-line basis over the registration term, which customarily ranges from one to two years but can extend to ten years. Payments received in advance of the domain name registration term are included in deferred revenue in the accompanying condensed consolidated balance sheets. The registration term and related revenue recognition commence once we confirm that the requested domain name has been recorded in the appropriate registry under contractual performance standards. Associated direct and incremental costs, which principally consist of registry and Internet Corporation for Assigned Names and Numbers (“ICANN”) fees, are also deferred and amortized to service costs on a straight-line basis over the registration term.

Our wholly owned subsidiaries, eNom and Name.com, are ICANN accredited registrars. Thus, we are the primary obligor with our reseller and retail registrant customers and are responsible for the fulfillment of our registrar services. As a result, we report revenue derived from the fees we receive from resellers and retail registrant customers for registrations on a gross basis in the accompanying condensed consolidated statements of operations. A minority of our resellers have contracted with us to provide billing and credit card processing services to the resellers’ retail customer base in addition to domain name registration services. Under these circumstances, the cash collected from these resellers’ retail customer base is in excess of the fixed amount per transaction that we charge for domain name registration services. As such, these amounts, which are collected for the benefit of the reseller, are not recognized as revenue and are recorded as a liability until remitted to the reseller on a periodic basis.

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

Auction Service Revenue.  Domain name auction service revenue represents fees received from selling third-party owned domains via an online bidding process primarily through NameJet. For names sold through the auction process that are registered on our registrar platform, we have determined that auction revenue and related registration revenue represent separate units of accounting given the domain name has value to the customers on a standalone basis at the time of sale. As a result, we recognize the related registration fees on a straight-line basis over the registration term. We recognize the bidding portion of auction revenue upon sale, net of payments to third parties since we are acting as an agent only.

Service Costs

Service costs consist primarily of fees paid to registries and ICANN associated with domain registrations, advertising revenue recognized by us and shared with our customers or partners as a result of our revenue-sharing arrangements, Internet connection and co-location charges, outsourced product manufacturing costs, shipping and handling, artist royalties and other platform operating expenses associated with our owned and operated and customer websites, including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar, personnel costs relating to in-house editorial, customer service, information technology and certain content production costs.

Registry fee expenses consist of payments to entities accredited by ICANN as the designated registry related to each top level domain (“TLD”). These payments are generally fixed dollar amounts per domain name registration period and are recognized on a straight-line basis over the registration term. The costs of renewal registration fee expenses for owned and operated undeveloped websites are also included in service costs. Amortization of the cost of website names and media content owned by us is included in amortization of intangible assets.

Shipping and Handling

Shipping and handling charged to customers are recorded in revenue. Associated costs are recorded in service costs.

Deferred Revenue and Deferred Registration Costs

Deferred revenue consists substantially of amounts received from customers in advance of our performance for domain name registration services, subscription services for premium media content, social media services and online value added services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the unexpired term of the related domain name registration, media subscription as services are rendered, over customer useful life, or over the period of online value added service.

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

Long-lived Assets

We evaluate the recoverability of our long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through September 30, 2013, we have identified no such impairment loss. Assets to be disposed of would be separately presented on the condensed consolidated balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow and Livestrong.com, and our network of customer websites. During 2013, we experienced several negative changes in Google referrals that, in the aggregate, are larger in magnitude than those that we have previously experienced. These changes have resulted in substantial declines to traffic to our owned and operated websites. Other search engines may deploy similar changes. These changes, as well as any potential future changes, may result in material fluctuations in our financial performance.

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

There can be no assurance that these changes or any future changes that may be implemented by us, by search engines to their algorithms and search methodologies, or by consumers in their web usage habits will not adversely impact the carrying value, estimated useful life or intended use of our long-lived assets. We will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of our long-lived assets and in our assessment as to whether significant changes in circumstances might provide an indication of potential impairment of the carrying value of our long-lived assets, including our media content and goodwill arising from acquisitions.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is amortized over two to five years, software is amortized over two to three years, and furniture and fixtures are amortized over seven to ten years. Leasehold improvements are amortized straight-line over the shorter of the remaining lease term or the estimated useful lives of the improvements ranging from one to seven years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from our financial statements with the resulting gain or loss reflected in our results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, we will record a loss on disposal of the property and equipment, which is computed as the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

Intangibles—Undeveloped Websites

We capitalize costs incurred to acquire and to initially register our owned and operated undeveloped websites. We amortize these costs over the expected useful life of the underlying undeveloped websites on a straight-line basis. The expected useful life of an undeveloped website ranges from 12 months to 84 months. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience with undeveloped websites of similar quality and value.

In order to maintain the rights to each undeveloped website acquired, we pay periodic renewal registration fees, which generally cover a minimum period of twelve months. We record renewal registration fees of website name intangible assets in deferred registration costs and recognize the costs over the renewal registration period, which is included in service costs.

Intangibles—Media Content

We capitalize the direct costs incurred to acquire our media content that is determined to embody a probable future economic benefit. Costs are recognized as finite lived intangible assets based on their acquisition cost to us. Direct content costs primarily represent amounts paid to unrelated third parties for completed content units, and to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of specific content units acquired prior to their publication. Internal costs not directly attributable to the enhancement of an individual content unit acquired are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs for the ongoing maintenance of our websites in which our content is deployed.

Capitalized media content is amortized on a straight-line basis over five years, representing our estimate of the pattern that the underlying economic benefits are expected to be realized and based on our estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of our content. These estimates are based on our plans and projections, comparison of the economic returns generated by our content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying condensed consolidated statement of operations, and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the condensed consolidated statements of cash flows.

Intangibles—Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, customer relationships, technology, media content, content publisher relationships and artist relationships. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight line method which approximates the pattern in which the economic benefits are consumed.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2012, we determined that we have three reporting units. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit's fair value is less than the carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its carrying value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Business acquisitions and supplemental pro forma information

On December 31, 2012, we completed the acquisition of the net assets of Name.com, a retail registrar company based in Denver, Colorado. In March 2013, we acquired Creativebug, an online destination for arts and crafts instruction based in San Francisco, California.

On June 20, 2013, we completed the acquisition of Society6, an online marketplace and e-commerce platform. The purchase price consideration of $94.3 million was comprised of cash of $76.1 million and 2,322,880 shares of common stock valued at $18.2 million, based on our stock price on the date of acquisition. $7.9 million in cash and 243,902 shares of common stock were held back by us to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount that is not subject to then-pending claims will be paid on the 24-month anniversary of the closing of the transaction.

Supplemental information on an unaudited pro forma basis, as if these acquisitions had been completed as of January 1, 2012, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$96,251	$105,257	$308,889	$294,743
Net income (loss)	(10,440)	4,073	(5,150)	2,837

The unaudited pro forma supplemental information is based on estimates and assumptions, which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

We account for acquisitions of businesses using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

The acquisitions are included in our condensed consolidated financial statements as of the date of the acquisition. The allocation of the purchase consideration, which is preliminary and subject to revision based on the finalization of holdback amounts for post-closing obligations and related matters, for business acquisitions made by us during the nine months ended September 30, 2013 is as follows (in thousands):

	Creativebug	Society6	Total
Goodwill	$4,459	$76,676	$81,135
Media content	3,390	—	3,390
Technology	—	2,587	2,587
Artist relationships	—	9,867	9,867
Non-compete agreements	699	192	891
Trade names	132	3,419	3,551
Customer relationships	43	—	43
Other assets and liabilities assumed	(723)	1,581	858
Total	$8,000	$94,322	$102,322

Other Long-Term Assets

A framework for the significant expansion of the number of generic Top Level Domains (“gTLDs”) has been approved by ICANN, which began delegating gTLDs in October 2013 (the “New gTLD Program”). We capitalize the costs incurred to pursue the acquisition of gTLD operator rights that are determined to embody a probable economic benefit. Capitalized payments for gTLD applications are included in long-term other assets during the application process. For those gTLDs which have been delegated to us, capitalized payments will be reclassified as finite lived intangible assets following the delegation of operator rights for each gTLD by ICANN, however, there can be no assurance that we will be awarded all gTLDs for which we have applied. Payments for gTLD applications primarily represent amounts paid directly to ICANN and or third parties in the pursuit of gTLD operator rights. We may receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or withdraw our interest in certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. Gains on our interest in gTLD applications will be recognized when realized, while losses will be recognized when deemed probable. Other costs incurred by us as part of our gTLD initiative not directly attributable to the acquisition of gTLD operator rights are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the gTLD operator rights acquired commencing the date that each asset is available for its intended use, which is expected to occur following commencement of delegation by ICANN in the first quarter 2014.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. We use the Black-Scholes option-pricing model to determine the fair value of stock options that do not include market conditions. Stock-based awards are comprised principally of stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU”).

Under our 2010 Employee Stock Purchase Plan (the “ESPP”), eligible officers and employees may purchase a limited amount of our common stock at a discount to the market price in accordance with the terms of the plan as described in Note 12 - Share-based Compensation Plans and Awards. We use the Black-Scholes option-pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

Some equity awards granted by us contain certain performance and/or market conditions. We recognize compensation cost for awards with performance conditions based upon the probability of that performance condition being met, net of an estimate of pre-vesting forfeitures. Awards granted with performance and/or market conditions are amortized using the graded vesting method.

The effect of a market condition is reflected in the award’s fair value on the grant date. We use a Monte Carlo simulation model or binomial lattice model to determine the grant date fair value of awards with market conditions. Compensation cost for an award that has a market condition is recognized as the requisite service period is fulfilled, even if the market condition is never satisfied.

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

Stock Repurchases

Under a stock repurchase plan, shares repurchased by us are accounted for when the transaction is settled. Repurchased shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock at par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the repurchased shares.

Income Taxes

Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of deferred tax assets and recognizes a valuation allowance for our deferred tax assets when it is more likely than not that a future benefit on such deferred tax assets will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax (benefit) provision in the accompanying condensed consolidated statements of operations.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Because we reported losses in certain the periods presented, potentially dilutive common shares comprising stock options, RSUs, stock from the ESPP, warrants and convertible preferred stock are antidilutive in those periods.

RSUs and other restricted awards are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. RSUs are excluded from the dilutive earnings per share calculation when their impact is antidilutive.

Fair Value of Financial Instruments

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value.

We chose not to elect the fair value option for our financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as trade accounts receivable and payables, are reported at their carrying values.

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, term loan, revolving credit facility, accrued liabilities and customer deposits approximate fair value because of their short maturities. For the term loans and revolving loan facility, the carrying amount approximates fair value since it bears interest at variable rates or fixed rates which approximates fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2012 and nine-month period ended September 30, 2013, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Balance at September 30, 2013
	Level 1	Level 2	Total
Assets
Cash equivalents(1)	$5,034	$—	$5,034
Total assets at fair value	$5,034	$—	$5,034
Liabilities
Long term debt	$—	$50,000	$50,000
Total liabilities at fair value	$—	$50,000	$50,000
___________________________________
(1)Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

	Balance at December 31, 2012
	Level 1	Level 2	Total
Assets
Cash equivalents(1)	$29,129	$7,940	$37,069
Total assets at fair value	$29,129	$7,940	$37,069
_______________________
(1)Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

For financial assets that utilize Level 1 and Level 2 inputs, we utilize both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs).

 Recent Accounting Pronouncements

Presentation of unrecognized tax

In July 2013, the Financial Accounting Standards Board (the "FASB") issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective for fiscal years beginning after December 31, 2013 on either a prospective or retrospective basis. We did not adopt this guidance early and we do not anticipate it to have a material impact on our consolidated financial statements.

Reclassification of accumulated other comprehensive loss

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Computers and other related equipment	$45,859	$42,940
Purchased and internally developed software	63,479	54,657
Furniture and fixtures	3,957	2,623
Leasehold improvements	8,379	3,552
	121,674	103,772
Less accumulated depreciation	(77,181)	(68,305)
Property and equipment, net	$44,493	$35,467

Depreciation and software amortization expense by classification is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service costs	$3,413	$3,587	$10,861	$10,789
Sales and marketing	89	105	295	345
Product development	201	234	662	787
General and administrative	1,403	906	3,517	2,703
Total depreciation	$5,106	$4,832	$15,335	$14,624

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2013
	Gross carrying amount	Accumulated amortization	Net
Owned website names	$28,774	$(22,847)	$5,927
Customer relationships	32,462	(25,332)	7,130
Artist relationships	9,867	(914)	8,953
Media content	148,226	(94,370)	53,856
Technology	40,205	(30,901)	9,304
Non-compete agreements	1,159	(205)	954
Trade names	15,742	(6,215)	9,527
Content publisher relationships	2,092	(1,648)	444
	$278,527	$(182,432)	$96,095

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net
Owned website names	$42,994	$(36,489)	$6,505
Customer relationships	32,419	(23,151)	9,268
Media content	136,495	(78,223)	58,272
Technology	38,770	(28,556)	10,214
Non-compete agreements	15,013	(14,685)	328
Trade names	12,191	(5,654)	6,537
Content publisher relationships	2,092	(1,470)	622
	$279,974	$(188,228)	$91,746

The intangible balance as of December 31, 2012 has been retrospectively adjusted to reflect a decrease in goodwill and a corresponding increase in intangible assets of $0.7 million related to the acquisition of Name.com in the fourth quarter 2012, as detailed in Note 5 - Goodwill.

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing the date that the asset is available for its intended use. At September 30, 2013, artist relationships had a weighted average useful life of three years.

Amortization expense by classification is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service costs	$7,909	$7,556	$23,729	$25,261
Sales and marketing	1,257	641	3,000	2,004
Product development	1,180	1,068	3,324	3,204
General and administrative	268	236	671	747
Total amortization	$10,614	$9,501	$30,724	$31,216

5.	Goodwill

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2012	$266,349
Goodwill arising from acquisitions	81,135
Working capital adjustment	(102)
Balance at September 30, 2013	$347,382

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

Our most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2012 and indicated that the fair value of each of our three reporting units exceeded the respective reporting unit's carrying value at that time. Our market capitalization was in excess of book value of our assets as of September 30, 2013. We recently experienced a significant decline in our stock price, and as of November 7, 2013, our market capitalization was less than our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through September 30, 2013, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2013, consistent with our existing accounting policy.

6.	Other Assets

Other long term assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Payments for gTLD applications	$18,154	$18,202
Other	3,840	2,704
Other assets	$21,994	$20,906

We paid $0.6 million during the nine months ended September 30, 2013, and $18.2 million during the year ended December 31, 2012 for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. as described in Note 9 - Commitments and Contingencies.

For the three and nine month period ended September 30, 2013, the net gain related to the withdrawals of our interest in certain gTLD applications was $1.3 million and $2.6 million, respectively, and recorded in gain on other assets, net on the condensed consolidated statements of operations.

Other assets at September 30, 2013 and December 31, 2012 include $0.9 million of restricted cash comprising a collateralized letter of credit connected with our applications under the New gTLD Program. The restrictions require the cash to be maintained in a bank account for a minimum of five years from the delegation of the gTLDs.

7.Other Balance Sheets Items

Accounts receivable consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable—trade	$32,475	$40,995
Receivables from registries	3,924	4,522
Accounts receivable, net	$36,399	$45,517

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and related items	$9,481	$12,196
Domain owners’ royalties payable	1,051	1,996
Commissions payable	2,729	3,184
Customer deposits	6,720	7,029
Other	19,141	16,084
Accrued expenses and other liabilities	$39,122	$40,489

8.	Debt

We entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks in August 2013. The Credit Agreement provides for a $100.0 million senior secured term loan facility (the "Term Loan Facility") and a $125.0 million senior secured revolving loan facility (the "Revolving Loan Facility"), maturing August 29, 2018. The loans under the Credit Agreement replaced the loans provided under our pre-existing revolving credit facility which had been entered into with a syndicate of commercial banks in August 2011.

The Term Loan Facility provides for (i) a $50.0 million term loan that was drawn on the closing date and (ii) a $50.0 million delayed draw term loan which may be drawn at any time after the closing date through December 31, 2013 (collectively, the “Term Loans”). The Revolving Loan Facility provides for borrowings up to $125.0 million with sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans.  At September 30, 2013, $50.0 million was outstanding under the Term Loan Facility, and the remaining $50.0 million available under the delayed draw portion of the Term Loan Facility is expected to be drawn during the fourth quarter 2013. The proceeds of the initial draw on the term loan were used to repay the $20.0 million outstanding balance of the pre-existing revolving credit facility. The weighted average variable interest rate of the term loans at September 30, 2013 was 2.43%.

The credit agreement permits the Proposed Business Separation subject to certain conditions, including ongoing compliance with the affirmative and negative covenants, including maintaining a minimum level of liquidity and trailing twelve month adjusted earnings before taxes, interest, depreciation and amortization expense ("Adjusted EBITDA") above specified thresholds.

In accordance with the provisions of the Credit Agreement, re-paid Term Loans cannot be re-borrowed. Beginning on December 31, 2013, the Term Loans shall be repaid in quarterly installments. The syndicate of commercial banks under the Credit Agreement has no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio, as well as other restrictions typical for a financing of this type that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Agreement becoming immediately due and payable and termination of the outstanding commitments.

Our obligations under the Credit Agreement are guaranteed by our material direct and indirect domestic subsidiaries, subject to certain exceptions. The obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all of our tangible and intangible property and those of our domestic guarantor subsidiaries, and by a pledge of all of the equity interests of our material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.

Under the Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR bear interest at a rate between LIBOR plus 2.00% and LIBOR plus 3.00%, depending on our consolidated leverage ratio. Loans based on the base rate bear interest at the base rate plus an applicable margin of 1.00% or 2.00%, depending on our consolidated leverage ratio. We are required to pay a commitment fee between 0.20% and 0.40% per annum, depending on our consolidated leverage ratio, on the undrawn portion available under the Revolving Loan Facility and the Term Loan Facility.

As of September 30, 2013, no principal balance was outstanding and approximately $113.6 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $11.4 million, and we were in compliance with all covenants.

In connection with entering into the Credit Agreement, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the three months ended September 30, 2013 we amortized an immaterial amount of deferred debt issuance costs.

9.	Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and leases certain equipment under non-cancelable operating and capital leases. Our leases expire between April 2016 and July 2024.

In 2012, we entered into two eleven year lease commitments to replace our existing space for our corporate headquarters in Santa Monica, California that commence in 2013 with an average expense of approximately $2.0 million and $0.8 million, respectively, per annum over the life of each lease. The leases expire in 2024, and we have an early termination option after six years on each lease.

Revolving Line of Credit Agreements

We issue letters of credit under our Revolving Loan Facility, and as of September 30, 2013, the total letters of credit outstanding under these arrangements was $11.4 million.

Litigation

In April 2011, we and eleven other defendants were named in a patent infringement lawsuit filed in the U.S. District Court, Eastern District of Texas. The plaintiff filed and served a complaint making several claims related to a method for displaying advertising on the Internet. In April 2013, we settled with the plaintiff for an immaterial amount.

In connection with a subrogation and reimbursement claim made by one of our insurance carriers in respect to payments previously made to us under an insurance policy, we agreed in principle to settle the matter for $1.85 million in October 2013.  The parties are currently negotiating the non-financial terms of the final settlement agreement.

In addition, from time to time, we are a party to other various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in our belief, is likely to have a material adverse effect on our future financial results.

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake review of us and our filings. In evaluating the exposure associated with various tax filing positions, we accrue charges for possible exposures. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to our consolidated financial statements.

Domain Name Agreement

In April 2011, we entered into an agreement to provide domain name registration services and manage certain domain names owned and operated by a customer over a 27 month term ending June 30, 2013 (the “Amended Domain Agreement”), which agreement has been extended on a month-to-month basis. In conjunction with the Amended Domain Agreement, we are committed to purchase approximately $0.2 million of expired domain names every calendar quarter over the term of the agreement. The contract can be terminated by either us or the counterparty within 60 days prior to the end of each annual renewal period.

Donuts Agreement

As part of our initiative to pursue the acquisition of gTLD operator rights, we have entered into a gTLD acquisition agreement (“gTLD Agreement”) with Donuts Inc. (“Donuts”). The gTLD Agreement provides us with rights to acquire the operating and economic rights to certain gTLDs. These rights are shared equally with Donuts and are associated with specific gTLDs (“Covered gTLDs”) for which Donuts is the applicant under the New gTLD Program. We have the right, but not the obligation, to make further deposits with Donuts in the pursuit of acquisitions of Covered gTLDs, for example as part of the ICANN auction process. The operating and economic rights for each Covered gTLD will be determined through a process whereby we and Donuts each select gTLDs from the pool of Covered gTLDs, with the number of selections available to each party based upon the proportion of the total acquisition price of all Covered gTLDs that they funded. Gains on sale of our interest in Covered gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Separately, we entered into an agreement to provide certain back-end registry services for gTLD operator rights owned by Donuts for a period of five years commencing from the launch of Donut's first gTLD. Demand Media is not an investor in Donuts nor involved in any joint venture with Donuts or our affiliates.

Indemnifications

In our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware and indemnifications related to our lease agreements. In addition, our advertiser and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically and does not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

10.	Income Taxes

Our effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in our valuation allowance.

During the nine months ended September 30, 2013, we recorded an income tax expense of $3.1 million compared to an income tax expense of $0.6 million during the same period in 2012, representing an increase of $2.5 million. The increase was primarily due to a benefit from the change in California apportionment methodology during the first quarter 2012, which reduced our effective state tax rate compared to the current period.

We reduce our deferred tax assets resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Due to the limitation associated with deferred tax liabilities from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As we have insufficient history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, we have established a valuation allowance against our deferred tax assets.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. We acquired an $0.1 million uncertain tax position as a result of a business acquisition during 2011.
Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the nine months ended September 30, 2013 or 2012 other than the acquired uncertain tax position, and we do not expect our uncertain tax position to change materially during the next twelve months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the IRS and various state authorities.

11. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Effective January 1, 2013, we began matching a portion of the employee contributions under the 401(k) Plan up to a defined maximum. During the nine months ended September 30, 2013, we incurred approximately $1.6 million in employer contributions under the 401(k) Plan, and expect to incur a similar amount for the remainder of the current fiscal year.

12. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service costs	$741	$672	$2,078	$2,141
Sales and marketing	1,148	1,400	4,477	4,521
Product development	1,667	1,396	4,102	5,169
General and administrative	3,930	4,578	10,972	12,155
Total stock-based compensation included in net income (loss)	$7,486	$8,046	$21,629	$23,986

During the nine months ended September 30, 2013, we granted 4.9 million restricted stock units ("RSUs") with a weighted average fair value of $8.23 per unit. Included in this amount are 1,161,438 RSUs, granted to certain employees after the acquisition of Society6, with a grant date fair value of $8.24 per unit. In addition, we granted 230 thousand options with a grant date fair value of $3.82 per share.

13. Stockholders' Equity

Stock Repurchases
Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of our common stock from time to time. During the nine months ended September 30, 2013, we repurchased 559 thousand shares at an average price of $8.65 per share for an aggregate amount of $4.8 million. As of September 30, 2013, approximately $19.2 million of the stock repurchase authorization remained. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.
Shares repurchased by us are accounted for when the transaction is settled. As of September 30, 2013 and December 31, 2012, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Other
    Each share of common stock has the right to one vote per share. Each restricted stock purchase right has the right to one vote per share and the right to receive dividends or other distributions paid or made with respect to common shares, subject to restrictions for continued employment service.

14. Business Segments

We operate in one operating segment. Our chief operating decision maker (the “CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our Content & Media and Registrar offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of our principal operations and decision-making functions are located in the United States. Revenue generated outside of the United States is not material for any of the periods presented.

Revenue derived from our Content & Media and Registrar Services is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Content & Media revenue
Owned & operated	$48,007	$45,377	$149,419	$129,715
Network	10,578	18,759	38,956	48,051
Total Content & Media revenue	58,585	64,136	188,375	177,766
Registrar revenue
Total Revenue	$96,251	$98,147	$297,937	$277,436

15. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(10,440)	$3,175	$(8,653)	$1,427
Denominator:
Weighted average common shares outstanding	89,853	85,458	88,062	84,430
Weighted average unvested restricted stock awards	(82)	(276)	(145)	(410)
Weighted average common shares outstanding—basic	89,771	85,182	87,917	84,020
Dilutive effect of stock options and ESPP	—	3,569	—	2,875
Weighted average common shares outstanding—diluted	89,771	88,751	87,917	86,895
Net income (loss) per share—basic	$(0.12)	$0.04	$(0.10)	$0.02
Net income (loss) per share—diluted	$(0.12)	$0.04	$(0.10)	$0.02

For the three and nine months ended September 30, 2013 we excluded 0.8 million and 1.0 million shares from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive. There were no antidilutive shares for the other periods presented.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As used herein, “Demand Media,” the “Company,” “our,” “we,” or “us” and similar terms include Demand Media, Inc. and its subsidiaries, unless the context indicates otherwise.

“Demand Media” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Overview

We are a diversified Internet media and domain name services company. We have developed a leading Internet-based model for the professional creation and distribution of high-quality content at scale and we operate the world's largest wholesale registrar and the world's second largest registrar overall based on the number of domain names under management. Our business is comprised of two service offerings: Content & Media and Registrar. Our Content & Media offering is engaged in creating media content, primarily consisting of text articles and videos, and delivering it along with social media and monetization tools to the Company's owned and operated websites, network of customer websites and to related mobile applications. As a complement to our content offerings we have recently begun to integrate products, e-learning and other on-demand services for purchase, on an a la carte or subscription basis. To accelerate our commerce initiatives, in March 2013 we acquired Creativebug, an online destination for arts and crafts instructional content and in June 2013 we acquired Society6, LLC ("Society6"), a digital artist marketplace and e-commerce platform that enables a large community of talented artists to seamlessly sell their original designs on art prints and other products. Our Content & Media service offering also includes a portfolio of websites primarily containing advertising listings, which we refer to as undeveloped websites. Our Registrar service is the world’s largest wholesale registrar of Internet domain names and the world’s second largest registrar overall, based on the number of names under management, and provides domain name registration and related value-added services.

We are also a leading participant in the Internet Corporation for Assigned Names and Numbers' ("ICANN") significant expansion of the number of generic Top Level Domains (“gTLDs”), which began delegating gTLDs in October 2013 (the "New gTLD Program"). Under the New gTLD Program, our domain services business was awarded and entered into its first registry agreements, becoming an ICANN accredited registry for new gTLDs. In addition, our subsidiaries, eNom and Name.com were awarded contracts necessary to participate in the New gTLD Program. With these recent developments, our domain name services business is in a leading position to sell and support new gTLDs and we expect to launch our first new gTLD registry operations in the first quarter of 2014.

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

In February 2013, we announced that our board of directors authorized a plan to explore separating the Company into two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Proposed Business Separation”). We anticipate that the Proposed Business Separation will be structured as a tax-free pro rata distribution to stockholders of new publicly traded shares in the new domain name services company. Consummation of the Proposed Business Separation is subject to final approval by our board of directors. Consummation of the Proposed Business Separation also is subject to satisfaction of several conditions, including confirmation of the transaction's tax-free treatment, receipt of listing approval, and the filing and effectiveness of a registration statement on Form 10 with the SEC. We have not yet finalized all of the details of the Proposed Business Separation and there is no assurance that the Proposed Business Separation as described herein will occur.

For the nine months ended September 30, 2013 and 2012, we reported revenue of $297.9 million and $277.4 million, respectively. For the nine months ended September 30, 2013 and 2012, our Content & Media offering accounted for 63% and 64% of our total revenue, respectively, and our Registrar service accounted for 37% and 36% of our total revenue, respectively.

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

Content & Media Metrics

• page views:  We define page views as the total number of web pages viewed across (1) our owned and operated websites and/or (2) our network of customer websites, to the extent that the viewed web pages of our customers host our monetization, social media and/or content services. Page views are primarily tracked through internal systems, such as our Omniture web analytics tool, contain estimates for our customer websites using our social media tools and may use data compiled from certain customer websites. We periodically review and refine our methodology for monitoring, gathering, and counting page views in an ongoing effort to improve the accuracy of our measure.

•RPM:  We define RPM as Content & Media revenue per one thousand page views.

Registrar Metrics

•domain:  We define a domain as an individual domain name registered by a third-party customer on our platform for which we have begun to recognize revenue. This metric does not include any of our owned and operated websites.

• average revenue per domain:  We calculate average revenue per domain by dividing Registrar revenue for a period by the average number of domains registered in that period. The average number of domains is the simple average of the number of domains at the beginning and end of the period. Average revenue per domain for partial year periods is annualized.

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Content & Media Metrics (1)
Owned & operated
Page views (in millions)	4,074	3,363	21%	12,295	9,838	25%
RPM	$11.78	$13.49	(13)%	$12.15	$13.19	(8)%
Network of customer websites
Page views (in millions)	3,124	4,965	(37)%	14,548	14,459	1%
RPM	$3.39	$3.78	(10)%	$2.68	$3.32	(19)%
RPM ex-TAC (1)	$2.15	$2.70	(20)%	$1.76	$2.42	(27)%
Registrar Metrics (2)
End of period # of domains (in millions)	14.6	13.7	7%	14.6	13.7	7%
Average revenue per domain	$10.49	$9.99	5%	$10.34	$10.08	3%
 ___________________________________

(1)	Traffic acquisition costs (TAC) represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers' websites.

(2)
For a discussion of these period-to-period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue through the sale of advertising in connection with our Content & Media service offering and through domain name registration subscriptions in our Registrar service offering. Our advertising revenue is primarily generated by advertising networks, which include both performance based Internet advertising, such as cost-per-click advertising where an advertiser pays only when a user clicks on its advertisement, and display Internet advertising where an advertiser pays when the advertising is displayed. Historically and for the nine months ended September 30, 2013, the majority of our advertising revenue was generated by our relationship with Google. We deliver online advertisements provided by Google on our owned and operated websites as well as on certain of our customer websites where we share a portion of the advertising revenue. For the nine months ended September 30, 2013, approximately 36% of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with the advertisers and provides us with cost-per-click and display advertising services.

Content & Media revenue is principally dependent upon page views and RPMs. Our recent growth in page views has been primarily due to traffic growth from mobile devices, which tend to have higher engagement. We believe that there are opportunities to grow our page views by improving the user experience on our websites, creating and publishing more content in a greater variety of formats, particularly formats better suited for mobile devices, on our owned and operated websites, as well as expanding our network of customer websites where we can distribute content produced through our platform. Our RPMs are subject to changes in the online advertising marketplace, which could include lower rates received for mobile and other ad units. Currently, our Content & Media revenue is primarily advertising-based. However, we believe there is an opportunity to diversify our Content & Media revenue streams through commerce initiatives by offering products, e-learning and other on-demand services for purchase on an a la carte or subscription basis. For example, to accelerate our commerce initiatives, in March 2013, we acquired Creativebug, an online destination for arts and crafts instructional content and in June 2013, we acquired Society6, a digital artist marketplace and e-commerce platform that enables a large community of talented artists to seamlessly sell their original designs on art prints and other products.

Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow and Livestrong.com, and our network of customer websites. During 2013, we have experienced several negative changes in Google referrals that, in the aggregate, are larger in magnitude than those that we have previously experienced. These changes have resulted in substantial declines to traffic to our owned and operated websites.

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

We regularly evaluate and strive to continuously improve our websites, content library and content creation and distribution platform in an effort to improve user experience and engagement. Such improvements include redesigning our websites, refining our content library through select removals and additions, establishing more stringent criteria for the admission of content creators, adding processes to ensure that each additional unit of content published is unique in relation to existing content units, creating new content formats designed to further diversify our content offering, and integrating commerce products and services with our content experience. During 2011 and 2012, and in response to changes in search engine algorithms in 2011, we performed an evaluation of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of this evaluation, we elected to remove certain content assets from service, resulting in $5.9 million of accelerated amortization expense in the fourth quarter of 2011 and $2.1 million of accelerated amortization expense during 2012.
There can be no assurance that these or any future changes that may be implemented by us, by search engines to their algorithms and search methodologies, or by consumers in their web usage habits will not adversely impact the carrying value, estimated useful life or intended use of our long-lived assets. We will continue to monitor these changes as well as any future changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of our long-lived assets and in our assessment as to whether significant changes in circumstances might provide an indication of potential impairment of the carrying value of our long-lived assets, including our media content and goodwill arising from acquisitions. Our market capitalization was in excess of book value of our assets as of September 30, 2013. We recently experienced a significant decline in our stock price, and as of November 7, 2013, our market capitalization was less than our book value.  Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through September 30, 2013, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2013, consistent with our existing accounting policy.

A framework for the significant expansion of the number of gTLDs has been approved by ICANN, which began delegating new gTLDs in October 2013. We believe the expansion could result in an increase in the number of domains registered on our platform commencing in the first quarter of 2014. In addition, we believe that the New gTLD Program could also provide us with new revenue opportunities from our back-end infrastructure for other new gTLD registries, and from owning and operating new gTLDs commencing in the first quarter of 2014.

During the nine months ended September 30, 2013 and for the year ended December 31, 2012, we paid $0.6 million and $18.2 million, respectively, for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and or third parties in the pursuit of our ownership of certain gTLD operator rights. While there can be no assurance that we will be awarded any gTLDs, our capitalized payments made for gTLD applications that are determined to embody a probable economic benefit, are included in other long-term assets at December 31, 2012 and September 30, 2013. During the remainder of 2013 and as part of the New gTLD Program, we may receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which we expect to commence in the first quarter 2014, gTLD application fees will be reclassified as finite-lived intangible assets and amortized on a straight-line basis over their estimated useful lives. Other costs incurred by us as part of our gTLD initiative and not directly attributable to the acquisition of gTLD operator rights are expensed as incurred.

We expect to incur between $8 million and $10 million of formation expenses related to the New gTLD Program in 2013, and the total amount of our investment at the completion of the New gTLD Program could be substantially higher or lower than the amounts invested to date. Revenue is not expected to commence until the first quarter of 2014 at the earliest.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying Content & Media and Registrar services revenue we generate. In the near term, we expect that the period-over-period growth in our Content & Media revenue will be similar to the growth in our Registrar revenue, and we expect that our service costs will increase in 2013 compared to 2012 in line with revenue growth and also due to the impact of our acquisitions of Name.com, Creativebug and Society6. We believe that these factors, together with costs associated with our preparation for new gTLDs expected to become available for registration later in 2013, will constrain our operating margin growth in the short-term as we increase our investment in new business initiatives to support future growth.

Our content studio identifies and creates online text articles and videos through a community of freelance creative professionals which are core to our business strategy and long-term growth initiatives. Historically, we have made substantial investments in our platform to support our expanding community of freelance creative professionals and the growth of our content production and distribution and expect to continue to make such investments. As we develop new content formats, we may not be able to attract and retain qualified creative professionals to produce such new content at scale, which may adversely impact our ability to execute against emerging business opportunities or retain existing content creators.

For the nine months ended September 30, 2013, more than 90% of our revenue has been derived from websites and customers located in the United States. While our content is primarily targeted towards English-speaking users in the United States today, we believe that there is an opportunity in the longer term for us to create content targeted towards users outside of the United States and thereby increase our revenue generated from countries outside of the United States. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

Basis of Presentation

Revenue

Our revenue is derived from our Content & Media and Registrar service offerings.

Content & Media Revenue

We currently generate a vast majority of our Content & Media revenue through the sale of advertising, and to a lesser extent through subscriptions to our social media applications and select content and service offerings. Articles and videos, each of which we refer to as a content unit, generate revenue both directly and indirectly. Direct revenue is revenue directly attributable to a content unit, such as advertisements, including sponsored advertising links, display advertisements and in-text advertisements, on the same webpage on which the content is displayed. Indirect revenue is also derived primarily by our content library, but is not directly attributable to a specific content unit. Indirect revenue includes advertising revenue generated on our owned and operated websites’ home pages (e.g., home page of eHow), on topic category webpages (e.g., home and garden category page), on user generated article pages that feature content that was not acquired through our proprietary content acquisition process, and from subscriptions. Our revenue generating advertising arrangements, for both our owned and operated websites and our network of customer websites, include cost-per-click performance-based advertising, display advertisements where revenue is dependent upon the number of page views, and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products and services. We generate revenue from advertisements displayed alongside our content offered to consumers across a broad range of topics and categories on our owned and operated websites and on certain customer websites. Our advertising revenue also includes revenue derived from cost-per-click advertising links we place on undeveloped websites owned both by us, which we acquire and sell on a regular basis, and certain of our customers. To a lesser extent, we also generate revenue from our subscription-based offerings, which include our social media applications deployed on our network of customer websites and subscriptions to premium content or services offered on certain of our owned and operated websites. Other revenue is generated through the sale or license of media content or the sale of undeveloped websites. Revenue from the sale or perpetual license of content and sale of undeveloped websites is recognized when the content and undeveloped websites have been delivered and the contractual performance obligations have been fulfilled. Revenue from the license of content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled.

Where we enter into revenue sharing arrangements with our customers, such as those relating to our advertiser network and our undeveloped customer websites, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers as traffic acquisition costs, or TAC, which are included in service costs. In circumstances where we distribute our content on third-party websites and the customer acts as the primary obligor we recognize revenue on a net basis.

We recognize revenue from product sales upon delivery, net of estimated returns based on historical experience. Payments received in advance of delivery are included in deferred revenue in the accompanying condensed consolidated balance sheets. Revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk and we have latitude in establishing prices and selecting suppliers. Product sales and shipping revenue is recognized net of promotional discounts, rebates, and return allowances. We periodically provide incentive offers to customers to encourage purchases. Such offers may include current discount offers, such as percentage discounts off current purchases, and other similar offers.

Registrar Revenue

Our Registrar revenue is principally comprised of registration fees charged to resellers and consumers in connection with new, renewed and transferred domain name registrations. In addition, our Registrar also generates revenue from the sale of other value-added services that are designed to help our customers easily build, enhance and protect their domains, including security services, e-mail accounts and web-hosting. Finally, we generate revenue from fees related to auction services we provide to facilitate the selling of third-party owned domains. Our Registrar revenue varies based upon the number of domains registered, the rates we charge our customers and our ability to sell value-added services. We market our Registrar wholesale services under our eNom brand, and our retail registration services under Name.com brand, among others.

Operating Expenses

Operating expenses consist of service costs, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock-based compensation and depreciation expenses associated with our capital expenditures.

Service Costs

Service costs consist of fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; personnel costs related to in-house editorial, customer service and information technology; outsourced product manufacturing costs; shipping and handling; artist royalties; and certain content production costs such as our premium multi-channel video deal with YouTube in 2012 and costs associated with our paid content initiatives, such as instructional content created in connection with our acquisition of Creativebug in March 2013. We anticipate that content production costs will be a lower proportion of total service costs in 2013 than in 2012 as we completed the production of our content under the multi-channel video initiative with YouTube. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar. In the near term, we expect that the decrease in the production of video for YouTube will be offset by increases in costs associated with our investment in new business initiatives in 2013 (including our preparation for new gTLDs and the Society6 acquisition) resulting in comparable service costs compared to historical results.

 Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our Content & Media service. We currently anticipate that our sales and marketing expenses will continue to increase in the near term as a percentage of revenue as we continue to invest in marketing activities to support the growth of our business.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources, information technology organizations and facilities related expenditures, as well as third-party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the nine months ended September 30, 2013 and 2012, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. In 2013, we expect to incur higher personnel costs and professional fees related to our efforts to separate the Company into two distinct publicly traded companies. As we continue to expand our business, combined with higher general and administrative costs expected from the Proposed Business Separation, we anticipate general and administrative expenses will increase at a higher rate than our projected revenue growth in 2013 when compared to 2012.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term as we intend to increase our investment in content intangible assets as compared to the prior year, and because of the increase in identifiable intangible assets acquired in the Name.com and Creativebug acquisitions in December 2012 and March 2013, respectively. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

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

During the nine months ended September 30, 2013, we granted 4.9 million restricted stock units with a weighted average fair value of $8.23. Included in these grants are 1,161,438 of restricted stock units to certain employees after the acquisition of Society6, with a grant date fair value of $8.24 per restricted stock unit. In addition, we granted 230 thousand options with a grant date fair value of $3.82. Stock-based compensation expense is expected to increase in 2013 compared to 2012 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Interest Expense

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our term loans and revolving loan facility. As of September 30, 2013, a $50.0 million principal balance was outstanding under the term loan facility. We expect interest expense to be higher in future quarters due to higher borrowings outstanding.

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

Gain (Loss) on Other Assets, Net

Gain (loss) on other assets, net consists primarily of gains and losses from the withdrawals of our interest in certain gTLD applications. We expect our gain (loss) on other assets, net will vary depending on the outcome of the ICANN and private auction processes.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have legal presence, including the United Kingdom, the Netherlands, Canada, Ireland, the Cayman Islands and Argentina. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, capitalization and useful lives associated with our intangible assets, including our internal software and website development and content costs, income taxes, stock-based compensation and the recoverability of our goodwill and long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2012 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates since the date of our 2012 Annual Report on Form 10-K.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2012, we determined that we have three reporting units. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit's fair value is less than our carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of the reporting unit exceeds carrying value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its carrying value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Our most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2012 and indicated that the fair value of each of our three reporting units exceeded the respective reporting unit's carrying value at that time. Our market capitalization was in excess of book value of our assets as of September 30, 2013. We recently experienced a significant decline in our stock price, however, and as of November 7, 2013, our market capitalization was less than our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through September 30, 2013, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2013, consistent with our existing accounting policy.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Revenue	$96,251	$98,147	$297,937	$277,436
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets shown separately below)	52,884	46,524	149,636	132,153
Sales and marketing	10,532	11,625	36,858	33,678
Product development	11,365	10,278	33,267	30,989
General and administrative	20,603	15,705	54,600	46,854
Amortization of intangible assets	10,614	9,501	30,724	31,216
Total operating expenses	105,998	93,633	305,085	274,890
Income (loss) from operations	(9,747)	4,514	(7,148)	2,546
Interest income	3	9	16	34
Interest expense	(656)	(155)	(974)	(465)
Other income (expense), net	74	(13)	(49)	(77)
Gain on other assets, net	1,337	—	2,566	—
Income (loss) before income taxes	(8,989)	4,355	(5,589)	2,038
Income tax expense	(1,451)	(1,180)	(3,064)	(611)
Net income (loss)	(10,440)	3,175	(8,653)	1,427

(1)	Depreciation expense included in the above line items:

Service costs	$3,413	$3,587	$10,861	$10,789
Sales and marketing	89	105	295	345
Product development	201	234	662	787
General and administrative	1,403	906	3,517	2,703
Total depreciation expense	$5,106	$4,832	$15,335	$14,624

(2)	Stock-based compensation included in the above line items:

Service costs	$741	$672	$2,078	$2,141
Sales and marketing	1,148	1,400	4,477	4,521
Product development	1,667	1,396	4,102	5,169
General and administrative	3,930	4,578	10,972	12,155
Total stock-based compensation	$7,486	$8,046	$21,629	$23,986

As a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:	—	—	—	—
Service costs (exclusive of amortization of intangible assets shown separately below)	54.9%	47.4%	50.2%	47.6%
Sales and marketing	10.9%	11.8%	12.4%	12.1%
Product development	11.8%	10.5%	11.2%	11.2%
General and administrative	21.4%	16.0%	18.3%	16.9%
Amortization of intangible assets	11.0%	9.7%	10.3%	11.3%
Total operating expenses	110.1%	95.4%	102.4%	99.1%
Income (loss) from operations	(10.1)%	4.6%	(2.4)%	0.9%
Interest income	—%	—%	—%	—%
Interest expense	(0.7)%	(0.2)%	(0.3)%	(0.2)%
Other income (expense), net	0.1%	—%	—%	—%
Gain on other assets, net	1.4%	—%	0.9%	—%
Income (loss) before income taxes	(9.3)%	4.4%	(1.9)%	0.7%
Income tax expense	(1.5)%	(1.2)%	(1.0)%	(0.2)%
Net income (loss)	(10.8)%	3.2%	(2.9)%	0.5%

Revenue

Revenue by service line was as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Content & Media:
Owned and operated websites	$48,007	$45,377	6%	$149,419	$129,715	15%
Network of customer websites	10,578	18,759	(44)%	38,956	48,051	(19)%
Total Content & Media	58,585	64,136	(9)%	188,375	177,766	6%
Registrar			11%			10%
Total revenue	$96,251	$98,147	(2)%	$297,937	$277,436	7%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites increased by $2.6 million, or 6%, to $48.0 million for the three months ended September 30, 2013, as compared to $45.4 million for the same period in 2012. Excluding the Society6 acquisition, Content & Media revenue from our owned and operated websites for the three months ended September 30, 2013, decreased $3.0 million or 7%. Page views increased by 21%, to 4,074 million page views in the three months ended September 30, 2013 from 3,363 million page views in the three months ended September 30, 2012 primarily due to growth in mobile across our owned and operated websites, particularly on eHow.com, as well as growth from our international websites, offsetting declines in search engine referral traffic. RPMs decreased by 13%, to $11.78 in the three months ended September 30, 2013 from $13.49 in the three months ended September 30, 2012 primarily due to a mix shift to lower RPM page views from mobile and international, as well as declines in advertising demand. Additionally, the revenue from our portfolio of undeveloped websites increased $2.9 million to $3.6 million compared to the three months ended September 30, 2012, due primarily to lower domain sales volume in the quarter ended September 30, 2012.

Content & Media revenue from our owned and operated websites increased by $19.7 million, or 15%, to $149.4 million for the nine months ended September 30, 2013, as compared to $129.7 million for the same period in 2012. Excluding the Society6 acquisition, Content & Media revenue from our owned and operated websites for the nine months ended September 30, 2013, increased $13.8 million or 11%. Page views increased by 25%, to 12,295 million page views in the nine months ended September 30, 2013 from 9,838 million page views in the nine months ended September 30, 2012 primarily due to stronger mobile growth across our owned and operated websites, particularly on eHow.com, and from our international websites, offsetting declines in search engine referral traffic. RPMs decreased by 8%, to $12.15 in the nine months ended September 30, 2013 from $13.19 in the nine months ended September 30, 2012 primarily due to a mix shift to lower RPM page views from mobile and international, as well as declines in advertising demand. Additionally the revenue from our portfolio of undeveloped websites increased $4.8 million to $10.2 million compared to the nine months ended September 30, 2012, primarily due to a sale of a portfolio in the period ended June 30, 2013 and lower volume of domain sales in the quarter ended September 30, 2012.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended September 30, 2013 decreased by $8.2 million, or 44%, to $10.6 million, as compared to $18.8 million in the same period in 2012. The decrease was primarily due to lower revenue associated with less content delivered year-over-year under the YouTube Channels agreement as we satisfied our final content delivery requirements in the first quarter of 2013, as well as an unfavorable $1.6 million revenue adjustment from an advertising partner related to activity on certain network websites prior to the third quarter of 2013. Page views decreased by 1,841 million or 37%, to 3,124 million pages viewed in the three months ended September 30, 2013, from 4,965 million page views in the three months ended September 30, 2012. The decrease in page views was due primarily to a reduction in the number of websites we represent as part of our IndieClick network, and to a decrease in reported page views from our Pluck partners. RPMs decreased 10% to $3.39 in the three months ended September 30, 2013 from $3.78 in the three months ended September 30, 2012. The decrease in RPMs was primarily due to lower YouTube channels revenue and the unfavorable revenue adjustment mentioned above.

Content & Media revenue from our network of customer websites for the nine months ended September 30, 2013 decreased by $9.1 million, or 19%, to $39.0 million, as compared to $48.1 million in the same period in 2012. The decrease was primarily due to lower revenue associated with less content delivered year-over-year under the YouTube Channels agreement as we satisfied our final content delivery requirements in the first quarter of 2013, as well as an unfavorable $1.6 million revenue adjustment from an advertising partner related to activity on certain network websites prior to the third quarter. Page views increased by 89 million or 1%, to 14,548 million pages viewed in the nine months ended September 30, 2013, from 14,459 million page views in the nine months ended September 30, 2012. RPMs decreased 19% to $2.68 in the nine months ended September 30, 2013 from $3.32 in the nine months ended September 30, 2012. The increase in page views was due primarily to growth in page views from our IndieClick network, partially offset by a decrease in page views associated with our Pluck customer base. The decrease in RPMs was primarily due to growth in IndieClick page views, which typically average lower RPMs, and lower YouTube channels revenue and the unfavorable revenue adjustment mentioned above.

Registrar Revenue

Registrar revenue for the three months ended September 30, 2013 increased $3.7 million, or 11%, to compared to for the same period in 2012. Excluding the Name.com acquisition, registrar revenue for the three months ended September 30, 2013, increased $0.8 million or 2%. The increase was largely due to an increase in revenue per domain. The number of domains under management increased 0.9 million, or 7%, to 14.6 million during the three months ended September 30, 2013 as compared to 13.7 million in the same period in 2012 primarily due to the December 2012 acquisition of Name.com. Our average revenue per domain increased slightly by $0.50, or 5%, to $10.49 during the three months ended September 30, 2013 from $9.99 in the same period in 2012.

Registrar revenue for the nine months ended September 30, 2013 increased $9.9 million, or 10%, to $109.6 million compared to $99.7 million for the same period in 2012. Excluding the Name.com acquisition, registrar revenue for the nine months ended September 30, 2013, increased $4.2 million or 4%. The increase was largely due to an increase in average revenue per domain. The number of domains under management increased 0.9 million, or 7%, to 14.6 million during the nine months ended September 30, 2013 as compared to 13.7 million in the same period in 2012 primarily due to the December 2012 acquisition of Name.com. Our average revenue per domain increased slightly by $0.26, or 3%, to $10.34 during the nine months ended September 30, 2013 from $10.08 in the same period in 2012.

Cost and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Service costs (exclusive of amortization of intangible assets)	$52,884	$46,524	14%	$149,636	$132,153	13%
Sales and marketing	10,532	11,625	(9)%	36,858	33,678	9%
Product development	11,365	10,278	11%	33,267	30,989	7%
General and administrative	20,603	15,705	31%	54,600	46,854	17%
Amortization of intangible assets	10,614	9,501	12%	30,724	31,216	(2)%

Service Costs

Service costs for the three months ended September 30, 2013 increased by approximately $6.4 million, or 14%, to $52.9 million compared to $46.5 million in the same period in 2012. The increase was primarily due to a $3.3 million increase in domain registry fees and registrar costs associated with our growth in domain registrations and related revenue over the same period and the acquisition of Name.com in December 2012, a $1.0 million increase in personnel related costs including stock-based compensation, a $3.7 million increase in product costs due to the Society6 acquisition, a $0.6 million increase primarily driven by ad serving costs and a $0.3 million increase in information technology expense to support growth in our business. These factors were partially offset by a $1.4 million decrease in content related expenses primarily due to our YouTube Channels agreement and a $1.5 million decrease in TAC, primarily due to the advertiser network.

Service costs for the nine months ended September 30, 2013 increased by approximately $17.5 million, or 13%, to $149.6 million compared to $132.2 million in the same period in 2012. The increase was primarily due to a $9.8 million increase in domain registry fees and registrar costs associated with our growth in domain registrations and related revenue over the same period and the acquisition of Name.com in December 2012, a $3.1 million increase in personnel related costs including stock-based compensation, a $4.0 million increase in product costs due to the Society6 acquisition, a $1.4 million increase primarily driven by ad serving costs, a $0.8 million increase in information technology expense to support growth in our business and a $0.2 million increase in TAC. These factors were partially offset by a $2.2 million decrease in content related expenses primarily associated with our YouTube Channels agreement.

Sales and Marketing

Sales and marketing expenses decreased 9%, or $1.1 million, to $10.5 million for the three months ended September 30, 2013 from $11.6 million for the same period in 2012. The decrease in expense was primarily driven by decreased marketing related costs of $1.2 million, partially offset by an increase of $0.1 million in costs related to the Proposed Business Separation.

Sales and marketing expenses increased 9%, or $3.2 million, to $36.9 million for the nine months ended September 30, 2013 from $33.7 million for the same period in 2012. The increase in expense was primarily driven by increased personnel related costs, including stock-based compensation expense, of $2.3 million due to the Name.com acquisition, growth in our advertising sales teams, an increase of $0.7 million in marketing activities to support the growth of our business and an increase of $0.2 million in costs related to the Proposed Business Separation.

Product Development

Product development expenses increased by $1.1 million, or 11%, to $11.4 million during the three months ended September 30, 2013 compared to $10.3 million in the same period in 2012. The increase was largely due to an approximately $1.1 million increase in personnel and related costs, including stock-based compensation expense, net of internal costs capitalized as internal software development, partially offset by a $0.1 million decrease in outsourced consulting costs.

Product development expenses increased by 2.3 million, or 7%, to $33.3 million during the nine months ended September 30, 2013 compared to $31.0 million in the same period in 2012. The increase was largely due to a $2.2 million increase in personnel and related costs, including stock-based compensation expense, net of internal costs capitalized as internal software development.

General and Administrative

General and administrative expenses increased by $4.9 million, or 31%, to $20.6 million during the three months ended September 30, 2013 compared to $15.7 million in the same period in 2012. The increase was primarily due to a $0.9 million increase in rent expense and facilities expense as well as $2.5 million of professional fees incurred in connection with the Proposed Business Separation. The increase in rent expense was largely due to incremental rent and facilities expense associated with our new headquarters. In addition there was $0.2 million increase in information technology expense to support growth in our business, increased personnel costs of $0.2 million, and increased depreciation expense of $0.5 million due to our acquisitions in prior years.

General and administrative expenses increased by $7.7 million, or 17%, to $54.6 million during the nine months ended September 30, 2013 compared to $46.9 million in the same period in 2012. The increase was primarily due to a $3.0 million increase in rent and facilities expense and $4.0 million of professional fees incurred in connection with the acquisitions of Creativebug and Society6, and the Proposed Business Separation. The increase in rent expense was largely due to incremental rent and facilities expense associated with our new headquarters. In addition there was $0.7 million increase in information technology expense to support growth in our business, increased personnel costs of $0.5 million, and increased depreciation expense of $0.8 million due to our acquisitions in prior years.

Amortization of Intangibles

Amortization expense for the three months ended September 30, 2013 increased by $1.1 million, or 12%, to $10.6 million compared to $9.5 million in the same period in 2012. The increase is primarily due to additional amortization expense from intangible assets acquired from acquisitions in 2011, Name.com in 2012 and Society6 in 2013, as well as an increase in the amortization of content assets.

Amortization expense for the nine months ended September 30, 2013 decreased by $0.5 million, or 2%, to $30.7 million compared to $31.2 million in the same period in 2012. The reduction is primarily due to a decrease in the amortization of content assets as well as other intangible assets primarily acquired via acquisitions prior to 2010 that are now fully amortized, offset by additional amortization expense from intangible assets acquired from acquisitions in 2011, Name.com in 2012 and Society6 in 2013. Additionally, we accelerated $0.1 million of amortization expense during the nine months ended September 30, 2013 as compared to $1.8 million in 2012 as a result of removing certain media content assets from service in these periods.

Interest Income

Interest income for the three and nine months ended September 30, 2013 did not change significantly compared to the same period in 2012.

Interest Expense

Interest expense for the three and nine months ended September 30, 2013 increased $0.5 million compared to the same periods in 2012 primarily due to the increased balance outstanding under the new credit facility that was entered into during the third quarter of 2013.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2013 did not change significantly compared to the same period in 2012.

Gain on Other Assets, Net

Gain (loss) on other assets net, for the three and nine months ended September 30, 2013 was $1.3 million and $2.6 million, respectively, primarily due to the withdrawals in our interest of certain gTLD applications. There was no gain (loss) on other assets, net for the same periods in 2012.

Income Tax Benefit (Expense)

During the three months ended September 30, 2013, we recorded an income tax expense of $1.5 million compared to $1.2 million during the same period in 2012, representing an increase of $0.3 million. The increase was primarily due to an increase in the tax amortization of goodwill from recent acquisitions and its impact on our valuation allowance.

During the nine months ended September 30, 2013, we recorded an income tax expense of $3.1 million compared to an expense of $0.6 million during the same period in 2012, representing an increase of $2.5 million. The increase was primarily due to a benefit from the change in California apportionment methodology and settlement of a Swedish tax examination during the nine months ended September 30, 2012.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted EBITDA financial measure differs from GAAP net income in that it excludes certain expenses such as depreciation, amortization, stock-based compensation, as well as the financial impact of acquisition and realignment costs, the formation expenses directly related to our gTLD initiative and any gains or losses on certain asset sales or dispositions. Acquisition and realignment costs include such items, when applicable, as (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments attributable to acquisition or corporate realignment activities and (d) expenditures related to the Proposed Business Separation. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP revenue as it reflects our consolidated revenue net of our traffic acquisition costs. Adjusted EBITDA and Revenue ex-TAC are frequently used by securities analysts, investors and others as a common financial measure of our operating performance.
These non-GAAP financial measures are the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, to prepare and approve our annual budget and to develop short and long-term operational plans. Additionally, Adjusted EBITDA is the primary measure used by the compensation committee of our board of directors to establish the target for, and ultimately fund, our annual employee bonus pool for all bonus eligible employees. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers and other users of our financial statements.

Management believes these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business’ underlying recurring revenue and operating costs which is focused more closely on the current costs necessary to utilize previously acquired long-lived assets. In addition, we believe that it can be useful to exclude certain non-cash charges because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. For example, due to the long-lived nature of our media content, revenue generated from our content assets in a given period bears little relationship to the amount of our investment in content in that same period. Accordingly, we believe that content acquisition costs represent a discretionary long-term capital investment decision undertaken by management at a point in time. This investment decision is clearly distinguishable from other ongoing business activities, and its discretionary nature and long- term impact differentiate it from specific period transactions, decisions regarding day-to-day operations, and activities that would have immediate performance consequences if materially changed, deferred or terminated.

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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Non-GAAP Financial Measures:
Content & Media revenue	$58,585	$64,136	$188,375	$177,766
Registrar revenue	37,666	34,011	109,562	99,670
Less: traffic acquisition costs (TAC)(1)	(3,864)	(5,350)	(13,345)	(13,109)
Total revenue ex-TAC	$92,387	$92,797	$284,592	$264,327

Net income (loss)	$(10,440)	$3,175	$(8,653)	$1,427
Add:
Income tax expense/(benefit)	1,451	1,180	3,064	611
Interest and other expense, net	579	159	1,007	508
Gain on other assets, net(2)	(1,337)	$—	$(2,566)	$—
Depreciation and amortization	15,720	14,333	46,059	45,840
Stock-based compensation(3)	7,486	8,046	21,629	23,986
Acquisition and realignment costs(4)	2,781	20	4,233	133
gTLD expense(5)	1,883	707	5,553	1,589
Adjusted EBITDA	$18,123	$27,620	$70,326	$74,094
___________________________________

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

(2)	Comprises gain (loss) on other assets, net, which consist primarily of gains and losses from the withdrawals of our interest in certain gTLD applications.

(3)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.

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

(5)	Comprises formation expenses directly related to our gTLD initiative that did not generate revenue in 2013 and 2012.

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

Liquidity and Capital Resources

As of September 30, 2013, our principal sources of liquidity were our cash and cash equivalents in the amount of $106.5 million, our $100.0 million term loan and our $125.0 million revolving loan facility with a syndicate of commercial banks. We completed our initial public offering on January 31, 2011 and received proceeds, net of underwriting discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock.

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

In connection with our gTLD Initiative under the New gTLD Program, we incurred formation expenses of $5.6 million through September 30, 2013 and expect to incur up to $3 million to $5 million of additional formation expenses in 2013. We also made capital investments in gTLD applications of $0.6 million and $18.2 million in the nine month period ended September 30, 2013 and the year ended December 31, 2012, respectively. The net amount of investment incurred in our pursuit of gTLD operator rights in 2013 is expected to be substantially higher as the New gTLD Program progresses throughout the remainder of the year. In the nine month period ended September 30, 2013, the net gain related to the withdrawals of our interest in certain gTLD applications was $2.6 million.

Since our inception through September 30, 2013, we have also used significant cash to make strategic acquisitions to further grow our business, including the recent acquisitions of Name.com in December 2012, Creativebug in March 2013, Society6 in June 2013 and those detailed in our 2012 Annual Report on Form 10-K. We may make further acquisitions in the future.
We announced a $25.0 million stock repurchase plan on August 19, 2011, which was further increased on February 8, 2012 to $50.0 million. Under the plan, we were authorized to repurchase up to $50.0 million of its common stock from time to time in open market purchases or in negotiated transactions. During the nine months ended September 30, 2013, we repurchased 0.6 million shares at an average price of $8.65 per share for an aggregate amount of $4.8 million and approximately $19.2 million remains available under the repurchase plan at September 30, 2013. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

We entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks in August 2013. The Credit Agreement provides for a $100.0 million senior secured term loan facility (the "Term Loan Facility") and a $125.0 million senior secured revolving loan facility (the "Revolving Loan Facility"), maturing August 29, 2018. The loans under the Credit Agreement replaced the loans provided under our pre-existing revolving credit facility which had been entered into with a syndicate of commercial banks in August 2011.

The Term Loan Facility provides for (i) a $50.0 million term loan that was drawn on the closing date and (ii) a $50.0 million delayed draw term loan which may be drawn at any time after the closing date through December 31, 2013 (collectively, the “Term Loans”). The Revolving Loan Facility provides for borrowings up to $125.0 million with sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans.  At September 30, 2013, $50.0 million was outstanding under the Term Loan Facility, and the remaining $50.0 million available under the delayed draw portion of the Term Loan Facility is expected to be drawn during the fourth quarter of 2013.

In accordance with the provisions of the Credit Agreement, re-paid Term Loans cannot be re-borrowed. Beginning on December 31, 2013, the Term Loans shall be repaid in quarterly installments. The syndicate of commercial banks under the Credit Agreement has no obligation to fund any increase in the size of the facility. The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants such as a maximum total net leverage ratio and a minimum fixed charge ratio, as well as other restrictions typical for a financing of this type that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Agreement becoming immediately due and payable and termination of the outstanding commitments.

As of September 30, 2013, the Term Loans had $50.0 million balance outstanding, and $50.0 million available for borrowing, which we expect to draw during the fourth quarter of 2013. As of September 30, 2013, no principal balance was outstanding and approximately $113.6 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $11.4 million, and we were in compliance with all covenants. The new facility, which matures in August 2018, provides the Company with significant additional flexibility and liquidity to pursue its strategic objectives, including the separation of our domain name services business. The Credit Agreement permits the Proposed Business Separation subject to certain conditions, including ongoing compliance with the affirmative and negative covenants, including maintaining a minimum level of liquidity and trailing twelve month adjusted earnings before interest, taxes, depreciation and amortization expense ("Adjusted EBITDA") above specified thresholds.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies.

We expect that our existing cash and cash equivalents, the Term Loans, Revolving Loan Facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions. We currently have an effective shelf registration statement on file with the SEC which we may use to offer and sell debt or equity securities with an aggregate offering price not to exceed $100.0 million.

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$66,428	$64,946
Net cash used in investing activities	$(106,310)	$(41,352)
Net cash provided by financing activities	$43,541	$3,305

Cash Flow from Operating Activities

Nine months ended September 30, 2013

Net cash inflows from our operating activities was $66.4 million. Our net loss during the period was $8.7 million, which included non-cash charges of $70.5 million for depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, driven by a $21.3 million increase resulting from changes in accounts payable, deferred revenue and accounts receivable, offset by changes in deferred registrations costs, accrued expenses, other long term assets and other current liabilities, totaling $13.1 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service during the period, while the decrease in our accounts receivable was primarily due to timing of collections.

Nine months ended September 30, 2012

Net cash inflows from our operating activities of $64.9 million primarily resulted from improved operating performance. Our net income during the period was $1.4 million, which included non-cash charges of $70.4 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, with a positive contribution of $9.9 million from movements in deferred revenue and accounts payable, offset by changes in accounts receivable, prepaid expenses and other assets, and deferred registrations costs, totaling $18.1 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service during the period, while the increase in our accounts receivable was primarily due to revenue growth including brand advertisers which typically have a longer collection cycle.

Cash Flow from Investing Activities

Nine months ended September 30, 2013 and 2012

Net cash used in investing activities was $106.3 million and $41.4 million during the nine months ended September 30, 2013 and 2012, respectively. Cash used in investing activities during the nine months ended September 30, 2013 and 2012 included investments in our intangible assets of $13.3 million and $8.6 million, respectively and investments in our property and equipment, which included internally developed software, of $22.8 million and $12.4 million, respectively. The increase in property and equipment is primarily due to the build-out of our corporate headquarters. Cash inflows from proceeds from the withdrawals of our interest of certain gTLD applications were $2.9 million for the nine months ended September 30, 2013.

Net cash outflows from business acquisitions were $73.2 million and $1.3 million during the nine months ended September 30, 2013 and 2012, respectively.

Cash Flow from Financing Activities

Nine months ended September 30, 2013 and 2012

Net cash provided by financing activities was $43.5 million and $3.3 million during the nine months ended September 30, 2013 and 2012, respectively. The increase in cash provided by financing activities during the nine months ended September 30, 2013 and 2012 was primarily driven by $50 million of borrowing under the new credit facility which was entered into in August 2013, partially offset by the debt issuance costs of $1.9 million. In addition during the nine months ended September 30, 2013 and 2012 there were proceeds from exercise of stock options and contributions to our ESPP of $4.5 million and $11.0 million, respectively. This was offset by the repurchase of common stock of $4.8 million and $4.0 million, respectively, and payments of withholding tax on net settlement of certain employee stock-based awards of $3.7 million and $3.3 million, respectively.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period-to-period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any off balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2013 and 2012, we used $22.8 million and $12.4 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. The increase in property and equipment is primarily due to the build-out of our corporate headquarters. We currently anticipate making capital expenditures of between $3.0 million and $5.0 million during the remainder of the year ending December 31, 2013.

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation, and concentration of credit risk. To reduce and manage these risks, we assess the financial condition of our large advertising network providers, large direct advertisers and their agencies, large Registrar resellers and other large customers when we enter into or amend agreements with them and limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, are readily convertible into cash and mature within three months from the date of purchase.

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

Concentrations of Credit Risk

As of September 30, 2013, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	September 30, 2013	December 31, 2012
Google, Inc.	24%	26%

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

In connection with a subrogation and reimbursement claim made by one of our insurance carriers in respect to payments previously made to us under an insurance policy, we agreed in principle to settle the matter for $1.85 million in October 2013.  The parties are currently negotiating the non-financial terms of the final settlement agreement.

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the nine months ended September 30, 2013 and 2012, we derived approximately 36% and 38%, respectively, of our total revenue from our various advertising and content arrangements with Google. We use Google for cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and receive a portion of the revenue generated by advertisements provided by Google on those websites. We have entered into agreements with Google related to (i) advertising for our developed websites, such as eHow, and our undeveloped websites, (ii) our use of Google's DoubleClick ad-serving platform to deliver advertisements to our developed websites and (iii) a revenue-sharing arrangement with respect to revenue generated by our content posted on Google's YouTube. Each such agreement expires in the third quarter of 2014. Google, however, has termination rights in these agreements with us, including the right to terminate before the expiration of the terms upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google, in particular the cost-per-click agreement for our developed websites, are terminated, we may not be able to enter into agreements with alternative third-party advertisement providers or ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and any extension or renewal after the initial term of such agreements on terms and conditions less favorable to us, would have a material adverse effect on our business, financial condition and results of operations.

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

Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow and Livestrong.com, and our network of customer websites. During 2013, we have experienced several negative changes in Google referrals that, in the aggregate, are larger in magnitude than those that we have previously experienced. These changes have resulted in substantial declines to traffic to our owned and operated websites. Other search engines may deploy similar changes. These changes, as well as any potential future changes, may result in material fluctuations in our financial performance.

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

We regularly evaluate and strive to continuously improve our websites, content library and content creation and distribution platform in an effort to improve user experience and engagement. Such improvements include redesigning our websites, refining our content library through select removals and additions, establishing more stringent criteria for the admission of content creators, adding processes to ensure that each additional unit of content published is unique in relation to existing content units, creating new content formats designed to further diversify our content offering, and integrating commerce products and services with our content experience. During 2011 and 2012, and in response to changes in search engine algorithms in 2011, the Company performed an evaluation of its existing content library to identify potential improvements in its content creation and distribution platform. As a result of this evaluation, the Company elected to remove certain content assets from service, resulting in $5.9 million of accelerated amortization expense in the fourth quarter of 2011 and $2.1 million of accelerated amortization expense during 2012.

As we made these improvements to our content creation and distribution platform, we significantly reduced the level of our overall investment in media content in 2012 when compared to our content investment in 2011. Based on our assessment of the results of these improvements, we began to increase our investment in media content over the course of 2012. We anticipate making increased media content expenditures in 2013 compared to 2012, primarily in content published on our network of customer websites and the creation of new content formats, including subscription and other forms of paid content, designed to further diversify our content offerings. The continued creation of media content through our creation and distribution platform is critical to the long-term growth of traffic to our owned and operated websites as well as our network of customer websites. There can be no assurance that these changes or any future changes, including the planned increase in content production to our network of customer websites and the creation of new content formats, will be successfully implemented. If we are unsuccessful in increasing the production of content that successfully attracts traffic, our traffic and revenue growth could be adversely impacted.

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

We depend in part on various Internet search engines, such as Google, Bing, Yahoo!, and other search engines to direct a significant amount of traffic to our owned and operated websites. For the nine months ended September 30, 2013, we believe that a majority of the page view traffic directed to our owned and operated websites came directly from these Internet search engines (and a majority of the traffic from search engines came from Google), based on our internal data. Our ability to maintain the number of visitors directed to our owned and operated websites and to our customers' websites through which we distribute our content by search engines is not entirely within our control. Some of our owned and operated websites and our customers' websites have experienced fluctuations in search result rankings and we cannot provide assurance that similar fluctuations may not continue to occur in the future.

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

Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow and Livestrong.com, and our network of customer websites. During 2013, we have experienced several negative changes in Google referrals that, in the aggregate, are larger in magnitude than those that we have previously experienced. These changes have resulted in substantial declines to traffic to our owned and operated websites. Other search engines may deploy similar changes. These changes, as well as any potential future changes, may result in material fluctuations in our financial performance.

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

We base our capital allocation decisions primarily on our analysis of the predicted internal rate of return on content. If the estimates and assumptions we use in calculating internal rate of return on content are inaccurate, our capital may be inefficiently allocated. If we fail to efficiently allocate our capital, our growth rate and financial results will be adversely affected.

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

We use more estimates and assumptions to calculate the internal rate of return on video content because our systems and processes to collect historical data on video content are less robust. As a result, our data on video content may be less reliable. If our estimates and calculations do not accurately reflect the costs or revenue associated with our content, the actual internal rate of return of a cohort may be more or less than our estimated internal rate of return for such cohort. In such an event, we may inefficiently allocate capital and our growth, revenue, financial condition and results of operations could be negatively impacted.

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

For the nine months ended September 30, 2013 and 2012, we generated 52% and 53%, respectively of our revenue from advertising. One component of our platform that we use to generate advertiser interest in our content is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising.

We rely on third-party ad-providers, such as Google, to provide advertisements on our owned and operated websites and on our network of customer websites. Even if our content is effectively matched with such ad content, we cannot assure that our current advertisers will fulfill their obligations under their existing contracts, continue to provide advertisements beyond the terms of their existing contracts or enter into any additional contracts. If any of our advertisers, but in particular Google, decided not to continue advertising on our owned and operated websites and on our network of customer websites, we could experience a rapid decline in our revenue over a relatively short period of time.

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

For the nine months ended September 30, 2013 and 2012, we generated approximately 31% of our revenue from eHow. No other individual Content & Media site was responsible for more than 10% of our revenue in these periods. eHow depends on various Internet search engines to direct traffic to the site. For the nine months ended September 30, 2013, we estimate that approximately half of eHow's traffic came from Google searches. The traffic directed to eHow and in turn the performance of the content created for and distributed on eHow may be adversely impacted by a number of factors related to Internet search engines, including the following: any further changes in search engine algorithms or methodologies similar to those previously implemented by Google, some of which had a negative effect on search referral traffic to eHow and caused a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, we have already produced a significant amount of content that is housed on eHow and it has become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A material adverse effect on eHow could result in a material adverse effect to the Company and its business, financial condition, and results of operations.

Poor perception of our brands, business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our owned and operated websites and our network of customer websites and providing leads and clicks to our advertisers and customers, which depends in part on our reputation within the industry and with our customers. Because our business is transforming traditional content creation models and is therefore not easily understood by casual observers, our brands, business and reputation are vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even though baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. While disruptive businesses are often criticized early on in their life cycles, we believe we are more frequently targeted than most because of the nature of the business we are disrupting, namely the traditional print and publication media as well as popular Internet publishing methods such as blogging. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and freelance creative professionals who create a majority of our content, which would materially adversely affect our results of operations, financial condition and business. Furthermore, certain of our owned and operated websites, such as Livestrong.com and eHow, as well as some of the content we produce for our network of customer websites, are associated with high-profile experts to enhance the websites' brand recognition and credibility. In addition, any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have an adverse effect on our business. For example Livestrong.com is a licensed trademark from the Livestrong Foundation, which is the charitable foundation created by Lance Armstrong to promote cancer awareness and healthy lifestyles. While recent negative publicity surrounding Lance Armstrong has not had a material impact on the performance of Livestrong.com to date, there can be no assurance that these events will not have a material adverse effect on its traffic and monetization in the future.

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

We are dependent upon the quality of traffic in our network to provide value to online advertisers. Any failure in our quality control could have a material adverse effect on the value of our network of customer websites to our third-party advertisement distribution providers and online advertisers and thereby adversely affect our revenue.

We use technology and processes to monitor the quality of, and to identify any anomalous metrics associated with, the Internet traffic that we deliver to online advertisers and our network of customer websites. These metrics may be indicative of low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that is deemed to be invalid by online advertisers, will be delivered to such online advertisers. As a result, we may be required to credit future amounts owed to us by our advertising partners or repay them for amounts previously received if such future amounts are insufficient. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with third-party advertisement distribution providers and online advertisers, and could adversely affect our revenue.

The expansion of our owned and operated websites into new areas of consumer interest, products, services and technologies, such as our recently launched or acquired commerce initiatives, subjects us to additional business, legal, financial and competitive risks.

An important element of our business strategy is to grow our network of owned and operated websites to cover new areas of consumer interest, expand into new business lines, including our commerce initiatives, and develop additional services, products and technologies. In directing our focus into new areas, including our recently launched and acquired commerce initiatives, we face numerous risks and challenges, including increased capital requirements, long development cycles, new competitors and the requirement to develop new strategic relationships. We cannot assure you that our strategy will result in increased net revenue or net income. Furthermore, growth into new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. We also have limited experience in developing and operating these new business lines, particularly our commerce initiatives, and we may not be successful in implementing or scaling these business lines as currently contemplated. If we cannot generate revenue as a result of our expansion into new areas that are greater than the cost of such expansion, our operating results could be harmed.

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
The success of our commerce initiatives is dependent upon a number of factors, including:

•
seasonality of our revenue associated with our print-on-demand products and craft e-learning videos, including increased sales activity during the holiday season, and our ability to manage such seasonality;

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

Risks Relating to our Registrar Service Offering

We have applied to become a registry operator for new gTLDs pursuant to ICANN's application submission and approval process. We may not be successful in acquiring the right to operate some or all of the new gTLDs for which we have applied, and therefore may not be able to grow our business as rapidly as we have planned and may lose some or all of our investments under the New gTLD Program.

We have applied through ICANN’s New gTLD Program to operate registries for a number of new gTLDs on a stand-alone basis, and may acquire rights in an additional number of gTLDs based on our strategic relationship with Donuts Inc. (“Donuts”), a third-party new gTLD applicant. In 2013 and 2012, we invested $0.6 million and $18.2 million, respectively, in applications for gTLD operating rights, and we may choose to invest significant additional funds in this new, complex and untested process. There are multiple steps in the ICANN approval process. There can be no assurances that we or Donuts will be delegated a sufficient number of new gTLDs, in each case, to justify our investment in the back-end infrastructure necessary to operate a registry.

We are in competition with other third-party applicants for many of the new gTLDs for which we have applied or in which we have rights. When more than one party applies for a gTLD, the parties are typically required to enter into negotiations or participate in an auction to win the registry rights. We may be outbid or otherwise unsuccessful in acquiring gTLDs in these negotiations or auctions. In addition, other applicants and third parties have filed objections against several of our gTLD applications. The arbitration panels that ICANN has established to resolve these objections are unpredictable and have ruled against certain of our applications. If we lose an objection, we will either lose the right to the application for the gTLD registry or be forced into private negotiations or auctions. We could also face lawsuits or other opposition to our gTLD applications or any award of gTLD operator rights.

If we are unsuccessful in being delegated an adequate number of new gTLDs, we may have a lower than expected return on our investment, and our future growth, financial condition and results of operations would be adversely affected.

We have no experience operating a gTLD registry or providing back-end infrastructure services to new or existing registries. If we are unsuccessful in operating a gTLD registry or providing back-end infrastructure services, our business, future growth, financial condition and results of operations would be adversely affected.

In addition to pursuing the right to operate our own gTLD registries, a subsidiary of ours has been selected to provide technical back-end infrastructure services for any new gTLD operator rights acquired by Donuts (collectively, our “gTLD Initiative”). We currently have no operating experience providing technical back-end infrastructure services to any registries or as an owner and operator of domain name registries for gTLD strings. We may not be successful in implementing the businesses associated with our gTLD Initiative. If we are unsuccessful in implementing our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative and the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment. The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our future growth, financial condition and results of operations.

We expect to face significant competition to our registry services business and we may not be able to develop or maintain significant market share.

There are currently over 20 gTLD registries and over 290 ccTLD registries. We expect to face competition in the domain name registry space from other established and more experienced operators in these service offerings, including existing gTLD and ccTLD registries, as well as new entrants into the domain name industry, some of whom have greater financial, marketing and other resources. In particular, we expect to face direct competition with other new gTLD registries offering gTLDs in similar verticals to our offerings.

Other registries with more experience or with greater resources than us, for example, may launch marketing campaigns for new or existing TLDs, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials. In addition, such registries could offer aggressive price discounts on the gTLDs they offer or bundle gTLDs as a loss leader with other services. If we are unable to provide similar or better marketing and pricing initiatives, or are otherwise unable to successfully compete with existing and new registries, we may not be able to develop, maintain and grow significant market share for our new gTLD offerings, and our business, financial condition and results of operations would be adversely affected.

We face significant competition to our Registrar service offering, which we expect will continue to intensify. We may not be able to maintain or improve our competitive position or market share.

We face significant competition from existing registrars and from new registrars that continue to enter the market. ICANN currently has approximately 1,000 registrars to register domain names in one or more of the gTLDs that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market of competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have already entered the market, may make it difficult for us to maintain our current market share.

The New gTLD Program could substantially change the domain name industry in unexpected ways. In October 2013, our subsidiaries, eNom and Name.com were awarded the contracts necessary to participate as registrars in the New gTLD Program. If we do not properly manage our response to the change in business environment, it could adversely impact our competitive position or market share.

The market for domain name registration and other related value-added web-based services is highly competitive and rapidly evolving. We expect competition to increase from existing competitors as well as from new market entrants. These competitors include, among others, domain name registrars, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies, and include companies such as GoDaddy, Web.com, Microsoft and Yahoo!. Some of these competitors have traditionally offered more robust value-added services than we have, and some have greater resources, more brand recognition and consumer awareness, greater international scope and larger bases of existing customers than we do. As a result, we may not be able to compete successfully against them in future periods.

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

Our success depends in large part on our customers' renewals of their domain name registrations. Registrar service revenue, which is closely tied to domain name registrations, represented approximately 37% and 36% of total revenue in the nine months ended September 30, 2013 and 2012, respectively. Our customer renewal rate for expiring domain name registrations was approximately 69% and 73% in the nine months ended September 30, 2013 and 2012, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, thereby further potentially impacting our revenue and profitability, driving up our customer acquisition costs and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, revenue, financial condition and results of operations.

Regulation could reduce the value of Internet domain names or negatively impact the Internet domain name acquisition process, which could significantly impair the value attributable to our acquisitions of Internet domain names.

The acquisition of expiring domain names for development, advertising, sale or other uses, involves the registration of thousands of domain names, both with registries in the United States and internationally. We have and intend to continue to acquire previously registered domain names that have expired and that, following the period of permitted redemption by their prior owners, have been made available for registration. The acquisition of domain names generally is governed by regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously registered domain names or modify the requirements for holding domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as we currently do. A failure to acquire or maintain such domain names could adversely affect our business, revenue, financial condition and results of operations.

We could face liability, or our corporate image might be impaired, as a result of the activities of our customers or the content of their websites.

Our role as a registry and as a registrar of domain names and a provider of website hosting and other value-added services may subject us to potential liability for illegal activities by domain name registrants on their websites. For example, eNom has been named in lawsuits in which a customer registered a domain name through eNom and published content that was allegedly defamatory to another business whose name is similar to the domain name. Other allegations of liability have been made based on domain name registrants’ alleged violations of copyrights or trademarks of third parties. In each of these cases, plaintiffs may argue that we are responsible because we benefited from or participated in the infringing conduct. In addition, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add costs to our doing business and may divert management’s time and attention.

We provide an automated service that enables a user to register a domain name and publish content on a website on that domain name. Our registrars do not monitor or review, nor do our registrar agreements with ICANN require that we monitor or review, the appropriateness of the domain names registered by domain name registrants or the content of registrant websites, and we have no control over the activities in which our domain name registrants engage. While we have policies in place to terminate domain name registrations or to take other appropriate action if presented with a court order, governmental injunction or evidence of illegal conduct from law enforcement or a trusted industry partner, we have in the past been publicly criticized for not being more proactive in certain areas such as policing online pharmacies acting in violation of U.S. law by consumer watchdogs and we may encounter similar criticism in the future. This criticism could harm our reputation. Conversely, were we to terminate a domain name registration in the absence of legal compulsion or clear evidence of illegal conduct from a legitimate source, we could be criticized for prematurely and improperly terminating a domain name registered by a customer. In addition, despite the policies we have in place to terminate domain name registrations or to take other appropriate actions, customers could nonetheless engage in prohibited activities.

Finally, existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

We may face liability or become involved in disputes over registration of domain names and control over websites.

As a domain name registrar, we regularly become involved in disputes over registration of domain names and we may become involved in similar disputes with our registry services business. Most of these disputes arise as a result of a third party registering a domain name that is identical or similar to another party's trademark or the name of a living person. These disputes are typically resolved through the Uniform Domain-Name Dispute-Resolution Policy (the “UDRP”), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act (the “ACPA”), or under general theories of trademark infringement or dilution. Therefore, we may face an increased volume of domain name registration disputes in the future as the overall number of registered domain names increases.

Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of “domain name hijacking,” including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of a Secured Socket Layer certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

We may experience unforeseen liabilities in connection with our acquisition of Internet domain names or arising out of domain names included in our portfolio of domain names that are monetized via advertising, which could negatively impact our financial results.

Certain of our acquisitions involve the acquisition of a large portfolio of previously registered domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third-party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired domain names under the UDRP or actions under the ACPA. The potential violation of third-party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

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

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and negatively impact our business.

ICANN is a private sector, not-for-profit corporation formed in 1998 by the U.S. Department of Commerce for the express purposes of overseeing a number of Internet related tasks previously performed directly on behalf of the U.S. government, including managing the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the U.S. government, including managing the domain name registration system. For example, the U.S. Congress has held hearings to evaluate ICANN's selection process for new TLDs. In addition, ICANN faces significant questions regarding its efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors. We continue to face the risks that:

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

•
the terms of the Registrar Accreditation Agreement (the “RAA”), under which we are accredited as a registrar, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN preventing us from operating our Registrar service, or ICANN could adopt unilateral changes to the RAA that are unfavorable to us, that are inconsistent with our current or future plans, or that affect our competitive position;

•
international regulatory or governing bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy;

•	ICANN or any third-party registries may implement policy changes that would impact our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;

•	foreign constituents may succeed in their efforts to have domain name registration removed from a U.S. based entity and placed in the hands of an international cooperative;

•
legal, regulatory and other challenges could be brought, including challenges to the agreements governing our relationship with the U.S. Department of Commerce or ICANN, or to the legal authority underlying the roles and actions of the U.S. Department of Commerce, ICANN or us;

•
the U.S. Congress or other legislative bodies in the U.S. could take action that is unfavorable to us or that influences customers to move their business from our services to those located outside the U.S.;

•	ICANN could fail to main its role, potentially resulting in instability in Domain Name System (the “DNS”) services administration; and

•
Some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. government and registries relating to the DNS. The Affirmation of Commitments established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to our business.

If any of these events occur, they could create instability in the domain name registration system and may make it difficult for us to introduce new services in our registrar and registry services business. These events could also disrupt or suspend portions of our domain name registration solution and subject us to additional restrictions on how the registrar and registry services business are conducted, which would result in reduced revenue.

The relevant domain name registry and the ICANN regulatory body impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .net, presently charges a $5.62 fee for each .net registration following a recent price increase from $5.11 effective July 1, 2013, and has announced an increase to $6.18 effective February 1, 2014, and ICANN currently charges a $0.75 fee for each .net domain name registered in the gTLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. Per the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on July 1, 2011, VeriSign will continue as the exclusive registry for the .net gTLD through June 30, 2017. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2012 which shall not exceed the highest price charged during the preceding year, multiplied by 1.10. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs for which we do not act as a registry either must be included in the prices we charge to our service providers, imposed as a surcharge, or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

As the number of available domain names with commercial value diminishes over time, our domain name registration revenue and our overall business could be adversely impacted.

As the number of domain registrations increases and the number of available domain names with commercial value in existing TLDs diminishes over time, and if it is perceived that the more desirable domain names are generally unavailable (and new gTLDs are not seen as a viable alternative), fewer Internet users might register domain names with us. If this occurs, it could have an adverse effect on our domain name registration revenue and our overall business.

Risks Relating to our Company

We have a history of operating losses and may not be able to operate profitably or sustain positive cash flow in future periods.

We were founded in 2006 and have a limited operating history. We had a net loss in every year from inception until the year ended December 31, 2012 when we generated net income. As of September 30, 2013 we had an accumulated deficit of approximately $73.2 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. Our inability to generate net income and sufficient positive cash flows would materially and adversely affect our business, revenue, financial condition and results of operations.

A substantial portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to impairment should our market capitalization remain substantially below the book value of our shareholders' equity or our actual or expected results of operations fall sufficiently below our forecasts. If our intangible assets, including goodwill, become impaired we may be required to record a significant non-cash charge to earnings which would have a material adverse effect on our results of operations.

We carry a substantial amount of goodwill and intangible assets on our balance sheet from our acquisitions over the past several years and the creation of long-lived media content published on our owned and operated websites and the websites of our customers. We assess potential impairments to our goodwill and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value of such assets or intangibles may not be recoverable. For example, a significant and sustained decline in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows in future periods from our long-lived media content or the businesses that we have acquired may result in us having to take a non-cash impairment charge against certain of our intangible assets, including goodwill. As of November 7, 2013, our market capitalization was less than the net book value of our assets. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Any such impairment charge could have a material adverse effect on our results of operations and financial condition.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. In particular, our operating expenses are fixed and variable and, to the extent variable, less flexible to manage period-to-period, especially in the short-

term. For example, our ability to manage our expenses in the near term period-to-period is affected by our sales and marketing expenses to refer traffic to or promote our owned and operated websites, generally a variable expense which can be managed based on operating performance in the near term. This expense has historically represented a relatively small percentage of our operating expenses. In addition, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

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

Our revenue increased rapidly in each of the fiscal years ended December 31, 2008 through December 31, 2012. Our recent revenue growth has been substantially lower and we may not be able to return to historic growth rates in future periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our future growth fails to meet investor or analyst expectations, it could have a materially negative effect on our stock price. If our growth rate continues to decline significantly, it would adversely affect our business, financial condition and results of operations.

If we do not effectively manage our growth, our operating performance will suffer and we may lose consumers, advertisers, customers and freelance creative professionals.

We have experienced rapid growth in our operations since our founding in 2006, and we may experience continued growth in our business, both through internal growth and potential acquisitions. For example, our employee headcount grew from approximately 500 to over 800 from December 31, 2009 to September 30, 2013. This overall growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth may make it more difficult for us to accomplish the following:

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
We derive a significant portion of our revenue from the sale of advertising on the Internet, which is an evolving industry that has undergone rapid and dramatic changes in industry standards, consumer and customer demands and advertising trends. In addition, our business model is also evolving and is distinct from many other companies in our industry, and it may not lead to long-term growth or success. For example, the ways in which online advertisements are delivered are rapidly changing and an increasing percentage of advertisements is being delivered through social media websites and platforms as opposed to traditional portals or content websites. If advertisers determine that their yields on such social media sites significantly outstrip their return on other types of websites, such as our owned and operated websites, our business and operating results could be adversely impacted. We need to continually evolve our services and the way we deliver them in order to keep up with such changes to remain relevant to our customers, and we may not be able to do so quickly, cost-effectively or at all.

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

When a user visits our websites or certain pages of our customers' websites, we use technologies, including “cookies,” to collect information related to the user, such as the user's Internet Protocol, or IP, address, demographic information, and history of the user's interactions with content or advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the user. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites that set forth our policies and practices related to the collection and use of consumer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenue.

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
We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled managerial, sales, technical, engineering and finance personnel. In October 2013, our Chairman and Chief Executive Officer resigned and we have appointed an Interim President and Chief Executive Officer while our board of directors conducts a search for a permanent Chief Executive Officer. During our search for a new Chief Executive

Officer, it is important that we retain key personnel. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, including the Chief Executive Officer position, our business could be adversely affected.
In addition, we do not maintain “key person” life insurance policies for any of our executive officers. Qualified individuals, including engineers, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we are unable to attract and retain our executive officers and key employees, our business, operating results and financial condition will be harmed.
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
Our credit facility with a syndicate of commercial banks contains financial covenants that require, among other things, that we maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. In addition, our credit facility contains covenants restricting our ability to, among other things:

•	incur additional debt or incur or permit to exist certain liens;

•	pay dividends, make other distributions or payments on capital stock or repurchase our common stock;

•	make investments and acquisitions;

•	enter into transactions with affiliates; and

•	transfer or sell our assets.
These covenants could adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default and acceleration of our indebtedness. Furthermore, if the syndicate of commercial banks is unwilling to waive certain covenants, we may be forced to amend our revolving or replace credit facility on terms less favorable than current terms or enter into new financing arrangements. As of September 30, 2013, the Term Loans had $50.0 million balance outstanding, and $50.0 million available for borrowing, which we expect to draw during the fourth quarter 2013. As of September 30, 2013, no principal balance was outstanding and approximately $113.6 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $11.4 million.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $4.78 to $24.57 through November 7, 2013. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of November 7, 2013, we had 90,077,535 shares of common stock outstanding.

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

In addition, as of September 30, 2013 we have registered approximately 44 million shares reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan will be available for immediate resale in the United States in the open market.

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

In February 2013, we announced our intention to pursue the Proposed Business Separation. The Proposed Business Separation could be delayed or negatively impacted by unanticipated developments, including, without limitation, the incurrence of additional expenses related to completing the Proposed Business Separation, delays in filing and effectiveness of appropriate filings with the SEC, obtaining favorable tax rulings and/or opinions regarding the tax-free nature of the transaction, receipt of regulatory approvals, completing further due diligence as appropriate and changes in market conditions. In addition, consummation of the Proposed Business Separation will require final approval from our board of directors. Therefore, we cannot assure that we will be able to complete the Proposed Business Separation on the terms or on the timeline that we announced, if at all.

The Proposed Business Separation may require significant time and attention of our management, may not achieve the intended results, and may present difficulties that could have an adverse effect on us.

In order to position ourselves for the Proposed Business Separation, we are actively considering and pursuing strategic, structural and process actions and initiatives for both businesses. These actions could lead to disruption of our ongoing operations, loss of, or our inability to recruit, key personnel needed to operate and grow our businesses and complete the Proposed Business Separation, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and suppliers, among other things. We believe the execution of the Proposed Business Separation will likely entail significant operating expenses consisting primarily of legal, accounting and advisory fees. Execution of the Proposed Business Separation will require significant time and attention from management, which may distract management from the operation of our business and the execution of other initiatives. Our employees may also be distracted due to uncertainty about their future roles with us pending the completion of the Proposed Business Separation. Although the Proposed Business Separation is intended to be a tax-free pro rata distribution to our stockholders, these types of transactions are complex and there are no assurances that there will not be adverse tax liabilities in connection therewith. Further, if the Proposed Business Separation is completed, the transaction may not achieve the intended results. Any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

If completed, the Proposed Business Separation will leave two smaller, less diversified companies. Once separated, these distinct companies may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. In addition, the diversification of revenue, costs, and cash flows will diminish. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.

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

Repurchases of our Common Stock

We did not repurchase any of our common stock during the quarter ended September 30, 2013.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

None.

Item 6.        EXHIBITS

Exhibit No	Description of Exhibit
10.1
Credit Agreement, dated as of August 29, 2013, by and among the Company, the Lenders party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, U.S. Bank National Association, as Syndication Agent, Silicon Valley Bank and U.S. Bank National Association, as Joint Arrangers and Joint Bookrunners, and Silicon Valley Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2013).

10.2
Guarantee and Collateral Agreement, dated as of August 29, 2013, made by the Company and the other Grantors party thereto in favor of Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2013).

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

DEMAND MEDIA, INC.

By:	/s/ Shawn Colo
Name:	Shawn Colo
Title:	Interim President and Chief Executive Officer

By:	/s/ Mel Tang
Name:	Mel Tang
Title:	Chief Financial Officer

Date:  November 12, 2013

Exhibit Index

Exhibit No	Description of Exhibit
10.1
Credit Agreement, dated as of August 29, 2013, by and among the Company, the Lenders party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, U.S. Bank National Association, as Syndication Agent, Silicon Valley Bank and U.S. Bank National Association, as Joint Arrangers and Joint Bookrunners, and Silicon Valley Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2013).

10.2
Guarantee and Collateral Agreement, dated as of August 29, 2013, made by the Company and the other Grantors party thereto in favor of Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2013).

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