Form 10-K
period 2013-12-31
DEMAND MEDIA INC.
filed 2014-03-17
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-35048

DEMAND MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4731239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1655 26th Street Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

(310) 394-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 28, 2013, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $237.3 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of March 7, 2014, there were 91,007,038 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DEMAND MEDIA, INC.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. under the heading entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Annual Report on Form 10-K, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (the “SEC”) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Item 1.	Business

As used herein, “Demand Media,” “the Company,” “our,” “we,” or “us” and similar terms include Demand Media, Inc. and its subsidiaries, unless the context indicates otherwise.

“Demand Media” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

Overview

Demand Media is a diversified digital content & media and domain name services company. We have developed a leading Internet-based model for the professional creation and distribution of high-quality content, and we have recently expanded our commerce-based products and services. We are also a leader in the domain name industry, with a complete suite of products and services that our customers utilize as the foundation to build their online presence. We operate the world's largest wholesale Internet domain name registrar and the world's second largest registrar overall based on the number of domain names under management, and we have recently started serving as a domain name registry and providing back-end registry services to a third-party domain name registry.

Our business is comprised of two service offerings: Content & Media and Domain Name Services.

•

Content & Media: Our content & media service offering includes an online content creation studio with a large community of freelance creative professionals, a portfolio of leading owned and operated websites, and a digital artist marketplace and e-commerce platform. Our differentiated approach to content creation is driven by consumers' desire to find specific information across the Internet. By listening to consumers and the signals that they send, we create and deliver content that fulfills their needs. We deploy our proprietary content & media platform to our owned and operated websites, such as eHow.com, Livestrong.com and Cracked.com, and to websites operated by our customers. We also leverage our content creation studio for third-party brands, publishers and advertisers as part of our content solutions service offering. As a complement to our traditional content offerings, we have recently integrated certain e-commerce and paid content offerings. In June 2013, we acquired Society6, LLC (“Society6”), a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints, phone cases, t-shirts and other products. We also offer certain on-demand services for purchase on an a la carte or subscription basis, such as eHow Now, a platform where customers connect directly with experts to receive advice and guidance.

•

Domain Name Services: We are a leading provider of domain name services that enable businesses and consumers to find, establish and maintain their digital address—the starting point for connecting with their online audience. Our registrar service offering provides domain name registration and various related services to our customers. We own and operate the world's largest wholesale Internet domain name registrar and the world's second largest registrar overall, with approximately 15 million total domain names under management as of December 31, 2013. We are also positioned to become a leading domain name registry through our participation in a new program to expand the total number of domain name suffixes, also known as generic Top Level Domains (“gTLDs”), and we launched our first seven gTLDs into the marketplace in the first quarter of 2014. The combination of our existing registrar business and our new registry business will make us one of the largest providers of end-to-end domain name services in the world.

Our content & media service offering generates revenue primarily through the sale of advertising, both on our owned and operated websites and on our customers’ websites. We also generate revenue from the sale or license of content we create for our customers and from the sale of select products and services offered through our commerce sites. Our domain name services currently generate revenue primarily through domain name registration subscriptions and related value added services. Information about our revenue by service offering is set forth in Note 16 of our Notes to Consolidated Financial Statements included in Part III, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Proposed Business Separation

Our wholly owned subsidiary, Rightside Group, Ltd. (“Rightside”), filed a Registration Statement on Form 10 with the SEC in January 2014, which Rightside amended in February 2014, in connection with the planned separation of the Company into two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Proposed Business Separation”). Upon completion of the Proposed Business Separation, Rightside will operate the domain name services business, while we will continue to own and operate our content and media business. The Proposed Business Separation is being structured as a pro rata distribution of Rightside shares to holders of our common stock (the “Distribution”). We expect that the Proposed Business Separation will be tax-free to us and our stockholders for U.S. federal income tax purposes (except for any cash received in lieu of fractional shares). Consummation of the Proposed Business

Separation is subject to final approval by our board of directors which may, in its absolute and sole discretion, decide at any time prior to the Distribution not to proceed with the Proposed Business Separation or to change any of the terms related to the Proposed Business Separation or the Distribution. Consummation of the Proposed Business Separation is also subject to the satisfaction of several conditions, including receipt of a private letter ruling from the Internal Revenue Service (“IRS”), together with an opinion of our tax counsel, substantially to the effect that, among other things, the Proposed Business Separation will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”); having the Registration Statement on Form 10 declared effective by the SEC; and receipt of listing approval. We received the private letter ruling from the IRS on January 31, 2014. We have not yet finalized all of the details of the Proposed Business Separation and there is no assurance that the Proposed Business Separation as described herein will occur.

Demand Media was incorporated in Delaware in March 2006. We are headquartered in Santa Monica, California and have offices in other locations in North America, South America and Europe. Our common stock is listed on the New York Stock Exchange under the symbol “DMD”.

Content & Media Service Offering

We create media content, including text articles, videos, photographs and other formats, and publish such content along with our monetization tools to our owned and operated websites and to our customers’ websites. We also offer content services that leverage our content creation and distribution platform to provide custom content and other content marketing solutions to brands, publishers and agencies. Our content & media offering also includes our commerce businesses, which we have recently expanded with the acquisition of Society6 and the introduction of certain paid content offerings. Additionally, our integrated social media applications allow companies and website publishers to add community-building features to their websites and mobile applications.

Key elements of our content & media service offering include:

Content Creation Platform

Content Creation. We are focused on creating high-quality, informative and engaging online content. We produce content in a wide variety of formats including text articles and blogs, videos, original photography, slideshows, infographics and animated GIFs. We strive to create relevant and valuable long-lived content with positive revenue and traffic growth characteristics. Our content creation process employs a series of proprietary technologies, algorithms and processes. We use technology to identify topics and titles for which to create content. Our editorial staff then curates the topics that are most appropriate for our distribution channels. These topics are then made available to our community of freelance creative professionals to create text articles, videos and other content formats. Creators are only permitted to select titles within the categories with respect to which they have demonstrated subject matter expertise. After the work product is submitted to us, it undergoes a series of human editorial reviews, including copy editing, fact checking and reference checking, as well as an automated plagiarism check.

Our original content is created by our community of freelance creative professionals, including writers, filmmakers, producers, photographers and copy editors. In order to ensure that we engage highly qualified content creators with relevant experience, our freelance creative professionals undergo a rigorous qualification process, which may include the submission of writing samples or examples of previously published work, demonstration of relevant subject matter expertise and minimum experience thresholds before they are allowed to generate content for our content studio. We enable our freelance creative professionals to reach an audience of millions and believe that we provide competitive compensation for their services and offer them the ability to pursue titles and topics in the categories that most align with their area of expertise.

Owned and Operated Websites. We publish our content and deploy our system of monetization tools on our owned and operated websites, which, according to comScore, collectively ranked as the 20th largest web property in the United States in February 2014, and reached more than 88 million unique visitors worldwide in January 2014. Some of our owned and operated websites also feature unique social media and mobile applications. Users visit our websites through search engine referrals, direct navigation, social media referrals, web-based mobile applications and online marketing activities. Our websites are designed to be easily discoverable by users due to the combination of relevant content, search engine optimization and the ability of users to recommend and share our content via social media websites and applications such as Facebook and Twitter.

Our portfolio of owned and operated websites includes:

•

eHow.com. eHow.com, our largest website, has an extensive library of text articles and videos that provide people with instruction, advice and insight on a broad range of subjects that they encounter throughout their day in an easy to understand manner. eHow.com was the 28th largest website in the United States with approximately 30 million unique visitors in the U.S. in February 2014 as measured by comScore. We also operate eHow sites in the United Kingdom and Germany, as well as Spanish and Portuguese versions of eHow branded as eHow en Español and eHow Brasil, respectively. These sites target both the U.S. and worldwide Spanish and Portuguese-speaking markets.

•

Livestrong.com. Livestrong.com, an online destination for health and fitness, had over 8 million unique users in the U.S. in February 2014 according to comScore. Livestrong.com has an extensive library of health, fitness, lifestyle and nutrition text articles and videos. This content, combined with interactive tools, user-contributed nutritional information and social media community features, helps users create customized goals and monitor their health, fitness and life achievements, while serving as a platform for community members to connect with each other.

•

Cracked.com. Cracked.com is a leading humor website offering original and engaging comedy-driven text articles, videos and blogs created by our in-house editorial staff, comedians and website enthusiasts. Cracked.com has a passionate community of readers who have awarded it the People’s Voice Webby for “Best Humor Site” for 2012 and 2013.

•

Demand Vertical Network. Our network of niche websites is comprised of websites focused on specific topics or interests, such as golf, hiking, gardening, automotive and games, where people can learn more about their interests and share them with like-minded people.

Content Solutions. Our content solutions service offering helps publishers, brands and agencies develop a comprehensive and integrated content strategy. We provide our customers with topically relevant custom content, advise on distribution and publishing strategies and track and measure client objectives to optimize content across formats and devices. The content we provide spans across text articles and blogs, videos, photography and designed visuals such as slideshows, infographics and animated GIFs. The content can either be acquired outright or licensed, usually via revenue share agreements. We have increased our investments in the content solutions service offering throughout 2013 and we intend to continue to expand this service offering in the future.

Monetization. We have developed a multi-faceted, proprietary monetization platform incorporating advertising networks, including Google AdSense. Using a series of sophisticated algorithms and proprietary methods, relevant links and advertisements are presented to site visitors that can be dynamically optimized to improve monetization performance. Our system of monetization tools also includes yield optimization systems that continuously evaluate the performance of advertisements on desktop and mobile-optimized websites to maximize revenue and ad management infrastructures that manage multiple ad formats and control ad inventory.

For monetization of our display ad inventory we utilize third-party technology to enable the automation of the buying and selling of ad inventory. This technology allows us to efficiently match buyers looking for specific inventory with inventory on our owned and operated websites that matches their campaign goals in real time.  Further, we create operational efficiencies by selling our display ad inventory directly to advertisers and decreasing overhead, while streamlining ad planning and buying and managing media campaigns through the use of technology.

We deploy our monetization platform to our owned and operated websites, our network of customer websites, our portfolio of over 400,000 undeveloped websites and undeveloped websites owned by our customers. Consistent with other performance-based advertising programs, we enter into revenue-sharing arrangements with customers that utilize our system of monetization tools.

Commerce Offerings

We have recently expanded our commerce offerings through our acquisition of Society6 and by offering certain e-learning and other on-demand services for purchase on a subscription or a la carte basis.

Society6. Society6 is a digital artist marketplace and e-commerce platform that enables a large community of artists to upload their artwork and use our print-on-demand services to sell their original designs on a variety of products such as art prints, phone cases, t-shirts, home décor and other merchandise.

Paid Content. In August 2013, we launched eHow Now, a platform that allows customers to chat directly with experts and quickly receive individualized advice and guidance tailored to their specific needs. Users can choose a monthly subscription option that gives them unlimited on-demand access to experts or they can choose to pay per consultation. We also acquired Creativebug, a website that provides arts and crafts instructional videos to users on a subscription or a la carte basis, in March 2013.

Social Media Applications

Our integrated social media applications for publishers and brands, including Pluck and CoveritLive, help our customers drive audience engagement and garner business insights. Companies and website publishers primarily use our social media applications to add community-building features to their websites and mobile applications. Key capabilities of Pluck include user profiles, comments, forums, reviews, real-time blogging, content sharing, media galleries, reward badges, groups and messaging. Publishers and brands can also host a broad range of live events online with CoveritLive, which can handle millions of simultaneous viewers while giving the hosts complete control over the way viewers experience the event. Through our social media products, websites can bridge user actions, identities and relationships to leading social networks and applications such as Facebook and Twitter.

Domain Name Services Offering

We own and operate the world's largest wholesale Internet domain name registrar and the second largest registrar overall, based on the number of domain names under management, offering domain name registration and other related services to resellers and domain name registrants. As of December 31, 2013, we had approximately 15 million total domain names under management, including over 2 million domain names registered through our retail outlets. Through our eNom brand, we provide infrastructure services that enable a network of more than 20,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands such as Name.com, we provide domain name registration services directly to more than 225,000 customers. We offer one of the industry's largest selections of gTLDs to our customers and provide registration services for over 100 gTLD and country code TLD (“ccTLD”) domain name extensions, including .com, .net and .org. We have also been adding new gTLDs to our selection as they become available through a new program (the “New gTLD Program”) to expand the total number of gTLDs approved by the Internet Corporation for Assigned Names and Numbers (“ICANN”), a global non-profit corporation that manages the Internet's domain name registration system. In addition to domain name registration and related services, we have developed proprietary tools and services that allow us to identify, acquire, market, develop and sell domain names, both for our own portfolio of names as well as for our customers.

We are also positioned to become a leading domain name registry through our participation in the New gTLD Program. ICANN began delegating new gTLDs in the fourth quarter of 2013. To capitalize on this opportunity, we made significant organizational and technical investments required to become and operate an ICANN-accredited domain name registry. We launched our first seven new gTLDs into the marketplace in the first quarter of 2014 and we have secured an interest in active applications or registry operator agreements for more than 100 new gTLDs. The combination of our existing registrar business and our new registry business will make us one of the largest providers of end-to-end domain name services in the world.

We currently provide the following domain name services:

Registrar Services—Wholesale

Through eNom, the world's largest wholesale domain name registrar, we offer domain name registration services and related services to our network of more than 20,000 active reseller partners. We charge a small upfront fee for a company to enroll as a reseller and then we sell it domain names and other related services on an upfront cash subscription basis, according to the pricing plan it selects. These highly specialized products and services include:

—

Reseller integration tools: Businesses can seamlessly incorporate the sale of domain name registration and value-added services into their existing websites and product offerings. Integration can be accomplished via either:

•

eNom's highly customizable Application Programming Interface (“API”), which provides complete control over the entire user experience and back-end interfaces with billing systems. Over 300 API commands provide our reseller customers’ product development teams with maximum customization potential and our API-based solution integrates with third-party merchant account and billing tools, hosting and email tools as well as other value-added services.

•	eNom's Instant Reseller, a turnkey white-label hosted storefront solution that makes it easy to quickly incorporate a robust reseller product offering.
—

Domain Name System (DNS): A DNS query represents the process of translating a domain name requested by an Internet user into the Internet Protocol (“IP”) address of the device hosting the requested website. eNom DNS Hosting provides customers with an easy-to-use interface to configure and manage DNS for their domain names. It is provided with our email and website hosting products and also as a stand-alone service. Our DNS infrastructure handles over 2 billion queries per day.

—

Value-added services: Resellers can choose from a wide variety of value-added services to provide to their customers including domain privacy protection, email hosting, website builder tools, website hosting plans, marketing/promotional services and security services like malware scanning and Secure Socket Layer, or SSL, certificates.

We also provide our reseller partners with configuration and management tools, reporting tools, payment processing and merchant services, superior customer support and around the clock availability.

Registrar Services—Retail

Our flagship retail registrar brand, Name.com, provides registration services to consumers and businesses around the world and is widely recognized for its outstanding customer support. We acquired Name.com in December 2012 in order to expand our retail business and provide a comprehensive platform for marketing and distributing the new gTLDs. Name.com and our other retail registrar brands have more than 2 million domain names under management and more than 225,000 customers. The services that are provided on a monthly or annual subscription basis by our retail registrar include:

—

Domain Name Look-up and Registration: We offer our customers the ability to easily search for, register and renew domain names. Users can search for and identify an available domain name that best fits their needs, and in just a few clicks can claim and register the name. In addition, we offer customers the ability to transfer the registration of domain names to us from other registrars using our automated domain name transfer service. If a domain name is currently unavailable, customers can pre-order the domain name to the extent that it becomes available in the future.

—

Value-Added Services: In addition to domain name registration services, we also offer a number of other products and services designed to help our customers easily develop, enhance and protect their domain names, including identification protection services that help keep domain owners' information private through our ID Protect service; customizable email accounts that allow customers to set up and manage multiple mailboxes associated with a domain name; website builder tools to help customers easily create a professional looking web presence; web-hosting plans for deploying and maintaining web applications; and third-party website security services, such as SSL certificates.

Registry Services

During 2012 we submitted gTLD registry applications to ICANN under the New gTLD Program through our subsidiary, United TLD Holdco Limited, t/a Rightside Registry (“Rightside Registry”). In addition, we entered into a strategic collaboration agreement with Donuts Inc. (“Donuts”), the company that submitted the largest number of new gTLD applications, pursuant to which we share equal rights to an additional group of new gTLD applications. We currently have registry operator agreements with ICANN for the following 21 new gTLDs: .Actor, .Airforce, .Army, .Consulting, .Dance, .Democrat, .Engineer, .Futbol, .Gives, .Haus, .Immobilien, .Kaufen, .Moda, .Navy, .Ninja, .Pub, .Rehab, .Republican, .Reviews, .Rocks and .Social, and we launched our first seven new gTLDs, .Dance, .Democrat, .Futbol,.Immobilien, .Ninja, .Reviews and .Social, into the marketplace in the first quarter of 2014. We also have an interest in 7 active applications made directly by Rightside Registry and 85 active applications or registry operator agreements through our strategic alliance with Donuts. Additionally, we have entered into a registry services agreement to provide registry back-end services to Donuts. For the year ended December 31, 2013, we incurred approximately $8.4 million of formation expenses in connection with our investment in the new gTLD initiative.

Eleven of the gTLDs for which we have registry operator agreements have been delegated to us and inserted into the authoritative database for the Internet, known as the “Root Zone.” The launch of each new gTLD is governed by an ICANN-coordinated process that delegates new gTLDs according to a randomly assigned prioritization number. All of the pending applications filed by Rightside Registry or Donuts have passed ICANN’s initial evaluation process and are progressing through the later stages of ICANN’s process for contractually awarding and delegating gTLD operating rights. We are still in competition with other third-party applicants for many of these new gTLDs.

We will operate a registry for each gTLD that is delegated to us by ICANN under the New gTLD Program. Each of these registries provides the system of record for every domain name associated with its respective gTLD and will distribute the domain names to registrants exclusively through accredited registrars and their resellers. We have entered into registrar agreements with more than 40 leading registrars enabling each of these registrars to provide domain name services for our portfolio of new gTLDs. Each registry establishes wholesale pricing for its domain names, which are then priced by the registrar for sale to its customers. As part of the contracting process, registrars are technically certified and financially qualified. The registry operator agreement with ICANN to operate a registry has a ten-year term with a presumptive right of renewal.

Domain names are registered to customers on a subscription basis, with initial registration terms lasting from one to ten years. The full cost of the registration fee is collected up front and recognized ratably over the life of the registration. At the end of the subscription term, renewals are typically sold for the same annual wholesale price as the initial registration. Certain premium domain names have higher initial registration prices—which may be achieved through buy-it-now, auction or offer/counter-offer pricing mechanisms. The renewal price of a premium domain name is expected to be lower than its initial registration price.

We have developed a proprietary technology platform that provides the high-availability services associated with the registration of domain names for each of our new gTLDs. The platform makes it easy for registrars to sell and service domain names associated with our gTLDs. We have also developed attractive and innovative services such as the Domain Protected Marks List (“DPML”), which is a trademark rights protection mechanism that prevents the registration of second level domain names containing a string of letters matching a registered trademark. The DPML service or “block” feature works across multiple gTLDs of participating registries.

Our long history as a registrar provides us with unique insight and gives us the opportunity to create a registrar-friendly registry service—one that greatly simplifies the technical integration, customer support and business requirements for registrar partners.

We have also licensed our registry platform and certain related services (which we refer to as our back-end registry platform) to Donuts as part of our strategic alliance with them. To date, our back-end registry platform has powered the launch for over 60 new gTLDs and over 200,000 domain name registrations.

Aftermarket and Other Services

We have also developed several proprietary service offerings designed for marketplace participants to buy and sell higher-value domain names.

—

Auctions: We own 50% of NameJet through our joint venture with Web.com. NameJet offers domain name auction services to domain name buyers, brokerage services, registrants, registrars and registries, providing a secondary market for the purchase and sale of domain names. NameJet's market-tested auction platform has sold more than 400,000 domain names over the past five years. The NameJet platform provides easy-to-use tools to list, monitor, bid and transfer domain names in a reliable and trusted environment. Backorder services enable customers to identify and acquire domain names that have expired or are about to become available.

—

Domain Name Brokerage Services: Our domain name brokerage service acquires and sells high-value domain names on the open market for third parties as well as for our portfolio of domain names. Utilizing our extensive marketplace experience and proprietary techniques for discovering, analyzing and marketing high-value domain names, our domain name brokerage service connects domain name buyers with domain name sellers and negotiates transactions on behalf of either party. Individual domain names and substantially sized domain name portfolios are sold through our direct sales organization providing these brokerage services, typically for a commission earned upon successful completion of the transaction.

Technology

Our technologies include software applications built to run on independent clusters of standard and commercially available servers located at co-location facilities throughout North America and Europe. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Redis, mongoDB, Memcache, and Lucene in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. These systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content distribution network (“CDN”) providers. Virtualization is heavily deployed throughout our technology architecture, which affords scaling dozens of media properties in an efficient and cost effective manner. Enterprise class storage systems provide redundancy in order to maintain continued and seamless system availability in the event of most component failures.

Our data centers host most of our public-facing websites and applications, as well as many of our back-end business intelligence and financial systems. Some of our websites are hosted with a third-party cloud hosting provider. Each of our significant websites is designed to be fault-tolerant, with collections of application servers, typically configured in a load balanced state, in order to provide additional resiliency. The infrastructure is equipped with enterprise class security solutions to combat events such as large scale distributed denial of service attacks (“DDoS”). Our environment is staffed and equipped with a full scale monitoring solution, which includes a Network Operations Center that is continuously staffed.

International Operations

We currently have international operations in Buenos Aires, Argentina and Dublin, Ireland. Our Buenos Aires office provides support to our international efforts relating to our content and media service offering, which currently consists of eHow en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking market), as well as eHow UK and eHow Deutschland (eHow sites that we have launched in the United Kingdom and Germany). Our operations in Dublin primarily consist of the customer and technical support, quality assurance and marketing functions for our registry business, as well as providing similar services for our back-end registry platform customers. In the future, we may provide similar customer and technical support and quality assurance services related to our registrar business from our Dublin location, which we established in late 2012. We also have operations in George Town, Grand Cayman, Ottawa, Canada, and Queensland, Australia, each of which relates to our domain name services; in London, England relating to our Pluck offering; and in Toronto, Canada relating to our CoveritLive offering. For each of the years ended December 31, 2013, 2012 and 2011, we derived less than 10% of our total revenue from our international operations. For information regarding risks associated with our international operations, see “Risk Factors.”

Customers

We currently deploy our content & media service offering, including our content creation and distribution platform and our suite of social media tools, to website publishers, brands and advertisers. We also sell our print-on-demand products through Society6 and our paid content directly to individual consumers.

We provide our registrar services to a network of more than 20,000 active resellers including large e-commerce websites, Internet service providers and web-hosting companies, as well as directly to over 225,000 customers. As of December 31, 2013, our three largest registrar resellers, in the aggregate, accounted for 32% of our total domain names under management. Each registry we operate will distribute domain names to registrants exclusively through accredited registrars and their resellers.

Competition

Content & Media

The online content and media markets we participate in are rapidly evolving, fragmented and intensely competitive. Competition is expected to intensify in the future as more companies enter the space. Our content creation and distribution platform competes for business on a number of factors including return on marketing investment, price, access to targeted audiences and quality. The principal competitors for our owned and operated websites in this space include traditional Internet companies like Yahoo!, AOL and IAC, all of which are making significant investments in order to compete with aspects of our business, and we also compete with websites that focus on particular areas of consumer interest. Our primary competitors for our content solutions service offering are Contently, Scripted and Newscred. We face competition in the market for customized products from a wide range of companies including other online providers of customized products, such as RedBubble, and small online providers of niche customization services and product offerings. We believe the principal competitive factors in this space are user experience, favorable brand recognition and trust, the quality, breadth and uniqueness of the products sold, the ability to source products efficiently and cost-effectively, the ability to recruit artists to upload their designs, competitive pricing and effective marketing. With respect to our social media tools, we compete with companies such as Jive Software and Bazaarvoice.

Some of our current and potential competitors may have significantly greater financial, marketing and other resources than us, including significant brand recognition, differentiated products and services, sales volume and customer bases. These resources may help some of our competitors move more quickly than us as the industry evolves and focus more on product innovation. Some of our competitors may be able to secure goods and materials from suppliers on more favorable terms, devote greater resources to marketing activities, adopt more aggressive pricing policies and devote substantially more resources to website and system development than us.

Domain Name Services

The markets for domain name registration and web-based services are intensely competitive. For our registrar business, we compete on a number of factors including price, customer service, reliability, available TLDs and value-added services, such as e-mail and web hosting. Our principal competitors to our registrar business include existing registrars, such as GoDaddy, Tucows, Web.com and Melbourne IT, some of which have more extensive value-added service offerings and larger advertising and marketing budgets than we do, as well as new registrars who may enter the domain name registration business in the future. Once the New gTLD Program is fully implemented, our registry business will compete with existing registry operators, including VeriSign, Afilias and the Public Interest Registry, country-code TLD operators, and new registry operators that are delegated new gTLDS under the New gTLD Program. We expect to compete with these existing and new registry operators on the basis of price, market relevance, availability of high-quality second level domains, bundling with other TLDs and availability of other registry-related services, such as the DPML.

Intellectual Property

Our intellectual property, which consists of trade secrets, trademarks, patents and copyrights, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, patent and copyright laws in the United States and other jurisdictions, together with employee and third-party confidentiality and non-disclosure agreements and technical measures, to protect the confidentiality of our proprietary rights. As of December 31, 2013, we have been granted 19 patents by the United States Patent and Trademark Office and have 26 patent applications pending in the United States and other jurisdictions. Our patents expire between July 2022 and February 2031. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology, including our platforms, and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality and non-disclosure agreements with other third parties. As of December 31, 2013, we held over 50 U.S. trademark registrations (some of which are registered in multiple classes), including “Demand Media,” “eHow” and “Cracked.” We have also registered certain trademarks in various countries outside of the U.S. We generally do not register the copyrights associated with our content with the United States Copyright Office due to the relatively high cost we would incur to register all of our copyrights.

Regulation

Advertising and promotional information presented to visitors on our owned and operated websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction, including the Communications Decency Act, the Digital Millenium Copyright Act, the Lanham Act and the Anticybersquatting Consumer Protection Act. Since we operate large consumer-facing websites, we are also subject to state, federal and foreign laws and regulations governing privacy of users search habits and other information and data protection of consumers’ non-public personal information and preferences.

Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the Internet in more and different ways than exist today, including with respect to taxes. It is impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected. Increased regulation of the Internet both in the United States and abroad may decrease our growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition or results of operations.

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services in one or more countries or expose us or our employees to fines and penalties. For example, as a U.S.-based entity, Demand Media and its subsidiaries are obligated to comply with the economic sanctions and regulations administered by the United States Treasury’s Office of Foreign Assets Control (“OFAC”). OFAC regulations prohibit U.S.-based entities from entering into or facilitating transactions with, for the benefit of, or involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. We may be subject to material fines, sanctions or other penalties if certain of our domain name customers register domain names in countries that are subject to U.S. sanctions and embargoes, including Cuba. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export law. As the list of products and countries requiring export approval expands or changes, government restrictions on the export of software and hardware products utilizing encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals or we violate applicable laws, we may not be able to provide some of our services in international markets and may be subject to fines and other penalties.

The registration of domain names generally is governed by Internet regulatory bodies, predominantly ICANN. ICANN maintains contracts with member entities such as registrars and registries through which it enforces compliance with its Consensus Policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the operation and future of the domain name registration system, including the operations of both registrars and registries and how they interact with one another. The regulation of domain names in the United States and in foreign countries has evolved over the past two decades and may continue to change. ICANN and other regulatory bodies could modify existing, or establish additional, requirements for the registration of domain names generally, including those for previously registered domain names. In addition, ICANN could adopt or promote policies, including its Consensus Policies, or adopt unfavorable unilateral changes to the terms of the registry operator agreements for new gTLDs, including gTLDs that are or have been delegated to us, which could impact how we operate our registrar and registry businesses or affect our competitive position. For example, Specification 9 of the form registry operator agreement for new gTLDs currently sets forth the guidelines for a vertically integrated company operating one or more registrars and one or more registries, and ICANN may materially change these guidelines or prohibit such vertical integration in the future.

Within the U.S. government, oversight of the DNS is provided by the U.S. Department of Commerce. Effective October 1, 2009, the U.S. Department of Commerce and ICANN entered into a new agreement, known as the “Affirmation of Commitments” which replaced the existing agreement between ICANN and the U.S. Department of Commerce. Under the Affirmation of Commitments, the U.S. Department of Commerce became one of several parties working together with other representative constituency members in providing an ongoing review of ICANN's performance and accountability. The Affirmation of Commitments sets forth a periodic review process by committees which provide for more international and multidiscipline participation. These review panels are charged with reviewing and making recommendations regarding (i) the accountability and transparency of ICANN; (ii) the security, stability and resiliency of the DNS; (iii) the impact of new gTLDs on competition, consumer trust, and consumer choice; and (iv) the effectiveness of ICANN's policies with respect to registrant data in meeting the legitimate needs of law enforcement and promoting consumer trust. Under the Affirmation of Commitments, the Assistant Secretary of Communications and Information of the U.S. Department of Commerce will be a member of the “Accountability and Transparency” review panel. The reviews generally are to occur no less than every three to four years.

Employees

As of December 31, 2013, we had over 750 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Available Information

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available free of charge in the investor relations section of our corporate website (http://ir.demandmedia.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on the investor relations section of our corporate website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases, on the investor relations section of our corporate website. Investors and others can receive notifications of new press releases and SEC filings by signing up for email alerts. Investors and others should note that we also use social media to communicate with the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on the investor relations section of our corporate website. Further corporate governance information, including our corporate governance guidelines, board committee charters and code of business conduct and ethics, is also available on the investor relations section of our corporate website under the heading “Corporate Governance.”

Any references to our corporate website address in this Annual Report on Form 10-K are intended to be inactive textual references only. None of the information contained on our website is part of this Annual Report on Form 10-K or incorporated by reference into this report or any other report or document we file with the SEC.

Item 1A.	Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition and results of operations.

Risks Relating to our Content & Media Service Offering

We are dependent upon certain material agreements with Google for a significant portion of our revenue. A termination of these agreements, a failure to renew these agreements on favorable terms or a loss of revenue generated from these agreements would have a material adverse effect on our business, financial condition and results of operations.

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the years ended December 31, 2013 and 2012, we derived approximately 34% and 38%, respectively, of our total revenue from our various advertising and content arrangements with Google. Google provides cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and we receive a portion of the revenue generated by such advertisements. We currently have agreements with Google related to (i) providing advertisements for our developed websites, such as eHow, and the developed websites of our customers; (ii) providing advertisements for undeveloped websites owned by us and our customers; and (iii) our use of Google’s DoubleClick Ad Exchange platform to deliver advertisements to our and our customers’ developed websites. We also have a revenue-sharing arrangement with Google with respect to revenue generated by our content posted on Google’s YouTube. Each agreement to provide advertisements expires in September 2014. Google also has the right to terminate these agreements prior to their expiration upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google are terminated, we may not be able to enter into agreements with alternative third-party advertisement providers or for alternative ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, in particular the agreement to provide cost-per-click advertisements for our developed websites, or any extension or renewal of such agreements on terms and conditions less favorable to us, would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our advertising agreements with Google may not continue to generate levels of revenue commensurate with the revenue we received from them during past periods. Our ability to generate online advertising revenue from Google depends on its assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements placed on our owned and operated websites and on our network of customer websites, as well as other factors determined solely by Google. Google may also change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering cost-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from online advertisements. Since most of our agreements with Google contain exclusivity provisions, we are prevented from using other providers of services similar to those provided by Google. In addition, Google may at any time change the nature of, or suspend, the service that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced. These types of changes or suspensions would adversely impact our ability to generate revenue from cost-per-click advertising. Any change in the type of services that Google provides to us could have a material adverse effect on our business, financial condition and results of operations.

Our content and media service offering generates its revenue primarily from advertising. A reduction in online advertising spend, a loss of advertisers or lower advertising yields could seriously harm our business, financial condition and results of operations.

We rely on third-party advertising providers, such as Google, to provide advertisements on our owned and operated websites and on our network of customer websites. For the years ended December 31, 2013 and 2012, we generated 50% and 53%, respectively, of our revenue from advertising. One component of our platform that we use to generate advertiser interest is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertisers will stop placing advertisements on our owned and operated websites or our customer websites if their investments do not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for our advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising. Even if our content is effectively matched with advertisements, our current advertisers may not fulfill their obligations under their existing contracts with us and they may not continue to place advertisements on our websites beyond the terms of their existing contracts. If any of our advertisers, and in particular Google, decided not to continue advertising on our owned and operated websites or on our customer websites, we could experience a rapid decline in our revenue over a relatively short period of time.

We have also recently shifted our advertising strategy to focus on programmatic offerings that utilize advertising network exchanges rather than a direct sales force. This shift requires us to actively manage the sale of our owned and operated inventory on an advertising exchange. An inability to successfully implement and manage this process could have a material adverse effect on our business, financial condition and results of operations. Additionally, brands and advertisers are increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook and Twitter. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities, our revenue from advertising could be adversely impacted.

We also believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the cyclical and discretionary nature of advertising spending; general economic conditions, as well as economic conditions specific to the Internet and media industry; and the occurrence of extraordinary events, such as natural disasters, international or domestic terrorist attacks or armed conflict. An inability to maintain or increase our advertising revenue could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain visitors to our owned and operated websites and to our customer websites, or if we are required to accelerate amortization expense in connection with content remediations, our business, financial condition and results of operations would be adversely affected.

Our success in attracting traffic to our owned and operated websites and to our customer websites and converting these visitors into repeat users depends, in part, upon our continued ability to identify, create and distribute high-quality, engaging and commercially valuable content and connect consumers with the formats and types of content that meets their specific interests and enables them to interact with supporting communities. We may not be able to identify and create the desired variety and types of content in a cost-effective manner or meet rapidly changing consumer demand in a timely manner, if at all. Additionally, while each of our freelance creative professionals is screened through our pre-qualification process, we cannot guarantee that the content created by them will be of sufficient quality to attract users to our owned and operated websites or to our customer websites. Any failure to identify, create and distribute high-quality, commercially valuable content could negatively impact user experiences and reduce traffic driven to our owned and operated websites and to our customer websites, which would adversely affect our business, financial condition and results of operations.

We regularly evaluate and strive to continuously improve our websites, content library and content creation and distribution platform in an effort to improve user experience and engagement. Such improvements include refining our content library through select removals and additions. In response to changes in search engine algorithms since 2011, we have performed evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content assets from service, resulting in related accelerated amortization expense of $2.4 million, $2.1 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. We will perform similar content remediations in the future, which could result in additional accelerated amortization expense related to the content that we remove from our library.

One tool we use to create and distribute our content in a cost-effective manner is our proprietary technology and algorithms which are designed to predict consumer demand and return on investment. Our proprietary technology and algorithms have a limited history, and as a result the ultimate returns on our investment in content creation are difficult to predict and may not be sustained in future periods at the same level as in past periods. Furthermore, our proprietary technology and algorithms are dependent on analyzing existing Internet search traffic data, and our analysis may be impaired by changes in Internet traffic or search engines’ methodologies, which we do not control. The failure of our proprietary technology and algorithms to accurately identify new content topics and formats, as well as the failure to create or effectively distribute new content, could have a material adverse effect on our business, financial condition and results of operations.

Another method we employ to attract and acquire new, and retain existing, visitors and users is commonly referred to as search engine optimization (“SEO”). SEO involves developing content to rank well in search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites and our customer websites is dependent on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends. Our failure to successfully manage our SEO strategy could result in a substantial decrease in traffic to the websites that publish our content, which would result in substantial decreases in conversion rates and repeat business and could lead to increased costs if we try to replace free traffic with paid traffic. Any or all of these results could have a material adverse effect on our business, financial condition and results of operations.

Even if we succeed in driving traffic to our owned and operated websites and to our customer websites, we may not be able to effectively monetize this traffic or otherwise retain consumers. Our failure to do so could result in lower advertising revenue from our owned and operated websites as well as decreases in the number of customer websites publishing our content, which would have an adverse effect on our business, financial condition and results of operations.

If Internet search engines’ methodologies are modified, traffic to our owned and operated websites and to our customer websites could decline significantly.

We depend on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our core owned and operated websites. For the year ended December 31, 2013, based on our internal data, we believe that a majority of the traffic directed to our core owned and operated websites came directly from these Internet search engines and that a majority of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by Google or other search engines to display results could cause our owned and operated websites or our customer websites to receive less favorable placements or be removed from the search results. Internet search engines could decide that content on our owned and operated websites or on our customer websites, including content that is created by our freelance creative professionals, is unacceptable or violates their corporate policies. Internet search engines, including Google, could also view changes made to our owned and operated websites or our customer websites unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

Google regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow and Livestrong.com, and to our network of customer websites. During 2013, we experienced several negative changes in Google referrals to our owned and operated websites that, in the aggregate, were larger in magnitude than those that we previously experienced. These changes resulted in substantial declines in traffic directed to our owned and operated websites. Other search engines may deploy similar changes. These changes, as well as any potential future changes, may result in material fluctuations in our financial performance.

To date, the changes in Google search referrals have had a limited negative impact on traffic referrals to our customer websites. During 2013, these customer websites were our primary distribution outlet for new content being produced by our freelance creative professionals. If our customer websites experience significant declines in Google search referrals in the future, it could adversely impact our revenue and our relationships with the publishers within our network of customer websites.

The recent changes to Google’s search engine algorithms and any future changes that may be made by Google or any other search engines could further impact our content and media business. Any reduction in the number of users directed to our owned and operated websites or to our customer websites would likely negatively affect our ability to earn revenue. If traffic to our owned and operated websites or to our customer websites declines, we may also need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business, financial condition and results of operations.

We base some of our capital allocation decisions on our analysis of the predicted internal rate of return on our capitalized content. If the estimates and assumptions we use in calculating the internal rate of return on capitalized content are inaccurate, our capital may be inefficiently allocated and our growth rate and financial results could be adversely affected.

We invest in capitalized content based on our calculation of the internal rate of return on previously published content cohorts for which we believe we have sufficient data. For purposes of these calculations, a content cohort is typically defined as all of the capitalized content we publish in a particular quarter. We calculate the internal rate of return on a cohort of content as the annual discount rate that, when applied to the advertising revenue generated from the cohort over a period of time, less certain direct ongoing costs, produces an amount equal to the initial investment in that cohort. Our calculations are based on certain material estimates and assumptions, including estimates about the costs to create capitalized content and the revenue allocated to that content. We also make estimates regarding when revenue for each cohort will be received. Our internal rate of return calculations are highly dependent on the timing of this revenue, with revenue earned earlier resulting in greater internal rates of return than the same amount of revenue earned in subsequent periods. If our estimates and calculations do not accurately reflect the costs or revenue associated with our capitalized content, the actual internal rate of return of a cohort may be more or less than our estimated internal rate of return for such cohort. In such an event, we may inefficiently allocate capital and our growth rate and financial results could be adversely affected.

We face significant competition to our content and media service offering, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.

We operate in highly competitive and still developing markets. We compete for advertisers and customers on the basis of a number of factors including return on marketing expenditures, price of our offerings, including our newer product and services offerings as part of our commerce initiatives, and the ability to deliver large volumes or precise types of customer traffic. This competition could make it more difficult for us to provide value to our consumers, our advertisers and our freelance creative professionals, including artists who submit original works to Society6, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, decreased website traffic and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors.

We face intense competition to our content and media service offering from a wide range of competitors. Our current principal competitors include:

—

Online Marketing and Media Companies. We compete with other Internet marketing and media companies, such as AOL, IAC and various startup companies as well as leading online media companies such as Yahoo!, for online marketing budgets. Most of these competitors compete with us across several areas of consumer interest, such as do-it-yourself, health, home and garden, arts and crafts, beauty and fashion, golf, outdoors and humor.

—

Social Media Outlets. We compete with social media outlets such as Facebook, Twitter and Google+, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers.

—	Integrated Social Media Applications. We compete with various software technology competitors, such as Jive Software, in the integrated social media space where we offer our social media applications.
—

Specialized and Enthusiast Websites. We compete with companies that provide specialized consumer information websites, particularly in the do-it-yourself, health, home and garden, arts and crafts, beauty and fashion, golf, outdoors and humor categories, as well as enthusiast websites in specific categories, including message boards, blogs and other enthusiast websites maintained by individuals and other Internet companies.

—

Distributed Content Creation Platforms. We compete with companies that employ a content creation model with aspects similar to our platform, such as the use of freelance creative professionals, including for the creation of paid content service offerings.

—

Specialty e-Commerce Marketplaces. We compete with companies that offer specialty products that are produced and shipped based on a print-on-demand model, such as user or artist generated art designs printed on t-shirts, art prints, mobile accessories and other products.

We may be subject to increased competition in the future if any of these competitors devote increased resources to more directly address the online market for the professional creation of commercially valuable content. For example, if Google chose to compete more directly with us, we may face the prospect of the loss of business or other adverse financial consequences given that Google possesses a significantly greater consumer base, financial resources, distribution channels and patent portfolio. In addition, should Google decide to directly compete with us in areas such as content creation, it may decide for competitive reasons to terminate or not renew our commercial agreements and, in such an event, we may experience a rapid decline in our revenue from the loss of our source for cost-per-click advertising on our owned and operated websites and on our network of customer websites. In addition, Google’s access to more comprehensive data regarding user search queries through its search algorithms would give it a significant competitive advantage over everyone in the industry, including us. If this data is used competitively by Google, sold to online publishers or given away for free, our business may face increased competition from companies, including Google, with substantially greater resources, brand recognition and established market presence.

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

Historically, the success of our content and media service offering has been closely tied to the success of eHow, so if eHow’s performance falters, it could have a material adverse effect on our business, financial condition and results of operations.

For the years ended December 31, 2013 and 2012, we generated approximately 30% and 31%, respectively, of our revenue from eHow. No other individual content and media website was responsible for more than 10% of our revenue in these periods. eHow depends on various Internet search engines to direct traffic to the site. For the year ended December 31, 2013, we estimate that approximately half of eHow’s traffic came from Google searches. The success of eHow could be adversely impacted by a number of factors, including further changes in search engine algorithms or methodologies similar to those previously implemented by Google, some of which negatively impacted search referral traffic to eHow and caused a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, as we continue to evaluate and improve the user experience on eHow, we may make changes to eHow’s layout or features with respect to content and advertisement displays that are designed to improve the consumer experience, but which could negatively impact monetization efforts. We have also already produced a significant amount of content that is housed on eHow and it has become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A decline in eHow’s performance could result in a material adverse effect to our business, financial condition and results of operations.

Poor perception of our brands or business could harm our reputation and adversely affect our business, financial condition and results of operations.

Our content and media business is dependent on attracting a large number of visitors to our owned and operated websites and our network of customer websites and providing leads and clicks to our advertisers, which depends in part on our reputation within the industry and with our users. Because part of our business is transforming traditional content creation models and is therefore not easily understood by casual observers, our brands, business and reputation are vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even if baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. Any damage to our reputation could harm our ability to attract and retain advertisers, visitors, customers, freelance creative professionals and artists, which would materially adversely affect our results of operations, financial condition and business. Furthermore, certain of our owned and operated websites, such as Livestrong.com and eHow, as well as some of the content we produce for our network of customer websites, are associated with high-profile experts to enhance brand recognition and credibility. Any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have a material adverse effect on our business. For example, Livestrong.com is a licensed trademark from the Livestrong Foundation, which is the charitable foundation created by Lance Armstrong to promote cancer awareness and healthy lifestyles. While negative publicity surrounding Lance Armstrong has not had a material impact on the performance of Livestrong.com to date, there can be no assurance that these events will not have a material adverse effect on its traffic and monetization in the future.

We rely primarily on freelance creative professionals and artists for a majority of our online content. We may not be able to attract or retain sufficient creative professionals and artists to generate content on a scale or of a quality sufficient to grow or maintain our business, including our commerce initiatives.

We rely primarily on freelance creative professionals for the content that we distribute through our owned and operated websites and our network of customer websites, as well as on artists that upload their unique art designs to certain of our commerce websites, such as Society6. We may not be able to attract or retain sufficient qualified and experienced freelance creative professionals and artists to generate content on a scale or of a quality sufficient to grow or maintain our business. For example, our premium video initiatives may require the engagement of producers, contributors, talent, editors and filmmakers with a specialized skill set, and there is no assurance that we will be able to engage such specialists in a cost-effective manner or at all. In addition, our Society6 online marketplace and e-commerce platform relies on artists to join our community and contribute original artwork and designs that they seek to monetize through the sale of art prints and other print-on-demand products.

Furthermore, as our business evolves, we may not offer the volume of traditional content assignments that we previously offered, and some of our creative professionals may seek assignments elsewhere or otherwise stop producing content for us. In addition, our competitors may attempt to attract members of our freelance creative professional and artist communities by offering compensation and revenue-sharing arrangements that we are unable to match. In the vast majority of cases we have no written agreements with these persons which obligate them to create articles or videos beyond the one article or video that they elect to create at any particular time or to continue to contribute or maintain original designs and artwork on Society6. We believe that our ability to attract and retain freelance creative professionals over the last several years has benefited from the weak overall labor market and from the difficulties and layoffs occurring in traditional media, particularly newspapers. This combination of circumstances may not continue, and any change to the economy or the media jobs market may make it more difficult for us to attract and retain qualified freelance creative professionals and artists. In the event that we are unable to attract or retain qualified freelance creative professionals and artists, we could incur substantial costs in procuring suitable replacement content, which could have a negative impact on our business, financial condition and results of operations.

We may not be successful in developing new content offerings, including our content solutions services, or acquiring, investing in or developing new lines of business such as our commerce initiatives, which may limit our future growth and have a negative effect on our business, financial condition and results of operations.

Important potential areas of growth for us are the development of new content offerings, including our content solutions services and our commerce initiatives. We regularly evaluate and consider acquiring or investing in new lines of business or developing new lines of business internally, including businesses, such as our commerce initiatives, that are ancillary to our core content and media service offering. If we develop, acquire or invest in new lines of business, including new content offerings, we will need to develop, integrate and effectively manage these new businesses and implement appropriate operational, financial and management systems and controls. We have limited experience developing our content solutions services and developing, launching or growing commerce initiatives, and we may not be successful in implementing such new lines of business. These new lines of business may also be subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control, including the lack of market acceptance. We may not be able to achieve the expected benefits from these new lines of business and we may not recover the funds and resources we have expended on them. Our inability to successfully acquire, invest in or develop new lines of business, such as expanding our content offerings to include paid content, commerce and other initiatives, may limit our future growth and have a negative effect on our business, financial condition and results of operations.

The loss of third-party data providers, or the inability to use data in the way we currently do, could significantly diminish the value of our algorithms, which could limit the effectiveness of our content creation process and have a material adverse effect on our business, financial condition and results of operation.

We collect data regarding consumer search queries from a variety of sources. When a user accesses one of our owned and operated websites, we may have access to certain data associated with the source and specific nature of the visit to our website. We also license consumer search query data from third parties. We have created algorithms that utilize this data to help us determine what content consumers are seeking, if that content is valuable to advertisers and whether we can cost-effectively produce this content. Some of these third-party consumer search data agreements are for perpetual licenses of a discrete amount of data and do not provide for updates of the data licensed. We may not be able to enter into agreements with these third parties to license additional data on the same or similar terms, if at all. If we are not able to enter into agreements with these providers, we may not be able to enter into agreements with alternative third-party consumer search data providers on acceptable terms or on a timely basis or both. Any termination of our relationships with these consumer search data providers, or any entry into new agreements on terms and conditions less favorable to us, could limit the effectiveness of our content creation process, which would have a material adverse effect on our business, financial condition and results of operations. In addition, new laws or changes to existing laws in this area may prevent or restrict our use of this data. In such event, the value of our algorithms and our ability to determine what consumers are seeking could be significantly diminished.

If we are unable to attract new customers or retain our existing customers for our content solutions offering, our revenue could be lower than expected and our results of operations may suffer.

Our content solutions offering helps publishers and brands broaden their reach online by providing them with topically relevant custom content to publish on their websites or use in other distribution outlets. The content spans across text, video, photography and designed visuals. The content can either be owned outright or licensed by us, usually via revenue sharing agreements. We increased our investments in our content solutions offering during 2013 and we plan to expand this service offering further. In order to expand this service offering, we need to continue to generate new customers and maintain our existing customers. If our existing and prospective content solutions customers do not perceive our content to be driving performance for their business, we may not be able to retain our current customers, expand our content solutions offering on the websites of our current customers or identify and attract new customers. If we are unable to attract new customers or retain our existing customers for our content solutions offering, our results of operations could be lower than expected.

Mobile devices, such as smartphones and tablets, are increasingly being used to access the Internet and our online media services may not be as effective when accessed through these devices. Additionally, mobile advertising yields are lower on average than those for desktop and laptop computers, which could negatively impact our business, financial condition and results of operation.

Historically, our content and media service offerings were designed for consumption on a desktop or laptop computer. However, the number of people who access the Internet through mobile devices such as smartphones and tablets has increased substantially in recent years. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our content and media offerings. If we cannot effectively distribute our content, products and services on these devices, we could experience a decline in page views and traffic and corresponding revenue. It is also more difficult to display advertisements on mobile devices without disrupting the consumer experience. We may make changes to the layouts and formats of our mobile web optimized site in order to improve the user experience, which could negatively impact our monetization efforts on mobile devices. In addition, mobile advertising yields on average are currently lower than those for desktop and laptop computers. The continued increase in mobile consumption of our content, which is now contributing significantly higher page view growth as compared to page view growth from desktop or laptop computers, has resulted in a reduction in our RPMs. If our content and media service offering on mobile devices is less attractive to advertisers and this segment of Internet traffic increases at a faster rate than traditional desktop or laptop Internet access, our business, financial condition and results of operations may be negatively impacted.

We depend upon the quality of traffic to our websites, our network of customer websites and the portfolios of domain names owned by us and our customers to provide value to online advertisers, and any failure in our quality control could have a material adverse effect on the value of such websites to our third-party advertisement distribution providers and online advertisers and thereby adversely affect our revenue.

We use technology and processes to monitor the quality of, and to identify any anomalous metrics associated with, the Internet traffic that we deliver to online advertisers though our websites, our network of customer websites and the portfolios of domain names owned by us and our customers. These metrics may be indicative of low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that is deemed to be invalid by online advertisers, will be delivered to such online advertisers. As a result, we may be required to credit future amounts owed to us by our advertising partners or repay them for amounts previously received if such future amounts are insufficient. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with third-party advertisement distribution providers and online advertisers, and could adversely affect our revenue.

Our new commerce initiatives, including the sale of certain products and on-demand services, including paid subscriptions, may not be successful due to a number of factors. If we are unsuccessful in implementing and marketing our commerce initiatives, our business, financial condition and results of operations could be adversely affected.

We have recently begun to sell certain products, including print-on-demand products, and offer on-demand services for purchase, including paid subscriptions to access certain of our media content, as an expansion of our content services. In order to accelerate these commerce initiatives, in June 2013 we acquired Society6, a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints and other products. We have not previously offered these products and services and have limited experience in implementing, marketing, managing and growing these revenue streams.

The success of our commerce initiatives is dependent upon a number of factors, including:

—	demand for these products and services and our ability to attract customers to our websites selling these products and services;
—	market acceptance, increased brand awareness and the reputation of these products and services;
—	the success and competitiveness of new entrants into the highly competitive e-commerce marketplace;
—	fluctuations in sales and marketing costs, including traffic acquisition costs;

—	maintaining significant strategic relationships with talent and vendors, including our print-on-demand suppliers, and ensuring the quality of their products and the timeliness of the production cycle;
—	competitive pricing pressures, including potential discounts offered to attract customers and reduced or free shipping for our print-on-demand products;
—	disruptions in the supply-chain, production and fulfillment operations and shipping associated with our print-on-demand products;
—	maintaining the artist driven community on Society6 so that the artists continue to contribute and maintain their original artwork and designs on the e-commerce marketplace;
—	the overall growth rate of the e-commerce and paid content industries;
—	our ability to cost-effectively develop, introduce and market new products and services on a timely basis to address changing consumption trends, consumer preferences and new technologies;
—	overall changes in consumer spending on discretionary purchases; and
—

legal claims, including copyright and trademark infringement claims, associated with content that is included in our products and services, as well as product liability claims, both of which may expose us to greater litigation cost in the future as compared to historical levels.

If we are unable to successfully implement our new commerce initiatives, or if the revenue generated from these initiatives is less than the costs of such initiatives, our business, financial condition and results of operations could be adversely affected.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, or that are accessible via our owned and operated websites and our network of customer websites. If we are required to pay damages or expenses in connection with these legal claims, our business, financial condition and results of operations may be harmed.

We rely on freelance creative professionals to create original content to be published on our owned and operated websites and our customer websites. As a creator and distributor of original content and third-party provided content, we face potential liability in the United States and abroad based on a variety of theories, including copyright or trademark infringement, defamation, negligence, unlawful practice of a licensed profession and other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated websites and to our network of customer websites by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated websites or our network of customer websites could bring claims against us for losses incurred in reliance upon information provided on such websites. These claims, regardless of their merit, could divert management time and attention away from our business and result in significant costs to investigate and defend. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. If the content we distribute through our owned and operated websites or on our network of customer websites violates the intellectual property rights of others or gives rise to other legal claims against us, we could be subject to substantial liability, which could have a negative impact on our business, financial condition and results of operations.

We may face liability in connection with our and our customers’ undeveloped websites if the domain names violate another party’s trademark or similar rights or are the name of a living or deceased person.

A number of our owned and operated websites and our customer websites are undeveloped or minimally developed properties that primarily contain advertising links. As part of our registration process for these domain names, we perform searches, analysis and screenings to determine if the domain names we own, in combination with the advertisements displayed on such sites, violate the trademark or other rights owned by third parties. Despite these efforts, we may inadvertently register the domain names of properties that are identical or similar to another party’s trademark or the name of a living or deceased person. Moreover, our efforts are inherently limited due to the fact that the advertisements displayed on our undeveloped websites are delivered by third parties and the advertisements may vary over time or based on the location of the viewer. Our customers who utilize our monetization tools for their undeveloped or minimally developed websites must deal with similar issues. We may face primary or secondary liability in the United States under the Anticybersquatting Consumer Protection Act (“ACPA”) or under general theories of trademark infringement or dilution, unfair competition or under rights of publicity with respect to the domain names used for our and our customers’ undeveloped and minimally developed websites. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties and reputational harm, which could negatively impact our business, financial condition and results of operations.

Risks Relating to our Domain Name Business

We have applied to become a registry operator for new gTLDs pursuant to ICANN’s application submission and approval process. We may not be successful in acquiring the right to operate some of the new gTLDs for which we have applied, and therefore may not be able to grow our business as rapidly as we have planned and may lose some of our investments made in connection with the New gTLD Program.

We have applied through ICANN’s New gTLD Program to operate registries for a number of new gTLDs on a stand-alone basis. We have also acquired rights to certain gTLDs, and intend to acquire rights in additional gTLDs, based on our strategic relationship with Donuts, a third-party new gTLD applicant. During the years ended December 31, 2013 and 2012, we invested $3.9 million and $18.2 million, respectively, for certain gTLD applications under the New gTLD Program, and we may choose to invest significant additional funds in this new, complex and untested process.

We are in competition with other third-party applicants for many of the new gTLDs for which we have applied or in which we have rights through our agreement with Donuts. There are multiple steps in the ICANN approval process. When more than one party applies for a gTLD, the parties are typically required to enter into negotiations or participate in an auction to win the registry rights. We may be outbid or otherwise unsuccessful in acquiring gTLDs in these negotiations or auctions. In addition, other applicants and third parties have filed objections against several of our gTLD applications. The arbitration panels that ICANN has established to resolve these objections are unpredictable and have ruled against certain of our applications. If we lose an objection, we will either lose the right to the application for the gTLD registry or be forced into private negotiations or auctions. We could also face lawsuits or other opposition to our gTLD applications or any award of gTLD operator rights.

If we are unsuccessful in being delegated an adequate number of new gTLDs, we may have a lower than expected return on our investment, and our future growth, financial condition and results of operations would be adversely affected.

ICANN’s New gTLD Program may be modified, limited or delayed in unforeseen ways that could adversely affect our business.

There have been and continue to be numerous and substantial delays in the New gTLD Program. The New gTLD Program may be subject to additional delays, and may not proceed as anticipated. ICANN is subject to many influences, both internally and externally, including existing registries, new gTLD applicants, registrars, national governments, law enforcement agencies and trade associations. ICANN may be exposed to potential legal challenges from new gTLD applicants as well as entities opposed to the introduction of new gTLDs, which could cause delays in the process. In addition, the introduction of a large number of new gTLDs poses technical challenges for ICANN, and opposition to new gTLDs could build if ICANN mismanages these technical challenges. Any delays in the New gTLD Program may impact the timing of revenue associated with our gTLD registry initiative, and therefore adversely affect our margins and results of operations.

As a new gTLD registry, we are subject to ICANN’s registry operator agreement and governing policies, which may change to our detriment.

A registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) is required for each new gTLD registry that we operate. To date, we have 21 New gTLD Registry Agreements. Eleven of the gTLDs for which we have New gTLD Registry Agreements have been delegated to us and inserted into the authoritative database for the Internet, known as the “Root Zone.”

We face risks arising from our New gTLD Registry Agreements with ICANN, including the following:

—

ICANN could adopt or promote policies, procedures or programs that in each case are inconsistent with our current or future plans, or that affect our competitive position. For example, each of the New gTLD Registry Agreements contains guidelines for the operation of vertically integrated enterprises operating both a registrar and a registry. If ICANN were to materially change those guidelines or prohibit such vertical integration, such a change would have a material adverse effect on our future growth, business and results of operations;

—	under certain circumstances, ICANN could terminate one or more of our New gTLD Registry Agreements; and
—

ICANN has the right to increase the fees due from the registry operator under the New gTLD Registry Agreement. The increase in these fees with respect to any gTLDs for which we act as the registry either must be included in the prices we charge to registrars or absorbed by us. If we absorb such cost increases or if increased prices to registrars act as a deterrent to registration, we may find that our profits are adversely impacted by these increased fees.

We have limited experience operating a gTLD registry and providing back-end infrastructure services to new or existing registries. If we are unsuccessful in operating a gTLD registry or providing back-end infrastructure services, our business, future growth, financial condition and results of operations would be adversely affected.

In addition to pursuing the right to operate our own gTLD registries, a subsidiary of ours has been selected to provide technical back-end infrastructure services for new gTLD operator rights acquired by Donuts (collectively, our “gTLD Initiative”). We have limited experience as an operator of domain name registries for gTLD strings and limited experience providing technical back-end infrastructure services to registries. We may not be successful in implementing the businesses associated with our gTLD Initiative. If we are unsuccessful in implementing our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative and the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment. The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our future growth, financial condition and results of operations.

We expect to face significant competition to our registry services business and we may not be able to develop or maintain significant market share.

Prior to the launch of the New gTLD Program, there were over 20 gTLD registries and over 290 ccTLD registries. We expect to face competition in the domain name registry space from other established and more experienced operators in these service offerings, including existing gTLD and ccTLD registries, as well as new entrants into the domain name industry, some of which have greater financial, marketing and other resources. In particular, we expect to face direct competition with other new gTLD registries offering gTLDs in similar verticals to our offerings. For example, we may offer the ability to register .dentist domain names, while a competitor may offer the ability to register .dental domain names.

Other registries with more experience or with greater resources than us may launch marketing campaigns for new or existing TLDs, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials. In addition, such registries could offer aggressive price discounts on the gTLDs they offer or bundle gTLDs as a loss leader with other services. If we are unable to match or beat such marketing and pricing initiatives, or are otherwise unable to successfully compete with existing and new registries, we may not be able to develop, maintain and grow significant market share for our new gTLD offerings, and our business, financial condition and results of operation would be adversely affected.

A significant portion of the future revenue generated by our domain name business is expected to be derived from our registry services business. If we are unsuccessful in marketing and selling our gTLDs or there is insufficient consumer demand for our gTLDs, our future business and results of operations would be materially adversely affected.

Our registry services business, which will derive most of its revenue from registration fees for domain names, is expected to generate a significant portion of our domain name business revenue in the future. The new gTLDs we intend to offer to the market are untested and it is unclear what the market size or demand is or will be for these new offerings. There can be no guarantees that consumers will demand or accept new gTLDs in general or our new gTLDs in particular.

Our registry services business will be substantially dependent upon third-parties to market and distribute our gTLDs and we would be adversely affected if these relationships do not materialize or are terminated or diminished.

We expect a large portion of our gTLD sales to be made through third-party channels, including resellers currently on our platform and third-party registrars. Our distribution partners may also offer our competitors’ gTLDs. The extent to which our third-party distribution partners sell our gTLDs will be partly a function of pricing, terms and special marketing promotions offered by us and our competitors. Our agreements with our third-party distribution partners are generally nonexclusive and may be terminated by them or by us without cause. Our business would be adversely affected if such distribution partners chose not to offer our gTLDs at all or chose to sell greater amounts of competitive offerings relative to the amount they sell of our offerings.

If our registrar customers do not renew their domain name registrations or if they transfer their existing registrations to our competitors and we fail to replace their business, our business would be adversely affected.

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Registrar service revenue, which is closely tied to domain name registrations, represented approximately 38% and 35% of total revenue in the years ended December 31, 2013 and 2012, respectively. Our customer renewal rate for expiring domain name registrations was approximately 70% and 72% in the years ended December 31, 2013 and 2012, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

Our registrar business is dependent on third-party resellers, including a small number of resellers that account for a significant portion of our domain names under management. Our failure to maintain or strengthen our relationships with resellers, particularly those servicing a large percentage of our domain names under management, would have a material adverse effect on our business.

As a registrar with a wholesale component, we provide domain name registration services and offer value-added services through a network of more than 20,000 active resellers, comprised of small businesses, large e-commerce websites, Internet service providers and web-hosting companies, as well as through companies using our hosted back-end registrar platform. These customers, in turn, contract directly with domain name registrants to deliver these services. Maintaining and deepening relationships with our resellers is an important part of our growth strategy, as strong third-party distribution arrangements enhance our ability to market our products and to increase our domain names under management, revenue and profitability.

As of December 31, 2013, our three largest resellers accounted for 32% of our total domain names under management, and our largest reseller, Namecheap, Inc., represented 22% of total domain names under management. The term of our current reseller agreement with Namecheap expires in December 2014, but will automatically renew for an additional one-year period unless terminated by either party. There can be no assurance that the reseller distribution relationships we have established will continue, as our resellers may cease to operate or otherwise terminate their relationship with us. Any reduction in access to third-party reseller distributors, particularly those servicing a large percentage of our domain names under management, would have a material adverse effect on our ability to market our products and to generate revenue.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and negatively impact our business.

ICANN is a private sector, not-for-profit corporation formed in 1998 by the U.S. Department of Commerce for the express purposes of overseeing a number of Internet related tasks previously performed directly on behalf of the U.S. government, including managing the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the U.S. government and other governments around the world, with many of those governments becoming increasingly interested in Internet governance. For example, the U.S. Congress has held hearings to evaluate ICANN’s selection process for new TLDs. In addition, ICANN faces significant questions regarding efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors.

We continue to face the risks that:

—	the U.S. or any other government may reassess its decision to introduce competition into, or ICANN’s role in overseeing, the domain name registration market;
—

the Internet community, the U.S. government or other governments may (i) refuse to recognize ICANN’s authority or support its policies, (ii) attempt to exert pressure on ICANN, or (iii) enact laws in conflict with ICANN’s policies, each of which could create instability in the domain name registration system;

—	some of ICANN’s policies and practices, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions;
—

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

—

international regulatory or governing bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy;

—	ICANN or any third-party registries may implement policy changes that would impact our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;
—	foreign constituents may succeed in their efforts to have domain name registration removed from a U.S.-based entity and placed in the hands of an international cooperative;

—

legal, regulatory or other challenges could be brought, including challenges to the agreements governing our relationship with the U.S. Department of Commerce or ICANN, or to the legal authority underlying the roles and actions of the U.S. Department of Commerce, ICANN or us;

—

the U.S. Congress or other legislative bodies in the United States could take action that is unfavorable to us or that influences customers to move their business from our services to those located outside the United States;

—	ICANN could fail to maintain its role, potentially resulting in instability in DNS services administration; and
—

some governments and governmental authorities outside the United States have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. government and registries relating to the DNS. The Affirmation of Commitments established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to our business.

If any of these events occur, they could create instability in the domain name registration system and may make it difficult for us to introduce new services in our registrar and registry services business. These events could also disrupt or suspend portions of our domain name registration solution and subject us to additional restrictions on how the registrar and registry services businesses are conducted, which would result in reduced revenue.

We may not be able to maintain our strategic relationships with third parties.

Some of our domain name business is conducted through NameJet, a joint venture with Web.com. In addition, we have formed strategic alliances with certain business partners, such as Donuts. We cooperate with Donuts to acquire gTLD registry operator rights and have contracted to provide Donuts with registry back-end infrastructure services. In addition, the gTLD application and acquisition process requires us to rely upon or negotiate and collaborate with independent third parties, including Donuts.

There can be no assurance that these strategic partners will continue their relationships with us in the future or that we will be able to pursue our stated strategies with respect to these arrangements. Furthermore, our partners may (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill their obligations under our agreements, which may affect our financial conditions or results of operations.

In addition, we have or intend to have agreements with some service providers or distribution partners who may partner with us in one area of our business and compete with us in other areas of our business. There can be no assurance that we will be successful in establishing or maintaining these relationships or that these relationships will be successful.

We face significant competition to our registrar service offering, which we expect will continue to intensify. We may not be able to maintain or improve our competitive position or market share.

We face significant competition from existing registrars and from new registrars that continue to enter the market. ICANN currently has approximately 1,000 registrars to register domain names in one or more of the gTLDs that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market by competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have entered the market, may make it difficult for us to maintain our current market share.

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

The relevant domain name registry and the ICANN regulatory body impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it could have a significant impact upon our operating results.

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .net, presently charges a $6.18 fee for each .net registration and ICANN currently charges a $0.75 fee for each .net domain name registered in the gTLDs that fall within its purview. The fee charged by VeriSign for each .net registration increased from $5.11 to $5.62 in July 2013 and increased again to $6.18 in February 2014. We have no control over these agencies and cannot predict when they may increase their respective fees. Per the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on July 1, 2011, VeriSign will continue as the exclusive registry for the .net gTLD through June 30, 2017. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2012, which shall not exceed the highest price charged during the preceding year, multiplied by 1.10. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs for which we do not act as the registry either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, our profits may be adversely impacted by these third-party fees.

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

Our role as a registry and as a registrar of domain names and a provider of website hosting and other value-added services may subject us to potential liability for illegal activities by domain name registrants on their websites. For example, eNom has been named in lawsuits in which a customer registered a domain name through eNom and published content that was allegedly defamatory to another business whose name is similar to the domain name. Other allegations of liability have been made based on domain name registrants’ alleged violations of copyrights or trademarks of third parties. In each of these cases, plaintiffs may argue that we are responsible because we benefited from or participated in the infringing conduct. In addition, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add to our costs of doing business and may divert management’s time and attention.

We provide an automated service that enables a user to register a domain name and publish its content on a website hosted on that domain name. Our registars do not monitor or review, nor do our registrar agreements with ICANN require that we monitor or review, the appropriateness of the domain names registered by domain name registrants or the content of registrant websites, and we have no control over the activities in which our domain name registrants engage. While we have policies in place to terminate domain name registrations or to take other appropriate action if presented with a court order, governmental injunction or evidence of illegal conduct from law enforcement or a trusted industry partner, we have in the past been publicly criticized for not being more proactive in certain areas such as policing online pharmacies acting in violation of U.S. law by consumer watchdogs and we may encounter similar criticism in the future. This criticism could harm our reputation. Conversely, were we to terminate a domain name registration in the absence of legal compulsion or clear evidence of illegal conduct from a legitimate source, we could be criticized for prematurely and improperly terminating a domain name registered by a customer. In addition, despite the policies we have in place to terminate domain name registrations or to take other appropriate actions, customers could nonetheless engage in prohibited activities.

Finally, existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

We may face liability or become involved in disputes over registration of domain names and control over websites.

As a domain name registrar, we regularly become involved in disputes over registration of domain names and we may become involved in similar disputes with our registry services business. Most of these disputes arise as a result of a third party registering a domain name that is identical or similar to another party’s trademark or the name of a living person. These disputes are typically resolved through the Uniform Domain-Name Dispute-Resolution Policy (the “UDRP”), ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA or under general theories of trademark infringement or dilution. Therefore, we may face an increased volume of domain name registration disputes in the future as the overall number of registered domain names increases.

Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of “domain name hijacking,” including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of a Secure Socket Layer (“SSL”) certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

As the number of available domain names with commercial value in existing TLDs diminishes over time, our domain name registration revenue and our overall business could be adversely impacted.

As the number of domain name registrations increases and the number of available domain names with commercial value in existing TLDs diminishes over time, and if it is perceived that the more desirable domain names are generally unavailable (and new gTLDs are not seen as a viable alternative), fewer Internet users might register domain names with us. If this occurs, our domain name registration revenue and our overall business could be adversely affected.

Changes in Internet user behavior, either as a result of evolving technologies or user practices, may impact the demand for domain names.

Currently, Internet users often navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines were to change the value of their algorithms on the use of a domain name for finding a website; (iii) Internet users’ preferences or practices were to shift away from direct navigation; (iv) Internet users were to significantly increase the use of web and mobile device applications to locate and access content; or (v) Internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names could decrease.

We may experience unforeseen liabilities in connection with our acquisitions of Internet domain names or arising out of domain names included in our portfolio of domain names that are monetized via advertising, which could negatively impact our financial results.

Certain of our acquisitions involve the acquisition of a large portfolio of previously registered domain names. Furthermore, we have separately acquired, and may acquire in the future, additional individual previously registered domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third-party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired domain names under the UDRP or actions under the ACPA. The potential violation of third-party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

If we are unable to acquire, renew or sell domain names, we may not be able to grow our domain name aftermarket and advertising business. New regulations could negatively impact the domain name acquisition process.

The continued growth of our domain name aftermarket and advertising services business depends on our ability to acquire domain names from a variety of sources. These sources include previously registered domain names that are not renewed at the domain name registry by the current owner, private sales of domain names, participation in domain name auctions and registering new domain names identified by us. The acquisition and renewal of domain names generally are governed by regulatory bodies. These regulatory bodies could establish additional requirements for previously registered domain names or modify the requirements for holding domain names. Any changes in the way expired registrations of domain names are made available for acquisition could make it more difficult to acquire domain names. Similarly, increasing competition from other potential buyers could make it more difficult for us to acquire domain names on a cost-effective basis. Any such adverse change in our ability to acquire high quality, previously registered domain names, as well as any increase in competition in the domain name reseller market, could have a material adverse effect on our ability to grow our domain name services business, which could adversely affect our business, financial condition and results of operations. In addition, our failure to renew our domain name registrations or any increase in the cost of renewal could have a material adverse effect on our revenue and profitability.

Changes in the level of spending on online advertising and/or the way that online networks compensate owners of websites could impact the demand for domain names.

Many domain name registrants seek to generate revenue through advertising on their websites. Changes in the way these registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo! and Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, Google has in the past (and may in the future) changed its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable, which has resulted in, and may continue to result in, fewer domain name registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase as projected or may be reduced, which in turn, may result in a further decline in the demand for those domain names.

Risks Relating to our Company

We have a history of operating losses and may not be able to operate profitably or sustain positive cash flow in future periods.

We were founded in 2006 and have a limited operating history. We had a net loss in every year from inception until the year ended December 31, 2012, when we generated net income, and we had a net loss of $20.2 million in the year ended December 31, 2013. As of December 31, 2013 we had an accumulated deficit of approximately $84.8 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

Our historic revenue growth rate may not be sustainable.

Our revenue, and particularly our Content & Media revenue, increased rapidly between 2008 and 2012. Our revenue growth for the year ended December 31, 2013 was substantially lower, with our Content & Media revenue flat year over year, and we may not be able to return to historic growth rates in future periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our future growth fails to meet investor or analyst expectations, it could have a materially negative effect on our stock price. If our growth rate continues to decline significantly, our business, financial condition and results of operations would be adversely affected.

A substantial portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to impairment, especially if our market capitalization remains below the book value of our stockholders’ equity for an extended period and/or our actual or expected results of operations fall sufficiently below our forecasts. If our intangible assets, including goodwill, become impaired we may be required to record a significant non-cash charge to earnings which would have a material adverse effect on our results of operations.

We carry a substantial amount of goodwill and intangible assets on our balance sheet from our acquisitions over the past several years and the creation of long-lived media content. Goodwill is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present and long-lived assets, including our media content, are generally only reviewed for impairment if impairment indicators are present. We assess potential impairments to our goodwill and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value of such goodwill or intangible assets may not be recoverable. For example, a significant and sustained decline in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows in future periods from our long-lived media content or the businesses that we have acquired may result in us having to take a non-cash impairment charge against certain of our intangible assets, including goodwill. As of March 7, 2014, our market capitalization was less than the net book value of our assets. If this condition continues for an extended period, we will consider this and other factors, including our anticipated cash flows, to determine whether we need to record an impairment charge. Any such impairment charge could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

Our operating results may fluctuate on a quarterly and annual basis due to a number of factors, which may make it difficult to predict our future performance.

Our revenue and operating results could fluctuate significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. Therefore, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

—	lower than anticipated levels of traffic to our owned and operated websites and to our customers’ websites;
—	seasonality of our revenue associated with our new commerce initiatives, such as our print-on-demand product offering, including increased sales activity during the holiday season;
—	spikes in sales of our print-on-demand product offering from major social or political events or developments resulting in a short-term demand for products with related content;
—

competitive pricing pressures, including shipping costs associated with our print-on-demand products and changes in domain name fees charged to us by Internet registries or ICANN with respect to our domain name services;

—	disruptions in supply-chain, production and fulfillment associated with our print-on-demand products;
—

the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure, especially one-time costs related to the development or acquisition of new products and services;

—

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

—

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

—

changing consumption patterns of Internet content to mobile devices such as smartphones and tablets, which may generate lower advertising yields compared to historic advertising yields on desktop or laptop computers;

—	changes in Internet advertising purchasing patterns by advertisers, and changes in how we sell advertisements, from direct advertising sales to more automated advertising solutions;
—	timing of and revenue recognition for large sales transactions;
—	a reduction in the number of domain names under management or in the rate at which this number grows, due to slow growth or contraction in our markets, lower renewal rates or other factors;
—	the entry of new competitors in our markets;
—	changes in generally accepted accounting principles;
—	our focus on long-term goals over short-term results; and
—	weakness or uncertainty in general economic or industry conditions.

It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may be below our expectations and the expectations of public market analysts and investors, which could have a material adverse impact on the price of our shares of common stock.

Changes in our business model and increased expenditures for certain aspects of our business could negatively impact our operating margins.

Our operating margins may experience downward pressure as a result of increased expenditures for many aspects of our business, including expenses related to content creation. For example, historically, we have focused on the creation of shorter-form text articles or standard videos for our owned and operated websites, including “how to” articles for eHow. However, if we increase the number of longer-form or “feature” articles or premium videos or choose to create other forms of content formats, and in turn reduce our investment in the shorter-form types of content, our operating margins may suffer as these other forms of content may be more expensive to create and the corresponding return on investment, if any, could be reduced. We may also incur additional expenses to improve some of the existing content on our owned and operated websites, and such expenses do not directly generate related revenue. In addition, we intend to continue expanding our content solutions offering. Because we generally share advertising revenue with our content solutions customers under revenue sharing agreements, our operating margins could decrease if a larger percentage of our revenue comes from these arrangements rather than from advertisements placed on our owned and operated websites or if our content solutions customers receive a higher percentage of the shared advertising revenue.

If we do not continue to innovate and provide products and services that are useful to our customers, we may not remain competitive, and our revenue and operating results could suffer.

Our success depends on our ability to innovate and provide products and services useful to our customers in both our content and media and domain name service offerings. Our competitors are constantly developing innovations in content creation and distribution as well as in domain name registration and related services, such as web hosting, email and website creation solutions. As a result, we must continue to invest significant resources in product development in order to maintain and enhance our existing products and services and introduce new products and services that deliver a sufficient return on investment and that our customers can easily and effectively use. If we are unable to provide quality products and services, we may lose consumers, advertisers and customers, and our revenue and operating results would suffer. Our operating results would also suffer if our innovations are not responsive to the needs of our customers and our advertisers, are not appropriately timed with market opportunities or are not effectively brought to market.

We have made and may make additional acquisitions that involve significant execution, integration and operational risks and we may not realize the anticipated benefits of any such acquisitions.

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. We have acquired seven companies since 2011, including Creativebug in March 2013 and Society6 in June 2013. We may continue to make acquisitions of complementary websites, businesses, solutions or technologies in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly. Potential acquisitions require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business and results of operations. Furthermore, we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

Even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the acquired websites, business, assets, technologies, solutions, personnel or operations, particularly if key personnel of an acquired company decide not to work for us, and we therefore may not achieve the anticipated benefits of such acquisition. Acquisitions also could harm our reputation or brands generally, as well as our relationships with existing customers. In addition, financing an acquisition may require us to (i) use substantial portions of our available cash on hand, (ii) incur additional indebtedness, which would increase our costs and impose operational limitations, and/or (iii) issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. We may also unknowingly inherit liabilities from previous or future acquisitions that arise after the acquisition and are not adequately covered by indemnities.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled managerial, sales, technical, engineering and finance personnel. Since August 2012, several of our executive officers have resigned, including our Chairman and Chief Executive Officer in October 2013. We have appointed an Interim Chief Executive Officer and President while our board of directors conducts a search for a permanent Chief Executive Officer. During our search for a new Chief Executive Officer, it is important that we retain key personnel. Qualified individuals, including engineers, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, including the Chief Executive Officer position, our business and results of operation could be adversely affected.

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

Some of our systems, products and services involve the storage and transmission of information regarding our users, customers, and our advertising and publishing partners, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to this information. For example, in 2013, we determined that an unauthorized third party may have gained access to certain personally identifiable information of our Name.com customers, including legal name, username and email address as well as encrypted password and credit card information. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our systems and the stored data therein. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our systems, products and services that could potentially have an adverse effect on our business, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or publishers.

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

Our intellectual property, consisting of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions together with confidentiality agreements and technical measures to protect our proprietary rights. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. In addition, because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we generally do not register the copyrights associated with our content. We cannot guarantee that:

—	our intellectual property rights will provide competitive advantages to us;
—	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;
—	our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;
—

any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned;

—	competitors will not design around our protected systems and technology; or
—	we will not lose the ability to assert our intellectual property rights against others.

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

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we have suffered a number of server outages at our data center facilities, which resulted from certain failures that triggered data center wide outages and disrupted critical technology and infrastructure service capabilities. These events impacted service to some of our significant media properties, including eHow, as well as our proprietary online content production studio, and eNom customers. As a result of these data center outages, we have developed initiatives to create automatic backup capacity at an alternate facility for our top revenue generating services to address similar scenarios in the future. However, there can be no assurance that our efforts to develop sufficient backup and redundant services will be successful or that we can prevent similar outages in the future. Delays or interruptions in our service may cause our consumers, advertisers, customers and freelance creative professionals to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, could adversely affect our business, financial condition and results of operations.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co-location providers for data servers, storage devices, our registry DNS services provider for our registry and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We, and in particular our registrar service, have experienced an increasing number of computer distributed denial of service attacks which have forced us to shut down certain of our websites, including eNom.com. We have implemented certain defenses against these attacks, but we may continue to be subject to such attacks, and future denial of service attacks may cause all or portions of our websites to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-party providers for components of our technology platform, such as hardware and software providers and our registry DNS services provider for our registry. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business, financial condition and results of operations.

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

Changes in state, federal or international taxation laws and regulations may adversely affect our business.

Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them typically originate in California, Texas, Illinois, Nevada, Washington, Virginia, Ireland and the Netherlands, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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

We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address:

—	freedom of expression;
—	information security and privacy;
—	pricing, fees and taxes;
—	content and the distribution of content, including liability for user reliance on such content;
—	intellectual property rights, including secondary liability for infringement by others;

—	taxation;
—	domain name registration; and
—	online advertising and marketing, including email marketing and unsolicited commercial email.

Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the Internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting and trademark infringement. In the future, claims may also be brought against us based on tort law liability and other theories based on our content, products and services or content generated by our users.

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

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act, or FCPA, as well as trade sanctions administered by OFAC and the U.S. Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC and the U.S. Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

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

One potential area of growth for our content and media service offering is in the international markets. We have launched eHow sites in the United Kingdom and Germany, as well as eHow en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking market), and we have operations in Buenos Aires, Argentina to support these efforts. We are also exploring launches in certain other countries and we have been investing in translation capabilities for our technologies. Additionally, our domain name business currently operates in the United States and through foreign subsidiaries in Dublin, Ireland; Ottawa, Canada; George Town, Grand Cayman; and Queensland, Australia, and it may continue to expand into additional international markets. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally could have a negative effect on our future growth prospects and on our business, financial condition and results of operations.

A reclassification of our freelance creative professionals from independent contractors to employees by tax authorities could require us to pay retroactive taxes and penalties and significantly increase our cost of operations.

We contract with freelance creative professionals as independent contractors to create the substantial majority of the content for our owned and operated websites and for our network of customer websites. Because we consider our freelance creative professionals with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such freelance creative professionals. Our contracts with our independent contractor freelance creative professionals obligate these freelance creative professionals to pay these taxes. The classification of freelance creative professionals as independent contractors depends on the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the freelance creative professionals engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. In addition, if it was determined that our content creators were employees, the costs associated with content creation would increase significantly and our financial results would be adversely affected.

We are subject to risks related to credit card payments we accept. If we fail to be in compliance with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to accept credit card payments, which could have a material adverse effect on our business, financial condition or results of operations.

Many of our customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we are compliant in all material respects with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we could be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition and results of operations.

Our credit facility contains financial and other restrictive covenants which could limit our ability to operate our business and compete effectively. If these covenants are breached, the lenders could accelerate any outstanding indebtedness we may have under the facility.

Our credit facility, which includes a revolving and term loan facility with a syndicate of commercial banks, contains financial covenants that require that we maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. In addition, our credit facility contains covenants restricting our ability to, among other things:

—	incur additional debt or incur or permit to exist certain liens;
—	pay dividends, make other distributions or payments on capital stock or repurchase our common stock;
—	make investments and acquisitions;
—	enter into transactions with affiliates; and
—	transfer or sell our assets.

These covenants could adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities, including acquisitions. If we want to take certain actions restricted by the covenants and the lenders are unwilling to waive such covenants, we may be forced to amend the credit facility on terms less favorable than the current terms or enter into new financing arrangements. Furthermore, if we breach any of these covenants, it could result in a default and acceleration of any outstanding indebtedness. As of December 31, 2013, we had $96.3 million of term loans outstanding under the credit facility. As of December 31, 2013, no principal balance was outstanding and approximately $113.8 million was available for borrowing under the revolving loan facility, after deducting the face amount of outstanding standby letters of credit of approximately $11.2 million.

Risks Relating to the Proposed Business Separation

The proposed separation of our business into two distinct publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all.

Our wholly owned subsidiary, Rightside, filed a Registration Statement on Form 10 with the SEC in January 2014, which it amended in February 2014, in connection with the planned separation of our domain name services business from our content and media business, including the planned spin-off of Rightside as an independent publicly traded company. The Proposed Business Separation could be delayed or negatively impacted by a number of factors, including delays related to the filing and effectiveness of appropriate filings with the SEC, delays in receiving regulatory approvals, the need to complete further due diligence as appropriate and changes in market conditions. In addition, our board of directors may, in its absolute and sole discretion, decide at any time prior to the Distribution not to proceed with the Proposed Business Separation or to change any of the terms related to the Proposed Business Separation and Distribution. Therefore, the Proposed Business Separation may not be completed on the terms or in accordance with the timeline currently contemplated, if at all. Any delays in the anticipated completion of the Proposed Business Separation may also increase the expenses we incur in connection with the transaction.

The Proposed Business Separation requires significant time and attention of our management, may distract our employees and will require us to incur significant expenses, each of which could have a material adverse effect on us.

In connection with the Proposed Business Separation, we are actively considering and pursuing strategic, structural and process actions and initiatives for both businesses. Execution of the Proposed Business Separation requires significant time and attention from management, which may distract management from the operation of our businesses and the execution of other initiatives. Our employees may also be distracted due to uncertainty about their future roles with us or Rightside following completion of the Proposed Business Separation. The Proposed Business Separation could therefore lead to disruption of our ongoing operations; loss of or inability to recruit key personnel needed to operate and grow the businesses and complete the Proposed Business Separation; weakening of our internal standards, controls or procedures; and impairment of our relationship with key customers and suppliers, among other things. We also expect to incur significant expenses in connection with the Proposed Business Separation, consisting primarily of legal, accounting and advisory fees. Any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

The combined value of our common stock and Rightside common stock following completion of the Distribution may not equal or exceed the pre-Distribution value of our common stock.

Following the Distribution, if it is completed, our common stock will continue to be listed and traded on the NYSE and Rightside common stock is expected to be listed and traded on a stock exchange. The combined trading price of our common stock and Rightside common stock after the Distribution, as adjusted for any changes in the capitalization of us or Rightside, may be lower than the trading price of our common stock prior to the Distribution. We expect to incur significant expenses in connection with the Proposed Business Separation, including legal, accounting and advisory fees. Additionally, the prices at which our common stock and Rightside common stock trade may fluctuate significantly, especially while the market is evaluating the two companies separately, depending on a number of factors, many of which are beyond our control. Further, shares of our common stock and Rightside common stock will represent an investment in two smaller separate public companies. These changes may not meet some stockholders’ investment strategies or requirements, which could cause investors to sell their shares of our common stock or Rightside’s common stock. Excessive selling could cause the relative market price of our common stock and/or Rightside common stock to decrease in advance of or following completion of the Distribution.

If the Distribution is completed, our operational and financial profile will change and we will be a smaller, less diversified company than we were prior to the Distribution.

If the Distribution is completed, we and Rightside will be smaller, less diversified companies focused on the content and media business and the domain name services business, respectively. This narrower business focus may leave the companies more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. In addition, the current diversification of revenue, costs, and cash flows will diminish following completion of the Distribution. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.

Following consummation of the Proposed Business Separation, we and Rightside will continue to be dependent on each other for certain support services for each respective business and may have indemnification obligations to each other with respect to such arrangements.

We expect to enter into various agreements with Rightside in connection with the Proposed Business Separation, including a transition services agreement (the “Transition Services Agreement”), a separation and distribution agreement, a tax matters agreement

(the “Tax Matters Agreement”), an intellectual property assignment and license agreement, and an employee matters agreement. These agreements will govern our relationship with Rightside subsequent to the Proposed Business Separation. If we are required to indemnify Rightside for certain liabilities and related losses arising in connection with any of these agreements or if Rightside is required to indemnify us for certain liabilities and related losses arising in connection with any of these agreements and does not fulfill its obligations to us, we may be subject to substantial liabilities, which could have a material adverse effect on our financial position.

Although Rightside will be contractually obligated to provide us with certain services during the term of the Transition Services Agreement, we cannot assure you that these services will be performed as efficiently or proficiently as they were performed prior to the separation. When Rightside ceases to provide services pursuant to the Transition Services Agreement, our costs of procuring those services from third parties may increase. In addition, we may not be able to replace these services in a timely manner or enter into appropriate third-party agreements on terms and conditions comparable to those under the Transition Services Agreement. To the extent that we require additional support from Rightside not addressed in the Transition Services Agreement, we would need to negotiate the terms of receiving such support in future agreements.

If, following the completion of the Proposed Business Separation, there is a determination that the separation is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS ruling or the tax opinion are incorrect, or for any other reason, then Demand Media, our stockholders that are subject to U.S. federal income tax and Rightside could incur significant U.S. federal income tax liabilities.

The Distribution is conditioned upon our receipt of a private letter ruling from the IRS, together with an opinion of Latham & Watkins LLP, tax counsel to us (the “Tax Opinion”), substantially to the effect that, among other things, the Proposed Business Separation will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. We received the private letter ruling on January 31, 2014. The private letter ruling relies, and the Tax Opinion will rely, on certain facts, assumptions, representations and undertakings from us and Rightside regarding the past and future conduct of the companies’ respective businesses and other matters. The private letter ruling does not address all the requirements for determining whether the separation will qualify for tax-free treatment, and the Tax Opinion, which will address all such requirements but will rely on the private letter ruling as to matters covered by the ruling, will not be binding on the IRS or the courts. Notwithstanding the private letter ruling and the Tax Opinion, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the Tax Opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or Rightside after the separation.

If the separation were to fail to qualify for tax-free treatment under the Code, we would be subject to tax as if we had sold our common stock in a taxable sale for its fair market value, and our stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of Rightside’s common stock that was distributed to them. Under the Tax Matters Agreement, we may be required to indemnify Rightside against all or a portion of the taxes incurred by Rightside in the event the separation were to fail to qualify for tax-free treatment under the CodeIf we are required to pay any tax liabilities in connection with the separation pursuant to the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $4.71 to $24.57 through March 7, 2014. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

—	our operating performance and the operating performance of similar companies;
—	the overall performance of the equity markets;
—	the number of shares of our common stock publicly owned and available for trading;
—	any major change in our board of directors or management;
—	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

—

publication of third-party reports that inaccurately assess the performance of our business or certain operating metrics such as search referral traffic, the ranking of our content in search engine results or page view trends;

—	large volumes of sales of our shares of common stock by existing stockholders; and
—	general political and economic conditions.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of March 7, 2014, we had 91,007,038 shares of common stock outstanding.

Certain stockholders owning a majority of our outstanding shares are party to a stockholders agreement that entitles them to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, certain stockholders, including investors in our preferred stock that converted into common stock as well as current and former employees, are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such shares with the SEC.

In addition, as of December 31, 2013 we have registered approximately 42 million shares reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the United States in the open market.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other rules implemented by the SEC and the NYSE, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. We also expect that these laws and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors, or as executive officers.

We are required to make an assessment of the effectiveness of our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. We are also required to obtain an opinion on the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm. Section 404 requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting for each fiscal year. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. If we are unable to comply with the requirements of Section 404, management may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to provide the required financial information in a timely reliable manner could materially and adversely impact our financial condition and the trading price of our securities. In addition, we may incur additional expenses and commitment of management’s time in connection with further assessments of our compliance with the requirements of Section 404, which could materially increase our operating expenses and adversely impact our operating results.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:

—	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
—	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
—

the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

—

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

—	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
—

the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, the Chief Executive Officer, the president (in absence of a Chief Executive Officer) or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

—

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

—

the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquiror from amending the bylaws to facilitate a hostile acquisition; and

—

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

We do not own any real estate. We currently occupy an aggregate of approximately 69,000 square feet in two locations in Santa Monica, California that serve as our corporate headquarters and also house a significant portion of our Content & Media headcount. The leases for our primary 52,000 square-foot facility and a 17,000 square foot facility in Santa Monica each expire in July 2024. We also lease an approximately 34,000 square-foot facility (which is expanding to 41,000 square feet in May 2014) for the headquarters of our domain name business in Kirkland, Washington under a lease that expires in April 2019. In addition, we lease an office primarily for our Content & Media service offering in Austin, Texas; an office for our Name.com retail registrar service offering in Denver, Colorado; and sales offices, support facilities and data centers in other locations in North America, South America, Europe and Australia. We believe our current and planned data centers and offices will be adequate for the foreseeable future.

Item 3.	Legal Proceedings

In December 2013, we entered into a settlement agreement with one of our insurance carriers in connection with a subrogation and reimbursement claim made with respect to payments previously paid to us under an insurance policy. We agreed to settle the matter for $1.85 million and paid the settlement amount in December 2013, and this matter is now resolved.

In addition, from time to time we are a party to various legal matters incidental to the conduct of our business. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the periods indicated and on a per-share basis, the high and low intra-day sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal Year end December 31, 2013
First Quarter	$9.72	$7.73
Second Quarter	$9.52	$6.00
Third Quarter	$7.00	$6.16
Fourth Quarter	$6.39	$4.78

	High	Low
Fiscal Year end December 31, 2012
First Quarter	$7.96	$5.85
Second Quarter	$11.63	$6.47
Third Quarter	$12.50	$9.59
Fourth Quarter	$11.14	$7.93

Holders of Record

As of March 7, 2014, our common stock was held by 56 stockholders of record and there were 91,007,038 shares of common stock outstanding and 4,005,635 shares of common stock held in treasury. Stockholders of record do not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit agreement includes covenants that may in the future restrict our ability to pay dividends.

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

The graph compares the cumulative total return of our common stock for the period starting on January 26, 2011, the date of our initial public offering, and ending on December 31, 2013, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on January 26, 2011, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under the stock repurchase plan announced on August 19, 2011 and further increased on February 8, 2012, we are authorized to repurchase up to $50 million of our common stock from time to time in open market purchases or in negotiated transactions. We did not repurchase any of our common stock during the quarter ended December 31, 2013.

Item 6.	Selected Financial Data

The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011, as well as the consolidated balance sheet data as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2010 and 2009, as well as the consolidated balance sheet data as of December 31, 2011, 2010 and 2009, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2013(1)	2012(1)	2011(1)	2010	2009
Consolidated Statements of Operations:	(In thousands, except per share data)
Total revenue	$394,598	$380,578	$324,866	$252,936	$198,452
Operating expenses:
Service costs (exclusive of amortization of
intangible assets)	204,763	181,018	155,830	131,332	114,536
Sales and marketing	46,445	46,501	37,394	24,424	20,044
Product development	44,187	40,708	38,146	26,538	21,657
General and administrative	73,277	63,025	59,451	37,371	28,479
Amortization of intangible assets	44,409	40,676	47,174	33,750	32,152
Total operating expenses	413,081	371,928	337,995	253,415	216,868
Income (loss) from operations	(18,483)	8,650	(13,129)	(479)	(18,416)
Interest income	21	42	56	25	494
Interest expense	(1,642)	(622)	(861)	(688)	(1,759)
Other income (expense), net	(61)	(111)	(413)	(286)	(19)
Gain on other assets, net	4,232	-	-	-	-
Income (loss) before income taxes	(15,933)	7,959	(14,347)	(1,428)	(19,700)
Income tax benefit (expense)	(4,241)	(1,783)	(4,177)	(3,897)	(2,771)
Net income (loss)	(20,174)	6,176	(18,524)	(5,325)	(22,471)
Cumulative preferred stock dividends(2)	-	-	(2,477)	(33,251)	(30,848)
Net income (loss) attributable to common stockholders	$(20,174)	$6,176	$(21,001)	$(38,576)	$(53,319)

Net income (loss) per share – basic	$(0.23)	$0.07	$(0.27)	$(2.86)	$(4.78)
Net income (loss) per share – diluted	$(0.23)	$0.07	$(0.27)	$(2.86)	$(4.78)

Weighted average number of shares - basic (3)(4)	88,534	84,553	78,646	13,508	11,159
Weighted average number of shares - diluted (3)(4)	88,534	87,237	78,646	13,508	11,159

(1)

The Company completed two business acquisitions during the year ended December 31, 2013, one business acquisition during the year ended December 31, 2012, and four business acquisitions during the year ended December 31, 2011.

(2)	As a result of the initial public offering, all shares of our convertible preferred stock converted into shares of common stock and warrants.
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

(4)

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2011, 2010 and 2009, net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during these periods. For the periods where we presented losses, all potentially dilutive common shares comprised of stock options, restricted stock units, warrants and convertible preferred stock are antidilutive. Restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. Restricted stock units are excluded from the diluted earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

Consolidated Balance Sheet Data:	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cash and cash equivalents and marketable securities	$153,511	$102,933	$86,035	$32,338	$49,908
Working capital	$91,048	$67,215	$44,617	$(4,226)	$18,961
Total assets	$777,088	$637,997	$590,103	$488,467	$467,790
Long term debt	$96,250	$-	$-	$-	$10,000
Capital lease obligations, long term	$61	$793	$-	$-	$488
Convertible preferred stock	$-	$-	$-	$373,754	$373,754
Total stockholders' equity (deficit)	$496,005	$472,191	$440,266	$(15,416)	$(23,079)

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and revenue less traffic acquisition costs, or Revenue ex-TAC.

We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our Adjusted EBITDA financial measure differs from GAAP net income in that it excludes certain expenses such as interest, income tax expense, other income and expense, depreciation, amortization (including the amortization expense of our finite lived intangible assets related to our investment in media content assets), stock-based compensation, as well as the financial impact of acquisition and realignment costs, the formation expenses directly related to our gTLD initiative, net gains on withdrawals of interest in gTLD applications, and any gains or losses on certain asset sales or dispositions. Acquisition and realignment costs include such items, when applicable, as (1) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (2) legal, accounting and other professional fees directly attributable to acquisition activity, (3)  employee severance payments attributable to acquisition or corporate realignment activities and (4) expenditures related to the separation of Demand Media into two distinct publicly traded companies. Management does not consider these expenses to be indicative of our core operating results or future outlook. Our Revenue ex-TAC financial measure differs from GAAP revenue as it reflects our consolidated revenue net of our traffic acquisition costs (“TAC”). TAC comprises the portion of Content & Media GAAP revenue shared with our network customers.

These non-GAAP financial measures are the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, to prepare and approve our annual budget and to develop short and long term operational plans. We frequently use Adjusted EBITDA in our discussions with investors, commercial bankers, securities analysts and other users of our financial statements.

Management believes that Adjusted EBITDA reflects our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business’ underlying recurring revenue and operating costs which is focused more closely on the current costs necessary to utilize previously acquired long-lived assets. In addition, we believe that it can be useful to exclude certain non-cash charges because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. For example, due to the long-lived nature of a majority of our media content, revenue generated from our content assets in a given period bears little relationship to the amount of our investment in media content in that same period. Accordingly, we believe that content acquisition costs represent a discretionary long-term capital investment decision undertaken by management at a point in time. This investment decision is clearly distinguishable from other ongoing business activities, and its discretionary nature and long term impact differentiate it from specific period transactions, decisions regarding day-to-day operations, and activities that would have an immediate impact on operating or financial performance if materially changed, deferred or terminated.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Non-GAAP Financial Measures:
Content & Media revenue	$246,397	$246,399	$205,450	$152,910	$107,717
Registrar revenue	148,201	134,179	119,416	100,026	90,735
Less: traffic acquisition costs (TAC)(1)	(15,989)	(19,441)	(12,495)	(12,213)	(10,554)
Total revenue ex-TAC	$378,609	$361,137	$312,371	$240,723	$187,898

Net income (loss)	$(20,174)	$6,176	$(18,524)	$(5,325)	$(22,471)
Add (deduct):
Income tax expense	4,241	1,783	4,177	3,897	2,771
Interest and other expense, net	1,682	691	1,218	949	1,284
Gain on gTLD application withdrawals, net(2)	(4,232)	-	-	-	-
Depreciation and amortization(3)	64,910	60,334	68,132	52,016	47,115
Stock-based compensation(4)	27,384	31,368	28,856	9,689	7,736
Acquisition and realignment costs(5)	6,113	446	2,099	779	960
gTLD expense(6)	8,428	2,650	-	-	-
Gain on sale of asset(7)	-	-	-	-	(582)
Adjusted EBITDA	$88,352	$103,448	$85,958	$62,005	$36,813

(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.
(2)	Represents net gains on withdrawals of interest in gTLD applications, included in gain on other assets, net.
(3)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the years ended December 31, 2013, 2012 and 2011 includes $3.1 million, $2.1 million and $5.9 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain media content intangible assets from service during those years.

(4)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.
(5)

Acquisition and realignment costs include such items, when applicable, as (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue costs, (b) legal, accounting and other professional service fees directly attributable to acquisition activity, (c) employee severance payments attributable to corporate realignment activities and (d) expenditures related to the separation of Demand Media into two distinct publicly traded companies. Management does not consider these costs to be indicative of our core operating results.

(6)	Comprises formation expenses directly related to our gTLD initiative that did not generate associated revenue in fiscal 2013 and 2012.
(7)	Represents a gain recognized on the sale of certain assets included in our GAAP operating results.

The use of non-GAAP financial measures has certain limitations because they do not reflect all items of income and expense that affect our operations. An additional limitation of these non-GAAP financial measures is that they do not have standardized meanings, and therefore other companies may use the same or similarly named measures but exclude different items or use different computations. We compensate for these limitations by reconciling the non-GAAP financial measures to the most comparable GAAP financial measures. Non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial information prepared and presented in accordance with GAAP. Further, these non-GAAP measures may differ from the non-GAAP information used by other companies, including peer companies, and therefore comparability may be limited. We encourage investors and others to review our financial information in its entirety and not rely on a single financial measure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, “Selected Financial Data” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Special Note Regarding Forward-Looking Statements” and Item I, Part 1A, “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a diversified digital content & media and domain name services company. We have developed a leading Internet-based model for the professional creation and distribution of high-quality content, and we have recently expanded our commerce-based products and services.  We are also a leader in the domain name industry, with a complete suite of products and services that our customers utilize as the foundation to build their online presence, including operating wholesale and retail domain name registrars, serving as a domain name registry and providing related services.

Our business is comprised of two service offerings: Content & Media and Domain Name Services. Our content & media service offering includes an online content creation studio with a large community of freelance creative professionals, a portfolio of leading owned and operated websites, and a digital artist marketplace and e-commerce platform. We deploy our proprietary content & media platform to our owned and operated websites, such as eHow.com, Livestrong.com and Cracked.com, and to websites operated by our customers. We also leverage our content creation studio for third-party brands, publishers and advertisers as part of our content solutions service offering. As a complement to our traditional content offerings we have recently integrated certain e-commerce and paid content offerings. In June 2013 we acquired Society6, LLC (“Society6”), a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints, phone cases, t-shirts and other products. We also offer certain on-demand services for purchase on an a la carte or subscription basis, such as eHow Now, a platform where customers chat directly with experts to receive advice and guidance. Our content & media service offering also includes a portfolio of websites primarily containing advertising listings, which we refer to as undeveloped websites.

Our domain name services include services provided by our domain name registrars, domain name registry and related services. Historically, this service offering has been comprised solely of our registrar service offering, which provides domain name registration and various related services to our customers, and we refer to this service offering as our Registrar service offering for historical periods. We own and operate the world’s largest wholesale Internet domain name registrar and the world’s second largest registrar overall, based on the number of names under management. We are also positioned to become a leading domain name registry through our participation in ICANN’s New gTLD Program, which is designed to expand the total number of domain name suffixes. Under the New gTLD Program, our domain name services business has entered into 21 registry operator agreements with ICANN to date, and we launched our first seven gTLDs into the marketplace in the first quarter of  2014. We also began providing registry back-end services to Donuts, a third-party domain name registry, in the fourth quarter of 2013. The combination of our existing registrar business and our new registry business will make us one of the largest providers of end-to-end domain name services in the world.

Our principal operations and decision-making functions are located in the United States. We report our financial results as one operating segment, with two distinct service offerings. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Together, our service offerings provide us with proprietary data that facilitate the creation of commercially valuable, long-lived content, which we combine with broad distribution and targeted monetization capabilities. We currently generate the vast majority of our Content & Media revenue through the sale of advertising, sales of products and to a lesser extent through subscriptions to our social media applications and through licensing, e-learning and other on-demand services. Substantially all of our Registrar revenue is derived from domain name registration and related value-added service subscriptions. Our chief operating decision maker regularly reviews revenue for each of our Content & Media and Registrar service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Content & Media and Registrar revenue separately.

Our wholly owned subsidiary, Rightside Group, Ltd. (“Rightside”), filed a Registration Statement on Form 10 with the SEC in January 2014, which Rightside amended in February 2014, in connection with the planned separation of the Company into two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Proposed Business Separation”). Upon completion of the Proposed Business Separation, Rightside will operate the domain name services business, while we will continue to own and operate our content and media business. The Proposed Business Separation is being structured as a pro rata distribution of Rightside shares to holders of our common stock (the “Distribution”). Consummation of the Proposed Business Separation is subject to final approval by our board of directors which may, in its absolute and sole discretion, decide at any time prior to the Distribution not to proceed with the Proposed

Business Separation or to change any of the terms related to the Proposed Business Separation or the Distribution. Consummation of the Proposed Business Separation is also subject to the satisfaction of several conditions, including receipt of a private letter ruling from the IRS, together with an opinion of our tax counsel, substantially to the effect that, among other things, the Proposed Business Separation will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, having the Registration Statement on Form 10 declared effective by the SEC and receipt of listing approval. We received the private letter ruling from the IRS on January 31, 2014. We have not yet finalized all of the details of the Proposed Business Separation.

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

For the years ended December 31, 2013, 2012 and 2011, we reported revenue of $394.6 million, $380.6 million and $324.9 million, respectively. For the years ended December 31, 2013, 2012 and 2011, our Content & Media offering accounted for 62%, 65% and 63% of our total revenue, respectively, and our Registrar service accounted for 38%, 35% and 37% of our total revenue, respectively.

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

Content & Media Metrics

—

page views: We define page views as the total number of web pages viewed across (1) our owned and operated websites and/or (2) our network of customer websites, to the extent that the viewed customer web pages host our monetization, social media and/or content services. Page views are primarily tracked through internal systems, such as our Omniture web analytics tool, contain estimates for our customer websites using our social media tools and may use data compiled from certain customer websites. We periodically review and refine our methodology for monitoring, gathering, and counting page views in an effort to improve the accuracy of our measure.

—	RPM: We define RPM as Content & Media revenue per one thousand page views.

Registrar Metrics

—

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

—

average revenue per domain: We calculate average revenue per domain by dividing Registrar revenue for a period by the average number of domains registered in that period. The average number of domains is the simple average of the number of domains at the beginning and end of the period.

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Year ended December 31,			% Change
	2013	2012	2011	2013 to 2012	2012 to 2011
Content & Media Metrics(1):
Owned & operated
Page views (in millions)	16,348	13,192	10,378	24%	27%
RPM	$11.96	$13.53	$15.14	-12%	-11%
Network of customer websites
Page views (in millions)	16,793	18,989	17,436	-12%	9%
RPM	$3.03	$3.58	$2.77	-15%	29%
RPM ex-TAC	$2.08	$2.55	$2.06	-18%	24%
Registrar Metrics(1):
End of Period # of Domains (in millions)	15.0	13.7	12.7	9%	8%
Average Revenue per Domain(2)	$10.36	$10.19	$10.08	2%	1%

(1)

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

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue from the sale of advertising in connection with our Content & Media service offering and domain name registration subscriptions in connection with our Domain Name Services offering. We believe there is an opportunity to diversify our Content & Media revenue streams through commerce initiatives to offer products and on-demand services for purchase and to create and distribute content for third party brands and publishers. To further our commerce initiatives, in June 2013 we acquired Society6, a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints and other products. Additionally, while our content is currently targeted primarily at users in the United States, we believe that there is an opportunity in the longer term for us to create content and sell products targeted at users located outside of the United States and thereby increase our revenue generated from countries outside of the United States. We may incur additional expenses associated with expanding our business internationally.

Our Content & Media revenue is currently primarily advertising-based and principally dependent upon page views and RPMs. We believe that there are opportunities to grow our page views by improving the user experience on our websites, creating more content in a greater variety of formats, particularly formats better suited for mobile devices, and expanding our network of customer websites where we can distribute content produced through our platform. However, we rely largely on search engine referrals to our owned and operated websites for page views.  Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow.com and Livestrong.com, and during 2013, we experienced several negative changes in Google referrals that, in the aggregate, were larger in magnitude than previous changes, and these changes resulted in substantial declines in traffic to our owned and operated websites. Other search engines may deploy similar changes. Additional changes to search engine algorithms may result in material fluctuations in our financial performance. Our RPMs may also be negatively impacted by changes in the online advertising marketplace, which could include lower rates received for mobile and other ad units as well as changes in the manner in which we sell our ad inventory.

In an effort to improve user experience and engagement, we regularly evaluate and strive to continuously improve our websites, content library and content creation platform. Such improvements include redesigning our websites, refining our content library through select removals and additions, establishing more stringent criteria for the admission of content creators, adding processes to ensure that each additional unit of content published is unique in relation to existing content units, creating new content formats designed to further diversify our content offering, renovating and improving existing content, and integrating commerce products and services with our content experience. For example, in response to the changes in search engine algorithms since 2011, we performed evaluations of our existing content library to identify potential improvements. As a result of these evaluations, we elected to remove certain content assets from service, resulting in $2.4 million, $2.1 million and $5.9 million of related accelerated amortization expense in the years ended December 31, 2013, 2012 and 2011, respectively. We may perform similar content remediations in the future, which could result in additional accelerated amortization expense related to the content that we remove from our library.

Our advertising revenue is primarily generated by advertising networks, which include both performance-based advertising, such as cost-per-click advertising where an advertiser pays only when a user clicks on their advertisement, and display advertising, where an advertiser pays each time an advertisement is displayed. The majority of our advertising revenue has historically been generated by our relationship with Google, and for the year ended December 31, 2013, approximately 34% of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with advertisers and provides us with cost-per-click and display advertisements, which we deploy to our owned and operated websites as well as certain websites owned by our customers with whom we share a portion of the advertising revenue. Any change in the type of services that Google provides to us could adversely impact our results of operations. Google also serves as the technology platform partner in connection with our programmatic ad sales offering.

We have recently shifted our advertising strategy to focus on programmatic offerings that utilize advertising network exchanges rather than a direct sales force. This shift requires us to actively manage the sale of inventory for our owned and operated websites on an advertising exchange. An inability to successfully implement and manage this process could negatively impact our results. Additionally, brands and advertisers are increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook and Twitter. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities, this could adversely impact our revenue from display advertising.

Substantially all of our Domain Name Services revenue is currently derived from domain name registrations and related value-added service subscriptions from our wholesale and retail customers to our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value-added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value-added service and customer service offerings, and best-in-class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as the acquisition of Name.com, a leading retail registrar. Certain of our large reseller customers account for a large portion of our Domain Name Service revenue, and from time to time, we enter into multi-year agreements with those customers.

Going forward, we are diversifying our Domain Name Service offerings and expect to become a leading domain name registry offering new gTLDs, which we believe will help us attract new wholesale and retail customers as well as grow domain name registration volumes with existing customers. During the years ended December 31, 2013 and 2012, we paid $3.9 million and $18.2 million, respectively, for certain gTLD applications under the New gTLD Program in the pursuit of our ownership of certain gTLD operator rights.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying Content & Media and Domain Name Services revenue we generate. In the near term, we expect that the period-over-period growth in our Content & Media revenue will be slightly declining offset by growth in our Domain Name Service revenue, and we expect that our service costs will increase in 2014 compared to 2013 in line with Registrar and Society6 revenue growth. We believe that these factors, together with costs associated with our investment in new gTLDs, will constrain our operating margin growth in the short-term as we increase our investment in new business initiatives to support future growth. We will also continue to monitor changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of our long-lived assets, the market price of our stock, anticipated future cash flows and other indicators of the fair value of our reporting units to determine if an interim impairment test is necessary. If we are required to record an impairment charge on the carrying value of our long-lived assets, including our media content and goodwill arising from acquisitions, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

We are currently pursuing the separation of our business into two independent, publicly-traded companies: an Internet-based content and media company and a domain name services company. We expect to complete the proposed business separation by the end of the third quarter of 2014, but completion of the separation is at the discretion of our board of directors and subject to the satisfaction or waiver of various conditions, and the separation may not be consummated. Furthermore, the proposed business separation requires significant time and attention from our management and employees and requires us to incur significant costs, which could disrupt our ongoing operations and adversely affect our results of operations. Additionally, following completion of the proposed business separation, we will be a less diversified company and our results may be more likely to fluctuate from period to period.

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

We recognize revenue from product sales upon delivery, net of estimated returns based on historical experience. Payments received in advance of delivery are included in deferred revenue in the accompanying consolidated balance sheets. Revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk and we have latitude in establishing prices and selecting suppliers. Product sales and shipping revenue is recognized net of promotional discounts, rebates, and return allowances. We periodically provide incentive offers to customers to encourage purchases. Such offers may include current discount offers, such as percentage discounts off current purchases, and other similar offers.

Registrar Revenue

Our Registrar revenue is principally comprised of registration fees charged to resellers and consumers in connection with new, renewed and transferred domain name registrations. In addition, our registrar also generates revenue from the sale of other value-added services that are designed to help our customers easily build, enhance and protect their domain names, including security services, email accounts and web hosting, and the performance of services for registries. Finally, we generate advertising and domain name sales revenue as part of our aftermarket service offering. We generate this aftermarket revenue on domain names that we own, as well as by providing these services to third parties. Our revenue varies based upon the number of domain names registered or utilizing our aftermarket service offerings, the rates we charge our customers, our ability to sell value-added services, our ability to sell domain names from our portfolio, and the monetization we are able to achieve through our aftermarket service offerings. We primarily market our wholesale registration services under our eNom brand, and our retail registration services under our Name.com brand.

We began our service offering related to our New gTLD Initiative in the fourth quarter of 2013. The amount as well as the timing of revenue is uncertain and is dependent upon when our back-end registry customers' applications for gTLDs are approved by ICANN, the outcome of negotiations or auctions to acquire the operating rights for gTLD applications contested with other participants, and the continued progress of the overall ICANN New gTLD initiative. To the extent that our registry will offer performance incentive rebates to our partners, those incentives will be recognized as a reduction to revenue.

Operating Expenses

Operating expenses consist of service costs, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock-based compensation and depreciation expenses associated with our capital expenditures.

Service Costs

Service costs consist of fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; personnel costs related to in-house editorial, customer service and information technology; outsourced product manufacturing costs; shipping and handling; artist royalties; ad serving fees; and certain content production costs such as our premium multi-channel video deal with YouTube in 2012 and costs associated with our paid content initiatives. Our service costs are dependent on a number of factors, including the amount of traffic on our platform and the volume of domain registrations and value-added services supported by our Registrar. In the near term, we expect increases in costs associated with our investment in new business initiatives in 2014 (including new gTLDs, Society6, content solutions and content expenses on our owned and operated websites) resulting in higher service costs compared to historical results.

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

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support growth in our business, including expenses required to support our Content Solutions and new gTLD initiatives. Due to our recent shift to focus on premium programmatic offerings that utilize advertising network exchanges rather than a direct sales force, we currently anticipate that our sales and marketing expenses will decrease in the near term as a percent of revenue, with Content & Media sales and marketing expense decreases offset by investing in activities to support the growth of our new gTLD initiative.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, our owned and operated websites and future product and service offerings of our Registrar. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, including our gTLD initiative and acquisition of Society6, but remain relatively flat as a percentage of revenue compared to 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third-party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the year ended December 31, 2013 and 2012, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. We anticipate general and administrative expenses will remain relatively flat in the near term.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to acquire content that our models predict to embody probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect intangible amortization expense to decrease in the near term as we reduced our investment in content intangible assets in 2013 and 2012 as compared to prior years, and we elected to remove certain articles from service in 2013, 2012 and 2011. This will be partially offset by an increase in amortization expense as a result of the Society6 acquisition during 2013. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Stock-based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, restricted stock issued to employees and expenses relating to our Employee Stock Purchase Plan. We record the fair value of these equity-based awards and expense at their cost ratably over their related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase common and preferred stock issued to certain non-employees.

As of December 31, 2013, we had approximately $37.2 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 2.5 years. Stock-based compensation expense in 2014 is expected to be relatively consistent with 2013 based on the existing unrecognized stock-based compensation expense, but may fluctuate depending on the magnitude of additional stock-based awards that we will make in order to continue to attract and retain employees and in connection with potential business acquisitions.

Interest Expense

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our term loan facility. As of December 31, 2013 $96.3 million principal balance was outstanding under the term loan facility.

Interest Income

Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds.

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

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have legal presence, including the United Kingdom, Cayman Islands, Ireland, the Netherlands, Canada andArgentina. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

As of December 31, 2013, we had approximately $71.0 million of federal and $16.0 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2020 for federal and 2013 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. If an ownership change is deemed to have occurred as a result of our initial public offering, potential near term utilization of these assets could be reduced.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Our revenue is principally derived from the following services:

Content & Media

Advertising Revenue.  Advertising revenue is generated by performance-based Internet advertising, such as cost-per-click ("CPC") advertising, in which an advertiser pays only when a user clicks on their advertisement that is displayed on our owned and operated websites and customer websites; fees generated by users viewing third-party website banners and text-link advertisements; fees generated by enabling customer leads or registrations for partners; and fees from referring users to, or from users making purchases on, sponsors’ websites. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of the other performance criteria. Revenue from performance-based arrangements, including referral revenue, is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

Where we enter into revenue sharing arrangements with our customers, such as those relating to advertising on our customers' domains, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers as revenue-sharing expenses, which are included in service costs. In circumstances where the customer acts as the primary obligor, we recognize the underlying revenue on a net basis.

In certain cases, we record revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 45 days of the period end.

Subscription Services and Social Media Services.  Subscription services revenue is generated through the sale of membership fees paid to access content available on certain of our owned and operated websites. The majority of the memberships range from 6 to 12 month terms. Subscription services revenue is recognized on a straight-line basis over the membership term.

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

We recognize revenue from product sales upon delivery, net of estimated returns based on historical experience. Payments received in advance of delivery are included in deferred revenue in the accompanying consolidated balance sheets. Revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. Product sales and shipping revenue is recognized net of promotional discounts, rebates, and return allowances. We periodically provide incentive offers to customers to encourage purchases. Such offers may include current discount offers, such as percentage discounts off current purchases, free shipping and other similar offers. Sales tax is not included in revenue, as we are a pass-through conduit for collecting and remitting sales taxes.

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

Registrar

Domain Name Registration Service Fees.  We recognize revenue from registration fees charged to third parties in connection with new, renewed and transferred domain name registrations on a straight-line basis over the registration term, which ranges from one to ten years. We include payments received in advance of the domain name registration term in deferred revenue in our consolidated balance sheets. The registration term and related revenue recognition commences once we confirm that the requested domain name has been recorded in the appropriate registry under accepted contractual performance standards. We defer the associated direct and incremental costs, which principally consist of registry and ICANN fees, and expense them as service costs on a straight-line basis over the registration term.

Our businesses including eNom and Name.com, are ICANN accredited registrars. Thus, we are the primary obligor with our reseller and retail registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, we report revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, we do not recognize any revenue related to transactions between our reseller customers and the ultimate retail customers. A portion of our resellers have contracted with us to provide billing and credit card processing services to the resellers' retail customer base in addition to registration services. Under these circumstances, the cash collected from its resellers' retail customer base exceeds the fixed amount per transaction that we charge for domain name registration services. Accordingly, these amounts, which are collected for the benefit of the reseller, are not recognized as revenue and are recorded as a liability until remitted to the reseller on a periodic basis. We report revenue from these resellers on a net basis because the reseller determines the price to charge retail customers and maintains the primary customer relationship.

Value Added Services.  We recognize revenue from online registrar value-added services, which include, but are not limited to, security certificates, domain name identification protection, charges associated with alternative payment methodologies, web hosting services and email services on a straight-line basis over the period in which services are provided. We include payments received in advance of services being provided in deferred revenue.

Auction Service Revenue.  Domain name auction service revenue represents proceeds received from selling domain names from our portfolio, as well as proceeds received from selling domain names that are not renewed by customers of our registrar platform. Domain name sales are primarily conducted through our direct sales efforts as well as through our NameJet joint venture. Domain name sales revenue is recognized when title to the name is transferred to the buyer and the related registration fees are recognized on a straight-line basis over the registration term. If we sell a domain name, any unamortized cost basis is recorded as a service cost. For domain name sales generated through NameJet, we recognize revenue net of auction service fee payments to NameJet.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from:

—

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

—

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

—

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

—

customers who syndicate our content over their websites in exchange for a share of related advertising revenue. Accounts receivable from our customers are recorded at the revenue share as reported by our customers and are due within 30 to 45 days; and

—	certain domain reseller customers of our Registrar service offering.

Our Registrar services are primarily conducted on a prepaid basis or through credit card or Internet payments processed at the time a transaction is consummated and we do not carry significant receivables related to these business activities. As a result and for each of the periods presented, we did not maintain an allowance for potentially uncollectible receivables from our customers.

Receivables from registries represent amounts due from registries and from certain domain reseller customers of our registrar service offering. Receivables from registries represent refundable amounts for registrations that were placed on auto-renew status by the registries, but were not explicitly renewed by a registrant as of the balance sheet dates. Registry services accounts receivable is recorded at the amount of registration fees paid by us to a registry for all registrations placed on auto-renew status. Subsequent to the lapse of a prior registration period, a registrant either renews the applicable domain name with us, which results in the application of the refundable amount to a consummated transaction, or the registrant lets the domain name registration expire, which results in a refund of the applicable amount from a registry to us.

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables from our customers based on our best estimate of the amount of probable losses from existing accounts receivable. We determine the allowance based on an analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. In addition, past due balances over 90 days and specific other balances are reviewed individually for collectability on at least a quarterly basis.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2013, we determined that we have three reporting units. We perform an assessment whether a reporting unit's fair value is less than our carrying value of its assets. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then a second step is performed to determine the amount of the impairment loss. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2013, and based on the results of the annual impairment test, the fair value of each reporting unit exceeded its carrying value and therefore no impairment of goodwill existed at December 31, 2013.

In late February 2014, we experienced a decline in our stock price that resulted in our market capitalization being lower than the book value of our net assets for a short period of time prior to the issuance of the consolidated financial statements. We considered whether this subsequent information affected the conclusions reached as part of our annual goodwill impairment test and determined that they did not.  We will continue to monitor the market price of our stock as well as our anticipated future cash flows and other indicators of the fair value of our reporting units and will perform an interim impairment test if determined to be necessary.

Capitalization and Useful Lives Associated with our Intangible Assets, including Content and Internal Software and Website Development Costs

We publish long-lived media content generated by our content studio which we commission and acquire from third-party freelance creative professionals. Direct costs incurred for each individual content unit that we determine embodies a probable future economic benefit are capitalized. The vast majority of direct content costs represent amounts paid to freelance creative professionals to acquire content units and, to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of acquired content units prior to their publication. Internal costs not directly attributable to the enhancement of content units acquired prior to publication are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of websites on which our content resides. We generally acquire content when our internal systems and processes, including an analysis of millions of historical Internet search queries, advertising marketing terms, or keywords, and other data provide reasonable assurance that, given predicted consumer and advertiser demand relative to our predetermined cost to acquire the content, the content unit will generate revenue over its useful life that exceed the cost of acquisition. In determining whether content embodies probable future economic benefit required for asset capitalization, we make judgments and estimates including the forecasted number of page views and the advertising rates that the content will generate. These estimates and judgments take into consideration various inherent uncertainties including, but not limited to, total expected page views over the articles useful life, our expected ability to renew at favorable terms or replace certain material agreements with Google that currently provide a significant portion of our revenue; the expected ability of our direct advertising sales force to sell branded advertisements; the fact that our content creation and distribution model is new and evolving and may be impacted by competition and technological advancements; our ability to expand existing and enter into new distribution channels and applications for our content; and whether we will be able to continue to create content of the same quality or generate similar economic returns from content in the future. Management has reviewed, and intends to regularly review the operating performance of content in determining probable future economic benefits of our content.

We also capitalize initial registration and acquisition costs of our undeveloped websites and our internally developed software and website development costs during their development phase.

In addition we have also capitalized certain identifiable intangible assets acquired in connection with business combinations and we use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions and estimates including projected revenue, operating costs, growth rates, useful lives and discount rates.

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

Recoverability of Long-lived Assets

We evaluate the recoverability of our intangible assets, and other long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners such as Google on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrates continuing losses associated with the use of our long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long-lived assets, including (i) the nature of the direct and any indirect revenue generated by the assets; (ii) the interdependency of the revenue generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenue, operating margins, economic life of assets, overheads, taxation and discount rates. To date, we have not recognized any such impairment loss associated with our long-lived assets.

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax (benefit) provision in the accompanying consolidated statements of operations.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Stock-based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service and/or performance based vesting conditions the fair value is estimated using the Black-Scholes-Merton option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat share-based payment awards, other than performance awards, with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options, restricted stock units and restricted stock awards.

We account for share-based payment awards and stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. Stock option awards to non-employees are accounted for at fair value using the Black-Scholes-Merton option pricing model. We believe that the fair value of share-based payment awards and stock options is more reliably measured than the fair value of the services received. The fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.
The Black-Scholes-Merton option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include the expected volatility, expected term of the award and estimated forfeiture rates.

We estimated the expected volatility of our awards from the historical volatility of selected public companies within the Internet and media industry with comparable characteristics to Demand Media, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through December 31, 2008, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. Effective January 1, 2009, we calculated the weighted average expected life of our options based upon our historical experience of option exercises combined with estimates of the post-vesting holding period. The-risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero as we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on applicable historical forfeiture patterns adjusted for any expected changes in future periods.

Under the Demand Media Employee Stock Purchase Plan ("ESPP"), eligible officers and employees could purchase a limited amount of Demand Media's common stock at a discount to the market price in accordance with the terms of the plan as described in Note 12 ("Stock-based Compensation Plans and Awards") to our consolidated financial statements. Demand Media uses the Black-Scholes-Merton option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Revenue	$394,598	$380,578	$324,866
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	204,763	181,018	155,830
Sales and marketing	46,445	46,501	37,394
Product development	44,187	40,708	38,146
General and administrative	73,277	63,025	59,451
Amortization of intangible assets	44,409	40,676	47,174
Total operating expenses	413,081	371,928	337,995
Total income (loss) from operations	(18,483)	8,650	(13,129)
Interest income	21	42	56
Interest expense	(1,642)	(622)	(861)
Other income (expense), net	(61)	(111)	(413)
Gain on other assets, net	4,232	-	-
Income (loss) before income taxes	(15,933)	7,959	(14,347)
Income tax expense	(4,241)	(1,783)	(4,177)
Net income (loss)	(20,174)	6,176	(18,524)
Cumulative preferred stock dividends	-	-	(2,477)
Net income (loss) attributable to common stockholders	$(20,174)	$6,176	$(21,001)

(1) Depreciation expense included in the above line items:
Service costs	$14,213	$14,452	$16,075
Sales and marketing	379	453	423
Product development	865	1,025	1,466
General and administrative	5,044	3,728	2,994
Total depreciation	$20,501	$19,658	$20,958

(2) Stock-based compensation included in the above line items:
Service costs	$2,778	$2,820	$2,052
Sales and marketing	5,328	6,118	4,857
Product development	5,186	6,452	5,013
General and administrative	14,092	15,978	16,934
Total stock-based compensation	$27,384	$31,368	$28,856

As a percentage of revenue:

	Year ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets)	51.8%	47.6%	48.0%
Sales and marketing	11.8%	12.2%	11.5%
Product development	11.2%	10.7%	11.7%
General and administrative	18.6%	16.6%	18.3%
Amortization of intangible assets	11.3%	10.7%	14.5%
Total operating expenses	104.7%	97.7%	104.0%
Income (loss) from operations	-4.7%	2.3%	-4.0%
Interest income	0.0%	0.0%	0.0%
Interest expense	-0.4%	-0.2%	-0.3%
Other income (expense), net	0.0%	0.0%	-0.1%
Gain on other assets, net	1.1%	0.0%	0.0%
Income (loss) before income taxes	-4.0%	2.1%	-4.4%
Income tax expense	-1.1%	-0.5%	-1.3%
Net income (loss)	-5.1%	1.6%	-5.7%

Revenue

Revenue by service line was as follows (in thousands):

	Year ended December 31,			% Change
	2013	2012	2011	2013 to 2012	2012 to 2011
Content & Media:
Owned and operated websites	$195,546	$178,511	$157,089	10%	14%
Network of customer websites	50,851	67,888	48,361	-25%	40%
Total Content & Media	246,397	246,399	205,450	0%	20%
Registrar	148,201	134,179	119,416	10%	12%
Total revenue	$394,598	$380,578	$324,866	4%	17%

Content & Media Revenue from Owned and Operated Websites

2013 compared to 2012. Content & Media revenue from our owned and operated websites increased by $17.0 million, or 10%, to $195.5 million for the year ended December 31, 2013, as compared to $178.5 million for the same period in 2012. Excluding the Society6 acquisition, Content & Media revenue from our owned and operated websites for the year ended December 31, 2013, increased $2.7 million or 2%. Page views increased by 24%, to 16,348 million page views in the year ended December 31, 2013 from 13,192 million page views in the year ended December 31, 2012 primarily due to stronger mobile growth across our owned and operated websites, particularly on eHow.com, and from our international websites, offsetting declines in search engine referral traffic. Additionally revenue from our portfolio of undeveloped websites increased $2.6 million to $17.8 million in the year ended December 31, 2012 from $15.2 million in the year ended December 31, 2012, primarily due to domain sales of $11.6 million during the year. RPMs decreased by 12%, to $11.96 in the year ended December 31, 2013 from $13.53 in the year ended December 31, 2012 primarily due to a mix shift to lower RPM page views from mobile and international, as well as declines in advertising demand.

2012 compared to 2011. Content & Media revenue from our owned and operated websites increased by $21.4 million, or 14%, to $178.5 million for the year ended December 31, 2012, as compared to $157.1 million for the same period in 2011. The increase was largely due to increased page views partially offset by decreased RPMs. Page views on our owned and operated websites increased by 27%, from 10,378 million page views in the year ended December 31, 2011 to 13,192 million page views in the year ended December 31, 2012. RPMs on our owned and operated websites decreased by 11%, from $15.14 in the year ended December 31, 2011 to $13.53 in the year ended December 31, 2012. The page view increase included the impact of a website product enhancement we implemented in the second quarter of 2011 with respect to the presentation of photo-centric content on certain of our owned and operated sites, which did not impact advertising impressions. The remaining increase in underlying page views was due primarily to growth in traffic, including rapid growth in traffic from mobile devices, to our content published during or before 2011 on our largest owned and operated websites including eHow.com and Cracked.com. The underlying decrease in RPMs was primarily attributable to relatively higher growth in page views driven from mobile devices which currently generate lower RPMs as compared to those generated from desktop devices.

Content & Media Revenue from Network of Customer Websites

2013 compared to 2012. Content & Media revenue from our network of customer websites for the year ended December 31, 2013 decreased by $17.0 million, or 25%, to $50.9 million, as compared to $67.9 million in the same period in 2012. The decrease was primarily due to lower revenue associated with less content delivered year-over-year under the YouTube Channels agreement as we satisfied our final content delivery requirements in the first quarter of 2013, as well unfavorable $2.7 million revenue adjustments from an advertising partner related to activity on certain network websites during 2013. There was a decline in both page views and RPMs. Page views on our network of customer websites decreased by 2,196 million, or 12%, from 18,989 million page views in the year ended December 31, 2012, to 16,793 million pages viewed in the year ended December 31, 2013. The decline in page views was due primarily to a decrease in page views associated with our Pluck customer base, partially offset by base growth in page views from our IndieClick network. The decrease in RPMs was primarily due to lower YouTube channels revenue and the unfavorable revenue adjustment mentioned above and growth in IndieClick page views, which typically average lower RPMs.

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

Registrar Revenue

2013 compared to 2012. Registrar revenue for the year ended December 31, 2013 increased $14.0 million, or 10%, to $148.2 million compared to $134.2 million for the same period in 2012. The increase was largely due to the December 2012 acquisition of Name.com as well an increase in average revenue per domain. The number of domain registrations increased 1.3 million, or 9%, to 15.0 million during the year ended December 31, 2013 as compared to 13.7 million during the same period in 2012, primarily due to the acquisition of Name.com. Our average revenue per domain increased slightly by $0.17, or 2%, to $10.36 during the year ended December 31, 2013 from $10.19 during the same period in 2012, was primarily due to the acquisition of Name.com. Excluding the Name.com acquisition, registrar revenue for the year ended December 31, 2013, increased $4.9 million or 4% due to average domains under management, and a price increase for .com as compared to the prior year.

2012 compared to 2011. Registrar revenue for the year ended December 31, 2012 increased $14.8 million, or 12%, to $134.2 million compared to $119.4 million for the same period in 2011. The increase was largely due to an increase in domains, which were attributable in large part to an increased number of new domain registrations and domain renewal registrations in 2012 compared to 2011, as well as an overall increase in our average revenue per domain. The number of domain registrations increased 1.0 million, or 8%, to 13.7 million during the year ended December 31, 2012 as compared to 12.7 million in the same period in 2011. The increase was driven by new partnerships with large reseller partners and growth from existing resellers. Our average revenue per domain increased slightly by $0.11, or 1%, to $10.19 during the year ended December 31, 2012 from $10.08 in the same period in 2011 due in part to an increase in value added services revenue as compared to 2011.

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

Cost and Expenses

Operating costs and expenses were as follows (in thousands):

	Year ended December 31,			% Change
	2013	2012	2011	2013 to 2012	2012 to 2011
Service costs (exclusive of amortization of intangible assets)	$204,763	$181,018	$155,830	13%	16%
Sales and marketing	46,445	46,501	37,394	0%	24%
Product development	44,187	40,708	38,146	9%	7%
General and administrative	73,277	63,025	59,451	16%	6%
Amortization of intangible assets	44,409	40,676	47,174	9%	-14%

Service Costs

2013 compared to 2012. Service costs for the year ended December 31, 2013 increased by approximately $23.7 million, or 13%, to $204.8 million compared to $181.0 million in the same period in 2012. The increase was primarily due to a $13.1 million increase in domain registry fees and registrar costs associated with our growth in domain registrations and related revenue over the same period and the acquisition of Name.com in December 2012, a $3.7 million increase in personnel related costs, including stock-based compensation, a $10.1 million increase in product costs due to the Society6 acquisition, a $2.1 million increase primarily driven by ad serving costs and a $0.9 million increase in information technology expense to support growth in our business. These factors were partially offset by a $3.3 million decrease in content related expenses primarily associated with our YouTube Channels agreement and a $3.5 million decrease in TAC.

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

Sales and Marketing

2013 compared to 2012. Sales and marketing expenses slightly decreased by $0.1 million, to $46.4 million for the year ended December 31, 2013 from $46.5 million for the same period in 2012. There was a decrease of $1.4 million in marketing and consulting activities, offset by an increase in expense of $1.3 million driven by increased personnel related costs, including stock-based compensation expense, due to the Name.com, Society6 and Creativebug acquisitions, and growth in our advertising sales teams.

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

Product Development

2013 compared to 2012. Product development expenses increased by $3.5 million, or 9%, to $44.2 million during the year ended December 31, 2013 compared to $40.7 million in the same period in 2012. The increase was largely due to a $3.3 million increase in personnel related costs due to the Society6 and Name.com acquisitions, including stock-based compensation expense, net of internal costs capitalized as internal software development, as well as a $0.2 million increase in expense related to the new gTLD business.

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

General and Administrative

2013 compared to 2012. General and administrative expenses increased by $10.3 million, or 16%, to $73.3 million during the year ended December 31, 2013 compared to $63.0 million in the same period in 2012. The increase was primarily of expense related to a $3.4 million increase in rent and facilities expense and $4.2 million of expense relating to the Proposed Business Separation. The increase in rent expense was largely due to incremental rent and facilities expense associated with our new headquarters in Santa Monica. In addition there was $0.9 million increase in information technology expense to support growth in our business, increased personnel related costs, including stock-based compensation of $0.5 million and increased depreciation expense of $1.3 million due to our acquisitions in prior years.

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

Amortization of Intangibles

2013 compared to 2012. Amortization expense for the year ended December 31, 2013 increased by $3.7 million, or 9%, to $44.4 million compared to $40.7 million in the same period in 2012. The increase is primarily due to additional amortization expense from intangible assets acquired from acquisitions in 2011, Name.com in 2012 and Society6 in 2013, as well as an increase in capitalized content assets.

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

Interest Income

Interest income for the year ended December 31, 2013 and 2012, respectively, changed by less than $0.1 million compared to the same period in the prior year.

Interest Expense

2013 compared to 2012. Interest expense for the year ended December 31, 2013 increased by $1.0 million compared to the same period in 2012 primarily due to the increased balance outstanding under the new credit facility that was entered into during the third quarter 2013.

2012 compared to 2011. Interest expense for the year ended December 31, 2012 decreased by $0.2 million compared to the same period in 2011 primarily due to a one-time acceleration of the unamortized debt issuance costs following the replacement of our credit facility in the third quarter of 2011.

Other Income (Expense), Net

2013 compared to 2012. Other income (expense), net for the year ended December 31, 2012 decreased by less than $0.1 million, to an expense of $0.1 million.

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

Gain on Other Assets, Net

2013 compared to 2012. Gain on other assets, net, increased by $4.2 million, primarily due to the withdrawals in our interest of certain gTLD applications. There was no gain or loss on other assets, net for the same periods in 2012 and 2011.

Income Tax (Benefit) Provision

2013 compared to 2012. During the year ended December 31, 2013, we recorded an income tax provision of $4.2 million compared to $1.8 million during the same period in 2012, representing a $2.4 million increase. The increase was primarily due to an increase in the tax amortization of goodwill from recent acquisitions and its impact on our valuation allowance. In addition, we experienced a one-time tax savings in 2012 as a result of settling a tax issue in a foreign jurisdiction.

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

Selected Quarterly Financial Data

The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2013 and 2012, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(In thousands, except per share data)
	Unaudited
Revenue:
Content & Media:
Owned and operated websites	$49,703	$51,709	$48,007	$46,127	$39,348	$44,990	$45,377	$48,796
Network websites	15,588	12,790	10,578	11,895	14,615	14,677	18,759	19,837
Total Content & Media	65,291	64,499	58,585	58,022	53,963	59,667	64,136	68,633
Registrar	35,329	36,567	37,666	38,639	32,271	33,388	34,011	34,509
Total revenue	100,620	101,066	96,251	96,661	86,234	93,055	98,147	103,142
Operating expenses(1)(2):
Service costs (exclusive of amortization of
intangible assets)(3)	48,177	48,575	52,884	55,127	41,262	44,367	46,524	48,865
Sales and marketing	14,083	12,243	10,532	9,587	10,393	11,660	11,625	12,823
Product development	11,160	10,742	11,365	10,920	10,124	10,587	10,278	9,719
General and administrative	16,375	17,622	20,603	18,677	15,395	15,754	15,705	16,171
Amortization of intangible assets	9,559	10,551	10,614	13,685	11,956	9,759	9,501	9,460
Total operating expenses	99,354	99,733	105,998	107,996	89,130	92,127	93,633	97,038
Income (loss) from operations	1,266	1,333	(9,747)	(11,335)	(2,896)	928	4,514	6,104
Interest income	7	6	3	5	15	10	9	8
Interest expense	(153)	(165)	(656)	(668)	(137)	(173)	(155)	(157)
Other income (expense), net	(78)	(45)	74	(12)	(19)	(45)	(13)	(34)
Gain on other assets, net	-	1,229	1,337	1,666	-	-	-	-
Income (loss) before income taxes	1,042	2,358	(8,989)	(10,344)	(3,037)	720	4,355	5,921
Income tax expense (benefit)	(373)	(1,240)	(1,451)	(1,177)	1,195	(626)	(1,180)	(1,172)
Net income (loss)	$669	$1,118	$(10,440)	$(11,521)	$(1,842)	$94	$3,175	$4,749

Net income (loss) per share - basic	$0.01	$0.01	$(0.12)	$(0.13)	$(0.02)	$0.00	$0.04	$0.06
Net income (loss) per share - diluted	$0.01	$0.01	$(0.12)	$(0.13)	$(0.02)	$0.00	$0.04	$0.05

Weighted average number of shares - basic(4)	86,618	87,370	89,771	90,310	82,942	83,925	85,182	86,140
Weighted average number of shares - diluted(4)	87,743	88,451	89,771	90,310	82,942	86,802	88,751	88,444

(1) Depreciation expense included in the above line items:
Service costs	$3,982	$3,466	$3,413	3,352	$3,650	$3,552	$3,587	$3,663
Sales and marketing	107	99	89	84	134	106	105	108
Product development	236	225	201	203	282	271	234	238
General and administrative	1,020	1,094	1,403	1,527	898	899	906	1,025
Total depreciation	$5,345	$4,884	$5,106	$5,166	$4,964	$4,828	$4,832	$5,034

(2) Stock-based compensation included in the above line items:
Service costs	$611	$726	$741	700	$708	$761	$672	$679
Sales and marketing	1,923	1,406	1,148	851	1,536	1,585	1,400	1,597
Product development	1,165	1,270	1,667	1,084	1,688	2,085	1,396	1,283
General and administrative	3,564	3,478	3,930	3,120	3,459	4,118	4,578	3,823
Total stock-based compensation	$7,263	$6,880	$7,486	$5,755	$7,391	$8,549	$8,046	$7,382

(3) Service costs include traffic acquisition costs of:	$5,436	$4,045	$3,864	$2,644	$3,379	$4,380	$5,350	$6,332

(4)	For a description of the method used to compute our basic and diluted net loss per share, refer to note 4 in Part II, Item 6, “Selected Financial Data.”

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

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity were our cash and cash equivalents in the amount of $153.5 million, and our $125.0 million revolving loan facility.

Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings and, more recently, our investments in New gTLD Program formation expenses. Since our inception through December 31, 2013, we have also used significant cash to make strategic acquisitions to further grow our business, including the recent acquisitions of Name.com in December 2012, Creativebug in March 2013, Society6 in June 2013 and earlier acquisitions detailed in our 2012 Annual Report on Form 10-K. We may make further acquisitions in the future.

In connection with our gTLD Initiative under the New gTLD Program, we incurred formation expenses of $8.4 million through December 31, 2013. We also made capital investments in gTLD applications of $3.9 million and $18.2 million in the years ended December 31, 2013 and 2012, respectively. The net amount of investment incurred in our pursuit of gTLD operator rights in 2014 is expected to be substantially higher as the New gTLD Program progresses. In addition, for the year ended December 31, 2013, we recorded a $4.2 million net gain related to the withdrawals of our interest in certain gTLD applications.

We announced a $25.0 million stock repurchase plan on August 19, 2011, which was increased on February 8, 2012 to $50.0 million. Under the plan, we were authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or in negotiated transactions. During the year ended December 31, 2013, we repurchased 0.6 million shares at an average price of $8.65 per share for an aggregate amount of $4.8 million. Approximately $19.2 million remains available under the repurchase plan at December 31, 2013. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

We entered into a credit agreement, dated August 29, 2013, with Silicon Valley Bank, as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million senior secured term loan facility (the “Term Loan Facility”) and a $125.0 million senior secured revolving loan facility (the “Revolving Loan Facility”), each maturing on August 29, 2018. The Credit Agreement replaced our existing revolving credit facility that we entered into in August 2011, and a portion of the proceeds from the Term Loan Facility were used to repay the $20.0 million outstanding principal balance of, and all accrued but unpaid interest and other amounts due under, the 2011 revolving credit facility.

The Term Loan Facility provides for an up to $100.0 million term loan that was fully drawn at December 31, 2013 (“Term Loans”). The Revolving Loan Facility provides for borrowings up to $125.0 million, with the right (subject to certain conditions and at the discretion of the lenders) to increase the Revolving Loan Facility by up to $25.0 million in the aggregate. The Revolving Loan Facility also includes sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans. Beginning on December 31, 2013, the Term Loans shall be repaid in quarterly installments of $3.75 million and repaid Term Loans cannot be re-borrowed. At December 31, 2013, $96.3 million was outstanding under the Term Loan Facility, no principal balance was outstanding under the Revolving Loan Facility and approximately $113.8 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $11.2 million.

Under the Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR bear interest at a rate between LIBOR plus 2.00% and LIBOR plus 3.00%, depending on our consolidated leverage ratio. Loans based on the base rate bear interest at the base rate plus an applicable margin of 1.00% or 2.00%, depending on our consolidated leverage ratio. We are required to pay a commitment fee between 0.20% and 0.40% per annum, depending on our consolidated leverage ratio, on the undrawn portion available under the Revolving Loan Facility. The weighted average variable interest rate of the outstanding loans at December 31, 2013 was 2.42%.

Our obligations under the Credit Agreement are guaranteed by our material direct and indirect domestic subsidiaries, subject to certain exceptions. Our obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all of our tangible and intangible property and substantially all of the tangible and intangible property of our domestic subsidiaries that are guarantors, and by a pledge of all of the equity interests of our material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.

The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants requiring compliance with a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio, as well as other restrictions typical for a financing of this type that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance outstanding under the Credit Agreement becoming immediately due and payable and termination of the outstanding commitments available under the Revolving Loan Facility. As of December 31, 2013, we were in compliance with the covenants under the Credit Agreement.

The new credit facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives, including the separation of our domain name services business. The Credit Agreement permits the Proposed Business Separation to occur subject to certain conditions, including pro forma compliance with the affirmative and negative covenants, including the financial covenants, set forth in the Credit Agreement, and maintenance of a minimum level of liquidity and a minimum trailing twelve month adjusted earnings before taxes, interest, depreciation and amortization expense after giving effect to the Proposed Business Separation.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and loans with a syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies.

We expect that our existing cash and cash equivalents, Revolving Loan Facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions. We currently have an effective shelf registration statement on file with the SEC which we may use to offer and sell debt or equity securities with an aggregate offering price not to exceed $100.0 million.

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Year ended December 31,
	2013	2012	2011
Net cash provided by operating activities	76,163	90,983	85,349
Net cash used in investing activities	(114,535)	(67,482)	(98,539)
Net cash provided by (used in) financing activities	89,030	(6,566)	66,936

Cash Flow from Operating Activities

Year ended December 31, 2013

Net cash inflows from our operating activities was $76.2 million, a decrease of 16% or $14.8 million compared to the prior year. Our net loss during the period was $20.2 million, which included non-cash charges of $91.1 million such as depreciation, amortization, stock-based compensation, gain on other assets, net and deferred taxes. The remainder of the movement in our cash flow from operating activities was from changes in our working capital, including increases in prepaids and other assets, accrued expenses, other long-term assets, deferred registration costs and deposits with registries of $18.4 million, offset in part by increases in accounts receivable, accounts payable and deferred revenue of $32.2 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar business during the period, while the decrease in our accounts receivable balances was primarily due to timing of collections.

Year ended December 31, 2012

Net cash inflows from our operating activities was $91.0 million, an increase of 7% or $5.6 million compared to the prior year. Our net income during the period was $6.2 million, which included non-cash charges of $93.4 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of the movement in our cash flow from operating activities was from changes in our working capital, including increases in deferred revenue, accounts payable and accrued expenses of $10.6 million, offset by increases in accounts receivable and deferred registration costs of $21.0 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our Registrar service during the period. The increase in accrued expenses is reflective of increases in amounts due to certain vendors and our employees resulting from growth in our business. The increase in our accounts receivable reflects growth in advertising revenue including a higher mix of balances from brand advertising sales.

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

Cash Flow from Investing Activities

Years ended December 31, 2013, 2012 and 2011

Net cash used in investing activities was $114.5 million, $67.5 million and $98.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. Cash used in investing activities during the years ended December 31, 2013, 2012 and 2011 included investments in our intangible assets of $16.8 million, $13.2 million and $49.3 million, respectively, primarily comprising of media content. Cash used in investing activities included investments in property and equipment of $26.7 million, $17.7 million and $18.2 million during the year ended December 31, 2013, 2012 and 2011, respectively. These expenditures included investments in servers and IT equipment, fixtures and fittings, leasehold improvements and internally developed software. Cash flows used in investing activities in 2013 included the acquisitions of a total purchase price of $94.3 for Society6 and $8.0 million for Creativebug. Business acquisitions made during the year ended December 31, 2012 included Name.com for total purchase consideration of $18.0 million, as well as $1.3 million of deferred consideration for acquisitions made in prior years.. Name.com was acquired to expand our registrar platform as we prepare for the historic release of new gTLDs. Business acquisitions made during the year ended December 31, 2011 included RSS Graffiti for total purchase consideration of $16.3 million and IndieClick Media Group for total purchase consideration of $13.0 million. RSS Graffiti was acquired to enhance our social media service offering and the IndieClick Media Group was acquired to expand our sales organization with particular focus on online properties in the entertainment, music, film, fashion and comedy categories. Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was largely to support the growth of our business and infrastructure during these periods.

Cash Flow from Financing Activities

Years ended December 31, 2013, 2012 and 2011

Net cash provided by (used in) financing activities was $89.0 million, $(6.6) million and $66.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011 we repurchased 0.6 million, 1.1 million and 2.3 million shares of common stock at a cost of $4.8 million, $8.9 million and $17.1 million, respectively, under our share repurchase plan. During the years ended December 31, 2013, 2012 and 2011 we received proceeds of $4.7 million, $12.5 million and $7.6 million, respectively, from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan and we incurred $4.6 million, $9.5 million and $0.7 million, respectively, of costs related to net taxes paid on employee stock options exercises and RSUs vesting. Cash provided from financing activities in the year ended December 31, 2011 included $78.5 million in net proceeds from our initial public offering net of issuance costs of $3.3 million paid in that period. We also incurred $1.0 million of costs related to the replacement of our previous credit facility with our Credit Agreement in 2011 which provides for a $105 million, five year revolving loan facility, with the right (subject to certain conditions) to increase such facility by up to $75 million in the aggregate. The syndicate of commercial banks under the Credit Agreement has no obligation to fund any increase in the size of the facility. The activity for the year ended December 31, 2013, includes the Credit Agreement that replaced the revolver, providing for a Term Loan facility of $100.0 million and a $125.0 million Revolving Loan Facility. We drew down all of the Term Loan Facility during 2013 and also incurred costs of $1.9 million related to the Credit Agreement.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period-to-period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2013, 2012 and 2011, we used $26.7 million, $17.7 million and $18.2 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase equipment. We currently anticipate making capital expenditures of between $10 million and $20 million during the year ending December 31, 2014.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2013 (in thousands):

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Debt	$17,191	$34,545	$51,327	$-	$103,063
Operating lease obligations	4,425	6,970	5,866	1,509	18,770
Capital lease obligations	728	61	-	-	789
Purchase obligations(1)	932	-	-	-	932
Total contractual obligations	$23,276	$41,576	$57,193	$1,509	$123,554

(1)	Consists of minimum contractual purchase obligations for undeveloped websites with one of our partners.

Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various non-cancelable operating leases that expire between April 2014 and April 2019.

We have $96.3 million of outstanding term loan obligations, and a $125.0 million revolving credit facility for general corporate purposes, which currently has no principal balance outstanding. At December 31, 2013, we had outstanding standby letters of credit for approximately $11.2 million primarily associated with certain payment arrangements with domain name registries and landlords.

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

Recent Accounting Pronouncements

See Note 2 of our Notes to Consolidated Financial Statements included in Part III, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

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

Concentrations of Credit Risk

As of December 31, 2013, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and three foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Advertising network partners that accounted for more than 10% of our consolidated accounts receivable balance were as follows:

	Year ended
	December 31,
	2013	2012
Google	27%	26%

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Interim President & Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2013, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Interim President & Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders (the “2014 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

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
2.1

Securities Purchase Agreement, dated as of June 20, 2013, by and among Demand Media, Inc., Society6, the Sellers and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 2013)

3.1

Amended and Restated Certificate of Incorporation of Demand Media, Inc., dated January 28, 2011 (incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)

3.2		Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
4.1

Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

4.2

Third Amended and Restated Stockholders’ Agreement, among Demand Media, Inc., and the stockholders listed on Exhibit A thereto, dated March 3, 2008 (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

4.2A

Amendment No. 1 to Third Amended and Restated Stockholders’ Agreement, dated October 21, 2010 (incorporated by reference to Exhibit 4.03 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

4.2B

Waiver of Registration Rights and Amendment to Stockholders’ Agreement, dated August 24, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.1	†

Form of Indemnification Agreement entered into by and between Demand Media, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.01 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 12, 2010)

10.2	†

Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, adopted April 2006 and amended and restated on June 26, 2008 (incorporated by reference to Exhibit 10.03 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.2A	†

First Amendment to the Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, dated June 1, 2009 (incorporated by reference to Exhibit 10.03A to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.3	†

Form of Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.06 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.4	†

Form of Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.5	†

Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.6	†

Demand Media, Inc. 2010 Incentive Award Plan, adopted August 3, 2010 (incorporated by reference to Exhibit 10.04 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.7	†

Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.05 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.8	†

Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011)

10.9	†

Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

10.10	†

Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.11	†

Employment Agreement between Demand Media, Inc. and Shawn Colo, dated August 31, 2010 (incorporated by reference to Exhibit 10.10A to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

10.12	†	Interim President and CEO Employment Agreement Side Letter, dated October 14, 2013, between Demand Media, Inc. and Shawn Colo (filed herewith)
10.12A	†	First Amendment to Interim President and CEO Employment Agreement Side Letter, dated October 15, 2013, between Demand Media, Inc. and Shawn Colo (filed herewith)
10.13	†

Amended and Restated Employment Agreement between Demand Media, Inc. and Mel Tang, dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.14	†

Employment Agreement between Demand Media, Inc. and Taryn Naidu, dated August 31, 2010 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2013)

10.15	†

Employment Agreement between Demand Media, Inc. and Richard Rosenblatt, dated August 5, 2010 (incorporated by reference to Exhibit 10.08 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.16	†

Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.17	†

Demand Media Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.18	†

Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated June 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.19

Google Services Agreement, between Google, Inc. and Demand Media, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.19A

Amendment Number 3 to Google Services Agreement, entered into as of September 1, 2011, between Google, Inc. and Demand Media, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.20

Credit Agreement, dated as of August 29, 2013, by and among Demand Media, Inc., the Lenders party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, U.S. Bank National Association, as Syndication Agent, Silicon Valley Bank and U.S. Bank National Association, as Joint Arrangers and Joint Bookrunners, and Silicon Valley Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2013)

10.21

Guarantee and Collateral Agreement, dated as of August 29, 2013, made by Demand Media, Inc. and the other Grantors party thereto in favor of Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2013)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
21.1	List of subsidiaries of Demand Media, Inc. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1

Certification of the Interim Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
† Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEMAND MEDIA, INC.
By:	/s/ SHAWN COLO
SHAWN COLO Interim President & Chief Executive Officer

Date: March 17, 2014

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Shawn Colo and Mel Tang, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, solely for the purposes of filing any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ SHAWN COLO Shawn Colo	Interim President & Chief Executive Officer (Principal Executive Officer)	March 17, 2014
/S/ MEL TANG Mel Tang	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2014
/S/ JAMES QUANDT James Quandt	Chairman of the Board	March 17, 2014
/S/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 17, 2014
/S/ VICTOR E. PARKER Victor E. Parker	Director	March 17, 2014
/S/ GAURAV BHANDARI Gaurav Bhandari	Director	March 17, 2014
/S/ JOHN A. HAWKINS John A. Hawkins	Director	March 17, 2014
/S/ PETER GUBER Peter Guber	Director	March 17, 2014
/S/ JOSHUA G. JAMES Joshua G. James	Director	March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Demand Media, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Demand Media, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2013 and 2012).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 17, 2014

Demand Media, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$153,511	$102,933
Accounts receivable, net	33,301	45,517
Prepaid expenses and other current assets	7,826	6,041
Deferred registration costs	66,273	57,718
Total current assets	260,911	212,209
Deferred registration costs, less current portion	12,514	11,320
Property and equipment, net	42,193	35,467
Intangible assets, net	88,766	91,746
Goodwill	347,382	266,349
Other assets	25,322	20,906
Total assets	777,088	637,997
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	12,814	10,471
Accrued expenses and other current liabilities	34,679	40,489
Deferred tax liabilities	22,415	18,892
Current portion of long-term debt	15,000	-
Deferred revenue	84,955	75,142
Total current liabilities	169,863	144,994
Deferred revenue, less current portion	16,929	15,965
Other liabilities	13,041	4,847
Long-term debt	81,250	-
Commitments and contingencies (Note 8)
Stockholders’ equity
Common Stock, $0.0001 par value. Authorized 500,000 shares; 90,707 shares issued and 86,701 shares outstanding at December 31, 2013 and 90,378 shares issued and 86,931 shares outstanding at December 31, 2012	11	11
Additional paid-in capital	611,028	562,692
Accumulated other comprehensive income	502	15
Treasury stock at cost, 4,006 and 3,447 at December 31, 2013 and 2012, respectively	(30,767)	(25,932)
Accumulated deficit	(84,769)	(64,595)
Total stockholders’ equity	496,005	472,191
Total liabilities and stockholders’ equity	$777,088	$637,997

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenue	$394,598	$380,578	$324,866
Operating expenses:
Service costs (exclusive of amortization of intangible
assets shown separately below)	204,763	181,018	155,830
Sales and marketing	46,445	46,501	37,394
Product development	44,187	40,708	38,146
General and administrative	73,277	63,025	59,451
Amortization of intangible assets	44,409	40,676	47,174
Total operating expenses	413,081	371,928	337,995
Income (loss) from operations	(18,483)	8,650	(13,129)
Interest income	21	42	56
Interest expense	(1,642)	(622)	(861)
Other income (expense), net	(61)	(111)	(413)
Gain on other assets, net	4,232	-	-
Income (loss) before income taxes	(15,933)	7,959	(14,347)
Income tax expense	(4,241)	(1,783)	(4,177)
Net income (loss)	(20,174)	6,176	(18,524)
Cumulative preferred stock dividends	-	-	(2,477)
Net income (loss) attributable to common stockholders	$(20,174)	$6,176	$(21,001)

Net income (loss) per share - basic	$(0.23)	$0.07	$(0.27)
Net income (loss) per share - diluted	$(0.23)	$0.07	$(0.27)

Weighted average number of shares - basic	88,534	84,553	78,646
Weighted average number of shares - diluted	88,534	87,237	78,646

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$(20,174)	$6,176	$(18,524)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(75)	(44)	(49)
Unrealized gain on marketable securities available-for-sale, net of tax expense of ($344)	562	-	-
Other comprehensive income (loss), net of tax:	487	(44)	(49)
Comprehensive income (loss)	$(19,687)	$6,132	$(18,573)

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital amount	Treasury stock	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance at December 31, 2010	15,372	$2	$36,721	$-	$108	$(52,247)	$(15,416)
Issuance of stock under employee stock awards and other, net	2,806	1	7,285	-	-	-	7,286
Stock option windfall tax benefits	-	-	126	-	-	-	126
Stock-based compensation expense	-	-	28,132	-	-	-	28,132
Conversion of preferred stock and warrants to common stock	62,149	6	374,544	-	-	-	374,550
Issuance of common stock on IPO, net of issuance costs	5,175	1	76,902	-	-	-	76,903
Issuance of common stock for acquisitions	444	-	4,322	-	-	-	4,322
Repurchases of common stock to be held in treasury	(2,341)	-	-	(17,064)	-	-	(17,064)
Foreign currency translation adjustment	-	-	-	-	(49)	-	(49)
Net loss	-	-	-	-	-	(18,524)	(18,524)
Balance at December 31, 2011	83,605	$10	$528,032	$(17,064)	$59	$(70,771)	$440,266
Issuance of stock under employee stock awards and other, net	4,432	1	8,352	-	-	-	8,353
Stock option windfall tax benefits	-	-	(41)	-	-	-	(41)
Stock-based compensation expense	-	-	26,882	-	-	-	26,882
Termination of warrants	-	-	(533)	-	-	-	(533)
Repurchases of common stock to be held in treasury	(1,106)	-	-	(8,868)	-	-	(8,868)
Foreign currency translation adjustment	-	-	-	-	(44)	-	(44)
Net income	-	-	-	-	-	6,176	6,176
Balance at December 31, 2012	86,931	$11	$562,692	$(25,932)	$15	$(64,595)	$472,191
Issuance of stock under employee stock awards and other, net	2,256	-	7,059	-	-	-	7,059
Stock option windfall tax benefits	-	-	88	-	-	-	88
Stock-based compensation expense	-	-	24,908	-	-	-	24,908
Unrealized gain on marketable securities	-	-	-	-	562	-	562
Issuance of common stock for acquisitions	2,079	-	16,281	-	-	-	16,281
Repurchases of common stock to be held in treasury	(559)	-	-	(4,835)	-	-	(4,835)
Foreign currency translation adjustment	-	-	-	-	(75)	-	(75)
Net loss	-	-	-	-	-	(20,174)	(20,174)
Balance at December 31, 2013	90,707	$11	$611,028	$(30,767)	$502	$(84,769)	$496,005

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(20,174)	$6,176	$(18,524)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,910	60,334	68,132
Deferred income taxes	3,901	2,196	3,170
Stock-based compensation	27,384	31,368	28,730
Gain on other assets, net	(4,232)	-	-
Other	(861)	(479)	321
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	12,393	(12,191)	(4,603)
Prepaid expenses and other current assets	(375)	1,048	1,501
Deferred registration costs	(9,780)	(8,847)	(7,882)
Deposits with registries	(914)	721	(840)
Other long-term assets	(2,572)	74	522
Accounts payable	2,973	121	1,251
Accrued expenses and other liabilities	(5,960)	5,788	3,598
Deferred revenue	9,470	4,674	9,973
Net cash provided by operating activities	76,163	90,983	85,349
Cash flows from investing activities
Purchases of property and equipment	(26,746)	(17,708)	(18,246)
Purchases of intangible assets	(16,772)	(13,237)	(49,283)
Payments for gTLD applications, net	(3,949)	(18,202)	-
Proceeds from gTLD withdrawals, net	5,616	-	-
Cash paid for acquisitions, net of cash acquired	(73,626)	(17,480)	(31,010)
Other	942	(855)	-
Net cash used in investing activities	(114,535)	(67,482)	(98,539)
Cash flows from financing activities
Long-term debt borrowings	120,000	-	-
Long-term debt repayments	(23,750)	-	-
Issuance costs related to debt and equity financings	(1,936)	(144)	(960)
Principal payments on capital lease obligations	(695)	(565)	(520)
Proceeds from issuances of common stock (net of issuance costs of $3,336)	-	-	78,480
Proceeds from exercises of stock options and contributions to ESPP	4,746	12,467	7,599
Repurchases of common stock	(4,835)	(8,869)	(17,064)
Net taxes paid on RSUs and options exercised	(4,576)	(9,496)	(725)
Other	76	41	126
Net cash provided by (used in) financing activities	89,030	(6,566)	66,936
Effect of foreign currency on cash and cash equivalents	(80)	(37)	(49)
Change in cash and cash equivalents	50,578	16,898	53,697
Cash and cash equivalents, beginning of period	102,933	86,035	32,338
Cash and cash equivalents, end of period	$153,511	$102,933	$86,035

Supplemental disclosure of cash flows
Cash paid for interest	$849	$414	$390
Cash paid for taxes	$99	$916	$9,960
Stock issued for acquisitions	$16,281	$-	$-
Holdback liability related to acquisitions	$8,247	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Company Background and Overview

Demand Media, Inc. (“Demand Media”), together with its consolidated subsidiaries (the “Company”) is a Delaware corporation headquartered in Santa Monica, California. Our business is focused on an Internet-based model for the professional creation of content, and is comprised of two service offerings, Content & Media and Registrar.

Content & Media

Our content & media service offering includes an online content creation studio with a large community of freelance creative professionals, a portfolio of leading owned and operated websites, and a digital artist marketplace and e-commerce platform. Content & Media services are delivered through our Content & Media platform, which includes our content creation studio, social media applications and a system of monetization tools designed to match content with advertisements in a manner that is optimized for revenue yield and end-user experience. We also leverage our content creation studio for third-party brands, publishers and advertisers as part of our content solutions service offering. As a complement to our traditional content offerings, we have recently integrated certain e-commerce and paid content offerings. In June 2013, we acquired Society6, LLC (“Society6”), a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints, phone cases, t-shirts and other products. We have also recently begun to offer certain on-demand services for purchase on an a la carte or subscription basis, such as eHow Now, a platform where customers chat directly with experts to receive advice and guidance.

Registrar

Our Registrar service offering provides domain name registration and related value added service subscriptions to third parties through our wholly owned subsidiaries, eNom and Name.com. We are also a significant participant in the Internet Corporation for Assigned Names and Numbers' ("ICANN") significant expansion of the number of available generic Top Level Domain (“gTLDs”), with the first new gTLDs being delegated in October 2013 ("New gTLD Program"). As part of the the New gTLD Program, our domain services business entered into its first registry agreements with ICANN and became an accredited registry for new gTLDs, and eNom and Name.com also entered into contracts necessary to participate in the New gTLD Program. In the fourth quarter of 2013, we began providing back-end domain name registry and related services for gTLDs owned by a third party domain name registry and we launched operations for our own gTLDs in the first quarter of 2014.

Our wholly owned subsidiary, Rightside Group, Ltd. (“Rightside”), filed a Registration Statement on Form 10 with the SEC in January 2014, which Rightside amended in February 2014, in connection with the planned separation of the Company into two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Proposed Business Separation”). Upon completion of the Proposed Business Separation, Rightside will operate the domain name services business, while we will continue to own and operate our content and media business. The Proposed Business Separation is being structured as a pro rata distribution of Rightside shares to holders of our common stock (the “Distribution”). Consummation of the Proposed Business Separation is subject to final approval by our board of directors which may, in its absolute and sole discretion, decide at any time prior to the Distribution not to proceed with the Proposed Business Separation or to change any of the terms related to the Proposed Business Separation or the Distribution. Consummation of the Proposed Business Separation is also subject to the satisfaction of several conditions, including receipt of a private letter ruling from the Internal Revenue Service, together with an opinion of our tax counsel, substantially to the effect that, among other things, the Proposed Business Separation will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, having the Registration Statement on Form 10 declared effective by the SEC and receipt of listing approval. We received the private letter ruling from the Internal Revenue Service (“IRS”) on January 31, 2014. We have not yet finalized all of the details of the Proposed Business Separation.

Initial Public Offering

In January 2011, we completed our initial public offering whereby we received proceeds, net of underwriters discounts but before deducting offering expenses, of $81.8 million from the issuance of 5.2 million shares of common stock. As a result of the initial public offering, all shares of our convertible preferred stock converted into 61.7 million shares of common stock and warrants to purchase common stock or convertible preferred stock net exercised into 0.5 million shares of common stock.

Reverse Stock-Split

In October 2010, our stockholders approved a 1-for-2 reverse stock split of its outstanding common stock, and a proportional adjustment to the existing conversion ratios for each series of preferred stock which was effected in January 2011. Accordingly, all common stock share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect this reverse split and adjustment of the preferred stock conversion ratio.

2. Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of Demand Media. and its wholly owned subsidiaries. Acquisitions are included in our consolidated financial statements from the date of the acquisition. Our purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, investments in equity interests, fair value of issued and acquired stock warrants, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of our assets and liabilities..

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. We consider funds transferred from our credit card service providers but not yet deposited into our bank accounts at the balance sheet dates, as funds in transit and these amounts are recorded as unrestricted cash, since the amounts are generally settled the day after the outstanding date. Cash and cash equivalents consist primarily of checking accounts, money market accounts, money market funds, and short-term certificates of deposit.

Investments in Equity

Investments in affiliates over which we have the ability to exert significant influence, but do not control and are not the primary beneficiary of, including NameJet, LLC (“NameJet”), are accounted for using the equity method of accounting. Investments in affiliates which we have no ability to exert significant influence are accounted for using the cost method of accounting. Our proportional shares of affiliate earnings or losses accounted for under the equity method of accounting, which are not material for all periods presented, are included in other income (expense) in our consolidated statements of operations. Affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows for any period presented. Transactions with our equity method investees generated revenue of approximately $6.5 million, $5.6 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

 We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as available-for-sale securities. Realized gains and losses for available-for-sale securities are included in other income (expense), net in our consolidated statements of operations. Unrealized gains and losses, net of taxes, on available-for-sale securities are included in our consolidated financial statements as a component of other comprehensive income and accumulated other comprehensive income (loss) ("AOCI"), until realized.

Investments in equity securities that we do not control or account for under the equity method and do not have readily determinable fair values are accounted for under the cost method. Cost method investments are originally recorded at cost. In determining whether other-than-temporary impairment exists for equity securities, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of us to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. We have determined that there has been no impairment of our equity marketable securities to date.

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. For the year ended December 31, 2013, unrealized gain on marketable securities was $0.9 million. There were no unrealized gains or losses marketable securities for the years ended December 31, 2012 and 2011.

In addition, we classify marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

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

Our revenue is principally derived from the following services:

Content & Media

Advertising Revenue.  Advertising revenue is generated by performance-based Internet advertising, such as cost-per-click advertising, in which an advertiser pays only when a user clicks on our advertisement that is displayed on our owned and operated websites and customer websites; fees generated by users viewing third-party website banners and text-link advertisements; fees generated by enabling customer leads or registrations for partners; and fees from referring users to, or from users making purchases on, sponsors’ websites. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of the other performance criteria. Revenue from performance-based arrangements, including referral revenue, is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

Where we enter into revenue sharing arrangements with our customers, such as those relating to advertising on our customers' domains, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers as revenue-sharing expenses, which are included in service costs.

In certain cases, we record revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third-party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the years ended December 31, 2013, 2012 and 2011, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Subscription Services and Social Media Services.  Subscription services revenue is generated through the sale of membership fees paid to access content available on certain of our owned and operated websites. The majority of the memberships range from 6 to 12 month terms. Subscription services revenue is recognized on a straight-line basis over the membership term.

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

Social media service arrangements may contain multiple deliverables, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings, consulting services and advertising services. To the extent that consulting services have value on a standalone basis, we allocate revenue to each element in the multiple deliverable arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price. To date, substantially all consulting services entered into concurrently with the original social media service arrangements are not treated as separate deliverables, as such services do not have value to the customer on a standalone basis. In such cases, the arrangement is treated as a single unit of accounting with the arrangement fee recognized over the term of the arrangement on a straight-line basis. Set-up fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. We determine the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. We review the estimated customer life at least quarterly and when events or changes in circumstances, such as significant customer attrition relative to expected historical or projected future results, occur. Overage billings are recognized when delivered and at contractual rates in excess of standard usage terms.

Outside consulting services performed for customers that have value on a stand-alone basis are recognized as services are performed.

We recognize revenue from product sales upon delivery, net of estimated returns based on historical experience. Payments received in advance of delivery are included in deferred revenue in the accompanying consolidated balance sheets. Revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. Product sales and shipping revenue is recognized net of promotional discounts, rebates, and return allowances. We periodically provide incentive offers to customers to encourage purchases. Such offers may include current discount offers, such as percentage discounts off current purchases, free shipping and other similar offers. Sales tax is not included in revenue, as we are a pass-through conduit for collecting and remitting sales taxes.

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

Registrar

Domain Name Registration Service Fees.  We recognize revenue from registration fees charged to third parties in connection with new, renewed and transferred domain name registrations on a straight-line basis over the registration term, which ranges from one to ten years. We include payments received in advance of the domain name registration term in deferred revenue in our consolidated balance sheets. The registration term and related revenue recognition commences once we confirm that the requested domain name has been recorded in the appropriate registry under accepted contractual performance standards. We defer the associated direct and incremental costs, which principally consist of registry and ICANN fees, and expense them as service costs on a straight-line basis over the registration term.

Our businesses including eNom and Name.com, are ICANN accredited registrars. Thus, we are the primary obligor with our reseller and retail registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, we report revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, we do not recognize any revenue related to transactions between our reseller customers and their ultimate retail customers. A portion of our resellers have contracted with us to provide billing and credit card processing services to the resellers' retail customer base in addition to registration services. Under these circumstances, the cash collected from these resellers' retail customer base exceeds the fixed amount per transaction that we charge for domain name registration services. Accordingly, these amounts, which are collected for the benefit of the reseller, are not recognized as revenue and are recorded as a liability until remitted to the reseller on a periodic basis. We report revenue from these resellers on a net basis because the reseller determines the price to charge its retail customers and maintains the primary customer relationship.

Value Added Services.  We recognize revenue from online registrar value-added services, which include, but are not limited to, security certificates, domain name identification protection, charges associated with alternative payment methodologies, web hosting services and email services on a straight-line basis over the period in which services are provided. We include payments received in advance of services being provided in deferred revenue.

Auction Service Revenue.  Domain name auction service revenue represents proceeds received from selling domain names from our portfolio, as well as proceeds received from selling domain names that are not renewed by customers of our registrar platform. Domain name sales are primarily conducted through our direct sales efforts as well as through our NameJet joint venture. Domain name sales revenue is recognized when title to the name is transferred to the buyer and the related registration fees are recognized on a straight-line basis over the registration term. If we sell a domain name, any unamortized cost basis is recorded as a service cost. For domain name sales generated through NameJet, we recognize revenue net of auction service fee payments to NameJet.

Service Costs

Service costs consist primarily of fees paid to registries and ICANN associated with domain registrations, advertising revenue recognized by us and shared with our customers or partners as a result of our revenue-sharing arrangements, such as traffic acquisition costs, Internet connection and co-location charges and other platform operating expenses associated with our owned and operated and customer websites, including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar, personnel costs relating to in-house editorial, customer service, information technology and certain content production costs such as our multi-channel video deal with YouTube.

Registry fee expenses consist of payments to entities accredited by ICANN as the designated registry related to each top level domain (“TLD”). These payments are generally fixed dollar amounts per domain name registration period and are recognized on a straight-line basis over the registration term. The costs of renewal registration fee expenses for owned and operated undeveloped websites are also included in service costs. Amortization of the cost of undeveloped websites and media content owned by us is included in amortization of intangible assets.

Shipping and Handling

Shipping and handling charged to customers are recorded in revenue. Associated costs are recorded in service costs.

Accounts Receivable

Accounts receivable primarily consist of amounts due from:

—

Third parties who provide advertising services to our owned and operated websites in exchange for a share of the underlying advertising revenue. Accounts receivable from third parties are recorded as the amount of the revenue share as reported to us by the advertising networks and are generally due within 30 to 45 days from the month-end in which the invoice is generated. Certain accounts receivable from these parties are billed quarterly and are due within 45 days from the quarter-end in which the invoice is generated, and are non-interest bearing;

—

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

—

Direct advertisers who engage us to deliver branded advertising impressions. Accounts receivable from direct advertisers are recorded at negotiated advertising rates (customarily based on advertising impressions) and as the related advertising is delivered over our owned and operated websites. Direct advertising accounts receivable are generally due within 30 to 60 days from the date the advertising services are delivered and billed;

—

Customers who syndicate our content over their websites in exchange for a share of related advertising revenue. Accounts receivable from these customers are recorded as the revenue share as reported by the underlying customers and are generally due within 30 to 45 days; and

—	Certain domain reseller customers of our Registrar service offering.

Our Registrar services are primarily conducted on a prepaid basis or through credit card or Internet payments processed at the time a transaction is consummated and we do not carry significant receivables related to these business activities. As a result, for each of the periods presented, we did not maintain an allowance for potentially uncollectible receivables from our customers.

Receivables from registries represent amounts due from registries and from certain domain reseller customers of our registrar service offering. Receivables from registries represent refundable amounts for registrations that were placed on auto-renew status by the registries, but were not explicitly renewed by a registrant as of the balance sheet dates. Registry services accounts receivable is recorded at the amount of registration fees paid by us to a registry for all registrations placed on auto-renew status. Subsequent to the lapse of a prior registration period, a registrant either renews the applicable domain name with us, which results in the application of the refundable amount to a consummated transaction, or the registrant lets the domain name registration expire, which results in a refund of the applicable amount from a registry to us.

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables from our customers based on our best estimate of the amount of probable losses in existing accounts receivable. We determine the allowance based on an analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. In addition, past due balances over 90 days and specific other balances are reviewed individually for collectability at least quarterly.

The allowance for doubtful account activity is as follows (in thousands):

	Balance at	Charged to		Balance at
	beginning of	costs and	Write-offs, net	end of
	period	expenses	of recoveries	Period
December 31, 2013	$369	$61	$(90)	$340
December 31, 2012	$419	$75	$(125)	$369
December 31, 2011	$400	$125	$(106)	$419

Deferred Revenue and Deferred Registration Costs

Deferred revenue consists primarily of amounts received from customers in advance of our performance for domain name registration services, subscription services for premium media content, social media services and online value added services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the unexpired term of the related domain name registration, media subscription as services are rendered, over customer useful life, or online value added service period.

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

Intangibles—Undeveloped Websites

We capitalize costs incurred to acquire and to initially register our owned and operated undeveloped websites (i.e. Uniform Resource Locators). We amortize these costs over the expected useful life of the underlying undeveloped websites on a straight-line basis. The expected useful lives of the website names range from 12 months to 84 months. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience with domain names of similar quality and value.

In order to maintain the rights to each undeveloped website acquired, we pay periodic renewal registration fees, which generally cover a minimum period of 12 months. We record renewal registration fees of website name intangible assets in deferred registration costs and amortize the costs over the renewal registration period, which is included in service costs.

Intangibles—Media Content

We capitalize the direct costs incurred to acquire our media content that is determined to embody a probable future economic benefit. Costs are recognized as finite-lived intangible assets based on their acquisition cost to us. Direct content costs primarily represent amounts paid to unrelated third parties for completed content units, and to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of specific content units acquired prior to their publication. Internal costs not directly attributable to the enhancement of an individual content unit acquired are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of our websites in which our content is published.

Capitalized media content is amortized on a straight-line basis over its useful life, which is typically five years, representing our estimate of the pattern that the underlying economic benefits are expected to be realized and based on its estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of our content. These estimates are based on our plans and projections, comparison of the economic returns generated by our content with content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying Consolidated Statement of Operations and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the Consolidated Statements of Cash Flows.

Intangibles—Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, customer relationships, technology, media content, and content publisher relationships. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Long-lived Assets

We evaluate the recoverability of our long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through December 31, 2013, we have identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to our search engine algorithms, some of which have led us to experience fluctuations in the total number of Google search referrals to our owned and operated and network of customer websites. In 2011, the overall impact of these changes on our owned and operated websites was negative primarily due to a decline in traffic to eHow.com, our largest website. Beginning in response to changes in search engine algorithms since 2011, we have performed evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content assets from service, resulting in $2.4 million, $2.1 million and $5.9 million of related accelerated amortization expense in 2013, 2012 and 2011, respectively. Any further discretionary actions may result in additional accelerated amortization in the periods the actions occur.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2013, we determined that we have three reporting units. We perform an assessment whether a reporting unit's fair value is less than our carrying value of its assets. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then a second step is performed to determine the amount of the impairment loss. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2013, and based on the results of the annual impairment test, the fair value of each reporting unit exceeded its carrying value and therefore no impairment of goodwill existed at December 31, 2013.

Operating Leases

For operating leases that include rent-free periods or escalation clauses over the term of the lease, we recognize rent expense on a straight-line basis and the difference between expense and amounts paid are recorded as deferred rent in current and long-term liabilities.

Advertising Costs

Advertising costs are expensed as incurred and generally consist of Internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our consolidated statements of operations. Advertising expense was $2.5 million, $2.8 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service and/or performance based vesting conditions the fair value is estimated using the Black-Scholes-Merton option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat share-based payment awards, other than performance awards, with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options, restricted stock units and restricted stock awards.

We account for share-based payment awards and stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. Stock option awards to non-employees are accounted for at fair value using the Black-Scholes-Merton option pricing model. We believe that the fair value of share-based payment awards and stock options is more reliably measured than the fair value of the services received. The fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

The Black-Scholes-Merton option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include the expected volatility, expected term of the award and estimated forfeiture rates.

We estimated the expected volatility of our awards from the historical volatility of selected public companies within the Internet and media industry with comparable characteristics to Demand Media, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through December 31, 2008, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. Effective January 1, 2009, we calculated the weighted average expected life of our options based upon our historical experience of option exercises combined with estimates of the post-vesting holding period. The-risk free interest rate is based on the implied yield currently available on U.S. Treasury notes with terms approximately equal to the expected life of the option. The expected dividend rate is zero as we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on applicable historical forfeiture patterns adjusted for any expected changes in future periods.

Under the Demand Media Employee Stock Purchase Plan ("ESPP"), eligible officers and employees could purchase a limited amount of Demand Media's common stock at a discount to the market price in accordance with the terms of the plan as described in Note 12 ("Stock-based Compensation Plans and Awards ") to our consolidated financial statements. Demand Media uses the Black-Scholes-Merton option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

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

Product Development and Software Development Costs

Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $17.6 million (net of $30.8 million accumulated amortization) and $15.3 million (net of $24.5 million accumulated amortization) as of December 31, 2013 and 2012, respectively.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. We reported net losses for the years ended December 31, 2013, and 2011, all potentially dilutive common shares comprising of stock options, restricted stock units (“RSUs”), stock from the employee stock purchase plan, warrants and convertible preferred stock are considered antidilutive for those periods.

RSUs and other restricted awards are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. RSUs are excluded from the dilutive earnings per share calculation when their impact is antidilutive.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2013, 2012 and 2011, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were not significant.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in accumulated other comprehensive earnings within stockholders’ equity.

Fair Value of Financial Instruments

We chose not to elect the fair value option for our financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as trade accounts receivable and payables, are reported at their carrying values.

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities. For the term loans and revolving loan facility, the carrying amount approximate fair value since they bear interest at variable rates or fixed rates which approximates fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the years ended December 31, 2013 and December 31, 2012, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis. (Refer to Note 17 for additional information).

Recent Accounting Pronouncements

Presentation of unrecognized tax benefits

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective for fiscal years beginning after December 31, 2013 on either a prospective or retrospective basis. We did not adopt this guidance early and we do not anticipate it to have a material impact on our consolidated financial statements.

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

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012
Computers and other related equipment	$43,010	$42,940
Purchased and internally developed software	65,632	54,657
Furniture and fixtures	3,868	2,623
Leasehold improvements	9,075	3,552
	121,585	103,772
Less accumulated depreciation	(79,392)	(68,305)
Property and equipment, net	$42,193	$35,467

At December 31, 2013 and 2012, total software under capital lease and vendor financing obligations consisted of $3.8 million and $3.8 million with accumulated amortization of $3.0 million and $2.3 million, respectively. Amortization expense for assets under capital lease and vendor financing obligations for the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $0.7 million and $0.5 million, respectively.

Depreciation and amortization expense, which includes losses on disposal of property and equipment of approximately $0.8 million, $0.3 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, by classification is shown below (in thousands):

	Year ended December 31,
	2013	2012	2011
Service costs	$14,213	$14,452	$16,075
Sales and marketing	379	453	423
Product development	865	1,025	1,466
General and administrative	5,044	3,728	2,994
Total depreciation	$20,501	$19,658	$20,958

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life (years)
Owned website names	$22,370	$(14,684)	$7,686	4.7
Customer relationships	32,462	(26,026)	6,436	5.5
Artist Relationships	9,867	(1,507)	8,360	3.0
Media content	143,756	(95,687)	48,069	5.0
Technology	37,832	(30,165)	7,667	4.1
Non-compete agreements	1,159	(294)	865	3.4
Trade names	15,742	(6,444)	9,298	12.6
Content publisher relationships	2,092	(1,707)	385	5.0
	$265,280	$(176,514)	$88,766

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life (years)
Owned website names	$42,994	$(36,489)	$6,505	3.7
Customer relationships	32,419	(23,151)	9,268	5.5
Media content	136,495	(78,223)	58,272	5.1
Technology	38,770	(28,556)	10,214	6.0
Non-compete agreements	15,013	(14,685)	328	3.3
Trade names	12,191	(5,654)	6,537	13.7
Content publisher relationships	2,092	(1,470)	622	5.0
	$279,974	$(188,228)	$91,746

The intangible balance as of December 31, 2012 has been retrospectively adjusted to reflect a decrease in goodwill and a corresponding increase in intangible assets of $0.7 million related to the acquisition of Name.com in the fourth quarter 2012, as detailed in Note 5 - Goodwill.

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification is shown below (in thousands):

	Year ended December 31,
	2013	2012	2011
Service costs	$34,310	$32,792	$38,715
Sales and marketing	4,252	2,635	3,069
Product development	4,903	4,272	4,343
General and administrative	944	977	1,047
Total amortization	$44,409	$40,676	$47,174

Service costs for the years ended December 31, 2013, 2012 and 2011 includes an accelerated amortization charge of $3.1 million, $2.1 million and $5.9 million, respectively, as a result of the removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2013 is as follows (in thousands):

Estimated
Amortization
Year ending December 31,
2014	$35,730
2015	$24,463
2016	$12,505
2017	$6,056
2018	$2,787
Thereafter	$7,225

5. Goodwill

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2011	$256,060
Goodwill arising from acquisitions	10,312
Other	(23)
Balance at December 31, 2012	266,349
Goodwill arising from acquisitions	81,135
Working capital adjustment	(102)
Balance at December 31, 2013	$347,382

The increase of goodwill in 2013 is attributable to the acquisition of Creativebug in March 2013, and Society6 in June 2013 as detailed in Note 15 - Business Acquisitions.

The increase of goodwill in 2012 is attributable to the acquisition of Name.com as detailed in Note 15 - Business Acquisitions.

The goodwill balance as of December 31, 2012 has been retrospectively adjusted to reflect a decrease in goodwill and a corresponding increase in intangible assets of $0.7 million related to the acquisition of Name.com in the fourth quarter 2012. The adjustment was a result of updated assumptions in the valuation of the intangible assets.

6. Other Balance Sheets Items

Accounts receivable consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012
Accounts receivable - trade	29,640	40,995
Receivables from registries	3,661	4,522
Accounts receivable , net	$33,301	$45,517

Other long term assets consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012
Payments for gTLD applications	$21,252	$18,202
Other	4,070	2,704
Other Assets	$25,322	$20,906

We paid $3.9 million for the year ended December 31, 2013, and $18.2 million during the year ended December 31, 2012 for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. as described in Note 8 - Commitments and Contingencies.

For the year ended December 31, 2013, the net gain related to the withdrawals of our interest in certain gTLD applications was $4.2 million, recorded in gain on other assets, net on the consolidated statements of operations.

Other assets at December 31, 2013 and December 31, 2012 include $0.9 million of restricted cash comprising a collateralized letter of credit connected with our applications under the New gTLD Program. The restrictions require the cash to be maintained in a bank account for a minimum of five years for the delegation of the gTLDs.

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012
Accrued payroll and related items	$9,301	$12,196
Domain owners' royalties payable	1,193	1,996
Commission payable	2,808	3,184
Customer deposits	7,666	7,029
Other	13,711	16,084
Accrued expenses and other liabilities	$34,679	$40,489

7. Debt

We entered into a credit agreement, dated August 29, 2013, with Silicon Valley Bank, as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million senior secured term loan facility (the “Term Loan Facility”) and a $125.0 million senior secured revolving loan facility (the “Revolving Loan Facility”), each maturing on August 29, 2018. The Credit Agreement replaced our existing revolving credit facility that we entered into in August 2011, and a portion of the proceeds from the Term Loan Facility were used to repay the $20.0 million outstanding principal balance of, and all accrued but unpaid interest and other amounts due under, the 2011 revolving credit facility.

The Term Loan Facility provides for $100.0 million term loan that was fully drawn at December 31, 2013 (“Term Loans”). The Revolving Loan Facility provides for borrowings up to $125.0 million, with the right (subject to certain conditions and at the discretion of the lenders) to increase the Revolving Loan Facility by up to $25.0 million in the aggregate. The Revolving Loan Facility also includes sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans. Beginning on December 31, 2013, the Term Loans shall be repaid in quarterly installments of $3.75 million and repaid Term Loans cannot be re-borrowed. At December 31, 2013, $96.3 million was outstanding under the Term Loan Facility. The proceeds of the draw on the term loan were used to repay the $20.0 million outstanding balance of our pre-existing revolving credit facility. The weighted average variable interest rate of the term loans at December 31, 2013 was 2.42%.

The Credit Agreement permits the Proposed Business Separation to occur subject to certain conditions, including pro forma compliance with the affirmative and negative covenants, including the financial covenants, set forth in the Credit Agreement, and maintenance of a minimum level of liquidity and a minimum trailing twelve month adjusted earnings before taxes, interest, depreciation and amortization expense (“Adjusted EBITDA”) after giving effect to the Proposed Business Separation.

The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants requiring compliance with a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio, as well as other restrictions typical for a financing of this type that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance outstanding under the Credit Agreement becoming immediately due and payable and termination of the commitments available under the Revolving Loan Facility. As of December 31, 2013, we were in compliance with the covenants under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by our material direct and indirect domestic subsidiaries, subject to certain exceptions. Our obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all of our tangible and intangible property and substantially all of the tangible and intangible property of our domestic subsidiaries that are guarantors, and by a pledge of all of the equity interests of our material direct and indirect domestic subsidiaries and 66% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions.

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

As of December 31, 2013, no principal balance was outstanding and approximately $113.8 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $11.2 million, and we were in compliance with all covenants.

In connection with entering into the Credit Agreement, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the year ended December 31, 2013 we amortized $0.2 million of deferred debt issuance costs.

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non-cancellable operating and capital leases. Our leases expire between April 2014 and December 2019. During the first quarter of 2014 we amended our lease for the headquarters of our domain name business in Kirkland, Washington which is expanding our leased space from 34,000 square feet to 41,000 square feet in May 2014, under a lease that expires in April 2019.

The following is a schedule of future minimum lease payments under operating and capital leases as of December 31, 2013 (in thousands):

	Operating	Capital
	leases	Leases
Year ending December 31,
2014	$4,425	$728
2015	3,853	61
2016	3,117	-
2017	2,360	-
2018	3,506	-
Thereafter	1,509	-
Total minimum lease payments	$18,770	789
Less interest expense		(18)
Capital lease obligation		$771

We incurred rent expense of $6.7 million, $5.0 million and $4.9 million, respectively, for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013 and 2012, accrued expenses and other current liabilities include a deferred rent liability of $2.6 million and $0.9 million, respectively, and $2.4 million and $0.6 million was included in other long-term liabilities as of December 31, 2013 and 2012, respectively.

Letters of Credit

We issue letters of credit under our Revolving Loan Facility, and as of December 31, 2013, the total letters of credit outstanding under these arrangements was approximately $11.2 million, primarily associated with certain payment arrangements with domain name registries as well as security agreements related to real estate leases.

Litigation

In December 2013, we entered into a settlement agreement with one of our insurance carriers in connection with a subrogation and reimbursement claim made with respect to payments previously paid to us under an insurance policy. We agreed to settle the matter for $1.85 million and paid the settlement amount in December 2013, and this matter is now resolved.

In addition, from time to time we are a party to various legal matters incidental to the conduct of our business. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake reviews of the Company and its filings. In evaluating the exposure associated with various tax filing positions, we accrue charges for possible exposures. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to our consolidated financial statements.

Domain Name Agreement

On April 1, 2011, we entered into an agreement with a customer to provide domain name registration services and manage certain domain names owned and operated by the customer (the "Domain Agreement"). In December 2013, we amended the Domain Agreement (as amended, the "Amended Domain Agreement"). The term of the Amended Domain Agreement expires on December 31, 2014, but will automatically renew for an additional one-year period unless terminated by either party. Pursuant to the Amended Domain Agreement, we are committed to purchase approximately $0.2 million of expired domain names every calendar quarter over the remaining term of the agreement.

Indemnifications

In the normal course of business, we have provided certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware and indemnifications related to our lease agreements. In addition, our advertiser and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

9. Income Taxes

Income/(loss) before income taxes consisted of the following (in thousands):

	2013	2012	2011
Domestic	$(11,101)	$9,405	$(13,820)
Foreign	(4,832)	(1,446)	(527)
Income (loss) before income taxes	$(15,933)	$7,959	$(14,347)

The income tax benefit (expense) consisted of the following (in thousands):

	2013	2012	2011
Current (expense) benefit:
Federal	$-	$-	$10
State	(235)	314	(1,011)
International	(102)	101	(6)
Deferred (expense) benefit:
Federal	(3,334)	(3,320)	(2,551)
State	(593)	1,141	(640)
International	23	(19)	21
Total income tax benefit (expense)	$(4,241)	$(1,783)	$(4,177)

The reconciliation of the federal statutory income tax rate of 35% to the Company’s effective income tax rate is as follows (in thousands):

	2013	2012	2011
Expected income tax benefit (expense) as U.S. statutory rate	$5,577	$(2,786)	$5,022
Difference between U.S. and foreign taxes	(1,123)	(474)	(124)
State tax (expense) benefit, net of federal taxes	(131)	(312)	825
Non-deductible stock-based compensation	(2,832)	(592)	(295)
Meals and entertainment	(290)	(286)	(260)
Non-deductible officer compensation	-	(402)	-
State rate changes	(252)	1,487	(787)
Indirect federal impact of state deferred taxes	110	(218)	(9)
Valuation allowance	(5,475)	1,538	(8,241)
Other	175	262	(308)
Total income tax expense	$(4,241)	$(1,783)	$(4,177)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Accrued liabilities not currently deductible	$4,193	$5,623
Intangible assets—excess of tax basis over financial statement basis	15,008	13,192
Indirect federal impact of deferred state taxes	114	126
Deferred revenue	6,126	5,735
Net operating losses	23,488	21,527
Stock-based compensation	14,375	11,359
Other	189	265
	63,493	57,827
Deferred tax liabilities:
Deferred registration costs	(23,832)	(20,582)
Prepaid expenses	(1,695)	(1,797)
Goodwill not amortized for financial reporting	(26,206)	(21,098)
Intangible assets—excess of financial statement basis over tax basis	(4,731)	(5,483)
Property and equipment	(8,674)	(8,186)
	(65,138)	(57,146)
Valuation allowance	(23,882)	(21,124)
Net deferred tax liabilities	$(25,527)	$(20,443)

Current	$(22,415)	$(18,892)
Non-current	(3,112)	(1,551)
	$(25,527)	$(20,443)

The Company had federal net operating loss (“NOL”) carryforwards of approximately $71.0 million and $66.0 million as of December 31, 2013 and 2012, respectively, which expire between 2020 and 2032. The company also has an Irish NOL carryforward of $5.2M as of December 31, 2013 that can be carried forward indefinitely. In addition, as of December 31, 2013 and 2012 the Company had state NOL carryforwards of approximately $16.0 million and $13.0 million, which expire between 2013 and 2032.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. Changes in the Company’s equity structure and the acquisitions by the Company of eNom, Trails.com, Maps a La Carte, Pagewise, Pluck, and Indieclick and Creativebug resulted in such an ownership change. Currently, the Company does not expect the utilization of its net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of its previous ownership changes.

The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The Company has determined it is more likely than not that it will not realize the benefit of all its deferred tax assets and accordingly a valuation allowance of $23.9 million and $21.1 million against its deferred taxes was required at December 31, 2013 and 2012, respectively. The change in the valuation allowance for the years ended December 31, 2013, 2012 and 2011 was an increase of $2.8 million, a decrease of $1.5 million and a increase of $8.2 million, respectively. The valuation allowance is required as a result of the timing of the reversal of deferred tax liabilities associated with tax deductible goodwill which is not certain and thus not available to assure the realization of deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess of deferred tax liabilities at December 31, 2013. As the Company has no sustained history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.

Accounting standards related to stock-based compensation exclude tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, we have not included unrealized stock option tax attributes in our deferred tax assets. Cumulative tax attributes excluded through 2013 were $4.1 million. The benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.

The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.

The Company’s policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2013 or 2012 and the Company does not expect its uncertain tax position to change during the next twelve months.

The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	Year ended December 31,
	2013	2012
Beginning balance	$85	$85
Gross increase in unrecognized tax benefits - prior year tax position	—	—
Ending balance	$85	$85

The Company files a U.S. federal and many state tax returns. The tax years 2007 to 2013 remain subject to examination by the IRS and most tax years since the Company’s incorporation are subject to examination by various state authorities.

10. Related Party Transactions

Certain members of our board of directors also sit on the board of directors of The FRS Company (“FRS”). We recognized no revenue for the fiscal year ended December 31, 2013, and $30 thousand and $513 thousand revenue from FRS for advertising and creative services during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, we had no receivable balance due from FRS. The creative services agreement was terminated by the parties effective May 31, 2011.

11. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. We made matching contributions of $2.0 million for the year ended 2013. We did not make any matching contributions for the years ended December 31, 2012 and 2011.

12. Stock-based Compensation Plans and Awards

Stock Incentive Plans

Under our 2010 Incentive Award Plan (the “2010 Plan”), the Administrator of the 2010 Plan, which is the compensation committee of our board of directors, may grant up to 15.5 million stock options, restricted stock, restricted stock unit and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified at the discretion of the Administrator. In connection with the adoption of the 2010 Plan on August 5, 2010, 0.3 million stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. In addition, awards available for grant under the 2010 Plan shall be increased on an annual basis as of January 1st of each fiscal year by an amount equal to the lesser of (i) 6.0 million (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2013, 22.4 million stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and employee stock options vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period. Restricted stock unit awards generally vest quarterly over a 3 or 4-year period. Certain stock options and restricted stock awards have accelerated vesting provisions in the event of a change in control.

Valuation of Awards

The per share fair value of stock options granted with service and/or performance conditions was determined on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Year ended December 31,
	2013	2012 (1)	2011
Expected life (in years)	5.50	NA	5.50
Risk-free interest rate	0.83%	NA	1.46-2.30%
Expected volatility range	51%	NA	56%
Expected dividend yield	—	NA	—
(1)	We did not grant any stock options to employees during the year ended December 31, 2012.

The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. We determine the expected term assumption based on our historical exercise behavior combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in our industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. We currently have no history or expectation of paying cash dividends on our common stock.

The expected term for performance-based and non-employee awards is based on the period of time for which each award is expected to be outstanding, which is typically the remaining contractual term.

Award Activity

Stock Options

Stock option activity is as follows (in thousands, except per share data):

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise	term	intrinsic
	outstanding	price	(in years)	value
Outstanding at December 31, 2012	11,846	$16.34	6.93	$10,208
Options granted	230	$8.48
Options exercised	(797)	$5.03
Options forfeited or canceled	(6,673)	$18.75
Outstanding at December 31, 2013	4,606	$14.42	3.42	$1,925
Exercisable at December 31, 2013	4,363	$14.36	3.24	$1,925
Vested and expected to vest at December 31, 2013	4,553	$14.41	3.38	$1,925

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the estimated fair value of our common stock at December 31, 2013 and 2012 and their exercise prices, respectively for all awards where the fair value of our common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.

Information related to stock-based compensation activity is as follows (in thousands, except per share data):

	Year ended December 31,
	2013	2012	2011
Weighted average fair value of options granted (per option)	$3.92	$-	$8.60
Intrinsic value of options exercised	$2,179	$22,863	$16,487
Total fair value of restricted stock vested	$17,404	$19,072	$8,377

There was $1.3 million of stock-based compensation expense as of December 31, 2013 related to the non-vested portion of stock options not yet recognized, which is expected to be recognized over a weighted average period of 1 year.

Restricted stock units

Restricted stock units activity is as follows (in thousands, except per share data):

		Weighted
		average
		grant date
	Shares	fair value
Unvested at December 31, 2012	4,099	$9.82
Granted	5,285	$7.98
Vested	(1,865)	$9.33
Forfeited	(2,065)	$9.03
Unvested at December 31, 2013	5,454	$8.51

As of December 31, 2013, there was approximately $35.6 million of unrecognized compensation cost related to non-vested RSUs and restricted shares. The amount is expected to be recognized over a weighted average period of 2.6 years. To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

In March 2014, the company issued 1.2 million RSUs as part of its annual employee compensation grant.

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides up to a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing May and November. A maximum of one thousand two hundred fifty shares of common stock may be purchased by each participant at six-month intervals during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized over the remaining life of the 24-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 30% and 43% for each of the four purchase periods. During the years ended December 31, 2013 and 2012, respectively, we recognized an expense of $1.8 million and $1.9 million in relation to the ESPP and there were 8.9 million shares of common stock remaining authorized for issuance under the ESPP at December 31, 2013. As of December 31, 2013, all offering periods had ended.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Service costs	$2,778	$2,820	$2,052
Sales and marketing	5,328	6,118	4,857
Product development	5,186	6,452	5,013
General and administrative	14,092	15,978	16,934
Total stock-based compensation included in net income (loss)	27,384	31,368	28,856
Income tax benefit related to stock-based compensation included in net income (loss)	(782)	(758)	(1,625)
	$26,602	$30,610	$27,231

Also included in the table above includes $1.1 million and $0.5 million of expense related to warrants granted to non employees for the years ended December 31, 2012 and 2011, respectively.

During the years ended December 31, 2013, 2012 and 2011, $2.0 million, $1.7 million and $1.0 million respectively, of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

13. Stockholders’ Equity

Stock Repurchases

Under the stock repurchase plan announced on August 19, 2011 and further increased on February 8, 2012, we are authorized to repurchase up to $50.0 million of its common stock from time to time in open market purchases or in negotiated transactions. During the year ended December 31, 2013, we repurchased 0.6 million shares at an average price of $8.65 per share for an aggregate amount of $4.8 million. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled and there were no unsettled share repurchases as at December 31, 2013.

Other

Each share of common stock has the right to one vote per share. Each restricted stock purchase right has the right to one vote per share and the right to receive dividends or other distributions paid or made with respect to common shares, subject to restrictions for continued employment service.

Effective January 31, 2011, all shares of preferred stock and preferred stock warrants were converted into 61.7 million shares of common stock in connection with our initial public offering as described in Note 1— Company Background and Overview. As a result the carrying value of the preferred stock of $373.8 million and the carrying value of the preferred stock warrants of $0.5 million were reclassified from mezzanine equity and liabilities, respectively, to stockholder’s equity.

14. Fair Value of Financial Instruments

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

—

Level 1—valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

—

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

—

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

Financial assets and liabilities carried at fair value on a recurring basis were as follows (in thousands):

	Balance at December 31, 2013
	Level 1	Level 2	Total
Assets:
Cash equivalents (1)	$4,034	$-	$4,034
Marketable securities	902	-	902
	$4,936	$-	$4,936
Liabilities:
Debt	$-	$96,250	96,250
	$-	$96,250	$96,250

(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying consolidated balance sheet

	Balance at December 31, 2012
	Level 1	Level 2	Total
Assets:
Cash equivalents (1)	$29,129	$7,940	$37,069
	$29,129	$7,940	$37,069

(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying consolidated balance sheet

For financial assets that utilize Level 1 and Level 2 inputs, we utilize both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs).

15. Business Acquisitions

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

During the years ended December 31, 2013 and 2012, we acquired businesses consistent with our strategic plan of acquiring, consolidating and developing Internet media properties and applications and domain service businesses. In addition to identifiable assets acquired in these business combinations, our acquired goodwill that primarily derives from the ability to generate synergies across our media services.

On December 31, 2012, we completed the acquisition of the net assets of Name.com, a retail registrar company based in Denver, Colorado.

In March 2013, we acquired Creativebug, an online destination for arts and crafts instruction based in San Francisco, California, for an $8.0 million cash purchase price consideration. $0.8 million cash was held back by us to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Of the holdback, $0.4 million that is not subject to then-pending claims will be paid will be paid 9 months after the closing date, and the remainder of the holdback that is not subject to then-pending claims will be paid will be paid 18 months after the closing date.

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

The acquisitions are included in our consolidated financial statements as of the date of the acquisition. The allocation of the purchase consideration, for business acquisitions made by us during the year ended December 31, 2013 is as follows (in thousands):

	Creativebug	Society6	Total
Goodwill	$4,459	$76,676	$81,135
Media content	3,390	—	3,390
Technology	—	2,587	2,587
Artist relationships	—	9,867	9,867
Non-compete agreements	699	192	891
Trade names	132	3,419	3,551
Customer relationships	43	—	43
Other assets and liabilities assumed	(723)	1,581	858
Total	$8,000	$94,322	$102,322

The following table summarizes the allocation of the purchase consideration, for business acquisitions made by us during the year ended December 31, 2012 (in thousands):

Name.com
Goodwill	$10,313
Customer relationships	5,094
Owned website names	1,885
Trade names	897
Non-compete agreements	205
Technology	76
Other assets acquired (liabilities assumed), net	(470)
Total	$18,000

On December 31, 2012, we completed the acquisition of the net assets of Name.com, a retail registrar company based in Denver, Colorado. The purchase consideration of $18.0 million comprised an initial cash payment of $16.2 million and the remaining $1.8 million is subject to a hold back to satisfy post-closing indemnification obligations as well as a working capital adjustment and any remaining portion of such hold back amount that is not subject to then pending claims will be paid to the selling shareholders prior to or on the 18-month anniversary of the closing of the transaction. Developed technology, customer relationships and owned website names have an average useful life of four years, non-compete arrangements have a useful life of five years and trade names have an ten year useful life. Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and our ability to generate synergies with its services.

Goodwill of approximately $76.4 million for the Name.com and Society6 acquisitions is expected to be deductible for tax purposes.

Supplemental Pro forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, as if the 2013 and 2012 acquisitions had been consummated as of January 1, 2012, is as follows (in thousands):

	Year ended December 31,
	2013	2012
Revenue	$405,550	$407,695
Net Income (loss)	$(16,671)	$8,934

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of January 1, 2011.

16. Business Segments

We operate in one operating segment. Our chief operating decision maker (“CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for its Content & Media and Registrar offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of the Company’s principal operations are located in the United States. Revenue generated outside of the United States is not material for any of the periods presented.

Revenue derived from the Company’s Content & Media and Registrar Services is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Content & Media revenue:
Owned & operated	$195,546	$178,511	$157,089
Network	50,851	67,888	48,361
Total Content & Media revenue	246,397	246,399	205,450
Registrar revenue	148,201	134,179	119,416
Total revenue	$394,598	$380,578	$324,866

17. Concentrations

Concentration of the Cost of Registered Names

A significant portion of the payments for the cost of registered names and prepaid registration fees were made to a single domain name registry, which is accredited by ICANN to be the exclusive registry for certain TLD’s. Payment to this registry accounted for approximately 83%, 82% and 80%, of payments for the cost of registered names and prepaid registration fees for the years ended December 31, 2013, 2012 and 2011, respectively. The failure of this registry to perform its operations may cause significant short-term disruption to our domain registration business.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.

At December 31, 2013 and 2012, our cash and cash equivalents and marketable securities were maintained primarily with three major U.S. financial institutions and four foreign banks. We also have used one Internet payment processor in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. We have not experienced any losses related to these balances and believe that there is minimal risk.

A substantial portion of our advertising revenue is generated through arrangements with one advertising network partner. We may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. We may not be successful in renewing our agreements with advertising network partners on commercially acceptable terms.

The percentage of revenue generated through advertising network partners representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2013	2012	2011
Google	34%	38%	33%

Advertising network partners comprising more than 10% of the consolidated accounts receivable balance was as follows:

	Year ended
	December 31,
	2013	2012
Google	27%	26%

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$(20,174)	$6,176	$(18,524)
Cumulative preferred stock dividends	-	-	(2,477)
Net income (loss) attributable to common stockholders	$(20,174)	$6,176	$(21,001)

Weighted average common shares outstanding	88,643	84,921	79,121
Weighted average unvested restricted stock awards	(109)	(368)	(475)
Weighted average common shares outstanding—basic	88,534	84,553	78,646
Dilutive effect of stock options, warrants and ESPP	-	2,684	-
Weighted average common shares outstanding—diluted	88,534	87,237	78,646

Net income (loss) per share—basic	$(0.23)	$0.07	$(0.27)
Net income (loss) per share—diluted	$(0.23)	$0.07	$(0.27)

For the years ended December 31, 2013 and 2011 we excluded 0.9 million and 4.9 million shares, respectively, from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive. There were no antidilutive shares for the year ended December 31, 2012.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1

Securities Purchase Agreement, dated as of June 20, 2013, by and among Demand Media, Inc., Society6, the Sellers and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 2013)

3.1

Amended and Restated Certificate of Incorporation of Demand Media, Inc., dated January 28, 2011 (incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)

3.2		Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
4.1

Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

4.2

Third Amended and Restated Stockholders’ Agreement, among Demand Media, Inc., and the stockholders listed on Exhibit A thereto, dated March 3, 2008 (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

4.2A

Amendment No. 1 to Third Amended and Restated Stockholders’ Agreement, dated October 21, 2010 (incorporated by reference to Exhibit 4.03 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

4.2B

Waiver of Registration Rights and Amendment to Stockholders’ Agreement, dated August 24, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.1	†

Form of Indemnification Agreement entered into by and between Demand Media, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.01 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 12, 2010)

10.2	†

Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, adopted April 2006 and amended and restated on June 26, 2008 (incorporated by reference to Exhibit 10.03 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.2A	†

First Amendment to the Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan, dated June 1, 2009 (incorporated by reference to Exhibit 10.03A to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.3	†

Form of Demand Media, Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.06 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.4	†

Form of Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.5	†

Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Charles Hilliard, dated June 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.6	†

Demand Media, Inc. 2010 Incentive Award Plan, adopted August 3, 2010 (incorporated by reference to Exhibit 10.04 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.7	†

Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.05 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.8	†

Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011)

10.9	†

Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011)

10.10	†

Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.11	†

Employment Agreement between Demand Media, Inc. and Shawn Colo, dated August 31, 2010 (incorporated by reference to Exhibit 10.10A to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on December 21, 2010)

10.12	†	Interim President and CEO Employment Agreement Side Letter, dated October 14, 2013, between Demand Media, Inc. and Shawn Colo (filed herewith)
10.12A	†	First Amendment to Interim President and CEO Employment Agreement Side Letter, dated October 15, 2013, between Demand Media, Inc. and Shawn Colo (filed herewith)
10.13	†

Amended and Restated Employment Agreement between Demand Media, Inc. and Mel Tang, dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.14	†

Employment Agreement between Demand Media, Inc. and Taryn Naidu, dated August 31, 2010 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2013)

10.15	†

Employment Agreement between Demand Media, Inc. and Richard Rosenblatt, dated August 5, 2010 (incorporated by reference to Exhibit 10.08 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.16	†

Demand Media, Inc. 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.17	†

Demand Media Inc. 2006 Equity Incentive Plan Restricted Stock Purchase Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated April 19, 2007, amended April 27, 2007, amended further February 10, 2010 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.18	†

Demand Media, Inc. Amended and Restated 2006 Equity Incentive Plan Stock Option Agreement, between Demand Media, Inc. and Richard Rosenblatt, dated June 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.19

Google Services Agreement, between Google, Inc. and Demand Media, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on August 6, 2010)

10.19A

Amendment Number 3 to Google Services Agreement, entered into as of September 1, 2011, between Google, Inc. and Demand Media, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.20

Credit Agreement, dated as of August 29, 2013, by and among Demand Media, Inc., the Lenders party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, U.S. Bank National Association, as Syndication Agent, Silicon Valley Bank and U.S. Bank National Association, as Joint Arrangers and Joint Bookrunners, and Silicon Valley Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2013)

10.21

Guarantee and Collateral Agreement, dated as of August 29, 2013, made by Demand Media, Inc. and the other Grantors party thereto in favor of Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2013)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
21.1		List of subsidiaries of Demand Media, Inc. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1

Certification of the Interim Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
† Indicates management contract or compensatory plan, contract or arrangement.