Form 10-Q
period 2014-03-31
DEMAND MEDIA INC.
filed 2014-05-12
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 91,098,812 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.       FINANCIAL INFORMATION

Item  1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$153,963	$153,511
Accounts receivable, net	31,977	33,301
Prepaid expenses and other current assets	8,598	7,826
Deferred registration costs	71,665	66,273
Total current assets	266,203	260,911
Deferred registration costs, less current portion	13,547	12,514
Property and equipment, net	39,490	42,193
Intangible assets, net	83,156	88,766
Goodwill	347,382	347,382
Other assets	22,800	25,322
Total assets	772,578	777,088
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	12,321	12,814
Accrued expenses and other current liabilities	31,654	34,679
Deferred tax liabilities	22,431	22,415
Current portion of long-term debt	15,000	15,000
Deferred revenue	91,570	84,955
Total current liabilities	172,976	169,863
Deferred revenue, less current portion	18,205	16,929
Other liabilities	14,416	13,041
Long-term debt	77,500	81,250
Commitments and contingencies (Note 8)
Stockholders’ equity
Common Stock, $0.0001 par value. Authorized 500,000 shares; 95,063 issued and 91,057 shares outstanding at March 31, 2014 and 94,713 issued and 90,707 shares outstanding at December 31, 2013	11	11
Additional paid-in capital	616,044	611,028
Accumulated other comprehensive income	(82)	502
Treasury stock at cost, 4,006 at March 31, 2014 and December 31, 2013, respectively	(30,767)	(30,767)
Accumulated deficit	(95,725)	(84,769)
Total stockholders’ equity	489,481	496,005
Total liabilities and stockholders’ equity	$772,578	$777,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2014	2013
Service revenue	$82,960	$100,620
Product revenue	6,792	—
Total revenue	89,752	100,620
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	49,137	48,177
Product costs	4,955	—
Sales and marketing	8,931	14,083
Product development	11,272	11,160
General and administrative	17,715	16,375
Amortization of intangible assets	11,629	9,559
Total operating expenses	103,639	99,354
Income (loss) from operations	(13,887)	1,266
Interest income (expense), net	(765)	(146)
Other income (expense), net	1,304	(78)
Gain on other assets, net	4,860	—
Income (loss) before income taxes	(8,488)	1,042
Income tax expense	(2,468)	(373)
Net income (loss)	$(10,956)	669

Net income (loss) per share - basic	$(0.12)	$0.01
Net income (loss) per share - diluted	$(0.12)	$0.01

Weighted average number of shares - basic	90,854	86,618
Weighted average number of shares - diluted	90,854	87,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Net income (loss)	$(10,956)	$669
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(22)	(31)
Realized gain on marketable securities available-for-sale, net of tax expense of $344	(562)	—
Other comprehensive income (loss), net of tax:	(584)	(31)
Comprehensive income (loss)	$(11,540)	$638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital amount	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
Balance at December 31, 2013	90,707	$11	$611,028	$(30,767)	$502	$(84,769)	$496,005
Issuance of stock under employee stock awards and other, net	350	—	180	—	—	—	180
Stock-based compensation expense	—	—	4,836	—	—	—	4,836
Realized gain on marketable securities	—	—	—	—	(562)	—	(562)
Foreign currency translation adjustment	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	(10,956)	(10,956)
Balance at March 31, 2014	91,057	$11	$616,044	$(30,767)	$(82)	$(95,725)	$489,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(10,956)	$669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,405	14,904
Deferred income taxes	2,376	209
Stock-based compensation	5,267	7,263
Gain on other assets, net	(4,860)	—
Other	(1,522)	—
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	1,611	4,045
Prepaid expenses and other current assets	(1,372)	(501)
Deferred registration costs	(6,424)	(5,026)
Deposits with registries	348	(481)
Other long-term assets	167	266
Accounts payable	(732)	869
Accrued expenses and other liabilities	(3,510)	(1,108)
Deferred revenue	7,890	5,706
Net cash provided by operating activities	5,688	26,815
Cash flows from investing activities
Purchases of property and equipment	(2,790)	(5,825)
Purchases of intangible assets	(3,264)	(3,853)
Payments for gTLD applications, net	(400)	—
Proceeds from gTLD withdrawals, net	5,099	—
Cash paid for acquisitions, net of cash acquired	—	(6,092)
Other	1,171	—
Net cash used in investing activities	(184)	(15,770)
Cash flows from financing activities
Long-term debt repayments	(3,750)	—
Proceeds from exercises of stock options and contributions to ESPP	180	1,746
Repurchases of common stock	—	(4,835)
Net taxes paid on RSUs and options exercised	(847)	(1,383)
Cash paid for acquisition holdback	(500)	—
Other	(117)	(92)
Net cash used in financing activities	(5,034)	(4,564)
Effect of foreign currency on cash and cash equivalents	(18)	(43)
Change in cash and cash equivalents	452	6,438
Cash and cash equivalents, beginning of period	153,511	102,933
Cash and cash equivalents, end of period	$153,963	$109,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Company Background and Overview

Demand Media, Inc. (“Demand Media”), together with its consolidated subsidiaries (the “Company”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified digital content & media and domain name services company. Our business is focused on an Internet-based model for the professional creation of content, and our business is comprised of two service offerings, Content & Media and Registrar.

Content & Media

Our Content & Media service offering includes an online content creation studio with a community of freelance creative professionals, a portfolio of leading owned and operated websites, and a digital artist marketplace and e-commerce platform. Content & Media services are delivered through our Content & Media platform, which includes our content creation studio, social media applications and a system of monetization tools designed to match content with advertisements in a manner that is optimized for revenue yield and end-user experience. We also leverage our content creation studio for third-party brands, publishers and advertisers as part of our content solutions service offering. As a complement to our traditional content offerings, we have recently integrated certain e-commerce and paid content offerings. In June 2013, we acquired Society6, LLC (“Society6”), a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints, phone cases, t-shirts and other products. We have also recently begun to offer certain on-demand services for purchase on an a la carte or subscription basis, such as eHow Now, a platform where customers chat directly with experts to receive advice and guidance.

Registrar

Our domain name services include services provided by our wholesale and retail domain name registrars, domain name registry and related services. To date, nearly all of the revenue generated from this service offering has been generated by our Registrar service offering, which provides domain name registration and various related services to customers through our wholly owned subsidiaries, eNom and Name.com, and we refer to this service offering as our Registrar service offering for historical periods. We own and operate the world’s largest wholesale Internet domain name registrar and the world’s second largest registrar overall, based on the number of names under management. We are also positioned to become a leading domain name registry through our participation in a new program (the “New gTLD Program”) designed to expand the total number of domain name suffixes, or gTLDs, approved by the Internet Corporation for Assigned Names and Numbers (“ICANN”), a global non-profit corporation that manages the Internet's domain name registration system. Under the New gTLD Program, to date, we have entered into 29 registry operator agreements with ICANN and launched 13 gTLDs into the marketplace. We also began providing registry back-end services to Donuts, a third-party domain name registry, in the fourth quarter of 2013. The combination of our existing registrar business and our new registry business will make us one of the largest providers of end-to-end domain name services in the world.

Our wholly owned subsidiary, Rightside Group, Ltd. (“Rightside”), filed a Registration Statement on Form 10 with the SEC in January 2014, which Rightside amended in February 2014 and April 2014, in connection with the planned separation of the Company into two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Proposed Business Separation”). Upon completion of the Proposed Business Separation, Rightside will operate the domain name services business, while we will continue to own and operate our content and media business. The Proposed Business Separation is being structured as a pro rata distribution of Rightside shares to holders of our common stock (the “Distribution”). We expect that the Proposed Business Separation will be tax-free to us and our stockholders for U.S. federal income tax purposes (except for any cash received in lieu of fractional shares). Consummation of the Proposed Business Separation is subject to final approval by our board of directors which may, in its absolute and sole discretion, decide at any time prior to the Distribution not to proceed with the Proposed Business Separation or to change any of the terms related to the Proposed Business Separation or the Distribution. Consummation of the Proposed Business Separation is also subject to the satisfaction of several conditions, including receipt of a private letter ruling from the Internal Revenue Service (“IRS”), together with an opinion of our tax counsel, substantially to the effect that, among other things, the Proposed Business Separation will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”); receipt of any necessary waivers under our credit facility; having the Registration Statement on Form 10 declared effective by the SEC; and receipt of listing approval. We received the private letter ruling from the IRS on January 31, 2014. We have not yet finalized all of the details of the Proposed Business Separation.

2. Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three month periods ended March 31, 2014 and 2013, the condensed consolidated statements of cash flows for the three month periods ended March 31, 2014 and 2013 and the condensed consolidated statement of stockholders’ equity for the three month period ended March 31, 2014 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of March 31, 2014 and our results of operations for the three month periods ended March 31, 2014 and 2013 and our cash flows for the three month periods ended March 31, 2014 and 2013. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2013 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to the SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

In 2014, we began separately reporting product sales and cost of products. As a result of the June 2013 Society6 acquisition, these amounts are now more significant to us and, accordingly, are shown as separate captions under revenue and operating expenses, respectively, on the consolidated statement of operations. Amounts in 2013 have been reclassified to conform to the 2014 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Demand Media and its wholly owned subsidiaries. Acquisitions are included in our consolidated financial statements from the date of the acquisition. Our purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant intercompany transactions and balances have been eliminated in consolidation.

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

We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as available-for-sale securities. Realized gains and losses for available-for-sale securities are included in other income (expense), net in our consolidated statements of operations. Unrealized gains and losses, net of taxes, on available-for-sale securities are included in our consolidated financial statements as a component of other comprehensive income and accumulated other comprehensive income (loss) (“AOCI”), until realized.

Investments in equity securities that we do not control or account for under the equity method and do not have readily determinable fair values are accounted for under the cost method. Cost method investments are originally recorded at cost. In determining whether other-than-temporary impairment exists for equity securities, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. We have determined that there has been no impairment of our equity marketable securities to date.

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. For the year ended December 31, 2013, unrealized gain on marketable securities was $0.9 million. During the three months ended March 31, 2014, we sold all of our marketable securities, resulting in a reclassification of $0.9 million of unrealized gain on marketable securities from other accumulated other comprehensive income to other income (expense), net. The sale of our marketable securities resulted in total realized gains of $1.4 million related the sale of our marketable securities, which are included in other income (expense), net.

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

For arrangements with multiple deliverables, we allocate revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The fair value of the selling price for a deliverable is determined using a hierarchy of (1) company-specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. We allocate any arrangement fee to each of the elements based on their relative selling prices.

Our revenue is principally derived from the following services:

Service Revenue

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

Where we enter into revenue-sharing arrangements with our customers, such as those relating to advertising on our customers’ domains, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers as revenue-sharing expenses, which are included in service costs.

In certain cases, we record revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third-party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the three months ended March 31, 2014 and 2013, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Social media service arrangements may contain multiple deliverables, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings, consulting services and advertising services. To the extent that consulting services have value on a standalone basis, we allocate revenue to each element in the multiple deliverable arrangements based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price. To date, substantially all consulting services entered into concurrently with the original social media service arrangements are not treated as separate deliverables, as such services do not have value to the customer on a standalone basis. In such cases, the arrangement is treated as a single unit of accounting with the arrangement fee recognized over the term of the arrangement on a straight-line basis. Set-up fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. We determine the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. We review the estimated customer life at least quarterly and when events or changes in circumstances occur, such as significant customer attrition relative to expected historical or projected future results. Overage billings are recognized when delivered and at contractual rates in excess of standard usage terms.

Outside consulting services performed for customers that have value on a stand alone basis are recognized as services are performed.

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

Our businesses including eNom and Name.com, are ICANN accredited registrars. Thus, we are the primary obligor with our reseller and retail registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, we report revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, we do not recognize any revenue related to transactions between our reseller customers and their ultimate retail customers. A portion of our resellers have contracted with us to provide billing and credit card processing services to the resellers’ retail customer base in addition to registration services. Under these circumstances, the cash collected from these resellers’ retail customer base exceeds the fixed amount per transaction that we charge for domain name registration services. Accordingly, these amounts, which are collected for the benefit of the reseller, are not recognized as revenue and are recorded as a liability until remitted to the reseller on a periodic basis. We report revenue from these resellers on a net basis because the reseller determines the price to charge its retail customers and maintains the primary customer relationship.

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

Product Revenue

Content & Media

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

Service Costs

Service costs consist primarily of fees paid to registries and ICANN associated with domain registrations, advertising revenue recognized by us and shared with our customers or partners as a result of our revenue-sharing arrangements, such as traffic acquisition costs, Internet connection and co-location charges and other platform operating expenses associated with our owned and operated and customer websites, including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar service offering, personnel costs relating to in-house editorial, customer service, and information technology.

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

Product Costs

Product costs consist of outsourced product manufacturing costs; shipping and handling; artist royalties and personnel costs.

Shipping and Handling

Shipping and handling charged to customers are recorded in revenue. Associated costs are recorded in product costs.

Deferred Revenue and Deferred Registration Costs

Deferred revenue consists primarily of amounts received from customers in advance of our performance for domain name registration services, subscription services for premium media content, social media services and online value-added services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the unexpired term of the related domain name registration, media subscription as services are rendered, over customer useful life, or online value-added service period.

Deferred registration costs represent the incremental direct cost paid in advance to registries, ICANN, and other third parties for domain name registrations and are recorded as a deferred cost on the balance sheets. Deferred registration costs are amortized to expense on a straight-line basis concurrently with the recognition of the related domain name registration revenue and are included in service costs.

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

Intangible Assets—Undeveloped Websites

We capitalize costs incurred to acquire and to initially register our owned and operated undeveloped websites (i.e., Uniform Resource Locators). We amortize these costs over the expected useful life of the underlying undeveloped websites on a straight-line basis. The expected useful lives of the website names range from 12 months to 84 months. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience with domain names of similar quality and value.

In order to maintain the rights to each undeveloped website acquired, we pay periodic renewal registration fees, which generally cover a minimum period of 12 months. We record renewal registration fees of website name intangible assets in deferred registration costs and amortize the costs over the renewal registration period, which is included in service costs.

Intangible Assets—Media Content

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

Capitalized media content is amortized on a straight-line basis over its useful life, which is typically five years, representing our estimate of the pattern that the underlying economic benefits are expected to be realized and based on its estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of our content. These estimates are based on our plans and projections, comparison of the economic returns generated by our content with content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying condensed consolidated statement of operations and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the accompanying condensed consolidated statements of cash flows.

Intangible Assets—Acquired in Business Combinations

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

Long-lived Assets

We evaluate the recoverability of our long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through March 31, 2014, we have identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to their search engine algorithms, some of which have led us to experience fluctuations in the total number of Google search referrals to our owned and operated and network of customer websites. In 2011 and 2013, the overall impact of these changes on our owned and operated websites was negative primarily due to a decline in traffic to eHow.com, our largest website. Beginning in response to changes in search engine algorithms since 2011, we have performed evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content assets from service, resulting in $2.4 million, $2.1 million and $5.9 million of related accelerated amortization expense in 2013, 2012 and 2011, respectively. Any further discretionary actions may result in additional accelerated amortization in the periods the actions occur.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2013, we determined that we have three reporting units. We perform an assessment as to whether a reporting unit’s fair value is less than our carrying value of its assets. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then a second step is performed to determine the amount of the impairment loss. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of the fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks.

Our most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2013 and indicated that the fair value of each of our three reporting units exceeded the respective reporting unit’s carrying value at that time. We recently experienced a significant volatility in our stock price, however, and as of March 31, 2014, our market capitalization was less than our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through March 31, 2014, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2014, consistent with our existing accounting policy.

Other Long-Term Assets

A framework for the significant expansion of the number of generic Top Level Domains (“gTLDs”) has been approved by ICANN, which began delegating gTLDs in October 2013 (the “New gTLD Program”). We capitalize the costs incurred to pursue the acquisition of gTLD operator rights that are determined to embody a probable economic benefit. Capitalized payments for gTLD applications are included in long-term other assets during the application process. For those gTLDs which have been delegated to us, capitalized payments will be reclassified as finite-lived intangible assets following the delegation of operator rights for each gTLD by ICANN, however, there can be no assurance that we will be awarded all gTLDs for which we have applied. Payments for gTLD applications primarily represent amounts paid directly to ICANN and/or third parties in the pursuit of gTLD operator rights. We may receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or withdraw our interest in certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. Gains on our interest in gTLD applications will be recognized when realized, while losses will be recognized when deemed probable. Other costs incurred by us as part of our gTLD initiative not directly attributable to the acquisition of gTLD operator rights are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the gTLD operator rights acquired commencing the date that each asset is available for its intended use.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service and/or performance based vesting conditions the fair value is estimated using the Black-Scholes-Merton option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat stock-based payment awards, other than performance awards, with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options, restricted stock units and restricted stock awards.

We account for stock-based payment awards and stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. Stock option awards to non-employees are accounted for at fair value using the Black-Scholes-Merton option pricing model. We believe that the fair value of stock-based payment awards and stock options is more reliably measured than the fair value of the services received. The fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

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

Under the Demand Media Employee Stock Purchase Plan (“ESPP”), during any offering period, eligible officers and employees can purchase a limited amount of Demand Media’s common stock at a discount to the market price in accordance with the terms of the plan. Demand Media uses the Black-Scholes-Merton option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period. The most recent offering period ended in November 2013.

Stock Repurchases

Under our stock repurchase plan, shares repurchased by us are accounted for when the transaction is settled. Repurchased shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock at par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the repurchased shares.

Income Taxes

Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of deferred tax assets and recognize a valuation allowance for our deferred tax assets when it is more likely than not that a future benefit on such deferred tax assets will not be realized.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. We reported a net loss for the three months ended March 31, 2014, and as a result, all potentially dilutive common shares comprising of stock options and restricted stock units (“RSUs”), stock from the ESPP are considered antidilutive for this period.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities. For our term loans and revolving loan facility, the carrying amount approximate fair value since they bear interest at variable rates which approximates fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the three months ended March 31, 2014 and the year ended December 31, 2013, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis. (Refer to Note 14 for additional information).

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Computers and other related equipment	$43,357	$43,010
Purchased and internally developed software	66,830	65,632
Furniture and fixtures	3,909	3,868
Leasehold improvements	9,118	9,075
	123,214	121,585
Less accumulated depreciation	(83,724)	(79,392)
Property and equipment, net	$39,490	$42,193

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of approximately $0.9 million and $0.5 million for the three months ended March 31, 2014, and 2013, respectively, is shown by classification below (in thousands):

	Three months ended March 31,
	2014	2013
Service costs	$3,613	$3,982
Sales and marketing	56	107
Product development	178	236
General and administrative	1,929	1,020
Total depreciation	$5,776	$5,345

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2014
	Gross carrying amount	Accumulated amortization	Net
Owned website names	$24,077	$(14,503)	$9,574
Customer relationships	30,454	(25,663)	4,791
Artist relationships	9,867	(2,330)	7,537
Media content	145,411	(100,567)	44,844
Technology	37,197	(30,779)	6,418
Non-compete agreements	1,159	(379)	780
Trade names	15,742	(6,855)	8,887
Content publisher relationships	2,092	(1,767)	325
	$265,999	$(182,843)	$83,156
	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net
Owned website names	$22,370	$(14,684)	$7,686
Customer relationships	32,462	(26,026)	6,436
Artist relationships	9,867	(1,507)	8,360
Media content	143,756	(95,687)	48,069
Technology	37,832	(30,165)	7,667
Non-compete agreements	1,159	(294)	865
Trade names	15,742	(6,444)	9,298
Content publisher relationships	2,092	(1,707)	385
	$265,280	$(176,514)	$88,766

Service costs included an accelerated amortization charge of $1.5 million and $0.1 million, for the three months ended March 31, 2014 and 2013, respectively, as a result of the removing of certain assets from service.

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing the date that the asset is available for its intended use.

Amortization expense by classification is shown below (in thousands):

	Three months ended March 31,
	2014	2013
Service costs	$7,556	$7,439
Sales and marketing	2,430	845
Product development	1,191	1,071
General and administrative	452	204
Total amortization	$11,629	$9,559

5. Other Assets

Other long term assets consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
gTLD deposits	$19,141	$21,252
Other	3,659	4,070
Other assets	$22,800	$25,322

For the three month period ended March 31, 2014, the net gain related to the withdrawals of our interest in certain gTLD applications was $4.9 million, recorded in gain on other assets, net on the condensed consolidated statements of operations.

Other assets at March 31, 2014 and December 31, 2013 include $1.2 million and $0.9 million, respectively, of restricted cash comprising a collateralized letter of credit connected with our applications under the New gTLD Program. The restrictions require the cash to be maintained in a bank account for a minimum of five years from the delegation of the gTLDs.

6. Other Balance Sheets Items

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accrued payroll and related items	$6,464	$9,301
Domain owners' royalties payable	890	1,193
Commission payable	2,307	2,808
Customer deposits	7,651	7,666
Other	14,342	13,711
Accrued expenses and other liabilities	$31,654	$34,679

7. Debt

We entered into a credit agreement, dated August 29, 2013, with Silicon Valley Bank, as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million senior secured term loan facility (the “Term  Loan Facility”) and a $125.0 million senior secured revolving loan facility (the “Revolving Loan Facility”), each maturing on August 29, 2018. The Credit Agreement replaced our pre-existing revolving credit facility that we entered into in August 2011.

The Term Loan Facility provides for $100.0 million term loan that was fully drawn as of December 31, 2013 (“Term Loans”). The Revolving Loan Facility provides for borrowings up to $125.0 million, with the right (subject to certain conditions and at the discretion of the lenders) to increase the Revolving Loan Facility by up to $25.0 million in the aggregate. The Revolving Loan Facility also includes sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans. Term Loans must be repaid in installments of $3.75 million that commenced on December 31, 2013, and continue quarterly thereafter, and repaid Term Loans cannot be re-borrowed. At March 31, 2014, $92.5 million was outstanding under the Term Loan Facility. The weighted average variable interest rate of the Term Loans at March 31, 2014 was 2.29%.

The Credit Agreement permits the Proposed Business Separation to occur subject to certain conditions, including pro forma compliance with the affirmative and negative covenants, including the financial covenants, set forth in the Credit Agreement, and maintenance of a minimum level of liquidity and a minimum trailing 12 month adjusted earnings before taxes, interest, depreciation and amortization expense (“Adjusted EBITDA”) after giving effect to the Proposed Business Separation.

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

The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants requiring compliance with a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio, as well as other restrictions typical for a financing of this type that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance outstanding under the Credit Agreement becoming immediately due and payable and termination of the commitments available under the Revolving Loan Facility. As of March 31, 2014, we were in compliance with the covenants under the Credit Agreement.

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

As of March 31, 2014, no principal balance was outstanding and approximately $114.5 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $10.5 million, and we were in compliance with all covenants.

In connection with entering into the Credit Agreement, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the three months ended March 31, 2014 we amortized $0.1 million of deferred debt issuance costs.

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non-cancelable operating and capital leases. Our leases expire between April 2016 and December 2019. During the first quarter of 2014 we amended our lease for the headquarters of our domain name business in Kirkland, Washington which is expanded our leased space from 34,000 square feet to 41,000 square feet, under a lease that expires in April 2019.

Letters of Credit

We issue letters of credit under our Revolving Loan Facility, and as of March 31, 2014, the total letters of credit outstanding under this facility was $10.5 million.

Litigation

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

Indemnification

In the normal course of business, we have provided certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware and indemnification related to our lease agreements. In addition, our advertiser and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

9. Income Taxes

Our effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in our valuation allowance.

During the three months ended March 31, 2014, we recorded an income tax expense of $2.5 million compared to an income tax expense of $0.4 million during the same period in 2013, representing an increase of $2.1 million. The increase was primarily due to acquisitions occurring in 2013.

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

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations, or cash flow. We acquired a $0.1 million uncertain tax position as a result of a business acquisition during 2011.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three months ended March 31, 2014 or 2013 other than the acquired uncertain tax position, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the IRS and various state authorities.

10. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Code (the “401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the IRS. Effective January 1, 2013, we began matching a portion of the employee contributions under the 401(k) Plan up to a defined maximum. During the three months ended March 31, 2014, we incurred approximately $0.6 million in employer contributions under the 401(k) Plan, and expect to incur a similar amount for the remainder of the current fiscal year.

11. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Service costs	$402	$611
Sales and marketing	825	1,923
Product development	959	1,165
General and administrative	3,081	3,564
Total stock-based compensation included in net income (loss)	$5,267	$7,263

During the three months ended March 31, 2014, we granted 1.9 million restricted stock units as part of our annual employee compensation process. In addition, 1.2 million options were forfeited as a result of the departure of a Company executive.

12. Stockholders’ Equity

Stock Repurchases

Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of our common stock from time to time. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the repurchase plan at March 31, 2014. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of March 31, 2014, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Other

Each share of common stock has the right to one vote per share. Each restricted stock purchase right has the right to one vote per share and the right to receive dividends or other distributions paid or made with respect to common shares, subject to restrictions for continued employment service.

13. Business Segments

We operate in one operating segment. Our chief operating decision maker (the “CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our Content & Media and Registrar service offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of our principal operations and decision-making functions are located in the United States. Revenue generated outside of the United States is not material for any of the periods presented.

Revenue derived from our Content & Media and Registrar service offering is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Content & Media revenue:
Owned & operated	$40,752	$49,703
Network	9,871	15,588
Total Content & Media revenue	50,623	65,291
Registrar revenue	39,129	35,329
Total revenue	$89,752	$100,620

14. Fair Value

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

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, term loan, revolving credit facility, accrued liabilities and customer deposits approximate fair value because of their short maturities. For the Term Loans and Revolving Loan Facility, the carrying amount approximates fair value since it bears interest at variable rates which approximates fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Balance at March 31, 2014
	Level 1	Level 2	Total
Assets:
Cash equivalents (1)	$3,034	$—	$3,034
	$3,034	$—	$3,034
Liabilities:
Debt	$—	$92,500	$92,500
	$—	$92,500	$92,500
(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

	Balance at December 31, 2013
	Level 1	Level 2	Total
Assets:
Cash equivalents (1)	$4,034	$—	$4,034
Marketable securities	902	—	902
	$4,936	$—	$4,936
Liabilities:
Debt	$—	$96,250	$96,250
	$—	$96,250	$96,250
(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

For financial assets that utilize Level 1 and Level 2 inputs, we utilize both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs).

15. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended March 31,
	2014	2013
Net income (loss)	$(10,956)	$669

Weighted average common shares outstanding	90,875	86,838
Weighted average unvested restricted stock awards	(21)	(220)
Weighted average common shares outstanding—basic	90,854	86,618
Dilutive effect of stock options, warrants and ESPP	—	1,125
Weighted average common shares outstanding—diluted	90,854	87,743

Net income (loss) per share—basic	$(0.12)	$0.01
Net income (loss) per share—diluted	$(0.12)	$0.01

For the three months ended March 31, 2014 we excluded 0.6 million shares from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive. There were no antidilutive shares for the other periods presented.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in Part II.Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

We are a diversified digital content & media and domain name services company. We have developed a leading Internet-based model for the professional creation and distribution of high-quality content, and we have expanded to include commerce-based products and services. We are also a leader in the domain name industry, with a complete suite of products and services that our customers utilize as the foundation to build their online presence, including operating wholesale and retail domain name registrars, serving as a domain name registry and providing related services.

Our business is comprised of two service offerings: Content & Media and Domain Name Services. Our content & media service offering includes an online content creation studio with a community of freelance creative professionals, a portfolio of leading owned and operated websites, and a digital artist marketplace and e-commerce platform. We deploy our proprietary content and media platform to our owned and operated websites, such as eHow.com, Livestrong.com and Cracked.com, and to websites operated by our customers. We also leverage our content creation studio for third-party brands, publishers and advertisers as part of our content solutions service offering. As a complement to our traditional content offerings, we have recently integrated certain e-commerce and paid content offerings. In June 2013, we acquired Society6, LLC (“Society6”), a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints, phone cases, t-shirts and other products. We also offer certain on-demand services for purchase on an a la carte or subscription basis, such as eHow Now, a platform where customers chat directly with experts to receive advice and guidance. Our Content & Media service offering also includes a portfolio of websites primarily containing advertising listings, which we refer to as undeveloped websites.

Our Domain Name Services offering includes services provided by our wholesale and retail domain name registrars, domain name registry and related services. To date, nearly all of the revenue generated from this service offering has been generated by our registrar service offering, which provides domain name registration and various related services to our customers, and we refer to this service offering as our Registrar service offering for historical periods. We own and operate the world’s largest wholesale Internet domain name registrar and the world’s second largest registrar overall, based on the number of names under management. We are also positioned to become a leading domain name registry through our participation in a new program (the “New gTLD Program”) designed to expand the total number of domain name suffixes, or gTLDs, approved by the Internet Corporation for Assigned Names and Numbers (“ICANN”), a global non-profit corporation that manages the Internet's domain name registration system. Under the New gTLD Program, to date, we have entered into 29 registry operator agreements with ICANN and launched 13 gTLDs into the marketplace. We also began providing registry back-end services to Donuts, a third-party domain name registry, in the fourth quarter of 2013. The combination of our existing registrar business and our new registry business will make us one of the largest providers of end-to-end domain name services in the world.

Our principal operations and decision-making functions are located in the United States. We report our financial results as one operating segment, with two distinct service offerings. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Together, our service offerings provide us with proprietary data that facilitates the creation of commercially valuable, long-lived content, which we combine with broad distribution and targeted monetization capabilities. We currently generate the vast majority of our Content & Media revenue through the sale of advertising and sales of products. To a lesser extent, we also generate Content & Media revenue through subscriptions to our social media applications, the sale or licensing of media content, sales of e-learning and other on-demand services and sales of undeveloped websites. Substantially all of our Registrar revenue is derived from domain name registration and related value-added service subscriptions. Our chief operating decision maker regularly reviews revenue for each of our Content & Media and Registrar service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Content & Media and Registrar revenue separately.

Our wholly owned subsidiary, Rightside Group, Ltd. (“Rightside”), filed a Registration Statement on Form 10 with the SEC in January 2014, which Rightside amended in February 2014 and April 2014, in connection with the planned separation of the Company into two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Proposed Business Separation”). Upon completion of the Proposed Business Separation, Rightside will operate the domain name services business, while we will continue to own and operate our content and media business. The Proposed Business Separation is being structured as a pro rata distribution of Rightside shares to holders of our common stock (the “Distribution”). We expect that the Proposed Business Separation will be tax-free to us and our stockholders for U.S. federal income tax purposes (except for any cash received in lieu of fractional shares). Consummation of the Proposed Business Separation is subject to final approval by our board of directors which may, in its absolute and sole discretion, decide at any time prior to the Distribution not to proceed with the Proposed Business Separation or to change any of the terms related to the Proposed Business Separation or the Distribution. Consummation of the Proposed Business Separation is also subject to the satisfaction of several conditions, including receipt of a private letter ruling from the Internal Revenue Service (“IRS”), together with an opinion of our tax counsel, substantially to the effect that, among other things, the Proposed Business Separation will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”); receipt of any necessary waivers under our credit facility; having the Registration Statement on Form 10 declared effective by the SEC; and receipt of listing approval. We received the private letter ruling from the IRS on January 31, 2014. We have not yet finalized all of the details of the Proposed Business Separation.

For the three months ended March 31, 2014 and 2013, we reported revenue of $89.8 million and $100.6 million, respectively. For the three months ended March 31, 2014 and 2013, our Content & Media service offering accounted for 56% and 65% of our total revenue, respectively, and our Registrar service offering accounted for 44% and 35% of our total revenue, respectively.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended March 31,		% Change
	2014	2013	2014 to 2013
Content & Media Metrics(1):
Owned & operated
Page views (in millions)	4,599	3,780	22%
RPM	$8.86	$13.15	(33%)
Network of customer websites
Page views (in millions)	1,849	4,867	(62%)
RPM	$5.34	$3.20	67%
RPM ex-TAC(2)	$4.07	$2.09	95%
Registrar Metrics(1):
End of Period # of Domains (in millions)	15.4	14.0	10%
Average Revenue per Domain	$10.32	$10.22	1%

(1)

For a discussion of these period-to-period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

(2)	Traffic acquisition costs (TAC) represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue from the sale of advertising in connection with our Content & Media service offering and domain name registration subscriptions and certain related services in connection with our Domain Name Services offering. We believe there is an opportunity to diversify our Content & Media revenue streams through commerce initiatives by offering products and on-demand services for purchase and creating and distributing content for third party brands and publishers. To further our commerce initiatives, in June 2013 we acquired Society6, a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints and other products. Additionally, while a significant majority of our content is currently targeted primarily at users in the United States, we believe that there is an opportunity in the longer term for us to create content and sell products targeted at users located outside of the United States and thereby increase our revenue generated from countries outside of the United States. We may incur additional expenses associated with expanding our business internationally.

Our Content & Media revenue is primarily advertising-based and principally dependent upon page views and RPMs. We believe that there are opportunities to grow our page views by improving the user experience on our websites, creating more content in a greater variety of formats, particularly formats better suited for mobile devices, and expanding our network of customer websites where we can distribute content produced through our platform. However, we rely largely on search engine referrals to our owned and operated websites for users and page views. Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow.com and Livestrong.com. On occasion, we continue to experience negative changes in Google referrals to our owned and operated websites.  These changes have resulted, and may continue to result, in substantial declines in traffic to our owned and operated websites. Other search engines may deploy similar changes or make other changes that could negatively impact the volume of referral traffic to our owned and operated websites, some of which we have experienced. Any future or ongoing changes that impact search referral traffic to our owned and operated websites may result in material fluctuations in our financial performance. Our RPMs may also be negatively impacted by changes in the online advertising marketplace, which could include lower rates received for mobile and other ad units, as well as changes in the manner in which we sell our ad inventory.

In an effort to improve user experience and engagement, we regularly evaluate and strive to continuously improve our websites, content library and content creation platform. Such improvements include redesigning our websites, refining our content library through select removals and additions, establishing more stringent criteria for the admission of content creators, adding processes to ensure that each additional unit of content published is unique in relation to existing content units, creating new content formats designed to further diversify our content offering, renovating and improving existing content, and integrating commerce products and services with our content experience. For example, in response to changes in search engine algorithms since 2011, we performed evaluations of our existing content library to identify potential improvements. As a result of these evaluations, we elected to remove certain content assets from service, resulting in over $10 million of related accelerated amortization expense in the aggregate since 2011. We intend to perform similar content remediations in the future, which could result in additional accelerated amortization expense related to the content that we remove from our library.

Our advertising revenue is primarily generated by advertising networks, which include both performance-based advertising, such as cost-per-click advertising where an advertiser pays only when a user clicks on their advertisement, and display advertising, where an advertiser pays each time an advertisement is displayed. The majority of our advertising revenue has historically been generated by our relationship with Google, and for the three months ended March 31, 2014, approximately 30% of our total consolidated revenue was derived from our advertising arrangements with Google. Google maintains the direct relationships with advertisers and provides us with cost-per-click and display advertisements, which we deploy to our owned and operated websites as well as certain websites owned by our customers with whom we share a portion of the advertising revenue. Any change in the type of services that Google provides to us could adversely impact our results of operations. Google also serves as the technology platform partner in connection with our programmatic ad sales offering.

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

Substantially all of our Domain Name Services revenue is currently derived from domain name registrations and related value-added service subscriptions from our wholesale and retail customers to our registrar platform. Growth in our registrar-related revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value-added service renewal rates, and to grow those relationships through competitive pricing on domain name registrations, differentiated value-added service and customer service offerings, and best-in-class reseller integration tools. Over the past few years our revenue growth has been driven by the addition and renewal of reseller customers with large volumes of domain names as well as the acquisition of Name.com, a leading retail registrar. Certain of our large reseller customers account for a large portion of our Domain Name Services revenue, and from time to time, we enter into multi-year agreements with those customers.

Going forward, we are diversifying our Domain Name Services offerings and expect to become a leading domain name registry offering new gTLDs, which we believe will help us attract new wholesale and retail customers as well as grow domain name registration volumes with existing customers. We paid $0.4 million in the three months ended March 31, 2014 for investments in gTLD applications, and have made total capital investments in gTLD applications of $22.6 million since 2012.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying Content & Media and Domain Name Services revenue we generate. In the near term, we expect that the period-over-period growth in our Content & Media revenue will be slightly declining, offset by growth in our Domain Name Services revenue, and we expect that our service costs will increase in 2014 compared to 2013 in line with Registrar revenue growth. In addition, product revenue and costs will increase in 2014 compared to 2013 as Society6 revenue grows. We believe that these factors, together with costs associated with our investment in new gTLDs, will constrain our operating margin growth in the short-term as we increase our investment in new business initiatives that we believe will support future growth. We will also continue to monitor changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of our long-lived assets, the market price of our common stock, anticipated future cash flows and other indicators of the fair value of our reporting units to determine if an interim impairment test is necessary. If we are required to record an impairment charge on the carrying value of our long-lived assets, including our media content and goodwill arising from acquisitions, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

We are currently pursuing the separation of our business into two independent, publicly-traded companies: an Internet-based content and media company and a domain name services company. We currently expect to complete the Proposed Business Separation by the end of the third quarter of 2014, but completion of the Proposed Business Separation is at the discretion of our board of directors and subject to the satisfaction or waiver of various conditions (including a waiver of the minimum trailing four quarter adjusted earnings before interest, taxes, depreciation and amortization requirement under our credit facility), and the Proposed Business Separation may not be consummated. Furthermore, the Proposed Business Separation requires significant time and attention from our management and employees and requires us to incur significant costs, which could disrupt our ongoing operations and adversely affect our results of operations. Additionally, following completion of the Proposed Business Separation, we will be a less diversified company and our results may be more likely to fluctuate from period to period.

Basis of Presentation

Revenue

Our revenue is derived from our Content & Media and Registrar service offerings and our Content & Media product sales.

Service Revenue

Content & Media

We currently generate Content & Media service revenue through the sale of advertising, subscriptions to our social media applications and select content and service offerings. Articles, videos and other forms of content, each of which we refer to as a content unit, generate revenue both directly and indirectly. Direct revenue is revenue directly attributable to a content unit, such as advertisements, including sponsored advertising links, display advertisements and in-text advertisements, on the same webpage on which the content is displayed. Indirect revenue is also derived primarily by our content library, but is not directly attributable to a specific content unit. Indirect revenue includes advertising revenue generated on our owned and operated websites’ home pages (e.g., home page of eHow), on topic category webpages (e.g., home and garden category page), on user generated article pages that feature content that we did not develop or acquire, and from subscriptions. Our revenue generating advertising arrangements, for both our owned and operated websites and our network of customer websites, include cost-per-click performance-based advertising, display advertisements where revenue is dependent upon the number of page views, and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products and services. We generate revenue from advertisements displayed alongside our content offered to consumers across a broad range of topics and categories on our owned and operated websites and on certain customer websites. Our advertising revenue also includes revenue derived from cost-per-click advertising links we place on undeveloped websites owned both by us, which we acquire and sell on a regular basis, and certain of our customers. To a lesser extent, we also generate revenue from our subscription-based offerings, which include our social media applications deployed on our network of customer websites and subscriptions to premium content or services offered on certain of our owned and operated websites. Other revenue is generated through the sale or license of media content or the sale of undeveloped websites. Revenue from the sale or perpetual license of content and sale of undeveloped websites is recognized when the content and undeveloped websites have been delivered and the contractual performance obligations have been fulfilled. Revenue from the license of content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled.

Where we enter into revenue-sharing arrangements with our customers, such as those relating to our advertiser network and our undeveloped customer websites, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers as traffic acquisition costs, or TAC, which are included in service costs. In circumstances where we distribute our content on third-party websites and the customer acts as the primary obligor we recognize revenue on a net basis.

Registrar

Our Registrar revenue is principally comprised of registration fees charged to resellers and consumers in connection with new, renewed and transferred domain name registrations. In addition, our Registrar service offering also generates revenue from the sale of other value-added services that are designed to help our customers easily build, enhance and protect their domains, including security services, e-mail accounts and web-hosting. Finally, we generate revenue from fees related to auction services we provide to facilitate the selling of third-party owned domains. Our Registrar revenue varies based upon the number of domains registered, the rates we charge our customers and our ability to sell value-added services. We market our Registrar wholesale services under our eNom brand, and our retail registration services under our Name.com brand, among others.

Product Revenue

Content & Media

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

Operating Expenses

Operating expenses consist of service costs, product costs, sales and marketing, product development, general and administrative, and amortization of intangible assets. Stock-based compensation and depreciation expenses associated with our capital expenditures are also included in the appropriate operating expense categories.

Service Costs

Service costs consist of fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; personnel costs related to in-house editorial, customer service and information technology; and costs associated with our paid content initiatives, such as instructional content created in connection with our acquisition of Creativebug in March 2013. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar service offering. In the near term, we expect increases in costs associated with our investment in new business initiatives such as our preparation for new gTLDs resulting in comparable service costs compared to historical results.

Product Costs

Product costs consist of outsourced product manufacturing costs; shipping and handling; artist royalties; and personnel costs.

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

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, our owned and operated websites and future product and service offerings associated with our Domain Name Services business. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, but remain relatively flat as a percentage of revenue compared to 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources, information technology organizations and facilities related expenditures, as well as third-party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the three months ended March 31, 2014 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. In 2014, we expect to incur certain personnel costs and professional fees related to our efforts to separate the Company into two distinct publicly traded companies. As we continue to expand our business, combined with higher general and administrative costs expected from the Proposed Business Separation, we anticipate general and administrative expenses will increase at a higher rate than our projected revenue growth in 2014 when compared to 2013.

Amortization of Intangible Assets

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to develop content that our algorithms indicate have a probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term as we intend to increase our investment in content intangible assets as compared to the prior year, and because of the increase in identifiable intangible assets acquired in the Society6 acquisition in June 2013. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Stock-based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, restricted stock issued to employees and expenses relating to our Employee Stock Purchase Plan. We record the fair value of these equity-based awards and expenses at their cost ratably over related vesting periods.

Interest Income (Expense), Net

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our term loans and revolving loan facility. As of March 31, 2014, a $92.5 million principal balance was outstanding under the term loan facility. We expect interest expense to be higher in 2014 than in prior years due to higher borrowings outstanding. Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

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

We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States federal and certain state and foreign deferred tax assets. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, including content and internal software and website development costs, income taxes, stock-based compensation and the recoverability of long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2013 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates since the date of our 2013 Annual Report on Form 10-K. The following discussion includes any specific activity related to these accounting policies and estimates for the three months ended March 31, 2014.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2013, we determined that we have three reporting units. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit’s fair value is less than our carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of the reporting unit exceeds carrying value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its carrying value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Our most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2013 and indicated that the fair value of each of our three reporting units exceeded the respective reporting unit’s carrying value at that time. We recently experienced a significant decline in our stock price, however, and as of March 31, 2014, our market capitalization was less than our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through March 31, 2014, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2014, consistent with our existing accounting policy.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2014	2013
	(In thousands)
Service revenue	$82,960	$100,620
Product revenue	6,792	-
Total revenue	89,752	100,620
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	49,137	48,177
Product costs	4,955	—
Sales and marketing	8,931	14,083
Product development	11,272	11,160
General and administrative	17,715	16,375
Amortization of intangible assets	11,629	9,559
Total operating expenses	103,639	99,354
Total income (loss) from operations	(13,887)	1,266
Interest income/(expense), net	(765)	(146)
Other income (expense), net	1,304	(78)
Gain on other assets, net	4,860	—
Income (loss) before income taxes	(8,488)	1,042
Income tax expense	(2,468)	(373)
Net income (loss)	$(10,956)	$669

(1) Depreciation expense included in the above line items:
Service costs	$3,613	$3,982
Sales and marketing	56	107
Product development	178	236
General and administrative	1,929	1,020
Total depreciation	$5,776	$5,345

(2) Stock-based compensation included in the above line items:
Service costs	$402	$611
Sales and marketing	825	1,923
Product development	959	1,165
General and administrative	3,081	3,564
Total stock-based compensation	$5,267	$7,263

As a percentage of revenue:

	Three months ended March 31,
	2014	2013
Service revenue	92.4%	100.0%
Product revenue	7.6%	0.0%
Total revenue	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets)	54.7%	47.9%
Product costs	5.5%	0.0%
Sales and marketing	10.0%	14.0%
Product development	12.6%	11.1%
General and administrative	19.7%	16.3%
Amortization of intangible assets	13.0%	9.5%
Total operating expenses	115.5%	98.7%
Income (loss) from operations	(15.5)%	1.3%
Interest income (expense), net	(0.9)%	(0.1)%
Other income (expense), net	1.5%	(0.1)%
Gain on other assets, net	5.4%	0.0%
Income (loss) before income taxes	(9.5)%	1.0%
Income tax expense	(2.7)%	(0.4)%
Net income (loss)	(12.2)%	0.7%

Revenue

Revenue by service line was as follows (in thousands):

	Three months ended March 31,		% Change
	2014	2013	2014 to 2013
Content & Media:
Owned and operated websites	$40,752	$49,703	(18)%
Network of customer websites	9,871	15,588	(37)%
Total Content & Media	50,623	65,291	(22)%
Registrar	39,129	35,329	11%
Total revenue	$89,752	$100,620	(11)%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites decreased by $9.0 million, an 18% decline to $40.8 million for the three months ended March 31, 2014, as compared to $49.7 million for the same period in 2013. Excluding the Society6 acquisition, Content & Media revenue from our owned and operated websites for the three months ended March 31, 2014, decreased $15.7 million or 32%. Page views increased by 22%, to 4,599 million page views in the three months ended March 31, 2014 from 3,780 million page views in the three months ended March 31, 2013 primarily due to growth in mobile across our owned and operated websites, particularly on eHow.com, as well as growth from our international websites, offsetting declines in search engine referral traffic. RPMs decreased by 33%, to $8.86 in the three months ended March 31, 2014 from $13.15 in the three months ended March 31, 2013 primarily due to a mix shift to lower RPM page views from mobile and international, as well the shift away from higher CPM direct sold display advertising.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended March 31, 2014 decreased by $5.7 million, or 37%, to $9.9 million, as compared to $15.6 million in the same period in 2013. The decrease was primarily due to lower revenue from our domain monetization and social media application business, partially offset by growth in our content solutions service offering. Page views decreased by 3,018 million or 62%, to 1,849 million pages viewed in the three months ended March 31, 2014, from 4,867 million pages viewed in the three months ended March 31, 2013. The decrease in page views was due primarily to a reduction in the number of websites we represent as part of our IndieClick network, and a decrease in reported page views from our Pluck partners. RPMs increased 67% to $5.34 in the three months ended March 31, 2014 from $3.20 in the three months ended March 31, 2013. The increase in RPMs was primarily due to the removal of lower monetizing page views from the IndieClick network.

Registrar Revenue

Registrar revenue for the three months ended March 31, 2014 increased by $3.8 million, or 11%, to $39.1 million compared to $35.3 million for the same period in 2013. The increase was largely due to growth in the number of domain names under management. The number of domains under management increased 1.4 million, or 10%, to 15.4 million during the three months ended March 31, 2014 as compared to 14.0 million in the same period in 2013 primarily due to Name.com. Our average revenue per domain increased slightly by $0.10, or 1%, to $10.32 during the three months ended March 31, 2014 from $10.22 in the same period in 2013.

Cost and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended March 31,		% Change
	2014	2013	2014 to 2013
Service costs (exclusive of amortization of intangible assets)	$49,137	$48,177	2%
Product costs	4,955	-	N/A
Sales and marketing	8,931	14,083	(37)%
Product development	11,272	11,160	1%
General and administrative	17,715	16,375	8%
Amortization of intangible assets	11,629	9,559	22%

Service Costs

Service costs for three months ended March 31, 2014 increased by approximately $1.0 million, or 2%, to $49.1 million compared to $48.2 million in the same period in 2013. The increase was primarily due to a $4.0 million increase in domain registry fees and registrar costs associated with our growth in domain registrations over the same period, a $0.5 million increase in personnel related costs including stock-based compensation and a $0.2 million increase in information technology expense to support growth in our business. These increases were partially offset by a $3.1 million decrease in TAC, primarily due to the advertiser network and a $0.4 million decrease in content cost.

Product Costs

Product costs for the three months ended March 31, 2014 were $5.0 million, primarily due to the acquisition of Society6 in June 2013. There were no product costs for the same period in 2013.

Sales and Marketing

Sales and marketing expenses decreased 37%, or $5.2 million, to $8.9 million for the three months ended March 31, 2014 from $14.1 million for the same period in 2013. The decrease in expense was primarily driven by decreased marketing related costs of $2.5 million, and a decrease in personnel cost of $2.6 million, primarily due to a reduced sales force and infrastructure related to our strategic shift away from direct advertising sales.

Product Development

Product development expenses remained relatively flat, at $11.3 million during the three months ended March 31, 2014 compared to $11.2 million in the same period in 2013. An increase of $0.3 million in personnel and related costs, including stock-based compensation expense, net of internal costs capitalized as internal software development, was offset by a $0.3 million decrease in outsourced consulting costs.

General and Administrative

General and administrative expenses increased by $1.3 million, or 8%, to $17.7 million during the three months ended March 31, 2014 compared to $16.4 million in the same period in 2013. The increase was primarily due to an increase of $0.6 million of professional fees incurred in connection with the Proposed Business Separation and increased depreciation expense of $0.9 million resulting from leasehold improvements to our headquarters made during the prior year, and accelerated depreciation for assets that were disposed of during the first quarter of 2014.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2014 increased by $2.1 million, or 22%, to $11.6 million compared to $9.6 million in the same period in 2013. The increase is primarily due to additional amortization expense from intangible assets acquired from the Society6 acquisition in 2013, as well as an acceleration of certain intangible assets, as a result of the removing of certain assets from service.

Interest Income (Expense), Net

Interest expense for the three months ended March 31, 2014 increased by $0.6 million compared to the same period in 2013 primarily due to the increased balance outstanding under the new credit facility that was entered into during 2013.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2014 increased by $1.4 million compared to the same period in 2013, primarily due to the gain on the sale of marketable securities.

Gain on Other Assets, Net

Gain on other assets, net for the three months ended March 31, 2014 was $4.9 million, due to the withdrawals of our interest in certain gTLD applications. There was no gain on other assets, net for the same period in 2013.

Income Tax Benefit (Expense)

During the three months ended March 31, 2014, we recorded an income tax expense of $2.5 million compared to $0.4 million during the same period in 2013, representing an increase of $2.1 million. The increase was primarily due to acquisitions occurring in 2013.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below the following non-GAAP financial measures: adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA, and revenue less traffic acquisition costs, or Revenue ex-TAC. We have provided a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures. Our non-GAAP Adjusted EBITDA financial measure differs from GAAP net income in that it excludes certain expenses such as depreciation, amortization, stock-based compensation, as well as the financial impact of acquisition and realignment costs, the formation expenses directly related to our gTLD initiative and any gains or losses on certain asset sales or dispositions. Acquisition and realignment costs include such items, when applicable, as (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance and other payments attributable to acquisition or corporate realignment activities and (d) expenditures related to the separation of Demand Media into two distinct publicly traded companies. Our non-GAAP Revenue ex-TAC financial measure differs from GAAP revenue as it reflects our consolidated revenue net of our traffic acquisition costs. Adjusted EBITDA and Revenue ex-TAC are frequently used by securities analysts, investors and others as a common financial measure of our operating performance.

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

Management believes these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business’ underlying recurring revenue and operating costs which is focused more closely on the current costs necessary to utilize previously acquired long-lived assets. In addition, we believe that it can be useful to exclude certain non-cash charges because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. For example, due to the long-lived nature of our media content, revenue generated from our content assets in a given period bears little relationship to the amount of our investment in content in that same period. Accordingly, we believe that content acquisition costs represent a discretionary long-term capital investment decision undertaken by management at a point in time. This investment decision is clearly distinguishable from other ongoing business activities, and its discretionary nature and long-term impact differentiate it from specific period transactions, decisions regarding day-to-day operations, and activities that would have immediate performance consequences if materially changed, deferred or terminated.

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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended March 31,
	2014	2013
Non-GAAP Financial Measures:	(In thousands)
Content & Media revenue	$50,623	$65,291
Registrar revenue	39,129	35,329
Less: traffic acquisition costs (TAC)(1)	(2,354)	(5,436)
Total revenue ex-TAC	$87,398	$95,184

Net income (loss)	$(10,956)	$669
Add (deduct):
Income tax expense	2,468	373
Interest and other income (expense), net	(539)	224
Gain on gTLD application withdrawals, net(2)	(4,860)	—
Depreciation and amortization(3)	17,405	14,904
Stock-based compensation(4)	5,267	7,263
Acquisition and realignment costs(5)	2,722	376
gTLD expense(6)	—	1,618
Adjusted EBITDA	$11,507	$25,427
(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.
(2)	Comprises gain (loss) on other assets, net, which consist primarily of gains and losses from the withdrawals of our interest in certain gTLD applications.
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
(5)

Acquisition and realignment costs include such items, when applicable, as (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance and other payments attributable to acquisition or corporate realignment activities and (d) expenditures related to the separation of Demand Media into two distinct publicly traded companies.

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

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity were our cash and cash equivalents in the amount of $154.0 million and our $125.0 million revolving loan facility.

Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our upfront investments in content and also reflects our ongoing investments in our platform, company infrastructure and equipment for both service offerings and, more recently, our investments in the New gTLD Program.

Since our inception through March 31, 2014, we have also used significant cash to make strategic acquisitions to further grow our businesses, including the acquisitions of Name.com in December 2012, and Society6 in June 2013. We may make further acquisitions in the future.

We made capital investments in gTLD applications of $0.4 million in the three months ended March 31, 2014, and have made total capital investments in gTLD applications of $22.6 million since 2012. The net amount of investment incurred in our pursuit of gTLD operator rights in 2014 is expected to be substantially higher as the New gTLD Program progresses. In addition, for the three months ended March 31, 2014, we recorded a $4.9 million net gain related to the withdrawals of our interest in certain gTLD applications.

We announced a $25.0 million stock repurchase plan on August 19, 2011, which was increased on February 8, 2012 to $50.0 million. Under the plan, we were authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or in negotiated transactions. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the stock repurchase plan at March 31, 2014. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

We entered into a credit agreement, dated August 29, 2013, with Silicon Valley Bank, as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million senior secured term loan facility (the “Term Loan Facility”) and a $125.0 million senior secured revolving loan facility (the “Revolving Loan Facility”), each maturing on August 29, 2018. The Credit Agreement replaced our pre-existing revolving credit facility that we entered into in August 2011, and a portion of the proceeds from the Term Loan Facility were used to repay the $20.0 million outstanding principal balance of, and all accrued but unpaid interest and other amounts due under, the 2011 revolving credit facility.

The Term Loan Facility provides for an up to $100.0 million term loan that was fully drawn as of December 31, 2013 (“Term Loans”). The Revolving Loan Facility provides for borrowings up to $125.0 million, with the right (subject to certain conditions and at the discretion of the lenders) to increase the Revolving Loan Facility by up to $25.0 million in the aggregate. The Revolving Loan Facility also includes sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans. The Term Loans must be repaid in installments of $3.75 million that commenced on December 31, 2013, and continue quarterly thereafter, and repaid Term Loans cannot be re-borrowed. At March 31, 2014, $92.5 million was outstanding under the Term Loan Facility, no principal balance was outstanding under the Revolving Loan Facility and approximately $114.5 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $10.5 million.

Under the Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR bear interest at a rate between LIBOR plus 2.00% and LIBOR plus 3.00%, depending on our consolidated leverage ratio. Loans based on the base rate bear interest at the base rate plus an applicable margin of 1.00% or 2.00%, depending on our consolidated leverage ratio. We are required to pay a commitment fee between 0.20% and 0.40% per annum, depending on our consolidated leverage ratio, on the undrawn portion available under the Revolving Loan Facility. The weighted average variable interest rate of the outstanding loans at March 31, 2014 was 2.29%.

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

The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants requiring compliance with a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio, as well as other restrictions typical for a financing of this type that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance outstanding under the Credit Agreement becoming immediately due and payable and termination of the outstanding commitments available under the Revolving Loan Facility. As of March 31, 2014, we were in compliance with the covenants under the Credit Agreement.

The new credit facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives, including the separation of our domain name services business. The Credit Agreement permits the Proposed Business Separation to occur subject to certain conditions, including pro forma compliance with the affirmative and negative covenants, including the financial covenants, set forth in the Credit Agreement, and maintenance of a minimum level of liquidity and a minimum trailing four quarter adjusted earnings before taxes, interest, depreciation and amortization (“EBITDA”) after giving effect to the Proposed Business Separation. We currently do not expect that our trailing four quarter adjusted EBITDA after giving effect to the Proposed Business Separation will meet the minimum requirement set forth in the Credit Agreement and we anticipate that we will need to obtain a waiver of this requirement from the lenders under the Credit Agreement in order to consummate the Proposed Business Separation. There is no guarantee that we will be successful in obtaining such waiver from the lenders.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and loans with a syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies.

We expect that our existing cash and cash equivalents, Revolving Loan Facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions. Rightside is currently exploring opportunities to strengthen its balance sheet and provide it greater financial flexibility in connection with the Proposed Business Separation, which could include a potential equity or equity-linked financing as well as a working capital facility, revolving credit facility or other debt instrument.  There can be no assurance that any such transaction will be consummated on favorable terms, if at all. We currently have an effective shelf registration statement on file with the SEC which we may use to offer and sell debt or equity securities with an aggregate offering price not to exceed $100.0 million.

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$5,688	$26,815
Net cash used in investing activities	$(184)	$(15,770)
Net cash used in financing activities	$(5,034)	$(4,564)

Cash Flow from Operating Activities

Three months ended March 31, 2014

Net cash inflows from our operating activities was $5.7 million. Our net loss during the period was $11.0 million, which included non-cash charges of $18.7 million for depreciation, amortization, stock-based compensation, gain on other assets, net and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, driven by a $7.9 million increase resulting from changes in deferred revenue, offset by changes in deferred registrations costs and accrued expenses, totaling $9.9 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service offering during the period, while the decrease in our accrued revenue was primarily due to timing of payments.

Three months ended March 31, 2013

Net cash inflows from our operating activities of $26.8 million primarily resulted from improved operating performance. Our net income during the period was $0.7 million, which included non-cash charges of $22.4 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, with positive contribution from increases in deferred revenue and decreases in accounts receivable of $9.8 million, offset by changes in deferred registrations costs and accrued expenses of $6.1 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service offering during the period, while the decrease in our accounts receivable was primarily due to timing of collections. The increase in accrued expenses reflects increases in amounts due to certain vendors and our employees resulting from growth in our business.

Cash Flow from Investing Activities

Three months ended March 31, 2014 and 2013

Net cash used in investing activities was $0.2 million and $15.8 million during the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities during the three months ended March 31, 2014 and 2013 included investments in our intangible assets of $3.3 million and $3.9 million, respectively and investments in our property and equipment, which included internally developed software, of $2.8 million and $5.8 million, respectively. The decrease in property and equipment is primarily due to the build-out of our corporate headquarters in 2013. Cash inflows from proceeds from the withdrawals of our interest of certain gTLD applications were $5.1 million for the three months ended March 31, 2014.

For the three months ended March 31, 2014, net cash inflows included $1.4 million from the sale of marketable securities. Net cash outflows from business acquisitions for the three months ended March 31, 2013 included $6.1 million, related to the Creativebug acquisition the first quarter 2013.

Cash Flow from Financing Activities

Three months ended March 31, 2014 and 2013

Net cash used in financing activities was $5.0 million and $4.6 million during the three months ended March 31, 2014 and 2013, respectively. Cash used in financing activities during the three months ended March 31, 2014 was primarily driven by $3.8 million of repayments on the credit facility, a $0.5 million holdback payment for a prior year acquisition and payments of withholding tax on net settlement of certain employee stock-based awards of $0.8 million. During the three months ended March 31, 2013 cash used in financing activities was primarily due to repurchases of stock and payments of withholding tax on net settlement of certain employee stock-based awards of $4.8 million and $1.4 million, respectively, offset by proceeds from exercise of stock options and contributions to our ESPP of $1.7 million.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period-to-period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any off balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2014 and 2013, we used $2.8 million and $5.8 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. The decrease in property and equipment is primarily due to the build-out of our corporate headquarters in the prior year. We currently anticipate making capital expenditures of between $10.0 million and $13.0 million during the remainder of the year ending December 31, 2014.

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

Concentrations of Credit Risk

As of March 31, 2014, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	Quarters ended
	March 31,
	2014	2013
Google, Inc.	29%	26%

Item 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, we derived approximately 30%, 34% and 38%, respectively, of our total revenue from our various advertising and content arrangements with Google. Google provides cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and we receive a portion of the revenue generated by such advertisements. We currently have agreements with Google related to (i) providing advertisements for our developed websites, such as eHow, and the developed websites of our customers; (ii) providing advertisements for undeveloped websites owned by us and our customers; and (iii) our use of Google’s DoubleClick Ad Exchange platform to deliver advertisements to our and our customers’ developed websites. We also have a revenue-sharing arrangement with Google with respect to revenue generated by our content posted on Google’s YouTube. Each agreement to provide advertisements currently expires in September 2014. Google also has the right to terminate these agreements prior to their expiration upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. There can be no assurance that our agreements with Google will be extended or renewed after their respective expirations or that we will be able to extend or renew our agreements with Google on terms and conditions favorable to us. If our agreements with Google are terminated, we may not be able to enter into agreements with alternative third-party advertisement providers or for alternative ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, in particular the agreement to provide cost-per-click advertisements for our developed websites, or any extension or renewal of such agreements on terms and conditions less favorable to us, would have a material adverse effect on our business, financial condition and results of operations.

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

We rely on third-party advertising providers, such as Google, to provide advertisements on our owned and operated websites and on our network of customer websites. For the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, we generated 48%, 50% and 53%, respectively, of our revenue from advertising. One component of our platform that we use to generate advertiser interest is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertising providers and advertisers will stop placing advertisements on our owned and operated websites or our customer websites if their investments do not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising. If any of our advertisers or advertising providers, and in particular Google, decided not to continue advertising on, or providing advertisements to, our owned and operated websites or on our customer websites, we could experience a rapid decline in our revenue over a relatively short period of time.

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

We depend on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our core owned and operated websites and our customer websites. For the three months ended March 31, 2014 and the year ended December 31, 2013, based on our internal data, we believe that a majority of the traffic directed to our core owned and operated websites came directly from these Internet search engines and that more than half of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by Google or other search engines to display results could cause our owned and operated websites or our customer websites to receive less favorable placements or be removed from the search results. Internet search engines could decide that content on our owned and operated websites or on our customer websites, including content that is created by our freelance creative professionals, is unacceptable or violates their corporate policies. Internet search engines, including Google, could also view changes made to our owned and operated websites or our customer websites unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

Google regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow and Livestrong.com, and to our network of customer websites. During 2013, we experienced several negative changes in Google referrals to our owned and operated websites that, in the aggregate, were larger in magnitude than those that we previously experienced.  On occasion we continue to experience negative changes in Google referrals to our owned and operated websites. These changes have resulted, and may continue to result, in substantial declines in traffic directed to our owned and operated websites, some of which we have experienced. Other search engines may deploy similar changes or make other changes that could negatively impact the volume of referral traffic to our owned and operated websites. Any future or ongoing changes that impact search referral traffic to our owned and operated websites may result in material fluctuations in our financial performance. To date, the changes in Google search referrals have had a limited negative impact on traffic referrals to our customer websites, which were the primary distribution outlet for new content produced by our freelance creative professionals in 2013. If our customer websites experience significant declines in Google search referrals in the future, it could adversely impact our revenue and our relationships with publishers within our network of customer websites.

The recent changes to Google’s search engine algorithms and any future changes that may be made by Google or any other search engines that negatively impact the volume of referral traffic could further impact our content and media business. Any reduction in the number of users directed to our owned and operated websites or to our customer websites would likely negatively affect our ability to earn revenue. If traffic to our owned and operated websites or to our customer websites declines, we may also need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business, financial condition and results of operations.

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

We operate in highly competitive and still developing markets. We compete for advertisers and customers on the basis of a number of factors including return on marketing expenditures, price of our offerings, including the products and services offered as part of our commerce initiatives, and the ability to deliver large volumes or precise types of customer traffic. This competition could make it more difficult for us to provide value to our consumers, our advertisers and our freelance creative professionals, including artists who submit original works to Society6, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, decreased website traffic and a failure to increase, or the loss of, market share, any of which would likely seriously harm our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors.

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

•

Distributed Content Creation Platforms. We compete with companies that employ a content creation model with aspects similar to our platform, such as the use of freelance creative professionals, including for the creation of paid content offerings.

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

Historically, the success of our content and media service offering has been closely tied to the success of eHow. If eHow’s performance falters, it could have a material adverse effect on our business, financial condition and results of operations.

For the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, we generated approximately 24%, 30% and 31%, respectively, of our revenue from eHow. No other individual content and media website was responsible for more than 10% of our revenue in these periods. eHow depends on various Internet search engines to direct traffic to the site. For the three months ended March 31, 2014, we estimate that approximately 37% of eHow’s traffic came from Google searches. The success of eHow could be adversely impacted by a number of factors, including further changes in search engine algorithms or other methodologies similar to those previously implemented by Google that negatively impact the volume of referral traffic, some of which negatively impacted search referral traffic to eHow and caused a reduction in page views on eHow; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, as we continue to evaluate and improve the user experience on eHow, we may make changes to eHow’s layout or features with respect to content and advertisement displays that are designed to improve the consumer experience, but which could negatively impact monetization efforts. We have also already produced a significant amount of content that is housed on eHow and it has become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A decline in eHow’s performance could result in a material adverse effect to our business, financial condition and results of operations.

Poor perception of our brands or business could harm our reputation and adversely affect our business, financial condition and results of operations.

Our content and media business is dependent on attracting a large number of visitors to our owned and operated websites and our network of customer websites and providing leads and clicks to our advertisers, which depends in part on our reputation within the industry and with our users. Because part of our business is transforming traditional content creation models and is therefore not easily understood by casual observers, our brands, business and reputation are vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even if baseless, can damage our reputation. We are frequently the subject of unflattering reports in the media about our business and our model. Any damage to our reputation could harm our ability to attract and retain advertisers, visitors, customers, freelance creative professionals and artists, which would materially adversely affect our business, financial condition and results of operations. Furthermore, certain of our owned and operated websites, such as Livestrong.com and eHow, as well as some of the content we produce for our network of customer websites, are associated with high-profile experts to enhance brand recognition and credibility. Any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have a material adverse effect on our business. For example, Livestrong.com is a licensed trademark from the Livestrong Foundation, which is the charitable foundation created by Lance Armstrong to promote cancer awareness and healthy lifestyles. While negative publicity surrounding Lance Armstrong has not had a material impact on the performance of Livestrong.com to date, there can be no assurance that these events will not have a material adverse effect on its traffic and monetization in the future.

We rely primarily on freelance creative professionals and artists for a majority of our online content. We may not be able to attract or retain sufficient creative professionals and artists to generate content on a scale or of a quality sufficient to grow or maintain our business, including our commerce initiatives.

We rely primarily on freelance creative professionals for the content that we distribute through our owned and operated websites and our network of customer websites, as well as on artists that upload their unique art designs to Society6. We may not be able to attract or retain sufficient qualified and experienced freelance creative professionals and artists to generate content on a scale or of a quality sufficient to grow or maintain our business. For example, our premium video initiatives may require the engagement of producers, contributors, talent, editors and filmmakers with a specialized skill set, and there is no assurance that we will be able to engage such specialists in a cost-effective manner or at all. In addition, our Society6 online marketplace and e-commerce platform relies on artists to join our community and contribute original artwork and designs that they seek to monetize through the sale of art prints and other print-on-demand products.

Furthermore, as our business evolves, we may not offer the volume of traditional content assignments that we previously offered, and some of our freelance creative professionals may seek assignments elsewhere or otherwise stop producing content for us. In addition, our competitors may attempt to attract members of our freelance creative professional and artist communities by offering compensation and revenue-sharing arrangements that we are unable to match. In the vast majority of cases we have no written agreements with these individuals which obligate them to create content beyond the specific content that they elect to create at any particular time, or to continue to contribute or maintain original designs and artwork on Society6. In the event that we are unable to attract or retain qualified freelance creative professionals and artists, we could incur substantial costs in procuring suitable replacement content, which could have a negative impact on our business, financial condition and results of operations.

We may not be successful in developing new content offerings, including our content solutions services, or acquiring, investing in or developing new lines of business such as our commerce initiatives, which may limit our future growth and have a negative effect on our business, financial condition and results of operations.

Important potential areas of growth for us are the development of new content offerings, including our content solutions services, and the acquisition, investment or internal development of new lines of business such as our commerce initiatives. We have limited experience developing our content solutions services and developing, launching or growing commerce initiatives, and we may not be successful in implementing these new lines of business. New lines of business may also be subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control, including the lack of market acceptance. If we develop, acquire or invest in new lines of business or new content offerings, we will need to effectively integrate and manage these new businesses and implement appropriate operational, financial and management systems and controls. We may not be able to achieve the expected benefits from these new lines of business or content offerings, and we may not recover the funds and resources we have expended on them. If we are unable to successfully acquire, invest in or develop new lines of business, such as our commerce initiatives, or expand our content offerings, our future growth would be limited which could have a negative effect on our business, financial condition and results of operations.

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

Our content solutions offering helps publishers and brands broaden their reach online by providing them with topically relevant custom content to publish on their websites or use in other distribution outlets. The content spans across text, video, photography and designed visuals. The content can either be purchased outright from us or licensed by us, usually via revenue-sharing arrangements. We increased our investments in our content solutions offering during 2013 and we plan to expand this service offering further. In order to expand this service offering, we need to continue to generate new customers and maintain our existing customers. If our existing and prospective content solutions customers do not perceive our content to be driving performance for their business, we may not be able to retain our current customers, expand our content solutions offering on the websites of our current customers or identify and attract new customers. If we are unable to attract new customers or retain our existing customers for our content solutions offering, our results of operations could be lower than expected.

Mobile devices, such as smartphones and tablets, are increasingly being used to access the Internet and our online media services may not be as effective when accessed through these devices. Additionally, mobile advertising yields are lower on average than those for desktop and laptop computers, which could negatively impact our business, financial condition and results of operation.

Historically, our content and media service offerings were designed for consumption on a desktop or laptop computer. However, the number of people who access the Internet through mobile devices such as smartphones and tablets has increased substantially in recent years. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our content and media offerings. If we cannot effectively distribute our content, products and services on these devices, we could experience a decline in page views and traffic and corresponding revenue. It is also more difficult to display advertisements on mobile devices without disrupting the consumer experience. We may make changes to the layouts and formats of our mobile web optimized sites in order to improve the user experience, which could negatively impact our monetization efforts on mobile devices. In addition, mobile advertising yields on average are currently lower than those for desktop and laptop computers. The continued increase in mobile consumption of our content, which is now contributing significantly higher page view growth as compared to page view growth from desktop or laptop computers, has resulted in a reduction in our RPMs. If our content and media service offering on mobile devices is less attractive to advertisers and this segment of Internet traffic increases at a faster rate than traditional desktop or laptop Internet access, our business, financial condition and results of operations may be negatively impacted.

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

Our commerce initiatives, including the sale of certain products and the offering of on-demand services and paid subscriptions to access certain of our media content, may not be successful due to a number of factors. If we are unsuccessful in implementing and marketing our commerce initiatives, our business, financial condition and results of operations could be adversely affected.

As an expansion of our content services, we have recently begun to sell certain products, including print-on-demand products, and offer on-demand services for purchase and paid subscriptions to access certain of our media content. In order to accelerate these commerce initiatives, in June 2013 we acquired Society6, a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints and other products. We had not previously offered these products and services and have limited experience in implementing, marketing, managing and growing these revenue streams.

The success of our commerce initiatives is dependent upon a number of factors, including:

•	demand for these products and services and our ability to attract customers to our websites selling these products and services;
•	market acceptance, increased brand awareness and the reputation of these products and services;
•	the success and competitiveness of new entrants into the highly competitive e-commerce marketplace;
•	fluctuations in sales and marketing costs, including traffic acquisition costs;
•	maintaining significant strategic relationships with talent and vendors, including our print-on-demand suppliers, and ensuring the quality of their products and the timeliness of the production cycle;
•	competitive pricing pressures, including potential discounts offered to attract customers and reduced or free shipping for our print-on-demand products;
•	disruptions in the supply-chain, production and fulfillment operations and shipping associated with our print-on-demand products;
•	maintaining the artist driven community on Society6 so that the artists continue to contribute and maintain their original artwork and designs on the e-commerce marketplace;
•	the overall growth rate of the e-commerce and paid content industries;
•	our ability to cost-effectively develop, introduce and market new products and services on a timely basis to address changing consumption trends, consumer preferences and new technologies;
•	overall changes in consumer spending on discretionary purchases; and
•

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

A number of our owned and operated websites and our customer websites are undeveloped or minimally developed properties that primarily contain advertising links. As part of our registration process for these domain names, we perform searches, analyses and screenings to determine if the domain names we own, in combination with the advertisements displayed on such sites, violate the trademark or other rights owned by third parties. Despite these efforts, we may inadvertently register the domain names of properties that are identical or similar to another party’s trademark or the name of a living or deceased person. Moreover, our efforts are inherently limited due to the fact that the advertisements displayed on our undeveloped websites are delivered by third parties and the advertisements may vary over time or based on the location of the viewer. Our customers who utilize our monetization tools for their undeveloped or minimally developed websites must deal with similar issues. We may face primary or secondary liability in the United States under the Anticybersquatting Consumer Protection Act (“ACPA”) or under general theories of trademark infringement or dilution, unfair competition or under rights of publicity with respect to the domain names used for our and our customers’ undeveloped and minimally developed websites. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties and reputational harm, which could negatively impact our business, financial condition and results of operations.

Risks Relating to our Domain Name Services Business

We have applied to become a registry operator for new gTLDs pursuant to ICANN’s application submission and approval process. We may not be successful in acquiring the right to operate some of the new gTLDs for which we have applied, and therefore may not be able to grow our business as rapidly as we have planned and may lose some of our investments made in connection with the New gTLD Program.

We have applied through ICANN’s New gTLD Program to operate registries for a number of new gTLDs on a standalone basis. We have also acquired rights to certain gTLDs, and intend to acquire rights in additional gTLDs, based on our strategic relationship with Donuts Inc. (“Donuts”), a third-party new gTLD applicant. We invested $0.4 million in gTLD applications during the three months ended March 31, 2014, and since 2012 we have made total capital investments of $22.6 million for certain gTLD applications under the New gTLD Program. We may choose to invest significant additional funds in this new, complex and untested process.

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

The launch of the New gTLD Program has been and continues to be subject to numerous and substantial delays, and may be subject to additional delays. ICANN is subject to many influences, both internally and externally, including existing registries, new gTLD applicants, registrars, national governments, law enforcement agencies and trade associations. ICANN may be exposed to potential legal challenges from new gTLD applicants as well as entities opposed to the introduction of new gTLDs, which could cause delays in the process. In addition, the introduction of a large number of new gTLDs poses technical challenges for ICANN, and opposition to new gTLDs could build if ICANN mismanages these technical challenges. Any delays in the New gTLD Program may impact the timing of revenue associated with our gTLD registry initiative, and therefore adversely affect our margins and results of operations.

As a new gTLD registry, we are subject to ICANN’s registry operator agreement and governing policies, which may change to our detriment.

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD registry that we operate. To date, we have 29 New gTLD Registry Agreements. Fifteen of the gTLDs for which we have New gTLD Registry Agreements have been delegated to us and inserted into the authoritative database for the Internet, known as the “Root Zone.”

We face risks arising from our New gTLD Registry Agreements with ICANN, including the following:

•

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

•	under certain circumstances, ICANN could terminate one or more of our New gTLD Registry Agreements; and
•

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

A significant portion of the future revenue generated by our domain name services business is expected to be derived from our registry services business. If we are unsuccessful in marketing and selling our gTLDs or there is insufficient consumer demand for our gTLDs, our future business and results of operations would be materially adversely affected.

Our registry services business, which will derive most of its revenue from registration fees for domain names, is expected to generate a significant portion of our domain name services business revenue in the future. The new gTLDs we intend to offer to the market are untested and it is unclear what the market size or demand is or will be for these new offerings. There can be no guarantees that consumers will demand or accept new gTLDs in general or our new gTLDs in particular.

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

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Registrar service revenue, which is closely tied to domain name registrations, represented approximately 44%, 38% and 35% of total revenue in the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively. Our customer renewal rate for expiring domain name registrations was approximately 75%, 70% and 72% in the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher-margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2014, our three largest resellers accounted for 34% of our total domain names under management, and our largest reseller, Namecheap, Inc., represented 23% of our total domain names under management. The term of our current reseller agreement with Namecheap expires in December 2014, but will automatically renew for an additional one-year period unless terminated by either party. There can be no assurance that the reseller distribution relationships we have established will continue, as our resellers may cease to operate or otherwise terminate their relationship with us. Any reduction in access to third-party reseller distributors, particularly those servicing a large percentage of our domain names under management, would have a material adverse effect on our ability to market our products and to generate revenue.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and negatively impact our business.

ICANN is a private sector, not-for-profit corporation formed in 1998 for the express purpose of managing a number of Internet infrastructure related tasks previously performed directly by the U.S. Department of Commerce, including managing the domain name registration system (“DNS”). ICANN has been the subject of scrutiny by the public and by the U.S. government and other governments around the world, with many of those governments becoming increasingly interested in ICANN’s role in Internet governance. For example, the U.S. Congress has held hearings to evaluate ICANN’s selection process for new TLDs and its plans to transition the Internet Assigned Numbers Authority (“IANA”) functions from coordination by the U.S. Department of Commerce to a multi-stakeholder body. In addition, ICANN faces significant questions regarding efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a strong, effective multi-stakeholder Internet governance institution.

As a key participant in the DNS, we face the following risks:

•	the U.S. or any other government may seek to influence ICANN’s management role in overseeing the DNS and the coordination of the IANA functions;
•

the Internet community, the U.S. government or other governments may (i) refuse to recognize ICANN’s authority or support its policies, (ii) attempt to exert pressure on ICANN to implement policies favorable to certain national interests, or (iii) enact laws that conflict with ICANN’s policies, each of which could create challenges for companies dependent on smooth operation of the domain name registration system;

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

•

international regulatory or governing bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the DNS, leading to increased regulation in areas such as data security, taxation, intellectual property rights protection and privacy;

•

ICANN or any third-party registries may implement contract or policy changes that would impact our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;

•

legal, regulatory or other challenges could be brought, including challenges to the agreements governing our relationship with ICANN, or to the legal authority underlying the roles and actions of the U.S. Department of Commerce, ICANN or us;

•

the U.S. Congress or other legislative bodies in the United States could take action that is unfavorable to us or that influences customers to move their business from our services to those located outside the United States; and

•	ICANN could fail to maintain its role in managing the Root Zone and IANA functions, potentially resulting in hindrances to the DNS.

Additionally, some governments and governmental authorities outside the United States have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. government and registries relating to the DNS. The Affirmation of Commitments established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may recommend changes to ICANN that are unfavorable to our business.

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

There can be no assurance that these strategic partners will continue their relationships with us in the future or that we will be able to pursue our stated strategies with respect to these arrangements. Furthermore, our partners may (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill their obligations under our agreements, which may affect our financial condition or results of operations.

In addition, we have or intend to enter into agreements with some service providers or distribution partners who may partner with us in one area of our business and compete with us in other areas of our business. There can be no assurance that we will be successful in establishing or maintaining these relationships or that these relationships will be successful.

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

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .net, presently charges a $6.18 fee for each .net registration and ICANN currently charges fees totaling $0.93 for each .net domain name registered in the gTLDs that fall within its purview. The fee charged by VeriSign for each .net registration increased from $5.11 to $5.62 in July 2013 and increased again to $6.18 in February 2014. We have no control over these agencies and cannot predict when they may increase their respective fees. Per the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on July 1, 2011, VeriSign will continue as the exclusive registry for the .net gTLD through June 30, 2017. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2012, which shall not exceed the highest price charged during the preceding year, multiplied by 1.10. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs for which we do not act as the registry either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, our profits may be adversely impacted by these third-party fees.

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

We were founded in 2006 and have had a net loss in every year from inception except the year ended December 31, 2012, when we generated net income, including a net loss of $20.2 million for the year ended December 31, 2013. As of March 31, 2014 we had an accumulated deficit of approximately $95.7 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment, domain names and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

We may not be able to achieve revenue growth comparable to our historic revenue growth rates..

Our revenue, and particularly our Content & Media revenue, increased rapidly between 2008 and 2012. Our revenue growth for the year ended December 31, 2013 was substantially lower, with our Content & Media revenue flat year over year, and we may not be able to return to historic growth rates in future periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our future growth fails to meet investor or analyst expectations, it could have a materially negative effect on our stock price. If our growth rate continues to decline, our business, financial condition and results of operations would be adversely affected.

A substantial portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to impairment, especially if our market capitalization remains below the book value of our stockholders’ equity for an extended period and/or our actual or expected results of operations fall sufficiently below our forecasts. If our intangible assets or goodwill become impaired we may be required to record a significant non-cash charge to earnings which would have a material adverse effect on our results of operations.

We carry a substantial amount of goodwill and intangible assets on our balance sheet from our acquisitions over the past several years and the creation of long-lived media content. Goodwill is not amortized, but is reviewed for impairment at least annually, and more frequently if impairment indicators are present. We generally only evaluate our other intangible assets, including our media content, for impairment if impairment indicators are present. We assess potential impairments to our goodwill and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value of such goodwill or intangible assets may not be recoverable. For example, a significant and sustained decline in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows in future periods from our long-lived media content or the businesses that we have acquired may result in us having to take a non-cash impairment charge against certain of our intangible assets or goodwill. As of May 5, 2014, our market capitalization was less than the net book value of our assets. If this condition continues for an extended period, we will consider this and other factors, including our anticipated cash flows, to determine whether we need to record an impairment charge. Any such impairment charge could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

Our operating results may fluctuate on a quarterly and annual basis due to a number of factors, which may make it difficult to predict our future performance.

Our revenue and operating results could fluctuate significantly from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, many of which are outside of our control. Therefore, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	lower than anticipated levels of traffic to our owned and operated websites and to our customers’ websites;
•	seasonality of the revenue associated with our commerce initiatives, such as our print-on-demand product offering, including increased sales activity during the holiday season;
•	spikes in sales of our print-on-demand product offering from major social or political events or developments resulting in a short-term demand for products with related content;
•

competitive pricing pressures, including shipping costs associated with our print-on-demand products and changes in domain name fees charged to us by Internet registries or ICANN with respect to our domain name services;

•	disruptions in supply-chain, production and fulfillment associated with our print-on-demand products;
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

•	changes in Internet advertising purchasing patterns by advertisers, and changes in how we sell advertisements from direct advertising sales to more automated advertising solutions;
•	timing of and revenue recognition for certain transactions;
•	a reduction in the number of domain names under management or in the rate at which this number grows, due to slow growth or contraction in our markets, lower renewal rates or other factors;
•	the entry of new competitors in our markets;
•	changes in generally accepted accounting principles;
•	our focus on long-term goals over short-term results; and
•	weakness or uncertainty in general economic or industry conditions.

It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may be below our expectations and the expectations of public market analysts and investors, which could have a material adverse impact on the price of shares of our common stock.

Changes in our business model and increased expenditures for certain aspects of our business could negatively impact our operating margins.

Our operating margins may experience downward pressure as a result of increased expenditures for many aspects of our business, including expenses related to content creation and investments made to become a registry operator. For example, historically, we have focused on the creation of shorter-form text articles or standard videos for our owned and operated websites, including “how to” articles for eHow. However, if we increase the number of longer-form or “feature” articles or premium videos or choose to create other content formats, and in turn reduce our investment in the shorter-form types of content, our operating margins may suffer as these other forms of content may be more expensive to create and the corresponding return on investment, if any, could be reduced. We may also incur additional expenses to improve some of the existing content on our owned and operated websites, and such expenses do not directly generate related revenue. In addition, we intend to continue expanding our content solutions offering. Because we generally share advertising revenue with our content solutions customers under revenue-sharing arrangements, our operating margins could decrease if a larger percentage of our revenue comes from these arrangements rather than from advertisements placed on our owned and operated websites or if our content solutions customers receive a higher percentage of the shared advertising revenue. We have also made significant investments to become a registry operator for new gTLDs.  If we are not delegated an adequate number of new gTLDs to operate, or if we are unsuccessful in marketing and selling our gTLDs, we may have a lower than expected return on our investment.

If we do not continue to innovate and provide products and services that are useful to our customers, we may not remain competitive, and our revenue and operating results could suffer.

Our success depends on our ability to innovate and provide products and services useful to our customers in both our content and media and domain name services offerings. Our competitors are constantly developing innovations in content creation and distribution as well as in domain name registration and related services, such as web hosting, email and website creation solutions. As a result, we must continue to invest significant resources in product development in order to maintain and enhance our existing products and services and introduce new products and services that deliver a sufficient return on investment and that our customers can easily and effectively use. If we are unable to provide quality products and services, we may lose consumers, advertisers and customers, and our revenue and operating results would suffer. Our operating results would also suffer if our innovations are not responsive to the needs of our customers and our advertisers, are not appropriately timed with market opportunities or are not effectively brought to market.

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

Volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees. Our executive officers have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more inclined to leave us if the exercise prices on the stock options they hold are significantly above the market price of our common stock, or if the perceived value of restricted stock awards decline. In addition, we do not maintain “key person” life insurance policies for any of our executive officers.

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

Our intellectual property, consisting of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions together with confidentiality agreements and technical measures to protect our proprietary rights. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. In addition, because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we generally do not register the copyrights associated with our content. We face risks related to our intellectual property including that:

•	our intellectual property rights will not provide competitive advantages to us;
•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes may be limited by our agreements with third parties;
•	our intellectual property rights may not be enforced in jurisdictions where competition is intense or where legal protection is weak;
•

any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business could lapse or be invalidated, circumvented, challenged or abandoned;

•	competitors will design around our protected systems and technology; or
•	we may lose the ability to assert our intellectual property rights against others.

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

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we have suffered a number of server outages at our data center facilities, which resulted from certain failures that triggered data center wide outages and disrupted critical technology and infrastructure service capabilities. These events impacted service to some of our significant media properties, including eHow, as well as our proprietary online content production studio, and eNom customers. As a result of these data center outages, we have developed initiatives to create automatic backup capacity at an alternate facility for our top revenue-generating services to address similar scenarios in the future. However, there can be no assurance that our efforts to develop sufficient backup and redundant services will be successful or that we can prevent similar outages in the future. Delays or interruptions in our service may cause our consumers, advertisers, customers and freelance creative professionals to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, could adversely affect our business, financial condition and results of operations.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co-location providers for data servers, storage devices, or our registry DNS services provider for our registry and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We, and in particular our registrar service, have experienced an increasing number of computer distributed denial of service attacks which have forced us to shut down certain of our websites, including eNom.com. We have implemented certain defenses against these attacks, but we may continue to be subject to such attacks, and future denial of service attacks may cause all or portions of our websites to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

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

We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address:

•	freedom of expression;
•	information security and privacy;
•	pricing, fees and taxes;
•	content and the distribution of content, including liability for user reliance on such content;
•	intellectual property rights, including secondary liability for infringement by others;
•	taxation;
•	domain name registration; and

•	online advertising and marketing, including email marketing and unsolicited commercial email.

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

One potential area of growth for our content and media service offering is in the international markets. We have launched eHow sites in the United Kingdom and Germany, as well as eHow en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking market), and we have operations in Buenos Aires, Argentina to support these efforts. We are also exploring launches in certain other countries and we have been investing in translation capabilities for our technologies. Additionally, our domain name services business currently operates in the United States and through foreign subsidiaries in Dublin, Ireland; Ottawa, Canada; George Town, Grand Cayman; and Queensland, Australia, and it may continue to expand into additional international markets. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally could have a negative effect on our future growth prospects and on our business, financial condition and results of operations.

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

Our credit facility contains financial covenants and certain restrictive covenants which could limit our ability to operate our business and compete effectively. If these covenants are breached, the lenders could accelerate any outstanding indebtedness we may have under the facility.

Our credit facility, which includes a revolving and term loan facility with a syndicate of commercial banks, contains financial covenants requiring us to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. In addition, our credit facility contains covenants restricting our ability to, among other things:

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

Although the credit facility permits us to undertake the Proposed Business Separation upon the satisfaction of certain conditions, we currently do not expect that our trailing four quarter adjusted earnings before taxes, interest, depreciation and amortization (“EBITDA”) will satisfy the minimum adjusted EBITDA level required under the credit facility to consummate the Proposed Business Separation. As a result, we believe that we will need to obtain a waiver of this requirement from the lenders under our credit facility. We may not be successful in obtaining such waiver, which could negatively impact the timing or completion of the Proposed Business Separation.

Furthermore, if we breach any of the financial or restrictive covenants, it could result in a default and acceleration of any outstanding indebtedness. As of March 31, 2014, we had $92.5 million of term loans outstanding under the credit facility. As of March 31, 2014, no principal balance was outstanding and approximately $114.5 million was available for borrowing under the revolving loan facility, after deducting the face amount of outstanding standby letters of credit of approximately $10.5 million.

Risks Relating to the Proposed Business Separation

The proposed separation of our business into two distinct publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all.

Our wholly owned subsidiary, Rightside, filed a Registration Statement on Form 10 with the SEC in January 2014, which it amended in February 2014 and April 2014, in connection with the planned separation of our domain name services business from our content and media business, including the planned spin-off of Rightside as an independent publicly traded company. The Proposed Business Separation could be delayed or negatively impacted by a number of factors, including delays related to the filing and effectiveness of appropriate filings with the SEC, delays in receiving regulatory approvals, delays in obtaining or our inability to obtain the waiver relating to the trailing four quarter adjusted EBITDA requirement that we anticipate we will need from the lenders under our credit facility, the need to complete further due diligence as appropriate and changes in market conditions. In addition, our board of directors may, in its absolute and sole discretion, decide at any time prior to the Distribution not to proceed with the Proposed Business Separation or to change any of the terms related to the Proposed Business Separation and Distribution. Therefore, the Proposed Business Separation may not be completed on the terms or in accordance with the timeline currently contemplated, if at all. Any delays in the anticipated completion of the Proposed Business Separation may also increase the expenses we incur in connection with the transaction.

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

Following the Distribution, if it is completed, our common stock will continue to be listed and traded on the New York Stock Exchange (the “NYSE”) and Rightside common stock is expected to be listed and traded on a stock exchange. The combined trading price of our common stock and Rightside common stock after the Distribution, as adjusted for any changes in the capitalization of us or Rightside, may be lower than the trading price of our common stock prior to the Distribution. We expect to incur significant expenses in connection with the Proposed Business Separation, including legal, accounting and advisory fees. Additionally, the prices at which our common stock and Rightside common stock trade may fluctuate significantly, especially while the market is evaluating the two companies separately, depending on a number of factors, many of which are beyond our control. Further, shares of our common stock and Rightside common stock will represent an investment in two smaller separate public companies. These changes may not meet some stockholders’ investment strategies or requirements, which could cause investors to sell their shares of our common stock or Rightside’s common stock. Excessive selling could cause the relative market price of our common stock and/or Rightside common stock to decrease in advance of or following completion of the Distribution.

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

Additionally, although Rightside will be contractually obligated to provide us with certain services during the term of the Transition Services Agreement, we cannot assure you that these services will be performed as efficiently or proficiently as they were performed prior to the separation. When Rightside ceases to provide services pursuant to the Transition Services Agreement, our costs of procuring those services from third parties may increase. In addition, we may not be able to replace these services in a timely manner or enter into appropriate third-party agreements on terms and conditions comparable to those under the Transition Services Agreement. To the extent that we require additional support from Rightside not addressed in the Transition Services Agreement, we would need to negotiate the terms of receiving such support in future agreements.

If, following the completion of the Proposed Business Separation, there is a determination that the separation is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the private letter ruling or the tax opinion are incorrect, or for any other reason, then Demand Media, our stockholders that are subject to U.S. federal income tax and Rightside could incur significant U.S. federal income tax liabilities.

The Distribution is conditioned upon our receipt of a private letter ruling from the IRS, together with an opinion of Latham & Watkins LLP, tax counsel to us (the “Tax Opinion”), substantially to the effect that, among other things, the Proposed Business Separation will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. We received the private letter ruling on January 31, 2014. The private letter ruling relies, and the Tax Opinion will rely, on certain facts, assumptions, representations and undertakings from us and Rightside regarding the past and future conduct of the companies’ respective businesses and other matters. The private letter ruling does not address all the requirements for determining whether the Proposed Business Separation will qualify for tax-free treatment, and the Tax Opinion, which will address all such requirements but will rely on the private letter ruling as to matters covered by the ruling, will not be binding on the IRS or the courts. Notwithstanding the private letter ruling and the Tax Opinion, the IRS could determine on audit that the Proposed Business Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the Tax Opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or Rightside after the Proposed Business Separation.

If the Proposed Business Separation were to fail to qualify for tax-free treatment under the Code, we would be subject to tax as if we had sold our common stock in a taxable sale for its fair market value, and our stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of Rightside’s common stock that was distributed to them. Under the Tax Matters Agreement, we may be required to indemnify Rightside against all or a portion of the taxes incurred by Rightside in the event the Proposed Business Separation were to fail to qualify for tax-free treatment under the Code. If we are required to pay any tax liabilities in connection with the Proposed Business Separation pursuant to the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price has ranged from $3.71 to $24.57 through May 9, 2014. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, financial condition and results of operation. In addition, the recent distress in the financial markets has also resulted in extreme volatility in security prices.

The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of May 5, 2014, we had 91,098,812 shares of common stock outstanding.

Certain stockholders owning a majority of our outstanding shares of common stock are party to a stockholders agreement that entitles them to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, certain stockholders, including investors in our preferred stock that converted into common stock as well as current and former employees, are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such shares with the SEC. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for shareholders to sell shares of our common stock.

In addition, as of April 30, 2014 we have approximately 46 million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately 32 million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the United States in the open market.

We also have previously and may from time to time in the future issue shares of our common stock as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. We currently have an effective shelf registration statement on file with the SEC which we may use to issue debt or equity securities with an aggregate offering price not to exceed $100 million and under which certain selling stockholders may offer and sell up to 14 million shares of our common stock.

Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $19.2 million remains available as of March 31, 2014. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice, and we have not repurchased any shares of our common stock since April 2013. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

As a public company, we are subject to compliance initiatives that require substantial time from our management and result in significantly increased costs.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other rules implemented by the SEC and the NYSE, impose various requirements on public companies, including requirements related to certain corporate governance practices. Compliance with these rules and regulations has resulted in significantly increased costs for us as a public company than we incurred as a private company, including substantially higher costs to obtain comparable levels of director and officer liability insurance. Proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, these laws and regulations may make it more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors, or as executive officers.

We are required to make an assessment of the effectiveness of our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. We are also required to obtain an opinion on the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm. Section 404 requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting for each fiscal year. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. If we are unable to comply with the requirements of Section 404, management may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to provide the required financial information in a timely reliable manner could materially and adversely impact our financial condition and the trading price of our securities. In addition, we may incur additional expenses and commitment of management’s time in connection with further assessments of our compliance with the requirements of Section 404, which could materially increase our operating expenses and adversely impact our results of operations.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended March 31, 2014.

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

32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMAND MEDIA, INC.

By:	/s/ Shawn Colo
Name:	Shawn Colo
Title:	Interim President and Chief Executive Officer

By:	/s/ Mel Tang
Name:	Mel Tang
Title:	Chief Financial Officer

Date: May 12, 2014

Exhibit Index

Exhibit No	Description of Exhibit

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

32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document