Form 10-Q
period 2014-06-30
DEMAND MEDIA INC.
filed 2014-08-11
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were 18,412,984 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$131,588	$153,511
Accounts receivable, net	27,608	33,301
Prepaid expenses and other current assets	8,022	7,826
Deferred registration costs	73,708	66,273
Assets held-for-sale	18,038	-
Total current assets	258,964	260,911
Deferred registration costs, less current portion	14,037	12,514
Property and equipment, net	37,132	42,193
Intangible assets, net	76,707	88,766
Goodwill	334,882	347,382
Other assets	26,995	25,322
Total assets	$748,717	$777,088
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,825	$12,814
Accrued expenses and other current liabilities	38,607	34,679
Deferred tax liabilities	22,431	22,415
Current portion of long-term debt	-	15,000
Deferred revenue	94,572	84,955
Liabilities related to assets held-for-sale	616	-
Total current liabilities	166,051	169,863
Deferred revenue, less current portion	18,747	16,929
Other liabilities	10,105	13,041
Long-term debt	73,750	81,250
Commitments and contingencies (Note 9)
Stockholders’ equity
Common Stock, $0.0001 par value. Authorized 100,000 shares; 19,173 issued and 18,371 shares outstanding at June 30, 2014 and 18,944 issued and 18,142 shares outstanding at December 31, 2013	11	11
Additional paid-in capital	620,988	611,028
Accumulated other comprehensive income (loss)	(110)	502
Treasury stock at cost, 802 at June 30, 2014 and December 31, 2013, respectively	(30,767)	(30,767)
Accumulated deficit	(110,058)	(84,769)
Total stockholders’ equity	480,064	496,005
Total liabilities and stockholders’ equity	$748,717	$777,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service revenue	$83,086	$101,066	$166,046	$201,686
Product revenue	6,680	—	13,472	—
Total revenue	89,766	101,066	179,518	201,686
Service costs (exclusive of amortization of intangible assets shown separately below)	51,269	48,575	100,406	96,752
Product costs	5,046	—	10,001	—
Sales and marketing	6,797	12,243	15,728	26,326
Product development	10,056	10,742	21,328	21,902
General and administrative	18,733	17,622	36,448	33,997
Amortization of intangible assets	9,785	10,551	21,414	20,110
Interest (income) expense, net	929	159	1,694	305
Other (income) expense, net	65	45	(1,239)	123
Gain on other assets, net	(887)	(1,229)	(5,747)	(1,229)
Income (loss) before income taxes	(12,027)	2,358	(20,515)	3,400
Income tax expense	(2,306)	(1,240)	(4,774)	(1,613)
Net income (loss)	$(14,333)	$1,118	$(25,289)	$1,787

Net income (loss) per share - basic	$(0.78)	$0.06	$(1.39)	$0.10
Net income (loss) per share - diluted	$(0.78)	$0.06	$(1.39)	$0.10

Weighted average number of shares - basic	18,286	17,474	18,229	17,400
Weighted average number of shares - diluted	18,286	17,691	18,229	17,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(14,333)	$1,118	$(25,289)	$1,787
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(28)	(25)	(50)	(56)
Realized gain on marketable securities available-for-sale, net of tax expense of $344	—	—	(562)	—
Other comprehensive income (loss), net of tax:	(28)	(25)	(612)	(56)
Comprehensive income (loss)	$(14,361)	$1,093	$(25,901)	$1,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common stock		Additional paid-in capital	Treasury	Accumulated other comprehensive income	Accumulated	Total stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2013	18,142	$11	$611,028	$(30,767)	$502	$(84,769)	$496,005
Issuance of stock under employee stock awards and other, net	229	—	246	—	—	—	246
Stock-based compensation expense	—	—	9,714	—	—	—	9,714
Realized gain on marketable securities	—	—	—	—	(562)	—	(562)
Foreign currency translation adjustment	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	(25,289)	(25,289)
Balance at June 30, 2014	18,371	$11	$620,988	$(30,767)	$(110)	$(110,058)	$480,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(25,289)	$1,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,922	30,339
Deferred income taxes	4,601	1,419
Stock-based compensation	10,631	14,143
Gain on other assets, net	(5,747)	(1,229)
Other	(1,447)	(490)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	4,891	7,422
Prepaid expenses and other current assets	(793)	(895)
Deferred registration costs	(8,957)	(6,966)
Deposits with registries	294	(647)
Other long-term assets	(674)	447
Accounts payable	(2,887)	1,599
Accrued expenses and other liabilities	(127)	(7,103)
Deferred revenue	11,724	7,788
Net cash provided by operating activities	18,142	47,614
Cash flows from investing activities
Purchases of property and equipment	(5,910)	(14,803)
Purchases of intangible assets	(4,314)	(10,028)
Payments for gTLD applications	(11,460)	—
Proceeds from gTLD withdrawals, net	6,105	1,384
Cash paid for acquisitions, net of cash acquired	—	(73,229)
Other	1,291	511
Net cash used in investing activities	(14,288)	(96,165)
Cash flows from financing activities
Long-term debt (repayments) borrowings	(22,500)	20,000
Proceeds from exercises of stock options and contributions to ESPP	252	3,349
Repurchases of common stock	—	(4,835)
Net taxes paid on RSUs and options exercised	(1,646)	(2,699)
Cash paid for acquisition holdback	(1,542)	—
Other	(296)	(265)
Net cash (used in) provided by financing activities	(25,732)	15,550
Effect of foreign currency on cash and cash equivalents	(45)	(56)
Change in cash and cash equivalents	(21,923)	(33,057)
Cash and cash equivalents, beginning of period	153,511	102,933
Cash and cash equivalents, end of period	$131,588	$69,876

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

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates the domain name services business, while we continue to own and operate our content and media business. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date (the “Distribution”). Immediately following the Distribution, we enacted a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, which is reflected retrospectively throughout the condensed consolidated financial statements.

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

Registrar

Our domain name services include services provided by our wholesale and retail domain name registrars, domain name registry and related services. To date, nearly all of the revenue generated from this service offering has been generated by our Registrar service offering, which provides domain name registration and various related services to customers through our wholly owned subsidiaries, eNom and Name.com, and we refer to this service offering as our Registrar service offering for historical periods. We own and operate the world’s largest wholesale Internet domain name registrar and the world’s second largest registrar overall, based on the number of names under management. We are also positioned to become a leading domain name registry through our participation in a new program (the “New gTLD Program”) designed to expand the total number of domain name suffixes, or gTLDs, approved by the Internet Corporation for Assigned Names and Numbers (“ICANN”), a global non-profit corporation that manages the Internet's domain name registration system. Under the New gTLD Program, to date, we have entered into 32 registry operator agreements with ICANN, with 13 of its extensions currently in general availability phase. We also began providing registry back-end services to Donuts, a third-party domain name registry, in the fourth quarter of 2013. The combination of our existing registrar business and our new registry business will make us one of the largest providers of end-to-end domain name services in the world.

2. Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and six month periods ended June 30, 2014 and 2013, the condensed consolidated statements of cash flows for the six month periods ended June 30, 2014 and 2013 and the condensed consolidated statement of stockholders’ equity for the six month period ended June 30, 2014 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of June 30, 2014 and our results of operations for the three and six month periods ended June 30, 2014 and 2013 and our cash flows for the six month periods ended June 30, 2014 and 2013. The results for the six month period ended June 30, 2014 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2013 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We reclassified our Statement of Operations to reflect a single-step presentation and removed the subtotals and captions "Total operating expenses" and "Income (loss) from Operations." This reclassification was applied to all periods presented on a consistent basis.

Our common stock share information and related per share amounts included in have been adjusted retroactively for all periods presented to reflect the one-for-five reverse stock split of our common stock that was effected on August 1, 2014.

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

Investments in Equity

Investments in affiliates over which we have the ability to exert significant influence, but do not control and are not the primary beneficiary of, including NameJet, LLC (“NameJet”), are accounted for using the equity method of accounting. Investments in affiliates which we have no ability to exert significant influence are accounted for using the cost method of accounting. Our proportional shares of affiliate earnings or losses accounted for under the equity method of accounting, which are not material for all periods presented, are included in other (income) expense in our consolidated statements of operations. Affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows for any period presented.

We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as available-for-sale securities. Realized gains and losses for available-for-sale securities are included in other (income) expense, net in our consolidated statements of operations. Unrealized gains and losses, net of taxes, on available-for-sale securities are included in our consolidated financial statements as a component of other comprehensive income and accumulated other comprehensive income (loss) (“AOCI”), until realized.

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

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. For the year ended December 31, 2013, unrealized gain on marketable securities was $0.9 million. During the first quarter, 2014, we sold all of our marketable securities, resulting in a reclassification of $0.9 million of unrealized gain on marketable securities from other accumulated other comprehensive income to other (income) expense, net. The sale of our marketable securities resulted in total realized gains of $1.4 million related the sale of our marketable securities, which are included in other (income) expense, net.

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

In certain cases, we record revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third-party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end. For the three and six months ended June 30, 2014 and 2013, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Long-lived Assets

We evaluate the recoverability of our long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through June 30, 2014, we have identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Our most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2013 and indicated that the fair value of each of our three reporting units exceeded the respective reporting unit’s carrying value at that time. We recently experienced a significant volatility in our stock price, however, and as of June 30, 2014, our market capitalization was less than our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through June 30, 2014, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2014, consistent with our existing accounting policy.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. We reported a net loss for the three and six months ended June 30, 2014, and as a result, all potentially dilutive common shares comprising of stock options and restricted stock units (“RSUs”), stock from the ESPP are considered antidilutive for this period.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities. For our term loans and revolving loan facility, the carrying amount approximate fair value since they bear interest at variable rates which approximates fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the six months ended June 30, 2014 and the year ended December 31, 2013, no impairments were recorded on those assets required to be measured at fair value on a nonrecurring basis. (Refer to Note 15 for additional information).

Assets Held-For-Sale

We report a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is probable and anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on long-lived assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the unaudited condensed consolidated balance sheet and major classes are separately disclosed in the notes to the unaudited condensed consolidated financial Statements commencing in the period in which the business is classified as held-for-sale.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The results of discontinued operations are reported in discontinued operations in the condensed unaudited consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

In April 2014, the Financial Accounting Standards Board issued a revised standard on reporting discontinued operations and disclosures of disposals of components of an entity, which changed the criteria for reporting a discontinued operation. We elected to early adopt the standard in the second quarter of 2014 (refer to note 7 for additional information).

New Accounting pronouncements

In May 2014, the Financial Accounting Standards Board, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. The Accounting Standard Update (“ASU”) allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Computers and other related equipment	$43,471	$43,010
Purchased and internally developed software	68,070	65,632
Furniture and fixtures	3,920	3,868
Leasehold improvements	8,849	9,075
	124,310	121,585
Less accumulated depreciation	(87,178)	(79,392)
Property and equipment, net	$37,132	$42,193

Depreciation and software amortization expense, which includes acceleration of depreciation, as a result of the Company shortening its estimated useful lives for certain assets, of approximately $0.1 million for the three months ended June 30, 2014, and 2013, and $1.0 million and $0.6 million for the six months ended June 30, 2014, and 2013, respectively, is shown by classification below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service costs	$2,878	$3,466	$6,491	$7,448
Sales and marketing	58	99	114	206
Product development	171	225	349	461
General and administrative	1,625	1,094	3,554	2,114
Total depreciation	$4,732	$4,884	$10,508	$10,229

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2014
	Gross carrying amount	Accumulated amortization	Net
Owned website names	$30,598	$(15,273)	$15,325
Customer relationships	29,583	(25,528)	4,055
Artist relationships	9,867	(3,152)	6,715
Media content	142,364	(104,938)	37,426
Technology	33,397	(29,206)	4,191
Non-compete agreements	460	(166)	294
Trade names	15,563	(7,128)	8,435
Content publisher relationships	2,092	(1,826)	266
	$263,924	$(187,217)	$76,707

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net
Owned website names	$22,370	$(14,684)	$7,686
Customer relationships	32,462	(26,026)	6,436
Artist relationships	9,867	(1,507)	8,360
Media content	143,756	(95,687)	48,069
Technology	37,832	(30,165)	7,667
Non-compete agreements	1,159	(294)	865
Trade names	15,742	(6,444)	9,298
Content publisher relationships	2,092	(1,707)	385
	$265,280	$(176,514)	$88,766

Service costs included an accelerated amortization charge of $0.1 million for the three months ended June 30, 2014 and 2013, and $1.6 million and $0.1 million, for the six months ended June 30, 2014 and 2013, respectively, as a result of the removing of certain assets from service.

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing the date that the asset is available for its intended use.

Amortization expense by classification is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service costs	$7,237	$8,381	$14,793	$15,820
Sales and marketing	1,158	898	3,588	1,743
Product development	1,013	1,073	2,204	2,144
General and administrative	377	199	829	403
Total amortization	$9,785	$10,551	$21,414	$20,110

5. Other Assets

Other long term assets consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
gTLD deposits	$23,343	$21,252
Other	3,652	4,070
Other assets	$26,995	$25,322

For the three and six month periods ended June 30, 2014, the net gain related to the withdrawals of our interest in certain gTLD applications was $0.9 million and $5.7 million, respectively. For the three and six month periods ended June 30, 2013, the net gain related to the withdrawals of our interest in certain gTLD applications was $1.2 million. We recorded these gains in gain on other assets, net on the condensed consolidated statements of operations.

Other assets at June 30, 2014 and December 31, 2013 include $1.2 million and $0.9 million, respectively, of restricted cash comprising a collateralized letter of credit connected with our applications under the New gTLD Program. The restrictions require the cash to be maintained in a bank account for a minimum of five years from the delegation of the gTLDs.

6. Other Balance Sheets Items

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued payroll and related items	$7,086	$9,301
Domain owners' royalties payable	962	1,193
Commission payable	2,555	2,808
Customer deposits	8,000	7,666
Other	20,004	13,711
Accrued expenses and other liabilities	$38,607	$34,679

7. Assets Held-For-Sale

The major classes of assets and liabilities held-for-sale included in our unaudited condensed consolidated balance sheet at June 30, 2014 were as follows:

Accounts receivable, net	$321
Prepaid expenses and other current assets	45
Property and equipment, net	534
Intangible assets, net	4,638
Goodwill	12,500
Total assets held-for-sale	$18,038

Accrued expenses and other liabilities	$311
Deferred revenue, current	288
Other liabilities	17
Total liabilities related to assets held-for-sale	$616

During the second quarter 2014, we reclassified assets and liabilities related to the sale of CreativeBug and CoveritLive to assets held-for-sale and liabilities related to assets held-for-sale. These balances relate to dispositions of entities that for which we entered into sales agreements during July 2014. We received cash of $10 million for the CreativeBug disposal, inclusive of $1.0 million held in escrow for one year from the closing date as a holdback amount to cover indemnity claims. We  received $4.5 million of cash and a $5.6 million promissory note for the sale of CoveritLive.

In April 2014, the Financial Accounting Standards Board issued a revised standard on reporting discontinued operations and disclosures of disposals of components of an entity, which changed the criteria for reporting a discontinued operation. Specifically, the guidance changed the current definition of “discontinued operations” so that only disposals of components that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results qualify for discontinued operations reporting. The revised standard applies prospectively to new disposals and new classifications as held for sale of components of an entity occurring after the date of adoption. We elected to early adopt the standard in the second quarter of 2014. Accordingly, under the guidelines of the revised standard, the operations of our businesses classified as held-for-sale in the second quarter 2014 were not reported as discontinued operations as a result of a disposal transactions, as we concluded that they did not meet the new definition of a discontinued operation under the new guidance as they were not individually significant components of our operations. Under our prior accounting policy for discontinued operations, the impact of these disposition transactions would have been to reclassify the following activity in our Statement of Operations from continuing operations to discontinued operations:

	June 30, 2014
	Three months ended	Six months ended
Service revenue	$815	$1,581
Service costs (exclusive of amortization of intangible assets shown separately below)	478	862
Sales and marketing	288	499
Product development	601	1,352
General and administrative	416	824
Amortization of intangible assets	330	828
Income (loss) before income taxes	(1,298)	(2,784)
Income tax benefit	17	34
Net income (loss)	$(1,281)	$(2,750)

8. Debt

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

The Term Loan Facility provides for $100.0 million term loan that was fully drawn as of December 31, 2013 (“Term Loans”). The Revolving Loan Facility provides for borrowings up to $125.0 million, with the right (subject to certain conditions and at the discretion of the lenders) to increase the Revolving Loan Facility by up to $25.0 million in the aggregate. The Revolving Loan Facility also includes sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans. Term Loans must be repaid in installments of $3.75 million that commenced on December 31, 2013, and continue quarterly thereafter, and repaid Term Loans cannot be re-borrowed. During the three months ended June 30, 2014, we made an advance payment of $15 million on the Term Loans covering the next four quarterly repayments. At June 30, 2014, $73.8 million was outstanding under the Term Loan Facility. The weighted average variable interest rate of the Term Loans at June 30, 2014 was 2.34%.

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

The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants requiring compliance with a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio, as well as other restrictions typical for a financing of this type that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance outstanding under the Credit Agreement becoming immediately due and payable and termination of the commitments available under the Revolving Loan Facility. As of June 30, 2014, we were in compliance with the covenants under the Credit Agreement.

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

As of June 30, 2014, no principal balance was outstanding and approximately $113.8 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $11.2 million, and we were in compliance with all covenants.

In connection with entering into the Credit Agreement, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the three months and six months ended June 30, 2014 we amortized $0.2 million and $0.3 million, respectively, of deferred debt issuance costs.

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

Letters of Credit

We issue letters of credit under our Revolving Loan Facility, and as of June 30, 2014, the total letters of credit outstanding under this facility was $11.2 million.

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

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake review of us and our filings. In evaluating the exposure associated with various tax filing positions, we accrue charges for possible exposures. The Company’s 2012 federal income tax return is currently under IRS audit. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to our consolidated financial statements.

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

During the six months ended June 30, 2014, we recorded an income tax expense of $4.8 million compared to an income tax expense of $1.6 million during the same period in 2013, representing an increase of $3.2 million. The increase was primarily due to acquisitions occurring in 2013.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the six months ended June 30, 2014 or 2013 other than the acquired uncertain tax position, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the IRS and various state authorities.

11. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Code (the “401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the IRS. Effective January 1, 2013, we began matching a portion of the employee contributions under the 401(k) Plan up to a defined maximum. During the six months ended June 30, 2014, we incurred approximately $1.1 million in employer contributions under the 401(k) Plan, and expect to incur a similar amount for the remainder of the current fiscal year.

12. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service costs	$521	$726	$923	$1,337
Sales and marketing	355	1,406	1,180	3,329

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Product development	1,183	1,270	2,142	2,435
General and administrative	3,305	3,478	6,386	7,042
Total stock-based compensation included in net income (loss)	$5,364	$6,880	$10,631	14,143

During the six months ended June 30, 2014, we granted 0.4 million restricted stock units as part of our annual employee compensation process. In addition, 0.2 million options were forfeited as a result of the departure of a Company executive.

13. Stockholders’ Equity

Reverse Stock Split

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Separation”). The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date (the “Distribution”). Immediately following the Distribution, we enacted a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, which is reflected retrospectively throughout the condensed consolidated financial statements.

Stock Repurchases

Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of our common stock from time to time. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the repurchase plan at June 30, 2014. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of June 30, 2014, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

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

Revenue derived from our Content & Media and Registrar service offering is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Content & Media revenue:
Owned & operated	$38,833	$51,709	$79,585	$101,412
Network	9,699	12,790	19,570	28,378
Total Content & Media revenue	48,532	64,499	99,155	129,790
Registrar revenue	41,234	36,567	80,363	71,896
Total revenue	$89,766	$101,066	$179,518	$201,686

15. Fair Value

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

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Balance at June 30, 2014
	Level 1	Level 2	Total
Assets:
Cash equivalents (1)	$1,334	$—	$1,334
	$1,334	$—	$1,334
Liabilities:
Debt	$—	$73,750	$73,750
	$—	$73,750	$73,750

(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

	Balance at December 31, 2013
	Level 1	Level 2	Total
Assets:
Cash equivalents (1)	$4,034	$—	$4,034
Marketable securities	902	—	902
	$4,936	$—	$4,936
Liabilities:
Debt	$—	$96,250	$96,250
	$—	$96,250	$96,250

(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

For financial assets that utilize Level 1 and Level 2 inputs, we utilize both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs).

16. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(14,333)	$1,118	$(25,289)	$1,787

Weighted average common shares outstanding	18,286	17,496	18,231	17,432
Weighted average unissued shares	—	6	—	3
Weighted average unvested restricted stock awards	—	(28)	(2)	(35)
Weighted average common shares outstanding—basic	18,286	17,474	18,229	17,400
Dilutive effect of stock options, warrants and ESPP	—	217	—	229
Weighted average common shares outstanding—diluted	18,286	17,691	18,229	17,629

Net income (loss) per share—basic	$(0.78)	$0.06	$(1.39)	$0.10
Net income (loss) per share—diluted	$(0.78)	$0.06	$(1.39)	$0.10

For the three and six months ended June 30, 2014 we excluded 0.1 million shares, from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive. There were no antidilutive shares for the other periods presented.

17. Subsequent Events

During July 2014, we entered into separate asset purchase agreements for CreativeBug and CoveritLive. We received cash of $10 million for the CreativeBug disposal, including a $1.0 million held in escrow for one year from the closing date as a holdback amount to cover indemnity claims. We received $4.5 million of cash and a $5.6 million promissory note for the sale of CoveritLive (refer to Note 7 for additional information).

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates the domain name services business, while we continue to own and operate our content and media business. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date (the “Distribution”). Immediately following the Distribution, we enacted a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, which is reflected retrospectively throughout the condensed consolidated financial statements.

On August 8, 2014, we completed the acquisition of Saatchi Online, Inc. (“Saatchi Online”), an online art gallery, for a total purchase price consideration of $17.0 million was comprised of $5.7 million of cash and 1,049,964 shares of Demand Media.

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

Recent Developments

Acquisition of Saatchi Online, Inc.

On August 8, 2014, we completed the acquisition of Saatchi Online, Inc., an online art gallery, for total consideration of approximately $17 million, comprised of $5.7 million in cash and 1,049,964 shares of Demand Media common stock.

Appointment of Chief Executive Officer

Effective August 12, 2014, we also appointed Sean Moriarty as our new Chief Executive Officer, and as a member of our board of directors. Shawn Colo, our interim President and Chief Executive Officer, resigned as interim Chief Executive Officer but will remain as as President of the Company, effective August 12, 2014, and will also join our board of directors.

Rightside Spin-Off Transaction

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies: a pure-play Internet-based content and media company and a pure-play domain name services company (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates the domain name services business, while we continue to own and operate our content and media business. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date (the “Distribution”). Immediately following the Distribution, we enacted a 1-for-5 reverse stock split of our outstanding and treasury shares of common stock.

Creativebug and CoveritLive Divestitures

In July 2014, we completed the sales of CreativeBug, an online video arts and crafts business, and CoveritLive, a real-time engagement solutions business.

Because the Separation and the CreativeBug and CoveritLive divestitures were consummated after June 30, 2014, the financial condition, results of operations and cash flows for the periods presented in this report include results relating to these businesses.

Overview

We are a diversified digital content & media company. We have developed a leading Internet-based model for the professional creation and distribution of high-quality content, and we have expanded to include commerce-based products and services. Prior to the Separation, we were also a leader in the domain name industry, with a complete suite of products and services that our customers utilize as the foundation to build their online presence, including operating wholesale and retail domain name registrars, serving as a domain name registry and providing related services.

For the quarter ended June 30, 2014, our business was comprised of two service offerings: Content & Media and Domain Name Services. Our content & media service offering includes an online content creation studio with a community of freelance creative professionals, a portfolio of leading owned and operated websites, and a digital artist marketplace and e-commerce platform. We deploy our proprietary content and media platform to our owned and operated websites, such as eHow.com, Livestrong.com and Cracked.com, and to websites operated by our customers. We also leverage our content creation studio for third-party brands, publishers and advertisers as part of our content solutions service offering. As a complement to our traditional content offerings, we have recently integrated certain e-commerce and paid content offerings. In June 2013, we acquired Society6, LLC (“Society6”), a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints, phone cases, t-shirts and other products. In August 2014, we acquired Saatchi Online (“Saatchi Online”), an online art gallery. We also offer certain on-demand services for purchase on an a la carte or subscription basis, such as eHow Now, a platform where customers chat directly with experts to receive advice and guidance. Our Content & Media service offering also included a portfolio of websites primarily containing advertising listings, which we refer to as undeveloped websites.

Our Domain Name Services offering, which is now operated by Rightside, includes services provided by our wholesale and retail domain name registrars, domain name registry and related services. To date, nearly all of the revenue generated from this service offering has been generated by the registrar service offering, which provides domain name registration and various related services to customers, and we refer to this service offering as our Registrar service offering for historical periods. Rightside owns and operates the world’s largest wholesale Internet domain name registrar and the world’s second largest registrar overall, based on the number of names under management. Rightside is also positioned to become a leading domain name registry through its participation in a new program (the “New gTLD Program”) designed to expand the total number of domain name suffixes, or gTLDs, approved by the Internet Corporation for Assigned Names and Numbers (“ICANN”), a global non-profit corporation that manages the Internet's domain name registration system. Under the New gTLD Program, to date, Rightside has entered into 32 registry operator agreements with ICANN , with 13 of its extensions currently in general availability phase.. Rightside also began providing registry back-end services to Donuts, a third-party domain name registry, in the fourth quarter of 2013.

Our principal operations and decision-making functions are located in the United States. Our financial results are reported as one operating segment, with two distinct service offerings. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. We currently generate the vast majority of our Content & Media revenue through the sale of advertising and sales of products. To a lesser extent, we also generate, or have generated, Content & Media revenue through subscriptions to our social media applications, the sale or licensing of media content, sales of on-demand services and sales of undeveloped websites. Substantially all of our Registrar revenue is derived from domain name registration and related value-added service subscriptions. Our chief operating decision maker regularly reviews revenue for each of our Content & Media and Registrar service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Content & Media and Registrar revenue separately.

For the six months ended June 30, 2014 and 2013, we reported revenue of $179.5 million and $201.7 million, respectively. For the six months ended June 30, 2014 and 2013, our Content & Media service offering accounted for 55% and 64% of our total revenue, respectively, and our Registrar service offering accounted for 45% and 36% of our total revenue, respectively.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Content & Media Metrics(1):
Owned & operated
Page views (in millions)	4,493	4,441	1%	9,092	8,221	11%
RPM	$8.64	$11.64	(26%)	$8.75	$12.34	(29%)
Network of customer websites
Page views (in millions)	1,427	6,557	(78%)	3,276	11,424	(71%)
RPM	$6.80	$1.95	248%	$5.97	$2.48	140%
RPM ex-TAC(2)	$4.96	$1.33	272%	$4.46	$1.65	169%
Registrar Metrics(1):
End of Period # of Domains (in millions)	15.6	14.2	10%	15.6	14.2	10%
Average Revenue per Domain	$10.65	$10.39	3%	$10.52	$10.34	2%
(1)

For a discussion of these period-to-period changes in the number of page views, RPM, end of period domains and average revenue per domain and how they impacted our financial results, see “Results of Operations” below.

(2)	Traffic acquisition costs (TAC) represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.

Opportunities, Challenges and Risks

To date, we have derived the majority of our revenue from the sale of advertising in connection with our Content & Media service offering and domain name registration subscriptions and certain related services in connection with our Domain Name Services offering. We believe there is an opportunity to diversify our Content & Media revenue streams through commerce initiatives by offering products and on-demand services for purchase and creating and distributing content for third party brands and publishers. To further our commerce initiatives, in June 2013 we acquired Society6, a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints and other products. In August 2014, we acquired Saatchi Online, an online art gallery.Additionally, while a significant majority of our content is currently targeted primarily at users in the United States, we believe that there is an opportunity in the longer term for us to create content and sell products targeted at users located outside of the United States and thereby increase our revenue generated from countries outside of the United States. We may incur additional expenses associated with expanding our business internationally.

Our Content & Media revenue is primarily advertising-based and principally dependent upon page views and RPMs. We believe that there are opportunities to grow our page views by improving the user experience on our websites, creating more content in a greater variety of formats, particularly formats better suited for mobile devices, and expanding our network of customer websites where we can distribute content produced through our platform. However, we rely largely on search engine referrals to our owned and operated websites for users and page views. Google, the largest provider of search engine referrals to the majority of our websites, regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow.com and Livestrong.com. On occasion, we continue to experience negative changes in Google referrals to our owned and operated websites.  These changes have resulted, and may continue to result, in substantial declines in traffic to our owned and operated websites. Other search engines have also made, and may continue to make, similar changes that negatively impact the volume of referral traffic to our owned and operated websites. Any future or ongoing changes that impact search referral traffic to our owned and operated websites may result in material fluctuations in our financial performance. Our RPMs may also be negatively impacted by changes in the online advertising marketplace, which could include lower rates received for mobile and other ad units, as well as changes in the manner in which we sell our ad inventory.

In an effort to improve user experience and engagement, we regularly evaluate and strive to continuously improve our websites, content library and content creation and distribution platform. Such improvements include redesigning our websites, refining our content library through select removals and additions, establishing more stringent criteria for the admission of content creators, adding processes to ensure that each additional unit of content published is unique in relation to existing content units, creating new content formats designed to further diversify our content offering, rewriting and improving existing content, and integrating commerce products and services with our content experience. For example, in response to changes in search engine algorithms since 2011, we performed evaluations of our existing content library to identify potential improvements. As a result of these evaluations, we elected to remove certain content assets from service, resulting in over $10 million of related accelerated amortization expense in the aggregate since 2011. We intend to perform similar content remediations in the future, which could result in additional accelerated amortization expense related to the content that we remove from our library.

Our advertising revenue is primarily generated by advertising networks, which include both performance-based advertising, such as cost-per-click advertising where an advertiser pays only when a user clicks on their advertisement, and display advertising, where an advertiser pays each time an advertisement is displayed. The majority of our advertising revenue has historically been generated by our relationship with Google. For the six months ended June 30, 2014, approximately 30% of our total consolidated revenue was derived from our advertising arrangements with Google and we expect this percentage to increase significantly in future periods as a result of the Separation. Google maintains the direct relationships with advertisers and provides us with cost-per-click and display advertisements, which we deploy to our owned and operated websites as well as certain websites owned by our customers with whom we share a portion of the advertising revenue. Google also serves as the technology platform partner in connection with our programmatic ad sales offering. Any change in the type of services that Google provides to us or the terms of such agreements could adversely impact our results of operations.

We have recently shifted our advertising strategy to focus on programmatic offerings that utilize advertising network exchanges rather than a direct sales force. This shift requires us to actively manage the sale of inventory for our owned and operated websites on an advertising exchange. An inability to successfully implement and manage this process could negatively impact our results. Additionally, brands and advertisers are increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook, Twitter and Pinterest. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities, this could adversely impact our revenue from display advertising.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. In the near term, we expect that the period-over-period growth in our Content & Media revenue post-separation will be slightly declining, and we expect that our service costs as a percentage of revenue will increase as we renovate our content library. In addition, product revenue and costs will increase in 2014 compared to 2013 as Society6 revenue increases. We believe that these factors will constrain our operating margin growth in the short-term as we increase our investment in initiatives that we believe will deliver future growth. We will also continue to monitor changes and emerging trends in search engine algorithms and methodologies, including the resulting impact that these changes may have on future operating results, the economic performance of our long-lived assets, the market price of our common stock, anticipated future cash flows and other indicators of the fair value of our reporting units to determine if an interim impairment test is necessary. If we are required to record an impairment charge on the carrying value of our long-lived assets, including our media content and goodwill arising from acquisitions, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

We recently completed the Separation of our business into two independent, publicly-traded companies: an Internet-based content and media company and a domain name services company. Following completion of the Separation, we are a smaller, less diversified company focused only on the content and media business. This narrower business focus may leave us more vulnerable to changing market conditions. The diminished diversification of revenue, costs, and cash flows could also cause our results of operation, cash flows, working capital and financing requirements to be subject to increased volatility.

Basis of Presentation

Revenue

Our revenue is derived from our Content & Media and Registrar service offerings and our Content & Media product sales.

Service Revenue

Content & Media

We currently generate Content & Media service revenue through the sale of advertising, subscriptions to our social media applications and select content and service offerings. Articles, videos and other forms of content, each of which we refer to as a content unit, generate revenue both directly and indirectly. Direct revenue is revenue directly attributable to a content unit, such as advertisements, including sponsored advertising links, display advertisements and in-text advertisements, on the same webpage on which the content is displayed. Indirect revenue is also derived primarily by our content library, but is not directly attributable to a specific content unit. Indirect revenue includes advertising revenue generated on our owned and operated websites’ home pages (e.g., home page of eHow), on topic category webpages (e.g., home and garden category page), on user generated article pages that feature content that we did not develop or acquire, and from subscriptions. Our revenue generating advertising arrangements, for both our owned and operated websites and our network of customer websites, include cost-per-click performance-based advertising and display advertisements where revenue is dependent upon the number of page views. We generate revenue from advertisements displayed alongside our content offered to consumers across a broad range of topics and categories on our owned and operated websites and on certain customer websites. Our advertising revenue also includes revenue derived from cost-per-click advertising links we place on undeveloped websites owned both by us, which we acquire and sell on a regular basis, and certain of our customers. To a lesser extent, we also generate revenue from our subscription-based offerings, which include our social media applications deployed on our network of customer websites and subscriptions to premium content or services offered on certain of our owned and operated websites. Other revenue is generated through the sale or license of media content or the sale of undeveloped websites. Revenue from the sale or perpetual license of content and sale of undeveloped websites is recognized when the content and undeveloped websites have been delivered and the contractual performance obligations have been fulfilled. Revenue from the license of content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled.

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

Service Costs

Service costs consist of fees paid to registries and ICANN associated with domain registrations; advertising revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, such as TAC and content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our Content & Media platform and Registrar; personnel costs related to in-house editorial, customer service and information technology; and costs associated with our paid content initiatives, such as instructional content created in connection with our acquisition of Creativebug in March 2013. Our service costs are dependent on a number of factors, including the number of page views generated across our platform and the volume of domain registrations and value-added services supported by our Registrar service offering. In the near term, we expect increases in costs associated with our investment in new business initiatives that we believe will support future growth.

Product Costs

Product costs consist of outsourced product manufacturing costs; shipping and handling; artist royalties; and personnel costs.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our Content & Media service. We currently anticipate no significant changes in our sales and marketing expenses as a percentage of revenue in the near term.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, our owned and operated websites and future product and service offerings. We currently anticipate that our product development expenses will slightly increase in the near term as a percentage of revenue as we continue to invest in product development personnel and further develop our products and offerings to support the growth of our business.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources, information technology organizations and facilities related expenditures, as well as third-party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the six months ended June 30, 2014 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. In the first half of 2014 up to the Distribution date, we incurred certain personnel costs and professional fees related to our efforts to separate the Company into two distinct publicly traded companies. We currently anticipate general and administrative expenses to decrease in the near term as a percentage of revenue primarily due to lower spending on Separation-related costs.

Amortization of Intangible Assets

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations, to develop content that our algorithms indicate have a probable economic benefit, and to acquire undeveloped websites, including initial registration costs. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term because of the increase in identifiable intangible assets acquired in the Saatchi Online acquisition in August 2014 and the Society6 acquisition in June 2013, offset by a decrease in intangible assets as a result of disposals. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Stock-based Compensation

Included in other expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, restricted stock issued to employees and expenses relating to our Employee Stock Purchase Plan. We record the fair value of these equity-based awards and expenses at their cost ratably over related vesting periods.

Interest (Income) Expense, Net

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our term loans and revolving loan facility. As of June 30, 2014, a $73.8 million principal balance was outstanding under the term loan facility. We expect interest expense to be higher in 2014 than in prior years due to higher borrowings outstanding. Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

Other (Income) Expense, Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and changes in the value of certain long term investments. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant when we expand internationally.

Gain on Other Assets, Net

Gain on other assets, net consists primarily of gains and losses from the withdrawals of our interest in certain gTLD applications.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have legal presence, including the United Kingdom, the Netherlands, Canada, Ireland, the Cayman Islands, Australia and Argentina. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, including content and internal software and website development costs, income taxes, stock-based compensation and the recoverability of long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2013 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates since the date of our 2013 Annual Report on Form 10-K. The following discussion includes any specific activity related to these accounting policies and estimates for the three months ended June 30, 2014.

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

Our most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2013 and indicated that the fair value of each of our three reporting units exceeded the respective reporting unit’s carrying value at that time. We recently experienced a significant decline in our stock price, however, and as of June 30, 2014, our market capitalization was less than our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through June 30, 2014, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2014, consistent with our existing accounting policy.

Assets Held-For-Sale

We report a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is probable and anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on long-lived assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the unaudited condensed consolidated balance sheet and major classes are separately disclosed in the notes to the unaudited condensed consolidated financial Statements commencing in the period in which the business is classified as held-for-sale.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The results of discontinued operations are reported in discontinued operations in the condensed unaudited consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Service revenue	$83,086	$101,066	$166,046	$201,686
Product revenue	6,680	-	13,472	-
Total revenue	89,766	101,066	179,518	201,686
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	51,269	48,575	100,406	96,752
Product costs	5,046	—	10,001	—
Sales and marketing	6,797	12,243	15,728	26,326
Product development	10,056	10,742	21,328	21,902
General and administrative	18,733	17,622	36,448	33,997
Amortization of intangible assets	9,785	10,551	21,414	20,110
Interest (income) expense, net	929	159	1,694	305
Other (income) expense, net	65	45	(1,239)	123
Gain on other assets, net	(887)	(1,229)	(5,747)	(1,229)
Income (loss) before income taxes	(12,027)	2,358	(20,515)	3,400
Income tax expense	(2,306)	(1,240)	(4,774)	(1,613)
Net income (loss)	$(14,333)	$1,118	$(25,289)	$1,787

(1) Depreciation expense included in the above line items:
Service costs	$2,878	$3,466	$6,491	$7,448
Sales and marketing	58	99	114	206
Product development	171	225	349	461
General and administrative	1,625	1,094	3,554	2,114
Total depreciation	$4,732	$4,884	$10,508	$10,229

(2) Stock-based compensation included in the above line items:
Service costs	$521	$726	$923	$1,337
Sales and marketing	355	1,406	1,180	3,329
Product development	1,183	1,270	2,142	2,435
General and administrative	3,305	3,478	6,386	7,042
Total stock-based compensation	$5,364	$6,880	$10,631	$14,143

As a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service revenue	92.6%	100.0%	92.5%	100.0%
Product revenue	7.4%	0.0%	7.5%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Service costs (exclusive of amortization of intangible assets)	57.1%	48.1%	55.9%	48.0%
Product costs	5.6%	0.0%	5.6%	0.0%
Sales and marketing	7.6%	12.1%	8.8%	13.1%
Product development	11.2%	10.6%	11.9%	10.9%
General and administrative	20.9%	17.4%	20.3%	16.9%
Amortization of intangible assets	10.9%	10.4%	11.9%	10.0%
Interest (income) expense, net	1.0%	0.2%	0.9%	0.2%
Other (income) expense, net	0.1%	0.0%	(0.7)%	0.1%
Gain on other assets, net	(1.0)%	(1.2)%	(3.2)%	(0.6)%
Income (loss) before income taxes	(13.4)%	2.3%	(11.4)%	1.7%
Income tax expense	(2.6)%	(1.2)%	(2.7)%	(0.8)%
Net income (loss)	(16.0)%	1.1%	(14.1)%	0.9%

Revenue

Revenue by service line was as follows (in thousands):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Content & Media:
Owned and operated websites	$38,833	$51,709	(25)%	$79,585	$101,412	(22)%
Network of customer websites	9,699	12,790	(24)%	19,570	28,378	(31)%
Total Content & Media	48,532	64,499	(25)%	99,155	129,790	(24)%
Registrar	41,234	36,567	13%	80,363	71,896	12%
Total revenue	$89,766	$101,066	(11)%	$179,518	$201,686	(11)%

Content & Media Revenue from Owned and Operated Websites

Content & Media revenue from our owned and operated websites decreased by $12.9 million, a 25% decline to $38.8 million for the three months ended June 30, 2014, as compared to $51.7 million for the same period in 2013. Excluding the Society6 acquisition, Content & Media revenue from our owned and operated websites for the three months ended June 30, 2014, decreased by $19.5 million or 38%. Page views increased by 1%, to 4,493 million page views in the three months ended June 30, 2014 from 4,441 million page views in the three months ended June 30, 2013 primarily due to mobile page view growth across our owned and operated websites, particularly from our international websites, Cracked.com and Livestrong.com, offsetting declines in search engine referral traffic. RPM decreased by 26%, to $8.64 in the three months ended June 30, 2014 from $11.64 in the three months ended June 30, 2013, primarily due to a mix shift to lower RPM page views from mobile and international, lower domain sales, and the shift away from higher CPM direct sold display advertising, partially offset by Society6.

Content & Media revenue from our owned and operated websites decreased by $21.8 million, a 22% decline to $79.6 million for the six months ended June 30, 2014, as compared to $101.4 million for the same period in 2013. Excluding the Society6 acquisition, Content & Media revenue from our owned and operated websites for the six months ended June 30, 2014, decreased $35.2 million or 35%. Page views increased by 11%, to 9,092 million page views in the six months ended June 30, 2014 from 8,221 million page views in the six months ended June 30, 2013 primarily due to growth in mobile across our owned and operated websites, particularly from our international websites, Cracked.com, Livestrong.com and eHow.com, offsetting declines in search engine referral traffic. RPM decreased by 29%, to $8.75 in the six months ended June 30, 2014 from $12.34 in the six months ended June 30, 2013 primarily due to a mix shift to lower RPM page views from mobile and international, lower domain sales, and the shift away from higher CPM direct sold display advertising, partially offset by Society6.

Content & Media Revenue from Network of Customer Websites

Content & Media revenue from our network of customer websites for the three months ended June 30, 2014 decreased by $3.1 million, or 24%, to $9.7 million, as compared to $12.8 million in the same period in 2013. The decrease was primarily due to lower revenue from our domain monetization and social media application business, partially offset by growth in our content solutions service offering. Page views decreased by 5,130 million or 78%, to 1,427 million pages viewed in the three months ended June 30, 2014, from 6,557 million pages viewed in the three months ended June 30, 2013. The decrease in page views was due primarily to our decision to sunset our IndieClick network, and a decrease in reported page views from our Pluck partners. RPM increased 248% to $6.80 in the three months ended June 30, 2014 from $1.95 in the three months ended June 30, 2013. The increase in RPM was primarily due to the removal of lower monetizing page views from the IndieClick network.

Content & Media revenue from our network of customer websites for the six months ended June 30, 2014 decreased by $8.8 million, or 31%, to $19.6 million, as compared to $28.4 million in the same period in 2013. The decrease was primarily due to lower revenue from our domain monetization and social media application business, partially offset by growth in our content solutions service offering. Page views decreased by 8,148 million or 71%, to 3,276 million pages viewed in the six months ended June 30, 2014, from 11,424 million pages viewed in the six months ended June 30, 2013. The decrease in page views was due primarily to our decision to sunset our IndieClick network, and a decrease in reported page views from our Pluck partners. RPM increased 140% to $5.97 in the six months ended June 30, 2014 from $2.48 in the six months ended June 30, 2013. The increase in RPM was primarily due to the removal of lower monetizing page views from the IndieClick network.

Registrar Revenue

Registrar revenue for the three months ended June 30, 2014 increased by $4.7 million, or 13%, to $41.2 million compared to $36.6 million for the same period in 2013. The increase was largely due to growth in the number of domain names under management. The number of domains under management increased 1.4 million, or 10%, to 15.6 million during the three months ended June 30,

2014 as compared to 14.2 million in the same period in 2013 primarily due to growth in domain registrations as well as from Name.com. Average revenue per domain increased 3%, to $10.65 during the three months ended June 30, 2014 from $10.39 in the same period in 2013.

Registrar revenue for the six months ended June 30, 2014 increased by $8.5 million, or 12%, to $80.4 million compared to $71.9 million for the same period in 2013. The increase was largely due to growth in the number of domain names under management. The number of domains under management increased 1.4 million, or 10%, to 15.6 million during the six months ended June 30, 2014 as compared to 14.2 million in the same period in 2013 primarily due to Name.com. Average revenue per domain increased slightly, by 2%, to $10.52 during the six months ended June 30, 2014 from $10.34 in the same period in 2013.

Cost and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Service costs (exclusive of amortization of intangible assets)	$51,269	$48,575	6%	$100,406	$96,752	4%
Product costs	5,046	-	N/A	10,001	-	N/A
Sales and marketing	6,797	12,243	(44)%	15,728	26,326	(40)%
Product development	10,056	10,742	(6)%	21,328	21,902	(3)%
General and administrative	18,733	17,622	6%	36,448	33,997	7%
Amortization of intangible assets	9,785	10,551	(7)%	21,414	20,110	6%

Service Costs

Service costs for the three months ended June 30, 2014 increased by approximately $2.7 million, or 6%, to $51.3 million compared to $48.6 million in the same period in 2013. The increase was primarily due to a $4.4 million increase in domain registry fees and registrar costs associated with our growth in domain registrations over the same period and a $0.2 million increase in personnel related costs including stock-based compensation expense. These increases were partially offset by a $1.4 million decrease in TAC, primarily due to our domain monetization business and Indieclick, and a $0.3 million decrease in content cost.

Service costs for the six months ended June 30, 2014 increased by approximately $3.7 million, or 4%, to $100.4 million compared to $96.8 million in the same period in 2013. The increase was primarily due to an $8.3 million increase in domain registry fees and registrar costs associated with our growth in domain registrations over the same period and a $0.6 million increase in personnel related costs including stock-based compensation expense. These increases were partially offset by a $4.5 million decrease in TAC, primarily due to our domain monetization business and Indieclick, and a $0.7 million decrease in content cost.

Product Costs

Product costs for the three and six months ended June 30, 2014 were $5.0 million and $10.0 million, respectively, primarily due to the acquisition of Society6 in June 2013. There were no product costs for the same periods in 2013.

Sales and Marketing

Sales and marketing expenses decreased 44%, or $5.4 million, to $6.8 million for the three months ended June 30, 2014 from $12.2 million for the same period in 2013. The decrease in expense was primarily driven by a decrease in personnel cost including stock-based compensation expense of $5.2 million primarily due to our strategic shift away from direct advertising sales.

Sales and marketing expenses decreased 40%, or $10.6 million, to $15.7 million for the six months ended June 30, 2014 from $26.3 million for the same period in 2013. The decrease in expense was primarily driven by a decrease in personnel cost including stock-based compensation expense of $7.7 million primarily due to our strategic shift away from direct advertising sales, as well as a decrease of $2.4 million related to marketing activities in the prior year period.

Product Development

Product development expenses decreased 6%, or 0.7 million, to $10.1 million during the three months ended June 30, 2014 compared to $10.7 million in the same period in 2013. A decrease of $0.6 million in personnel and related costs, including stock-based compensation expense, net of internal costs capitalized as internal software development.

Product development expenses decreased 3%, or 0.6 million, to $21.3 million during the six months ended June 30, 2014 compared to $21.9 million in the same period in 2013. A decrease of $0.3 million in personnel and related costs, including stock-based compensation expense, net of internal costs capitalized as internal software development, and a $0.4 million decrease in outsourced consulting costs.

General and Administrative

General and administrative expenses increased by $1.1 million, or 6%, to $18.7 million during the three months ended June 30, 2014 compared to $17.6 million in the same period in 2013. The increase was primarily due to an increase of $1.4 million in costs incurred in connection with the Separation, increased depreciation expense of $0.5 million resulting from leasehold improvements to our headquarters made during the prior year and accelerated depreciation for assets that were disposed of during the first quarter of 2014, and an increase of $0.2 million in expenses related to acquisition and realignment costs, offset by $1.1 million of lower corporate facilities related to rent and related expenses in the prior year.

General and administrative expenses increased by $2.5 million, or 7%, to $36.4 million during the six months ended June 30, 2014 compared to $34.0 million in the same period in 2013. The increase was primarily due to an increase of $2.5 million in costs incurred in connection with the Separation, increased depreciation expense of $1.4 million resulting from leasehold improvements to our headquarters made during the prior year and accelerated depreciation for assets that were disposed of during the first quarter of 2014, and increased costs of $0.3 million from acquisitions made in June 2013, offset by $2.0 million of lower corporate facilities related to rent and related expenses.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2014 decreased by $0.8 million, or 7%, to $9.8 million compared to $10.6 million in the same period in 2013. The decrease is primarily due to media content remediation in the fourth quarter 2013, as well as lower amortization related to intangibles reclassified to assets held-for-sale.

Amortization expense for the six months ended June 30, 2014 increased by $1.3 million, or 6%, to $21.4 million compared to $20.1 million in the same period in 2013. The increase is primarily due to additional amortization expense from intangible assets acquired from the Society6 acquisition in 2013, partially offset by lower amortization due to our Q4 2013 media content remediation.

Interest (Income) Expense, Net

Interest expense for the three and six months ended June 30, 2014 increased by $0.8 million and $1.4 million, respectively compared to the same periods in 2013 primarily due to the increased balance outstanding under the new credit facility that was entered into during 2013.

Other (Income) Expense, Net

Other (income) expense, net for the three months ended June 30, 2014 remained relatively flat. Other (income) expense, net for the six months ended June 30, 2014 increased by $1.4 million compared to the same period in 2013, primarily due to the gain on the sale of marketable securities.

Gain on Other Assets, Net

Gain on other assets, net for the three months ended June 30, 2014 decreased $0.3 million compared to the same period in 2013, due to fewer withdrawals of our interest in certain gTLD applications.

Gain on other assets, net for the six months ended June 30, 2014 increased $4.5 million compared to the same period in 2013, due to significantly higher activity relating to withdrawals of our interest in certain gTLD applications.

Income Tax Benefit (Expense)

During the three months ended June 30, 2014, we recorded an income tax expense of $2.3 million compared to $1.2 million during the same period in 2013, representing a decrease of $1.1 million. The decrease was primarily due to movement in pre-tax GAAP income.

During the six months ended June 30, 2014, we recorded an income tax expense of $4.8 million compared to $1.6 million during the same period in 2013, representing an increase of $3.2 million. The increase was primarily due to acquisitions occurring in 2013.

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

The following table presents a reconciliation of Revenue ex-TAC and Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Non-GAAP Financial Measures:
Content & Media revenue	$48,532	$64,499	$99,155	$129,790
Registrar revenue	41,234	36,567	80,363	71,896
Less: traffic acquisition costs (TAC)(1)	(2,618)	(4,045)	(4,972)	(9,481)
Total revenue ex-TAC	$87,148	$97,021	$174,546	$192,205

Net income (loss)	$(14,333)	$1,118	$(25,289)	$1,787
Add (deduct):
Income tax expense	2,306	1,240	4,774	1,613
Interest and other income (expense), net	994	204	455	428
Gain on gTLD application withdrawals, net(2)	(887)	(1,229)	(5,747)	(1,229)
Depreciation and amortization(3)	14,517	15,435	31,922	30,339
Stock-based compensation(4)	5,364	6,880	10,631	14,143
Acquisition and realignment costs(5)	2,756	1,076	5,478	1,452
gTLD expense(6)	—	2,052	—	3,670
Adjusted EBITDA	$10,717	$26,776	$22,224	$52,203
(1)	Represents revenue-sharing payments made to our network customers from advertising revenue generated from such customers’ websites.
(2)	Comprises gain (loss) on other assets, net, which consist primarily of gains and losses from the withdrawals of our interest in certain gTLD applications.
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

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity were our cash and cash equivalents in the amount of $131.6 million and our $125.0 million revolving loan facility.

Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to continue to be, impacted significantly our ongoing investments in our platform, company infrastructure and equipment. More recently, cash used in investing activities has also been impacted significantly by our investments in the New gTLD Program.

Since our inception through June 30, 2014, we have also used significant cash to make strategic acquisitions to further grow our businesses, including the acquisitions of Name.com in December 2012, Society6 in June 2013 and Saatchi Online in August 2014. On August 8, 2014, we completed the acquisition of Saatchi Online, Inc., an online art gallery, for total consideration of approximately

$17 million, comprised of $5.7 million in cash and 1,049,964 shares of Demand Media common stock. We may make further acquisitions in the future. Recently, subsequent to June 30, 2014, we sold our Creativebug and CoveritLive businesses for $14.5 million in cash and $5.6 million in a promissory note. We may make further dispositions in the future.

We recently completed the Separation of our business into two independent, publicly-traded companies. Following completion of the Separation, we are a smaller, less diversified company focused only on the content and media business. This narrower business focus may leave us more vulnerable to changing market conditions. The diminished diversification of revenue, costs, and cash flows could also cause our results of operation, cash flows, working capital and financing requirements to be subject to increased volatility.

In addition, in connection with our completion of the separation of Rightside Group, Ltd. on August 1, 2014, we capitalized Rightside with approximately $25 million in cash as part of the Separation.

We made capital investments in gTLD applications of $11.5 million in the six months ended June 30, 2014, and have made total capital investments in gTLD applications of $33.7 million since 2012. In addition, for the six months ended June 30, 2014, we recorded a $5.7 million net gain related to the withdrawals of our interest in certain gTLD applications. As a result of the completion of the separation of Rightside Group, Ltd. on August 1, 2014, capital investments in gTLD applications after the separation will be a part of Rightside Group, Ltd.

We announced a $25.0 million stock repurchase plan on August 19, 2011, which was increased on February 8, 2012 to $50.0 million. Under the plan, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or in negotiated transactions. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the stock repurchase plan at June 30, 2014. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

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

The Term Loan Facility provides for an up to $100.0 million term loan that was fully drawn as of December 31, 2013 (“Term Loans”). The Revolving Loan Facility provides for borrowings up to $125.0 million, with the right (subject to certain conditions and at the discretion of the lenders) to increase the Revolving Loan Facility by up to $25.0 million in the aggregate. The Revolving Loan Facility also includes sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans. The Term Loans must be repaid in installments of $3.75 million that commenced on December 31, 2013, and continue quarterly thereafter, and repaid Term Loans cannot be re-borrowed. During the three months ended June 30, 2014, we made an advance payment of $15 million on the Term Loans covering the next four quarterly repayments. At June 30, 2014, $73.8 million was outstanding under the Term Loan Facility, no principal balance was outstanding under the Revolving Loan Facility and approximately $113.8 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $11.2 million.

Under the Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR bear interest at a rate between LIBOR plus 2.00% and LIBOR plus 3.00%, depending on our consolidated leverage ratio. Loans based on the base rate bear interest at the base rate plus an applicable margin of 1.00% or 2.00%, depending on our consolidated leverage ratio. We are required to pay a commitment fee between 0.20% and 0.40% per annum, depending on our consolidated leverage ratio, on the undrawn portion available under the Revolving Loan Facility. The weighted average variable interest rate of the outstanding loans at June 30, 2014 was 2.34%.

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

The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants requiring compliance with a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio, as well as other restrictions typical for a financing of this type that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance outstanding under the Credit Agreement becoming immediately due and payable and termination of the outstanding commitments available under the Revolving Loan Facility. As of June 30, 2014, we were in compliance with the covenants under the Credit Agreement.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$18,142	$47,614
Net cash used in investing activities	$(14,288)	$(96,165)
Net cash (used in) provided by financing activities	$(25,732)	$15,550

Cash Flow from Operating Activities

Six months ended June 30, 2014

Net cash inflows from our operating activities were $18.1 million. Our net loss during the period was $25.3 million, which included non-cash charges of $47.2 million for depreciation, amortization, stock-based compensation, and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, primarily driven by a $16.6 million increase resulting from changes in deferred revenue and accounts receivable, partially offset by changes in deferred registrations costs, accounts payable and accrued expenses, totaling $12.0 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service offering during the period, while the change in our accounts receivable, accounts payable and accrued expenses was primarily due to the timing of payments and collections.

Six months ended June 30, 2013

Net cash inflows from our operating activities of $47.6 million primarily resulted from improved operating performance. Our net income during the period was $1.8 million, which included non-cash charges of $45.9 million such as depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, driven by a $15.2 million increase resulting from changes in deferred revenue and accounts receivable, offset by changes in deferred registrations costs, prepaid expenses and accrued expenses, totaling $15.0 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our Registrar service during the period, while the decrease in our accounts receivable was primarily due to timing of collections.

Cash Flow from Investing Activities

Six months ended June 30, 2014 and 2013

Net cash used in investing activities was $14.3 million and $96.2 million during the six months ended June 30, 2014 and 2013, respectively. Cash used in investing activities during the six months ended June 30, 2014 and 2013 included investments in our intangible assets of $4.3 million and $10.0 million, respectively and investments in our property and equipment, which included internally developed software, of $5.9 million and $14.8 million, respectively. The decrease in intangible assets was primarily due to decreased content production. The decrease in property and equipment was primarily due to the build-out of our corporate headquarters in 2013. Cash outflows for additional investments of our interest in certain gTLD applications was $11.5 million, partially offset by proceeds from the withdrawals of our interest in certain gTLD applications of $6.1 million for the six months ended June 30, 2014. There were no investments in gTLD applications for the six months ended June 30, 2013. Cash proceeds from the withdrawals of our interest in certain gTLD applications was $1.4 million for the six months ended June 30, 2013. The increase in investments and proceeds in our interest in gTLD applications was primarily due to the timing of ICANN and private auctions.

For the six months ended June 30, 2014, net cash inflows included $1.4 million from the sale of marketable securities. Net cash outflows from business acquisitions for the six months ended June 30, 2013 included $73.2 million, related to the Society6 and Creativebug acquisitions.

Cash Flow from Financing Activities

Six months ended June 30, 2014 and 2013

Net cash used in financing activities was $25.7 million and net cash provided by financing activities was $15.6 million during the six months ended June 30, 2014 and 2013, respectively. Cash used in financing activities was primarily driven by repayments on the credit facility of $22.5 million, holdback payments of $1.5 million for prior year acquisitions and payments of withholding tax on net settlement of certain employee stock-based awards of $1.6 million during the six months ended June 30, 2014. During the six months ended June 30, 2013, cash provided by financing activities was primarily due to borrowings of $20.0 million from the credit facility and proceeds from the exercise of stock options and contributions to our ESPP of $3.3 million, partially offset by repurchases of common stock of $4.8 million and payments of withholding tax on net settlement of certain employee stock-based awards of $2.7 million.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period-to-period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any off balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2014 and 2013, we used $5.9 million and $14.8 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. The decrease in property and equipment is primarily due to the build-out of our corporate headquarters in the prior year. We currently anticipate making capital expenditures of between $5.0 million and $10.0 million during the remainder of the year ending December 31, 2014.

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

Concentrations of Credit Risk

As of June 30, 2014, our cash and cash equivalents were maintained primarily with four major U.S. financial institutions and two foreign banks. We also maintained cash balances with one Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	June 30, 2014	December 31, 2013
Google, Inc.	31%	27%

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

Risks Relating to the Rightside Spin-Off Transaction

Our operational and financial profile changed in connection with the Rightside Spin-Off Transaction and we are now a smaller, less diversified company focused on content and media.

On August 1, 2014, we completed the spin-off of our domain name services business (the “Rightside Spin-Off Transaction”). Following the Rightside Spin-Off Transaction, we are a smaller, less diversified company focused only on the content and media business. This narrower business focus may leave us more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operation. The diminished diversification of revenue, costs, and cash flows could also cause our results of operation, cash flows, working capital and financing requirements to be subject to increased volatility. In addition, we may be unable to achieve some or all of the strategic and financial benefits that we expected would result from the separation of the Company and Rightside into independent publicly-traded companies (the “Separation”), or such benefits may be delayed, which could materially and adversely affect our business, financial condition and results of operations.

Following the Separation, we and Rightside will continue to be dependent on each other for certain support services for each respective business and may have indemnification obligations to each other with respect to such arrangements.

We entered into various agreements with Rightside in connection with the Separation, including a transition services agreement (the “Transition Services Agreement”), a separation and distribution agreement, a tax matters agreement (the “Tax Matters Agreement”), an intellectual property assignment and license agreement, and an employee matters agreement. These agreements will govern our relationship with Rightside subsequent to the Separation. If we are required to indemnify Rightside for certain liabilities and related losses arising in connection with any of these agreements or if Rightside is required to indemnify us for certain liabilities and related losses arising in connection with any of these agreements and does not fulfill its obligations to us, we may be subject to substantial liabilities, which could have a material adverse effect on our financial position.

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

If there is a determination that the Rightside Spin-Off Transaction is taxable for U.S. federal income tax purposes, then we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

We received a private letter ruling from the Internal Revenue Service (“IRS”), together with an opinion of Latham & Watkins LLP, tax counsel to us (the “Tax Opinion”), substantially to the effect that, among other things, the Rightside Spin-Off Transaction qualifies as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). The private letter ruling and Tax Opinion relied on certain facts, assumptions, representations and undertakings from us and Rightside regarding the past and future conduct of the companies’ respective businesses and other matters. The private letter ruling did not address all the requirements for determining whether the Rightside Spin-Off Transaction would qualify for tax-free treatment, and the Tax Opinion, which addressed all such requirements but relied on the private letter ruling as to matters covered by the ruling, is not binding on the IRS or the courts. Notwithstanding the private letter ruling and the Tax Opinion, the IRS could determine on audit that the Rightside Spin-Off Transaction should be treated as taxable if it determines that any of these facts, assumptions, representations or undertakings is not correct or have been violated or if it disagrees with the conclusions in the Tax Opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or Rightside after the Rightside Spin-Off Transaction.

If the Rightside Spin-Off Transaction ultimately is determined to be taxable, we would be subject to tax as if we had sold the Rightside common stock in a taxable sale for its fair market value, and our stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of Rightside’s common stock that was distributed to them. Under the Tax Matters Agreement, we may be required to indemnify Rightside against all or a portion of the taxes incurred by Rightside in the event the Rightside Spin-Off Transaction were to fail to qualify for tax-free treatment under the Code. If we are required to pay any tax liabilities in connection with the Rightside Spin-Off Transaction pursuant to the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

We have agreed to various restrictions to preserve the non-recognition treatment of the Rightside Spin-Off Transaction, which may reduce our strategic and operating flexibility.

To preserve the tax-free treatment to us of the Rightside Spin-Off Transaction, under the Tax Matters Agreement that we entered into with Rightside, we may not take any action that would jeopardize the favorable tax treatment of the Rightside Spin-Off Transaction. The restrictions under the Tax Matters Agreement may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business for the two-year period following the Rightside Spin-Off Transaction. For example, we might determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions or other strategic transactions for some period of time following the Rightside Spin-Off Transaction. In addition, our indemnity obligation under the Tax Matters Agreement might discourage, delay or prevent a change of control transaction for some period of time following the Rightside Spin-Off Transaction.

Risks Relating to our Business

We are dependent upon certain material agreements with Google for a significant portion of our revenue. A termination of these agreements, a failure to renew or replace these agreements on favorable terms or a loss of revenue generated from these agreements would have a material adverse effect on our business, financial condition and results of operations.

We have an extensive relationship with Google and a significant portion of our revenue is derived from cost-per-click performance-based advertising provided by Google. For the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, we derived approximately 30%, 34% and 38%, respectively, of our total revenue from our various advertising and content arrangements with Google, and we expect this percentage to increase significantly in future periods as a result of the Separation. Google provides cost-per-click advertising and cost-per-impression advertising on our owned and operated websites and on our network of customer websites, and we receive a portion of the revenue generated by such advertisements. We currently have agreements with Google related to (i) providing advertisements for our websites, such as eHow, and the websites of our customers, which expires in October 2014; and (ii) our use of Google’s DoubleClick Ad Exchange platform to deliver advertisements to our and our customers’ websites, which expires in December 2014. We are currently negotiating new agreements with Google, but we may not be able to extend our current agreements or enter into new agreements with Google on terms and conditions favorable to us, or at all. Google also has the right to terminate these agreements prior to their expiration upon the occurrence of certain events, including if our content violates the rights of third parties and other breaches of contractual provisions, a number of which are broadly defined. If our agreements with Google are terminated or are not replaced prior to expiration, we may not be able to enter into agreements with alternative third-party advertisement providers or for alternative ad-serving platforms on acceptable terms or on a timely basis or both. Any termination of our relationships with Google, and in particular the agreement to provide cost-per-click advertisements for our websites, or any replacement, extension or renewal of such agreements on terms and conditions less favorable to us, would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our advertising agreements with Google may not continue to generate levels of revenue commensurate with the revenue we received from them during past periods. Our ability to generate online advertising revenue from Google depends on its assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements placed on our owned and operated websites and on our network of customer websites, as well as other factors determined solely by Google. Google may also change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering cost-per-

click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from online advertisements. Since most of our agreements with Google contain exclusivity provisions, we are prevented from using other providers of services similar to those provided by Google. In addition, Google may at any time change the nature of, or suspend, the service that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced or modify its policies with respect to how advertisements may be displayed on a webpage. These types of changes or suspensions would adversely impact our ability to generate revenue from cost-per-click advertising. Any change in the type of services that Google provides to us could have a material adverse effect on our business, financial condition and results of operations.

We generate revenue primarily from advertising. A reduction in online advertising spend, a loss of advertisers or lower advertising yields could seriously harm our business, financial condition and results of operations.

We rely on third-party advertising providers, such as Google, to provide advertisements to our owned and operated websites and our network of customer websites. For the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, we generated 41%, 50% and 53%, respectively, of our revenue from advertising. Following the Separation, we expect to derive at least 65% of our revenue from advertising. One component of our platform that we use to generate advertiser interest is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertising providers and advertisers will stop placing advertisements on our owned and operated websites or our customer websites if their investments do not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising. If any of our advertisers or advertising providers, and in particular Google, decided not to continue advertising on, or providing advertisements to, our owned and operated websites or our customer websites, or modifies its advertising policies in a manner that could negatively impact yield, we could experience a rapid decline in our revenue over a relatively short period of time.

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

Additionally, brands and advertisers are increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook, Twitter and Pinterest. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities, our revenue from advertising could be adversely impacted. We also believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the cyclical and discretionary nature of advertising spending; general economic conditions, as well as economic conditions specific to the Internet and media industry; and the occurrence of extraordinary events, such as natural disasters, international or domestic terrorist attacks or armed conflict. An inability to maintain or increase our advertising revenue could have a material adverse effect on our business, financial condition and results of operations.

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

We regularly evaluate and strive to continuously improve our websites, content library and content creation and distribution platform in an effort to improve user experience and engagement. Such improvements include redesigning our websites and refining our content library through select removals, additions and article rewrites. In response to changes in search engine algorithms since 2011, we performed evaluations of our existing content library to identify potential improvements. As a result of these evaluations, we elected to remove certain content assets from service, resulting in related accelerated amortization expense of $2.4 million, $2.1 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. We will perform similar content remediations in the future, which could result in additional accelerated amortization expense related to the content that we remove from our library.

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

We depend on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our core owned and operated websites and our customer websites. For the six months ended June 30, 2014 and the year ended December 31, 2013, based on our internal data, we believe that a majority of the traffic directed to our core owned and operated websites came directly from these Internet search engines and that more than half of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by Google or other search engines to display results could cause our owned and operated websites or our customer websites to receive less favorable placements or be removed from the search results. Internet search engines could decide that content on our owned and operated websites or on our customer websites, including content that is created by our freelance creative professionals, is unacceptable or violates their corporate policies. Internet search engines, including Google, could also view changes made to our owned and operated websites or our customer websites unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

Google regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated websites, including eHow and Livestrong.com, and to our network of customer websites. During 2013, we experienced several negative changes in Google referrals to our owned and operated websites that, in the aggregate, were larger in magnitude than those that we previously experienced.  On occasion we continue to experience negative changes in Google referrals to our owned and operated websites. These changes have resulted, and may continue to result, in substantial declines in traffic directed to our owned and operated websites. Other search engines have also made, and may continue to make, similar changes that negatively impact the volume of referral traffic to our owned and operated websites. Any future or ongoing changes that impact search referral traffic to our owned and operated websites may result in material fluctuations in our financial performance. To date, the changes in Google search referrals have had a smaller negative impact on traffic referrals to our customer websites, which were the primary distribution outlet for new content produced by our freelance creative professionals in 2013. If our customer websites experience significant declines in Google or other search referrals in the future, it could adversely impact our revenue and our relationships with publishers within our network of customer websites.

The recent changes to Google’s search engine algorithms and any future changes that may be made by Google or any other search engines that negatively impact the volume of referral traffic could further impact our business. Any reduction in the number of users directed to our owned and operated websites or to our customer websites would likely negatively affect our ability to earn revenue. If traffic to our owned and operated websites or to our customer websites declines, we may also need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business, financial condition and results of operations.

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

We face significant competition, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.

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

We face intense competition from a wide range of competitors. Our current principal competitors include:

•

Online Marketing and Media Companies. We compete with other Internet marketing and media companies, such as AOL, IAC and various startup companies as well as leading online media companies such as Yahoo!, for online marketing budgets. Most of these competitors compete with us across several areas of consumer interest, such as do-it-yourself, health and fitness, home and garden, arts and crafts, beauty and fashion, golf, outdoors and humor.

•

Social Media Outlets. We compete with social media outlets such as Facebook, Twitter and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers.

•

Specialty e-Commerce Marketplaces. We compete with companies that offer specialty products that are produced and shipped based on a print-on-demand model, such as user or artist generated art designs printed on t-shirts, art prints, mobile accessories and other products.

•

Integrated Social Media Applications. We compete with various software technology competitors, such as Bazaarvoice and PowerReviews, in the integrated social media space where we offer our social media applications.

•

Specialized and Enthusiast Websites. We compete with companies that provide specialized consumer information websites, particularly in the do-it-yourself, health and fitness, home and garden, arts and crafts, beauty and fashion, golf, outdoors and humor categories, as well as enthusiast websites in specific categories, including message boards, blogs and other enthusiast websites maintained by individuals and other Internet companies.

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

Our success depends on our ability to innovate and provide products and services useful to or sought out by our customers. Our competitors are constantly developing innovations in content creation and distribution. As a result, we must continue to invest significant resources in product development in order to maintain and enhance our existing products and services and introduce new products and services that deliver a sufficient return on investment and that our customers can easily and effectively use. If we are unable to provide quality products and services, we may lose consumers, advertisers and customers, and our revenue and operating results would suffer. Our operating results would also suffer if our innovations are not responsive to the needs of our customers and our advertisers, are not appropriately timed with market opportunities or are not effectively brought to market.

Historically, the success of our content and media service offering has been closely tied to the success of eHow. If eHow’s performance falters, it could have a material adverse effect on our business, financial condition and results of operations.

For the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, we generated approximately 23%, 30% and 31%, respectively, of our revenue from eHow, and we expect this percentage to increase significantly in future periods as a result of the Separation. eHow depends on various Internet search engines to direct traffic to the site. For the six months ended June 30, 2014, we estimate that approximately 38% of eHow’s traffic came from Google searches. The success of eHow could be adversely impacted by a number of factors, including further changes in search engine algorithms or other methodologies similar to those previously implemented by Google that negatively impact the volume of referral traffic, some of which negatively impacted search referral traffic to eHow and caused a reduction in page views on eHow; overall declines in cost-per-click rates seen throughout the industry; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, as we continue to evaluate and improve the user experience on eHow, we may make changes to eHow’s layout or features with respect to content and advertisement displays that are designed to improve the consumer experience, but which could negatively impact revenue. We have also already produced a significant amount of content that is housed on eHow and it has become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A decline in eHow’s performance could result in a material adverse effect to our business, financial condition and results of operations.

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

Our content solutions offering helps publishers and brands broaden their reach online by providing them with topically relevant custom content to publish on their websites or for use in other distribution outlets. The content spans across text, video, photography and designed visuals. The content can either be purchased outright from us or licensed by us, usually via revenue-sharing arrangements. We plan to continue to expand our investments in this service offering further. In order to expand this service offering, we need to continue to generate new customers and maintain our existing customers. If our existing and prospective content solutions customers do not perceive our content to be driving performance for their business, we may not be able to retain our current customers, expand our content solutions offering on the websites of our current customers or identify and attract new customers. In addition, if our new customer sales cycle is longer than we currently anticipate, we may not generate sufficient revenue through this service offering to justify our current investment in this business. If we are unable to attract new customers or retain our existing customers for our content solutions offering, our results of operations could be lower than expected.

Mobile devices, such as smartphones and tablets, are increasingly being used to access the Internet and our online media offerings may not be as effective when accessed through these devices. Additionally, mobile advertising yields are lower on average than those for desktop and laptop computers, which could negatively impact our business, financial condition and results of operation.

Historically, our online media offerings were designed for consumption on a desktop or laptop computer. However, the number of people who access the Internet through mobile devices such as smartphones and tablets has increased substantially in recent years. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our online media offerings. If we cannot effectively distribute our content, products and services on these devices, we could experience a decline in page views and traffic and a corresponding decline in revenue. It is also more difficult to display advertisements on mobile devices without disrupting the consumer experience. We may make, or be required to make, changes to the layouts and formats of our mobile web optimized sites in order to improve the user experience, which could negatively impact our monetization efforts on mobile devices. In addition, mobile advertising yields on average are currently lower than those for desktop and laptop computers. The continued increase in mobile consumption of our content, which is now contributing significantly higher page view growth as compared to page view growth from desktop or laptop computers, has resulted in a reduction in our RPMs. If our online media offering on mobile devices is less attractive to advertisers and this segment of Internet traffic increases at a faster rate than traditional desktop or laptop Internet access, our business, financial condition and results of operations may be negatively impacted.

We depend upon the quality of traffic to our websites and our network of customer websites to provide value to online advertisers, and any failure in our quality control could have a material adverse effect on the value of such websites to our third-party advertisement distribution providers and online advertisers and thereby adversely affect our revenue.

We depend upon the quality of traffic to our websites and our network of customer websites to provide value to online advertisers. Low quality traffic can include clicks associated with non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. There is a risk that a certain amount of low-quality traffic, or traffic that is deemed to be invalid by online advertisers, will be delivered to online advertisers on our websites or our network of customer websites. As a result, we may be required to credit future amounts owed to us by our advertising partners or repay them for amounts previously received if such future amounts are insufficient. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with third-party advertisement distribution providers and online advertisers, and could adversely affect our revenue.

Our commerce initiatives, including the sale of certain products and the offering of services for purchase, may not be successful due to a number of factors. If we are unsuccessful in implementing and marketing our commerce initiatives, our business, financial condition and results of operations could be adversely affected.

As an expansion of our content services, we have recently begun to sell certain products, including print-on-demand products, and offer services for purchase on-demand or on a subscription basis. In order to accelerate these commerce initiatives, in June 2013 we acquired Society6, a digital artist marketplace and e-commerce platform that enables a large community of talented artists to sell their original designs on art prints and other products. In August 2014, we acquired Saatchi Art, an online art gallery that connects a global community of artists to customers all over the world in order to sell original works of art. We had not previously offered these products and services and have limited experience in implementing, marketing, managing and growing these revenue streams.

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

We were founded in 2006 and have had a net loss in every year from inception except the year ended December 31, 2012, when we generated net income, including generating a net loss of $20.2 million for the year ended December 31, 2013. As of June 30, 2014 we had an accumulated deficit of approximately $110.1 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investments in the production of content and the purchase of property and equipment and other intangible assets. Our business strategy contemplates making continued investments and expenditures in our content creation and distribution platform as well as the development and launch of new products and services. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

We may not be able to achieve revenue growth comparable to our historic revenue growth rates.

Our revenue, and particularly our Content & Media revenue, increased rapidly between 2008 and 2012. Our revenue growth for the year ended December 31, 2013 was substantially lower, with our Content & Media revenue flat year over year, and we may not be able to return to the same or similar growth rates in future periods that we experienced in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our future growth fails to meet investor or analyst expectations, it could have a materially negative effect on our stock price. If our growth rate continues to decline, our business, financial condition and results of operations would be adversely affected.

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

We carry a substantial amount of goodwill and intangible assets on our balance sheet from our acquisitions over the past several years and the creation of long-lived media content. Goodwill is not amortized, but is reviewed for impairment at least annually, and more frequently if impairment indicators are present. We generally only evaluate our other intangible assets, including our media content, for impairment if impairment indicators are present. We assess potential impairments to our goodwill and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value of such goodwill or intangible assets may not be recoverable. For example, a significant and sustained decline in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows in future periods from our long-lived media content or the businesses that we have acquired may result in us having to take a non-cash impairment charge against certain of our intangible assets or goodwill. As of August 1, 2014 (the last regular-way trading day for Demand Media prior to the Separation), our market capitalization was less than the net book value of our assets. If this condition continues for an extended period, we will consider this and other factors, including our anticipated cash flows, to determine whether we need to record an impairment charge. Any such impairment charge could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

Our operating results may fluctuate on a quarterly and annual basis due to a number of factors, which may make it difficult to predict our future performance.

Our revenue and operating results could fluctuate significantly from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, many of which are outside of our control. Our revenue and operating results in the near term will also fluctuate as a result of the Separation, including in connection with the significant costs incurred to implement the Separation, the public company costs to be borne by a smaller public company and the impact of cost allocations between the two companies. Therefore, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	lower than anticipated levels of traffic to our owned and operated websites and to our customers’ websites;
•	seasonality of the revenue associated with our commerce initiatives, such as our print-on-demand product offering, including increased sales activity during the holiday season;

•	spikes in sales of our print-on-demand product offering from major social or political events or developments resulting in a short-term demand for products with related content;
•	competitive pricing pressures, including shipping costs associated with our print-on-demand products;
•	disruptions in supply-chain, production and fulfillment associated with our print-on-demand products;
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

Our operating margins may experience downward pressure as a result of increased expenditures for certain aspects of our business, including expenses related to content creation and content renovations. For example, historically, we have focused on the creation of shorter-form text articles or standard videos for our owned and operated websites, including “how to” articles for eHow. However, if we increase the number of longer-form or “feature” articles or premium videos or choose to create other content formats, and in turn reduce our investment in the shorter-form types of content, our operating margins may suffer as these other forms of content may be more expensive to create and the corresponding return on investment, if any, could be reduced. We may also incur additional expenses to improve and rewrite some of the existing content on our owned and operated websites, and such expenses do not directly generate related revenue. Additionally, we may choose to refine our content library through select removals of content, which could lead to reduced revenues and increased expenses to implement such takedowns. We also intend to continue expanding our content solutions offering. Because we generally share advertising revenue with our content solutions customers under revenue-sharing arrangements, our operating margins could decrease if a larger percentage of our revenue comes from these arrangements rather than from advertisements placed on our owned and operated websites or if our content solutions customers receive a higher percentage of the shared advertising revenue.

We have made and may make additional acquisitions that involve significant execution, integration and operational risks and we may not realize the anticipated benefits of any such acquisitions.

On an ongoing basis, we evaluate and may pursue select acquisition and expansion opportunities, such as our acquisition of Society6 in June 2013 and our acquisition of Saatchi Online, Inc. in August 2014. We may continue to make acquisitions of complementary websites, businesses, solutions, technologies or talent in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly. Potential acquisitions require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business and results of operations. In addition, the expected benefits of acquisitions may not materialize as planned, including achieving certain financial and revenue objectives. Certain acquired businesses or the transactions entered into as part of business combinations may also carry contingent liabilities that could materially impact our future results of operations and financial condition.Furthermore, we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

Even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the acquired websites, business, assets, technologies, solutions, personnel or operations, particularly if key personnel of an acquired company decide not to work for us, and we therefore may not achieve the anticipated benefits of such acquisition. Acquisitions also could harm our reputation or brands generally, as well as our relationships with existing customers. In addition, financing an acquisition may require us to (i) use substantial portions of our available cash on hand, (ii) incur additional indebtedness, which would increase our costs and impose operational limitations, and/or (iii) issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. For example, the purchase price for Saatchi Online consisted of approximately $5.7 million in cash (adjusted for Saatchi Online’s working capital and transaction expenses as of the closing) and 1,049,964 shares of our common stock. We may also unknowingly inherit liabilities from previous or future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Additionally, certain stockholders of an acquired company may dissent from or object to an acquisition or otherwise seek to assert claims related to the transaction..

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled managerial, sales, technical, engineering and finance personnel. Since August 2012, several of our executive officers have resigned, including our Chairman and Chief Executive Officer in October 2013. Effective August 12, 2014, we appointed Sean Moriarty as our new Chief Executive Officer, and Shawn Colo, our interim Chief Executive Officer and President will transition to the full-time role as President of the Company. It is important that we retain key personnel following these changes. In addition, qualified individuals, including engineers, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, our business and results of operation could be adversely affected. Volatility or under-performance in our stock price may also affect our ability to attract employees and retain our key employees. Our executive officers and employees may be more inclined to leave us if the perceived value of equity awards, including restricted stock units, decline. In addition, we do not maintain “key person” life insurance policies for any of our executive officers.

We may have difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of consumers, advertisers, customers and freelance creative professionals, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. We have also begun to migrate certain of our media properties and their network infrastructure to virtual servers. This expansion or other changes could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential consumers, advertisers, customers and freelance creative professionals. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our business, revenue and financial condition.

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

Some of our systems, products and services involve the storage and transmission of information regarding our users, customers, and our advertising and publishing partners, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to this information. For example, in 2014 we determined an unauthorized individual may have gained access to certain customer user name, email and passwords of our eHowNow customers. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our systems and the stored data therein. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our systems, products and services that could potentially have an adverse effect on our business, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or publishers.

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

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we have suffered a number of server outages at our data center facilities, which resulted from certain failures that triggered data center wide outages and disrupted critical technology and infrastructure service capabilities. These events impacted service to some of our significant media properties, including eHow, as well as our proprietary online content production studio. As a result of these data center outages, we have developed initiatives to create automatic backup capacity at an alternate facility for our top revenue-generating services to address similar scenarios in the future. However, there can be no assurance that our efforts to develop sufficient backup and redundant services will be successful or that we can prevent similar outages in the future. Delays or interruptions in our service may cause our consumers, advertisers, customers and freelance creative professionals to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, could adversely affect our business, financial condition and results of operations.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co-location providers for data servers, storage devices, and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We have experienced an increasing number of computer distributed denial of service attacks which have forced us to shut down certain of our websites. We have implemented certain defenses against these attacks, but we may continue to be subject to such attacks, and future denial of service attacks may cause all or portions of our websites to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

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

Changes in regulations or user concerns regarding privacy and protection of user data could diminish the value of our services and cause us to lose customers and revenue.

When a user visits our websites or certain pages of our customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with content or advertisements previously delivered by us. The information that we collect about our users helps us deliver appropriate content and targeted advertising to these users. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Recent developments related to “instant personalization” and similar technologies potentially allow us and other publishers access to even broader and more detailed information about users. These developments have led to greater scrutiny of industry data collection practices by regulators and privacy advocates. New laws may be enacted, new industry self-regulation may be promulgated, or existing laws may be amended or re-interpreted, in a manner that limits our ability to analyze user data. If our access to user data is limited through legislation or any industry development, we may be unable to provide effective technologies and services to customers and we may lose customers and revenue.

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

We receive, process and store large amounts of personal data of users on our owned and operated websites and from our freelance creative professionals. We post privacy policies on all of our owned and operated websites that set forth our policies and practices related to the collection, use, sharing, disclosure and protection of personal data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. Any failure, or perceived failure, by us or various third-party vendors and service providers to comply with applicable privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenue.

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC and the U.S. Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

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

Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them typically originate in California, Texas, Nevada, Washington, Argentina and the Netherlands, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Third parties may sue us for intellectual property infringement or misappropriation or make similar claims which, if successful, could require us to pay significant damages or curtail our offerings.

We cannot be certain that our internally-developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past and may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. If we are found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Also, any successful lawsuit against us could subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

Additionally, our Society6 digital artist marketplace and e-commerce platform allows artists to sell original artwork on various types of consumer products. On occasion, the artwork posted to the Society6 website may infringe certain copyrights or trademarks or misappropriate the right of publicity of well-known figures. As a result, we may be the subject of letters, lawsuits and takedown notices from rights holders, and the Digital Millennium Copyright Act may not provide safe-harbors for all types of infringing content hosted on the Society6 website. Addressing these types of claims could require us to expend time and resources, which could have an adverse impact on our business and results of operations.

We may not succeed in establishing our businesses internationally, which may limit our future growth.

One potential area of growth for our business is in the international markets. We have launched eHow sites in the United Kingdom and Germany, as well as eHow en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking markets), and we have operations in Buenos Aires, Argentina to support these efforts. We are also exploring launches in certain other countries and we have been investing in translation capabilities for our technologies. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally could have a negative effect on our future growth prospects and on our business, financial condition and results of operations.

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

Many of our commerce customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we, or our payment gateway service provider, are compliant in all material respects with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that such compliance will be maintained or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we could be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, if we breach any of the financial or restrictive covenants, it could result in a default and acceleration of any outstanding indebtedness. As of June 30, 2014, we had $73.75 million of term loans outstanding under the credit facility. As of June 30, 2014, no principal balance was outstanding and approximately $113.8 million was available for borrowing under the revolving loan facility, after deducting the face amount of outstanding standby letters of credit of approximately $11.2 million.

Risks Relating to Owning Our Common Stock

The trading price of our common stock is likely to be volatile and an active, liquid and orderly market for our common stock may not be sustained.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since shares of our common stock were sold in our initial public offering in January 2011 at a price of $17.00 per share, our closing stock price ranged from $3.71 to $24.57 through August 1, 2014, the date of the Separation and the 1-for-5 reverse stock split, each of which has impacted, and may further impact, the trading price of our common stock.

Following the Separation, the price at which our common stock trades may fluctuate significantly while the market is evaluating the two companies with different growth profiles and operating margins separately. Further, shares of our common stock will represent an investment in a smaller public company and this change may not meet some stockholders’ investment strategies or requirements, which could cause investors to sell their shares of our common stock. Excessive selling could cause the market price of our common stock to decrease. Additionally, as a result of the reverse stock split reducing the number of shares of our common stock that are outstanding, we may have a lower average daily trading volume, which could lead to greater volatility in the trading price of our common stock.

In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that may cause the trading price of our common stock to be volatile include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of August 5, 2014, we had 18,412,984 shares of common stock outstanding (excluding shares held in treasury), which reflects the 1-for-5 reverse stock split that was effected on August 1, 2014. In addition, on August 8, 2014, we acquired Saatchi Online for consideration which included 1,049,964 shares of our common stock in addition to cash. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. However, we are required to register the public resale of these shares by filing a registration statement on Form S-3 with the SEC no later than 15 business days after the closing date of the acquisition.

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

In addition, as of August 5, 2014 we have approximately eight million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately five million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the United States in the open market.

We also have previously and may from time to time in the future issue shares of our common stock as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. We currently have an effective shelf registration statement on file with the SEC which we may use to issue debt or equity securities with an aggregate offering price not to exceed $100 million and under which certain selling stockholders may offer and sell up to 2.8 million shares of our common stock.

Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $19.2 million remains available as of June 30, 2014. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice, and we have not repurchased any shares of our common stock since April 2013. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

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

We did not repurchase any of our common stock during the three months ended June 30, 2014.

Item  3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item  5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

Exhibit No	Description of Exhibit

2.1

Asset Purchase Agreement, dated as of July 9, 2014, by and among Demand Media, Inc., a Delaware corporation; CB Acquisition, LLC, a Delaware limited liability company; and Otter Media Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014).

2.2

Separation and Distribution Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

3.2

Agreement and Plan of Merger, dated as of August 8, 2014, by and among Demand Media, Inc., Gallery Merger Sub, Inc., a Delaware corporation, Saatchi Online, Inc. and Shareholder Representative Services LLC, as the stockholder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2014).

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Demand Media, Inc, effective August 1, 2014, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

10.1

Transition Services Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

10.2

Employee Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

10.3

Tax Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

10.4

Intellectual Property Assignment and License Agreement between Demand Media, Inc. and Rightside Operating Co., dated as of July 30, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

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

32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No	Description of Exhibit
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMAND MEDIA, INC.

By:	/s/ Shawn Colo
Name:	Shawn Colo
Title:	Interim President and Chief Executive Officer

By:	/s/ Mel Tang
Name:	Mel Tang
Title:	Chief Financial Officer

Date: August 11, 2014

Exhibit Index

Exhibit No	Description of Exhibit

2.1

Asset Purchase Agreement, dated as of July 9, 2014, by and among Demand Media, Inc., a Delaware corporation; CB Acquisition, LLC, a Delaware limited liability company; and Otter Media Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014).

2.2

Separation and Distribution Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

2.3

Agreement and Plan of Merger, dated as of August 8, 2014, by and among Demand Media, Inc., Gallery Merger Sub, Inc., a Delaware corporation, Saatchi Online, Inc. and Shareholder Representative Services LLC, as the stockholder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2014).

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Demand Media, Inc, effective August 1, 2014, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

10.1

Transition Services Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

10.2

Employee Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

10.3

Tax Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

10.4

Intellectual Property Assignment and License Agreement between Demand Media, Inc. and Rightside Operating Co., dated as of July 30, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014).

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