Form 10-Q
period 2014-09-30
DEMAND MEDIA INC.
filed 2014-11-10
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

      Yes ☐  No ☒

As of November 6, 2014, there were 19,579,408 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

i

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$113,231	$153,511
Accounts receivable, net	17,663	33,301
Prepaid expenses and other current assets	9,673	7,826
Deferred registration costs	-	66,273
Total current assets	140,567	260,911
Deferred registration costs, less current portion	-	12,514
Property and equipment, net	24,335	42,193
Intangible assets, net	53,353	88,766
Goodwill	10,397	347,382
Other assets	5,953	25,322
Total assets	$234,605	$777,088
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,776	$12,814
Accrued expenses and other current liabilities	24,969	34,679
Deferred tax liabilities	-	22,415
Current portion of long-term debt	3,750	15,000
Deferred revenue	3,768	84,955
Total current liabilities	34,263	169,863
Deferred revenue, less current portion	254	16,929
Other liabilities	2,386	13,041
Long-term debt	70,000	81,250
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 20,370 issued and 19,568 shares outstanding at September 30, 2014 and 18,944 issued and 18,142 shares outstanding at December 31, 2013	2	11
Additional paid-in capital	492,514	611,028
Accumulated other comprehensive income (loss)	(151)	502
Treasury stock at cost, 802 at September 30, 2014 and December 31, 2013, respectively	(30,767)	(30,767)
Accumulated deficit	(333,896)	(84,769)
Total stockholders’ equity	127,702	496,005
Total liabilities and stockholders’ equity	$234,605	$777,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$33,712	$45,102	$108,373	$152,536
Product revenue	7,603	5,643	21,075	5,643
Total revenue	41,315	50,745	129,448	158,179
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	11,256	12,310	33,198	38,728
Product costs	5,506	3,713	15,507	3,713
Sales and marketing	4,699	8,065	15,422	29,156
Product development	7,050	8,645	21,221	25,170
General and administrative	12,464	14,232	36,868	40,217
Goodwill impairment charge	232,270	—	232,270	—
Amortization of intangible assets	7,388	8,736	25,203	24,631
Total operating expenses	280,633	55,701	379,689	161,615
Loss from operations	(239,318)	(4,956)	(250,241)	(3,436)
Interest expense, net	(627)	(656)	(2,331)	(969)
Other income (expense), net	782	102	736	6
Loss from continuing operations before income taxes	(239,163)	(5,510)	(251,836)	(4,399)
Income tax (expense) benefit	16,631	(1,016)	13,917	(1,803)
Net loss from continuing operations	(222,532)	(6,526)	(237,919)	(6,202)
Net income (loss) from discontinued operations	(1,306)	(3,914)	(11,208)	(2,451)
Net loss	$(223,838)	$(10,440)	$(249,127)	$(8,653)

Earnings per share - basic and diluted
Net loss from continuing operations	$(11.62)	$(0.36)	$(12.90)	$(0.35)
Net income (loss) from discontinued operations	(0.07)	(0.22)	(0.60)	(0.14)
Net loss	$(11.69)	$(0.58)	$(13.50)	$(0.49)

Weighted average number of shares - basic and diluted	19,151	17,955	18,450	17,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(223,838)	$(10,440)	$(249,127)	$(8,653)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(41)	(7)	(91)	(63)
Realized gain on marketable securities available-for-sale, net of tax expense of $344	—	—	(562)	—
Other comprehensive income (loss), net of tax:	(41)	(7)	(653)	(63)
Comprehensive income (loss)	$(223,879)	$(10,447)	$(249,780)	$(8,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common stock		Additional paid-in capital	Treasury	Accumulated other comprehensive income	Accumulated	Total stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2013	18,142	$11	$611,028	$(30,767)	$502	$(84,769)	$496,005
Issuance of stock under employee stock awards and other, net	376	—	342	—	—	—	342
Stock-based compensation expense	—	—	14,042	—	—	—	14,042
Issuance of common stock for acquisitions	1,050	—	10,258	—	—	—	10,258
Spin-off of Rightside Group, Ltd.	—	—	(143,165)	—	—	—	(143,165)
Reverse split	—	(9)	9	—	—	—	—
Realized gain on marketable securities	—	—	—	—	(562)	—	(562)
Foreign currency translation adjustment	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	(249,127)	(249,127)
Balance at September 30, 2014	19,568	$2	$492,514	$(30,767)	$(151)	$(333,896)	$127,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(249,127)	$(8,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,356	46,059
Deferred income taxes	(13,625)	2,799
Stock-based compensation	15,364	21,629
Goodwill impairment charge	232,270	—
Gain on disposal of businesses	(795)	—
Gain on other assets, net	(5,745)	(2,566)
Other	(1,638)	(450)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	4,033	9,264
Prepaid expenses and other current assets	(1,650)	(816)
Deferred registration costs	(8,876)	(8,444)
Deposits with registries	(259)	(401)
Other long-term assets	(557)	(532)
Accounts payable	(5,153)	3,214
Accrued expenses and other liabilities	(472)	(3,527)
Deferred revenue	12,296	8,852
Net cash provided by operating activities	19,422	66,428
Cash flows from investing activities
Purchases of property and equipment	(7,597)	(22,760)
Purchases of intangible assets	(5,406)	(13,263)
Payments for gTLD applications	(12,460)	(405)
Proceeds from gTLD withdrawals, net	6,105	2,876
Cash received from disposal of business, net of cash disposed	13,696	—
Cash paid for acquisitions, net of cash acquired	(2,240)	(73,229)
Restricted deposits	(1,700)	—
Other	996	471
Net cash used in investing activities	(8,606)	(106,310)
Cash flows from financing activities
Long-term debt (repayments) borrowings, net	(22,500)	50,000
Proceeds from exercises of stock options and contributions to ESPP	343	4,493
Repurchases of common stock	—	(4,835)
Debt issuance costs	—	(1,936)
Net taxes paid on RSUs and options exercised	(2,236)	(3,741)
Cash paid for acquisition holdback	(1,942)	—
Cash distribution related to spin-off	(24,145)	—
Other	(529)	(440)
Net cash (used in) provided by financing activities	(51,009)	43,541
Effect of foreign currency on cash and cash equivalents	(87)	(63)
Change in cash and cash equivalents	(40,280)	3,596
Cash and cash equivalents, beginning of period	153,511	102,933
Cash and cash equivalents, end of period	$113,231	$106,529

Supplemental disclosure of cash flows
Net non-cash assets assets ditributed as part of spin-off	$119,020	$—
Stock issued for acquisitions	$10,258	$16,281
Note receivable related to disposal of a business	$4,751	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Company Background and Overview

Demand Media, Inc. (“Demand Media”), together with its consolidated subsidiaries (the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified media and technology company that connects individual content creators and artists to sizable consumer audiences across several large and growing lifestyle categories. Our business is comprised of two service offerings, Content & Media and Marketplaces.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies: a pure-play Internet-based media and technology company and a pure-play domain name services company (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates the domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, which is reflected retrospectively throughout the condensed consolidated financial statements. The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for all periods presented. Unless it is disclosed, all financial results represent continuing operations.

Content & Media

Our Content & Media service offering includes a leading online content creation studio that publishes content to our owned and operated online properties as well as to online properties operated by our customers. Through our innovative content creation platform, DemandStudios.com, a large community of qualified freelance professionals utilizes propriety technology and automated workflow processes to identify topics and create high-quality content in text, video, photography and designed visual formats. This content is published to our leading owned and operated online properties across several key categories, including eHow.com, a how-to reference destination, and Livestrong.com, a health and healthy living destination. We also own and operate Cracked.com, a humor website offering original and engaging comedy-driven text articles, videos and blogs created by our in-house editorial staff, comedians and website enthusiasts. Our content creation studio also provides and publishes content for third-party brands, publishers and advertisers as part of our Content Solutions service.

Marketplaces

Through our Marketplaces service offering, we operate leading artist marketplaces where a large community of artists market and sell original artwork and original designs printed on a wide variety of products. Society6.com, which we acquired in June 2013, provides artists with an online commerce platform to feature and sell their original designs on art prints, phone cases, t-shirts and other products. SaatchiArt.com, which we acquired in August 2014, is an online art gallery that provides a global community of artists a curated environment in which to exhibit and sell their work, consisting of a wide selection of paintings, drawings, sculpture and photography.

2. Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2014 and 2013, the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2014 and 2013 and the condensed consolidated statement of stockholders’ equity for the nine month period ended September 30, 2014 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of September 30, 2014 and our results of operations for the three and nine month periods ended September 30, 2014 and 2013 and our cash flows for the nine month periods ended September 30, 2014 and 2013. The results for the nine month period ended September 30, 2014 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2013 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to the U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

In 2014, we began separately reporting product revenue and product costs. As a result of our acquisition of Society6 in June 2013, these amounts are now more significant to us and, accordingly, are shown as separate captions under revenue and operating expenses, respectively, on the condensed consolidated statement of operations. Amounts in 2013 have been reclassified to conform to the 2014 presentation.

Our common stock share information and related per share amounts included in the condensed consolidated financial statements have been adjusted retroactively for all periods presented to reflect the 1-for-5 reverse stock split of our common stock that was effected on August 1, 2014.

The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013. For additional information relating to our previous domain name services business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Investments in Equity

Investments in affiliates over which we have the ability to exert significant influence, but do not control and are not the primary beneficiary of, are accounted for using the equity method of accounting. Any investments in affiliates over which we have no ability to exert significant influence are accounted for using the cost method of accounting. Our proportional shares of affiliate earnings or losses accounted for under the equity method of accounting are included in other income (expense), net in our consolidated statements of operations. Investments in affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows for any period presented.

We account for investments in companies that we do not control or account for under the equity method of accounting either at fair value or using the cost method of accounting, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as marketable securities available-for-sale. Realized gains and losses for marketable securities available-for-sale are included in other income (expense), net in our consolidated statements of operations. Unrealized gains and losses, net of taxes, on marketable securities available-for-sale are included in our consolidated financial statements as a component of other comprehensive income (loss) and accumulated other comprehensive income (loss) (“AOCI”), until realized.

Investments in companies that we do not control or account for under the equity method, and for which we do not have readily determinable fair values, are accounted for under the cost method. Cost method investments are originally recorded at cost. In determining whether other-than-temporary impairment exists for equity securities, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The cost of marketable securities sold is based upon the specific accounting method used. Any realized gains or losses on the sale of equity investments are reflected as a component of interest income or expense. For the year ended December 31, 2013, unrealized gains on marketable securities available-for-sale was $0.9 million. During the first quarter of 2014, we sold all of these marketable securities, resulting in a reclassification from other comprehensive income of $0.9 million of unrealized gains on marketable securities, which is currently recorded in discontinued operations. The sale of our marketable securities resulted in total realized gains of $1.4 million related to the sale of our marketable securities, which are included in other income (expense), net.

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

Our revenue is principally derived from the following services and products:

Service Revenue

Content & Media

Advertising Revenue. We generate revenue from advertisements displayed alongside our content on our online properties and certain of our customers’ online properties. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; and sponsored content or advertising links. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

Where we enter into revenue-sharing arrangements with our customers, such as those relating to our advertiser network, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers in service costs.

Social Media Services. We configure, host, and maintain our platform social media services under private-labeled versions of software for commercial customers. We earn revenue from our social media services through recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. Due to the fact that social media services customers have no contractual right to take possession of our private-labeled software, we account for our social media services revenue as service arrangements. Social media services revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred and no significant obligations remain, the selling price is fixed or determinable, and collectability is reasonably assured.

Social media service arrangements may contain multiple deliverables, including, but not limited to, single arrangements containing set-up fees, monthly support fees and overage billings, consulting services and advertising services. To the extent that consulting services have value on a standalone basis, we allocate revenue to each element in the multiple deliverable arrangements based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price. To date, substantially all consulting services entered into concurrently with the original social media service arrangements have not been treated as separate deliverables because such services do not have value to the customer on a standalone basis. In such cases, the arrangement is treated as a single unit of accounting with the arrangement fee recognized over the term of the arrangement on a straight-line basis. Outside consulting services performed for customers that have value on a standalone basis are recognized as the services are performed. Any set-up fees are recognized as revenue on a straight-line basis over the greater of the contractual or estimated customer life once monthly recurring services have commenced. We determine the estimated customer life based on analysis of historical attrition rates, average contractual term and renewal expectations. We review the estimated customer life at least quarterly and when events or changes in circumstances occur, such as significant customer attrition relative to expected historical or projected future results. Overage billings are recognized when delivered and at contractual rates in excess of standard usage terms.

Content Sales and Licensing Revenue. We also generate revenue from the sale or license of media content, including the creation and distribution of content for third party brands and publishers through our Content Solutions service. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor, we recognize revenue on a net basis.

Marketplaces

Art Commissions Revenue. We generate service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying condensed consolidated balance sheets. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales and other taxes are not included in revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Product Revenue

Marketplaces

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns based on historical experience. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying condensed consolidated balance sheets. Revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. Product revenue is recognized net of sales allowances and return allowances. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT’), sales and other taxes are not included in revenue, as we are a pass-through conduit for collecting and remitting any such taxes.

Service Costs

Service costs consist primarily of payments relating to our revenue-sharing arrangements, such as content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs relating to in-house editorial, customer service, and information technology.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties and personnel costs.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue. Associated costs are recorded in service costs or product costs.

Deferred Revenue

Deferred revenue consists of amounts received from customers before we have met all four criteria for the recognition of revenue. Deferred revenue includes payments received from sales of our products on Society6 prior to delivery of such products; payments made for original art and prints sold via Saatchi Art that are collected prior to the completion of the return period; and amounts received from customers of our social media services in advance of our performance of such services. Deferred revenue for social media services is recognized as revenue on a systematic basis that is proportionate to the services that have been rendered.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is amortized over two to five years, software is amortized over two to three years, and furniture and fixtures are amortized over seven to ten years. Leasehold improvements are amortized straight-line over the shorter of the remaining lease term or the estimated useful lives of the improvements ranging from one to ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from our financial statements with the resulting gain or loss reflected in our results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, we will record a loss on disposal of the property and equipment, which is computed as the difference between the sales price, if any, and the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

Intangible Assets—Media Content

We capitalize the direct costs incurred to acquire our media content that is determined to embody a probable future economic benefit. Costs are recognized as finite-lived intangible assets based on their acquisition cost to us. Direct content costs primarily represent amounts paid to unrelated third parties for completed content units, and to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of specific content units acquired prior to their publication. Internal costs not directly attributable to the enhancement of an individual content unit acquired are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of our properties on which our content is published.

Capitalized media content is amortized on a straight-line basis over its useful life, which is typically five years, representing our estimate of when the underlying economic benefits are expected to be realized and based on our estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of such content. These estimates are based on our plans and projections, comparison of the economic returns generated by our content with content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying condensed consolidated statement of operations and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the accompanying condensed consolidated statements of cash flows.

Google, the largest provider of search engine referrals to the majority of our online properties, regularly deploys changes to their search engine algorithms, some of which have led us to experience fluctuations in the total number of Google search referrals to our owned and operated online properties and our customers’ online properties. To date, the overall impact of these changes on our owned and operated websites was negative primarily due to a decline in traffic to eHow.com, our largest website. In response to changes in search engine algorithms since 2011, we have performed evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in $2.4 million, $2.1 million and $5.9 million of related accelerated amortization expense in 2013, 2012 and 2011, respectively. We expect to remove additional content over the next year, which may result in significant additional accelerated amortization in the periods such actions occur.

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

Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. In light of recent revenue declines we have evaluated certain of our long-lived assets for impairment, however, through September 30, 2014, we have identified no such impairment losses. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a decline in our stock price leading to an extended period when our market capitalization is less than the book value of our net assets or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of September 30, 2014, we determined that we have two reporting units: (1) our Content & Media business, which includes our Society6 business (which has been managed together with the Content & Media business since its acquisition and through the current quarter); and (2) our newly acquired Saatchi Art business. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then a second step is performed to measure the amount of the impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks.

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Due to unexpected revenue declines in the third quarter of 2014 attributable to lower traffic and monetization yield on certain of our Content & Media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, including as of September 30, 2014, we performed an interim assessment of impairment of the goodwill in our Content & Media reporting unit in the third quarter of 2014.  Due to the complexity and effort required to estimate the fair value of the Content & Media reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Content & Media reporting unit in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Content & Media reporting unit and as a result, we estimated that the implied fair value of the goodwill in the Content & Media reporting unit was zero. Accordingly, we recorded our best estimate of $232.3 million for the goodwill impairment charge during the third quarter of 2014, which is included in Goodwill impairment charge in the Consolidated Statements of Operations. The measurement of impairment will be completed in the fourth quarter of 2014 and any adjustment to the preliminary goodwill impairment charge, if any, would be recognized when we finalize the second step of the goodwill impairment test as part of the annual goodwill impairment analysis at that time. In addition, we will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2014, consistent with our existing accounting policy and we may be required to record additional impairment charges in future periods.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards. Our stock-based payment awards are comprised principally of restricted stock units, restricted stock awards and stock options.

For stock-based payment awards issued to employees with service and/or performance based vesting conditions the fair value is estimated using the Black-Scholes-Merton option pricing model. For premium-priced stock options with service and/or performance-based vesting conditions the fair value is estimated using the Hull-White model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat stock-based payment awards, other than performance awards, with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expense is classified in the consolidated statement of operations based on the department to which the related employee provides service.

We account for stock-based payment awards issued to non-employees in accordance with the guidance for equity-based payments to non-employees. We believe that the fair value of stock-based payment awards is more reliably measured than the fair value of the services received. Stock option awards to non-employees are accounted for at fair value using the Black-Scholes-Merton option pricing model. The fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

The Black-Scholes-Merton and Hull-White option pricing models require management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include the expected volatility, expected term of the award and estimated forfeiture rates.

We estimated the expected volatility of our awards from the historical volatility of selected public companies with comparable characteristics to Demand Media, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through December 31, 2008, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. Effective January 1, 2009, we calculated the weighted average expected life of our options based upon our historical experience of option exercises combined with estimates of the post-vesting holding period. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury notes with terms approximately equal to the expected life of the option. The expected dividend rate is zero as we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on applicable historical forfeiture patterns adjusted for any expected changes in future periods.

Under the Demand Media Employee Stock Purchase Plan (“ESPP”), during any offering period, eligible officers and employees can purchase a limited amount of Demand Media’s common stock at a discount to the market price in accordance with the terms of the plan. We use the Black-Scholes-Merton option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period. The most recent offering period ended in November 2013.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. RSUs and other restricted awards are considered outstanding common shares and included in the computation of basic income (loss) per share as of the date that all necessary conditions of vesting are satisfied. RSUs, stock options and stock issued pursuant to the ESPP are excluded from the diluted net income (loss) per share calculation when their impact is antidilutive. We reported a net loss for the three and nine months ended September 30, 2014, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Fair Value of Financial Instruments

We chose not to elect the fair value option for our financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as trade accounts receivable and payables, are reported at their carrying values.

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities. For our term loans and revolving loan facility, the carrying amounts approximate fair value because they bear interest at variable rates that approximate fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. (Refer to Note 15 for additional information).

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

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. The financial results of Rightside are presented as discontinued operations in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (refer to Note 17 for additional information).

Our policy for discontinued operations reflects a revised standard on reporting discontinued operations and disclosures of disposals of components of an entity issued by the Financial Accounting Standards Board in April 2014, which changed the criteria for reporting a discontinued operation. The revised standard applies prospectively to new disposals and new held-for-sale classifications of components of an entity that occur after the date of adoption. We elected to early adopt the standard in the second quarter of 2014. Accordingly, under the guidelines of the revised standard, the operations of our Creativebug and CoveritLive businesses, which we classified as held-for-sale in the second quarter of 2014, were not reported as discontinued operations because we concluded that they were not individually significant components of our operations and therefore did not meet the definition of a discontinued operation under the new guidance. We sold our Creativebug business in July 2014 and received $10.0 million in cash, inclusive of $1.0 million held in escrow for one year from the closing date as a holdback amount to cover indemnity claims, resulting in a gain on sale of $0.2 million. We also sold our CoveritLive business in July 2014 and received $4.5 million of cash and promissory note with a principal amount of $5.6 million, resulting in a gain on sale of $0.6 million. Under our prior accounting policy for discontinued operations, the impact of these disposition transactions would have been to reclassify the following activity in our condensed consolidated statements of operations from continuing operations to discontinued operations:

	September 30, 2014
	Three months ended	Nine months ended
	(in thousands)
Service revenue	$261	$1,842
Service costs	176	1,038
Sales and marketing	60	559
Product development	80	1,432
General and administrative	65	889
Amortization of intangible assets	62	890
Loss before income taxes	(182)	(2,966)
Income tax benefit	238	202
Net income (loss)	$56	$(2,764)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or cumulative effect approach to adopt ASU No. 2014-09. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements or the method of adoption.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Computers and other related equipment	$28,295	$43,010
Purchased and internally developed software	48,553	65,632
Furniture and fixtures	3,000	3,868
Leasehold improvements	7,591	9,075
	87,439	121,585
Less accumulated depreciation	(63,104)	(79,392)
Property and equipment, net	$24,335	$42,193

As a result of shortening our estimated useful lives for certain assets, we recorded accelerated depreciation expense of approximately $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $1.1 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Total depreciation expense for the periods shown is classified as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service costs	$1,559	$2,226	$5,123	$7,381
Sales and marketing	37	65	115	217
Product development	135	150	382	497
General and administrative	1,112	1,089	3,628	2,714
Discontinued operations	559	1,576	4,662	4,526
Total depreciation	$3,402	$5,106	$13,910	$15,335

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Owned website names	$3,409	$(3,320)	$89
Customer relationships	8,607	(8,607)	-
Artist relationships	12,482	(4,013)	8,469
Media content	142,008	(108,216)	33,792
Technology	28,041	(22,265)	5,776
Non-compete agreements	253	(127)	126
Trade names	10,371	(5,297)	5,074
Content publisher relationships	2,092	(2,065)	27
	$207,263	$(153,910)	$53,353

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
Owned website names	$22,370	$(14,684)	$7,686
Customer relationships	32,462	(26,026)	6,436
Artist relationships	9,867	(1,507)	8,360
Media content	143,756	(95,687)	48,069
Technology	37,832	(30,165)	7,667
Non-compete agreements	1,159	(294)	865
Trade names	15,742	(6,444)	9,298
Content publisher relationships	2,092	(1,707)	385
	$265,280	$(176,514)	$88,766

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

The table below includes accelerated amortization charges that were immaterial for the three months ended September 30, 2014 and $0.1 million for the three months ended September 30, 2013, and $1.6 million and $0.5 million, for the nine months ended September 30, 2014 and 2013, respectively, as a result of our removal of certain content units from our library.

Total amortization expense for the periods shown is classified as shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service costs	$5,419	$6,572	$17,489	$19,774
Sales and marketing	841	791	3,828	1,078
Product development	989	1,175	3,184	3,310
General and administrative	138	199	701	470
Discontinued operations	645	1,877	4,244	6,092
Total amortization	$8,032	$10,614	$29,446	$30,724

5. Other Assets

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
gTLD deposits	$-	$21,252
Long-term portion of promissory note	4,402	-
Other	1,551	4,070
Other assets	$5,953	$25,322

During July of 2014 we sold our CoveritLive business and received a promissory note with a principal amount of $5.6 million and an estimated fair value of $4.8 million at September 30, 2014, of which the long-term portion was recorded in other long-term assets.

Other assets at December 31, 2013 includes $0.9 million of restricted cash comprising a collateralized letter of credit relating to applications we made under a program designed to expand the total number of domain name suffixes, or gTLDs, approved by the Internet Corporation for Assigned Names and Numbers (“ICANN”) prior to the Separation. Following the Separation, we no longer have any obligations relating to applications under such program or such letter of credit.

6. Other Balance Sheet Items

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued payroll and related items	$5,125	$9,301
Acquisition holdback	8,888	-
Domain owners' royalties payable	-	1,193
Commission payable	1,030	2,808
Customer deposits	-	7,666
Other	9,926	13,711
Accrued expenses and other liabilities	$24,969	$34,679

7. Goodwill

The following table presents the changes in our goodwill balance since December 31, 2013 (in thousands):

Balance at December 31, 2013	$347,382
Reduction due to Distribution	(103,042)
Goodwill impairment charge	(232,270)
Acquisitions	10,397
Dispositions	(12,070)
Balance at September 30, 2014	$10,397

The reduction in goodwill due to dispositions resulted from the sales of our Creativebug and CoveritLive businesses in July 2014.

In August 2014, we completed the Separation of Rightside and the Distribution, and we no longer record goodwill related to Rightside on our balance sheet (refer to Note 17 for additional information).

In August 2014, we completed the acquisition of Saatchi Art. We recorded $10.4 million of goodwill in connection with such acquisition (refer to Note 18 for additional information).

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. For the reasons described in Note 2 above, we performed an interim assessment of impairment of the goodwill in our Content & Media reporting unit in the third quarter of 2014. In performing the impairment assessment, based on our preliminary analyses, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Content & Media reporting unit and as a result, we estimated that the implied fair value of the goodwill in the Content & Media reporting unit was zero. Accordingly, we recorded our best estimate of $232.3 million for the goodwill impairment charge in the third quarter of 2014 (refer to Note 2 for additional information). The measurement of impairment will be completed in the fourth quarter of 2014 and any adjustment to the preliminary goodwill impairment charge, if any, would be recognized when we finalize the second step of the goodwill impairment test as part of the annual goodwill impairment analysis at that time.

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

The Term Loan Facility provides for term loans of up to $100.0 million (the “Term Loans”) and was fully drawn as of December 31, 2013. The Revolving Loan Facility provides for borrowings up to $125.0 million, with the right (subject to certain conditions and at the discretion of the lenders) to increase the Revolving Loan Facility by up to $25.0 million in the aggregate. The Revolving Loan Facility also includes sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans. The term Loans must be repaid in installments of $3.75 million that commenced on December 31, 2013, and continue quarterly thereafter, and repaid Term Loans cannot be re-borrowed. In June 2014, we made an advance payment of $15 million on the Term Loans covering the next four quarterly repayments. At September 30, 2014, $73.8 million was outstanding under the Term Loan Facility. The weighted average variable interest rate of the Term Loans at September 30, 2014 was 2.35%.

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

The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants requiring compliance with a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio, as well as other restrictions typical for a financing of this type that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance outstanding under the Credit Agreement becoming immediately due and payable and termination of the commitments available under the Revolving Loan Facility. As of September 30, 2014, we were in compliance with all covenants under the Credit Agreement.

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

As of September 30, 2014, no principal balance was outstanding and approximately $123.6 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $1.4 million.

In connection with entering into the Credit Agreement, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the three months and nine months ended September 30, 2014 we amortized $0.1 million and $0.4 million, respectively, of deferred debt issuance costs.

9. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non-cancelable operating and capital leases. Our leases expire between December 2015 and February 2020.

Letters of Credit

We issue letters of credit under our Revolving Loan Facility, and as of September 30, 2014, the total letters of credit outstanding under this facility was $1.4 million.

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

During the nine months ended September 30, 2014, we recorded an income tax benefit for continuing operations of $13.9 million compared to an income tax expense of $1.8 million during the same period in 2013, representing a decrease of $15.7 million. The decrease was primarily due to the impairment of goodwill which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill. During the nine months ended September 30, 2014, we recorded an income tax expense for discontinued operations of $0.5 million compared to $1.3 million during the same period in 2013, representing a decrease of $0.8 million. The decrease was primarily due to less tax goodwill amortization as a result of the Separation on August 1, 2014.

We reduce our deferred tax assets resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Due to the limitation associated with deferred tax liabilities from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As we have insufficient history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, we have established a full valuation allowance against our deferred tax assets.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the nine months ended September 30, 2014 or 2013 other than the acquired uncertain tax position, and we do not expect our uncertain tax position to change materially during the next twelve months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the IRS and various state authorities.  The IRS is currently conducting an examination of the Company’s 2012 tax return.

11. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Code (the “401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the IRS. Effective January 1, 2013, we began matching a portion of the employee contributions under the 401(k) Plan up to a defined maximum. During the nine months ended September 30, 2014, we incurred approximately $1.4 million in employer contributions under the 401(k) Plan, and we expect to incur approximately $0.5 million for the remainder of the current fiscal year.

12. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service costs	$451	$642	$1,147	$1,796
Sales and marketing	178	764	511	3,283
Product development	832	1,237	2,367	3,077
General and administrative	2,921	3,549	8,390	9,829
Discontinued operations	351	1,294	2,949	3,644
Total stock-based compensation included in net loss	$4,733	$7,486	$15,364	$21,629

In connection with the Separation and subsequent 1-for-5 reverse stock split, all of our outstanding equity-based compensation awards were adjusted as follows.

Stock Options. Immediately prior to the Separation, each stock option that had an exercise price greater than 120% of the trading price of our common stock on the New York Stock Exchange on July 31, 2014, was adjusted by reducing the per share exercise price and making a corresponding reduction in the number of shares of common stock subject to the stock option, so that the value of the such stock option was approximately equal before and after such adjustment. Immediately prior to the Separation (but following the adjustment), each stock option that was vested, or was unvested and held by an individual who was employed or engaged by us following the Separation, was split into a Demand Media stock option and a Rightside stock option with a combined value that approximately equaled the value of the Demand Media stock option immediately prior to the Separation. Each unvested Demand Media stock option held by an individual who was employed or engaged by Rightside or its affiliates following the Separation was converted solely into a Rightside stock option with a value approximately equal to the value of the underlying Demand Media stock option immediately prior to the Separation. In addition, our board of directors accelerated all unvested stock options outstanding immediately prior to the Separation.

Restricted Stock Units. Immediately prior to the Separation, each restricted stock unit (“RSU”) award that was held by an individual who was employed or engaged by us or our affiliates following the Separation and was granted prior to March 1, 2014, was split into a Demand Media RSU award and a Rightside RSU award with a combined value that approximately equaled the value of the underlying Demand Media RSU award immediately prior to the Separation. Each RSU award that was held by an individual who was employed or engaged by us or our affiliates following the Separation and was granted on or after March 1, 2014, was adjusted to cover a number of Demand Media shares such that the pre-Separation value of the Demand Media RSU award was approximately preserved. Each RSU award held by an individual who was employed or engaged by Rightside or its affiliates following the Separation was converted into a Rightside RSU award covering a number of Rightside shares such that the pre-distribution value of the pre-Separation value of the Demand Media RSU award was approximately preserved.

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of options outstanding
Outstanding at December 31, 2013	921
Spin related activity	(204)
Options granted	1,372
Options exercised	(34)
Options forfeited or cancelled	(369)
Outstanding at September 30, 2014	1,686

Restricted Stock

Restricted stock unit activity is as follows (in thousands):

Shares
Unvested at December 31, 2013	1,091
Spin related activity	(201)
Granted	993
Vested	(470)
Forfeited	(348)
Unvested at September 30, 2014	1,065

13. Stockholders’ Equity

Reverse Stock Split

On August 1, 2014, we completed the Separation of Rightside from Demand Media, Inc. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date (the “Distribution”). Immediately following the Distribution, we enacted a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, which is reflected retrospectively throughout the condensed consolidated financial statements.

Stock Repurchases

Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of our common stock from time to time. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the repurchase plan at September 30, 2014. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of September 30, 2014, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

Other

Each share of common stock has the right to one vote per share.

14. Business Segments

We operate in one operating segment. Our chief operating decision maker (the “CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our individual businesses, however, all other financial information is reviewed by the CODM on a consolidated basis. All of our principal operations and decision-making functions are located in the United States. Revenue generated outside of the United States was approximately 10% for the three and nine months ended September 30, 2014, and was not material for the three and nine months ended September 30, 2013.

Revenue derived from our Content & Media and Marketplaces service offerings is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Content & Media	$33,566	$45,113	$108,353	$152,277
Marketplaces	7,749	5,632	21,095	5,902
Total revenue	$41,315	$50,745	$129,448	$158,179

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

—

Level 2—valuations for assets and liabilities traded in less active dealer or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third-party pricing services for identical or comparable assets or liabilities.

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

For financial assets that utilize Level 1 and Level 2 inputs, we utilize both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs). For financial assets that utilize Level 3 inputs, we derived the fair value based on company assumptions and information obtained from brokers based on the indicated market values.

We chose not to elect the fair value option for our financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as trade accounts receivable and payables, are reported at their carrying values.

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable,  accrued liabilities and customer deposits, approximate fair value because of their short maturities. The carrying amount for amounts outstanding under our Term Loans or Revolving Loan Facility approximates fair value because the loans bear interest at variable rates which approximate fair value. Our investments in marketable securities are recorded at fair value.

Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. Due to unexpected revenue declines in the third quarter of 2014 attributable to lower traffic and monetization yield on certain of our Content & Media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization, which remained at a level below the book value of our net assets for an extended period of time, including as of September 30, 2014, we performed an interim assessment of impairment of the goodwill in our Content & Media reporting unit in the third quarter of 2014. Due to the complexity and the effort required to estimate the fair value of the Content & Media reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Content & Media reporting unit in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Content & Media reporting unit and as a result, we estimated that the implied fair value of the goodwill in the Content & Media reporting unit was zero. Accordingly, we recorded our best estimate of $232.3 million for the goodwill impairment charge during the third quarter of 2014, which is included in Goodwill impairment charge in the Consolidated Statements of Operations. The measurement of impairment will be completed in the fourth quarter of 2014 and any adjustment to the preliminary goodwill impairment charge, if any, would be recognized when we finalize the second step of the goodwill impairment test as part of the annual goodwill impairment analysis at that time. These estimated fair value measurements were calculated using unobservable inputs, primarily using the income and market approach, specifically the discounted cash flow method and market comparables, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within those analyses was based on our most recent future cash flow expectations, long-term strategic plans and other estimates including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted discount rates.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Balance at September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Promissory note	$—	$—	$4,840	$4,840
	$—	$—	$4,840	$4,840
Liabilities:
Debt	$—	$73,750	$—	$73,750
	$—	$73,750	$—	$73,750

	Balance at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$4,034	$—	$—	$4,034
Marketable securities	902	—	—	902
	$4,936	$—	$—	$4,936
Liabilities:
Debt	$—	$96,250	$—	$96,250
	$—	$96,250	$—	$96,250

(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

16. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss from continuing operations	$(222,532)	$(6,526)	$(237,919)	$(6,202)
Net income (loss) from discontinued operations	(1,306)	(3,914)	(11,208)	(2,451)
Net loss	$(223,838)	$(10,440)	$(249,127)	$(8,653)

Weighted average common shares outstanding	19,151	17,971	18,454	17,612
Weighted average unissued shares	—	—	—	—
Weighted average unvested restricted stock awards	—	(16)	(4)	(29)
Weighted average common shares outstanding—basic and diluted	19,151	17,955	18,450	17,583

Earnings per share—basic and diluted
Net loss from continuing operations	$(11.62)	$(0.36)	$(12.90)	$(0.35)
Net income (loss) from discontinued operations	(0.07)	(0.22)	(0.60)	(0.14)
Net loss	$(11.69)	$(0.58)	$(13.50)	$(0.49)

For the three and nine months ended September 30, 2014 we excluded 0.1 million and 0.3 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive. For the three and nine months ended September 30, 2013 we excluded 0.1 million shares and 0.2 million, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

17. Discontinued Operations

On August 1, 2014, we completed the Separation of Rightside from Demand Media, Inc. As a result of the Separation, the financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013. Following the Separation, the following activity in our statement of operations was reclassified from continuing operations to discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service revenue	$16,336	$45,506	$107,721	$139,758

Loss before income taxes	$(2,905)	$(3,479)	$(10,747)	$(1,190)
Income tax benefit (expense)	1,599	(435)	(461)	(1,261)
Net loss	$(1,306)	$(3,914)	$(11,208)	$(2,451)

18. Business Acquisition

On August 8, 2014, we acquired Saatchi Online, Inc., a Delaware corporation (“Saatchi Online”) , pursuant to an Agreement and Plan of Merger whereby Saatchi Online became a wholly owned subsidiary of Demand Media (the “Merger”). After giving effect to working capital adjustments as of the closing date, the purchase price consisted of approximately $4.8 million in cash and 1,049,959 shares of our common stock, valued at approximately $10.3 million based on Demand Media’s stock price on the closing date of the Merger.  A portion of the cash purchase price equal to $1.7 million was placed into escrow and can be applied by us towards satisfaction of post-closing indemnification obligations of the former stockholders of Saatchi Online and/or post-closing adjustments to the purchase price.  Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to the former stockholders of Saatchi Online on the one-year anniversary of the closing of the Merger.

Purchase Price Allocation

We have accounted for the Merger using the acquisition method of accounting. Under the acquisition method of accounting, the total preliminary purchase price was allocated to Saatchi Online’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 8, 2014, the closing date of the Merger. The excess of purchase consideration over the net tangible and intangible assets is recorded as goodwill. Management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions and are subject to change pending finalization of the valuations.

The acquisition is included in our condensed consolidated financial statements as of the closing date of the Merger. Operating income was not material for the three months ended September 30, 2014.

The following table summarizes the allocation of the purchase price for Saatchi Online, which is preliminary and subject to revision based on the final application of the escrowed amounts for post-closing indemnification obligations and/or post-closing adjustments to the purchase price (in thousands):

Goodwill	$10,397
Technology	2,598
Artist relationships	2,615
License agreement	312
Other assets and liabilities assumed	(870)
Total	$15,052

Developed technology, and the license agreement have useful lives of 5 years, and the artist relationship has a useful life of 10 years. Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and our ability to generate synergies with its services. The Saatchi online goodwill is not deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited supplemental pro forma financial information gives effect to the Saatchi Art Merger, as well as the Creativebug in the first quarter of 2013 and Society6 acquisitions in the second quarter of 2013, as if they had been completed as of January 1, 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$41,594	$51,564	$131,710	$170,768
Net loss	$(225,154)	$(11,169)	$(254,758)	$(12,489)

The unaudited pro forma financial information is based on estimates and assumptions, which the Company believes are reasonable and has been prepared for illustrative purposes only. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have actually occurred if the Merger and acquisition had been completed as of the dates indicated, nor is it indicative of the future operating results of the combined company. The unaudited pro forma financial information does not reflect future nonrecurring charges resulting from the Merger or costs that may be incurred related to the planned integration of Saatchi Online or Society6 into Demand Media, nor does it reflect the potential realization of cost savings from operating synergies. In addition, the pro forma financial information does not reflect actions that may be undertaken by management after the Merger and acquisition.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in Part II. Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

We are a diversified media and technology company that connects individual content creators and artists to sizable consumer audiences across several large and growing lifestyle categories. Our business is comprised of two service offerings: Content & Media and Marketplaces.

Content & Media

Our Content & Media service offering includes a leading online content creation studio that publishes content to our owned and operated online properties as well as to online properties operated by our customers. Through our innovative content creation platform, DemandStudios.com, a large community of qualified freelance professionals utilizes propriety technology and automated workflow processes to identify topics and create high-quality content in text, video, photography and designed visual formats. This content is published to our leading owned and operated online properties across several key categories, including eHow.com, a how-to reference destination, and Livestrong.com, a health and healthy living destination. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven text articles, videos and blogs created by our in-house editorial staff, comedians and website enthusiasts. Our content creation studio also provides and publishes content for third-party brands, publishers and advertisers as part of our Content Solutions service.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our owned and operated online properties. Our advertising revenue is principally dependent on the number of visits and ad unit rates.  Since 2011, the number of visits to our properties, particularly eHow.com, has substantially declined due to lower search engine referrals resulting from ongoing changes to search engine algorithms by Google as well as Yahoo! and Bing.  We believe that there are opportunities to increase the number of visits, both from search engine referrals and direct visits by users, by improving the user experience and engagement on our online properties. Such improvements include redesigning our websites; refining our content library through select removals, rewrites and additions; reducing the number of advertisements per page; and developing a greater variety of content formats, particularly formats better suited for mobile devices. These changes will likely negatively impact revenue and significantly increase our operating expenses in the near term. However, we believe that by providing consumers with an improved user and content experience we will be able to increase the number of visits and revenue in a sustained fashion over the long-term.

Marketplaces

Through our Marketplaces service offering, we operate leading artist marketplaces where a large community of artists market and sell original artwork and original designs printed on a wide variety of products. Society6.com, which we acquired in June 2013, provides artists with an online commerce platform to feature and sell their original designs on art prints, phone cases, t-shirts and other products. SaatchiArt.com, which we acquired in August 2014, is an online art gallery that provides a global community of artists a curated environment in which to exhibit and sell their work, consisting of a wide selection of paintings, drawings, sculpture and photography.

Our Marketplaces service offering generates revenue from the sale of products and services through our online artist marketplaces.  On Society6.com, revenue is generated from the sale of print-on-demand products. SaatchiArt.com primarily generates revenue through commissions on the final sale price of original works of art. Our marketplaces are principally dependent on the number of transactions and average revenue per transaction generated by the sale of products and services through our online marketplaces. We believe there are opportunities to increase the number of transactions as well as average revenue per transaction by attracting new visitors to our online marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, introducing new products, and offering product bundling and other promotions.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies: a pure-play Internet-based media and technology company and a pure-play domain name services company (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates the domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split of our outstanding and treasury shares of common stock. The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013. Unless it is disclosed, all financial results represent continuing operations.

Our financial results for the nine months ended September 30, 2014 include a $232.3 million non-cash, pretax impairment charge on the carrying value of our goodwill that we recorded during the third quarter of 2014 as a result of a combination of factors described below under “—Critical Accounting Policies and Estimates—Goodwill.” This amount represents our current best estimate of the goodwill impairment charge. Any adjustment to the preliminary goodwill impairment charge, if any, would be recognized when we finalize the second step of the goodwill impairment test as part of the annual goodwill impairment analysis during the fourth quarter of 2014. We may be required to incur additional impairment charges on our intangible assets and goodwill in the future, which would negatively impact our results, particularly in the period any such charge is taken.

For the nine months ended September 30, 2014 and 2013, we reported revenue of $129.4 million and $158.2 million, respectively. For the nine months ended September 30, 2014 and 2013, Content & Media revenue accounted for 84% and 96% of our total revenue, respectively, and Marketplaces revenue accounted for 16% and 4% of our total revenue, respectively.

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

Content & Media Metrics

•

visits:  We define visits as the total number of times users access our content across (a) one of our owned and operated online properties and/or (b) one of our customers’ online properties, to the extent that the visited customer web pages are hosted by our content services, in each case, with breaks of access of at least 30 minutes constituting a unique visit.

•	RPV: We define RPV as Content & Media revenue per one thousand page visits.

Marketplaces Metrics

—	number of transactions: We define transactions as the total number of successfully completed transactions during the applicable period.
—	average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period by the number of transactions in that period.

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Content & Media Metrics(1):
Visits (in thousands)	1,051,912	879,271	20%	3,053,303	3,141,091	(3%)
RPV	$31.91	$51.31	(38%)	$35.49	$48.48	(27%)
Marketplaces Metrics(1):
Number of Transactions	143,024	103,861	38%	408,248	135,456	201%
Average Revenue per Transaction	$54.18	$54.23	0%	$51.67	$43.57	19%
(1)

For a discussion of these period-to-period changes in the number of visits, RPV, number of transactions and average revenue per transaction and how they impacted our financial results, see “Results of Operations” below.

Basis of Presentation

Revenue

Our revenue is derived from sales of advertising and from products and services sold through our online marketplaces and other offerings.

Service Revenue

Content & Media

We generate Content & Media service revenue primarily from advertisements displayed alongside our content on our online properties and certain of our customers’ online properties. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; and sponsored content or advertising links. Where we enter into revenue-sharing arrangements with our customers, such as those relating to our advertiser network, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our condensed consolidated statements of operations, and record these revenue-sharing payments to our customers in service costs.

We also generate Content & Media service revenue through our social media services from recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees, as well as from the sale or license of media content, including the creation and distribution of content for third-party brands and publishers through our Content Solutions service. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor we recognize revenue on a net basis.

Marketplaces

We generate service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying condensed consolidated balance sheets. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes

(“VAT”), sales and other taxes are not included in revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Product Revenue

Marketplaces

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns based on historical experience. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying condensed consolidated balance sheets. Revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. Product revenue is recognized net of sales allowances and return allowances. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales and other taxes are not included in revenue, as we are a pass-through conduit for collecting and remitting any such taxes. Substantially all of our product revenue is currently generated through Society6.

Service Costs

Service costs consist of payments relating to our revenue-sharing arrangements, such as content creator revenue-sharing arrangements; Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. In the near term, we expect significant increases in costs associated with our investment in new business initiatives that we believe will support future growth, including refining, auditing and consolidating our content library.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties, and personnel costs. In the near term, we expect our product costs to increase as our product revenue continues to grow.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue. Associated costs are recorded in service costs or product costs.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to drive growth in our product and service offerings. We currently anticipate that our sales and marketing expenses will slightly increase in the near term as a percentage of revenue as we grow our marketing activities to support our Content Solutions and Marketplaces offerings.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, our online properties including our owned and operated websites and related applications, and future product and service offerings. We currently anticipate that our product development expenses will slightly increase in the near term as a percentage of revenue as we continue to invest in product development personnel to support the growth of our business.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources, information technology organizations and facilities related expenditures, as well as third-party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. During the nine months ended September 30, 2014 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. We currently anticipate that general and administrative expenses will remain relatively flat in the near term as a percentage of revenue.

Amortization of Intangible Assets

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and to develop content that our algorithms indicate have a probable economic benefit. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense related to business combinations to fluctuate in the near term because of the increase in identifiable intangible assets acquired in the Saatchi Art acquisition in August 2014 and the Society6 acquisition in June 2013, offset by a decrease in intangible assets as a result of recent dispositions. In response to changes that Google has made to their search engine algorithms since 2011, we have elected to remove certain content units from our content library, resulting in $2.4 million, $2.1 million and $5.9 million of related accelerated amortization expense in 2013, 2012 and 2011, respectively. We expect to remove additional content starting in the fourth quarter of 2014, which will result in significant additional accelerated amortization related to capitalized media content in the periods such actions occur. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Goodwill

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. For the reasons described below under “—Critical Accounting Policies and Estimates—Goodwill,” we performed an interim assessment of impairment of the goodwill in our Content & Media reporting unit in the third quarter of 2014. Due to the complexity and effort required to estimate the fair value of the Content & Media reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Content & Media reporting unit in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Content & Media reporting unit and as a result, we estimated that the implied fair value of the goodwill in the Content & Media reporting unit was zero. Accordingly, we recorded our best estimate of $232.3 million for the goodwill impairment charge during the third quarter of 2014. The measurement of impairment will be completed in the fourth quarter of 2014 and any adjustment to the preliminary goodwill impairment charge, if any, would be recognized when we finalize the second step of the goodwill impairment test as part of the annual goodwill impairment analysis at that time.

Stock-based Compensation

Included in other expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options, restricted stock units and restricted stock granted to employees, directors and non-employees, and expenses relating to our Employee Stock Purchase Plan. We record the fair value of these equity-based awards and expenses at their cost ratably over related vesting periods.

Interest Income (Expense), Net

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our term loans and revolving loan facility. As of September 30, 2014, a $73.8 million principal balance was outstanding under the term loans. Interest expense has been higher in 2014 than in prior years due to higher borrowings outstanding. We expect interest expense to decrease slightly in 2015 as we amortize the principal outstanding on our term loans. Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and changes in the value of certain long term investments. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have legal presence, including the United Kingdom, the Netherlands and Argentina. As we expand our operations outside the United States, we may become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, including content and internal software and website development costs, income taxes, stock-based compensation and the recoverability of long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2013 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates since the date of our 2013 Annual Report on Form 10-K. The following discussion includes any specific activity related to these accounting policies and estimates for the nine months ended September 30, 2014, as well as any additional accounting policies and estimates that had a significant impact on our consolidated financial statements for the nine months ended September 30, 2014.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a decline in our stock price leading to an extended period when our market capitalization is less than the book value of our net assets or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of September 30, 2014, we determined that we have two reporting units: (1) our Content & Media business, which includes our Society6 business (which has been managed together with the Content & Media business since its acquisition and through the current quarter); and (2) our newly acquired Saatchi Art business. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then a second step is performed to measure the amount of the impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks.

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Due to unexpected revenue declines in the third quarter of 2014 attributable to lower traffic and monetization yield on certain of our Content & Media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, including as of September 30, 2014, we performed an interim assessment of impairment of the goodwill in our Content & Media reporting unit in the third quarter of 2014.  Due to the complexity and effort required to estimate the fair value of the Content & Media reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Content & Media reporting unit in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Content & Media reporting unit and as a result, we estimated that the implied fair value of the goodwill in the Content & Media reporting unit was zero. Accordingly, we recorded our best estimate of $232.3 million for the goodwill impairment charge during the third quarter of 2014, which is included in Goodwill impairment charge in the Consolidated Statements of Operations. The measurement of impairment will be completed in the fourth quarter of 2014 and any adjustment to the preliminary goodwill impairment charge, if any, would be recognized when we finalize the second step of the goodwill impairment test as part of the annual goodwill impairment analysis at that time. In addition, we will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2014, consistent with our existing accounting policy and we may be required to record additional impairment charges in future periods.

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

On August 1, 2014, we completed the Separation of Rightside from Demand Media, resulting in two independent, publicly traded companies: a pure-play Internet-based media and technology company and a pure-play domain name services company. Following the Separation, Rightside operates the domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service revenue	$16,336	$45,506	$107,721	$139,758

Loss before income taxes	$(2,905)	$(3,479)	$(10,747)	$(1,190)
Income tax benefit (expense)	1,599	(435)	(461)	(1,261)
Net loss	$(1,306)	$(3,914)	$(11,208)	$(2,451)

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Service revenue	$33,712	$45,102	$108,373	$152,536
Product revenue	7,603	5,643	21,075	5,643
Total revenue	41,315	50,745	129,448	158,179
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	11,256	12,310	33,198	38,728
Product costs	5,506	3,713	15,507	3,713
Sales and marketing	4,699	8,065	15,422	29,156
Product development	7,050	8,645	21,221	25,170
General and administrative	12,464	14,232	36,868	40,217
Goodwill impairment charge	232,270	—	232,270	—
Amortization of intangible assets	7,388	8,736	25,203	24,631
Total operating expenses	280,633	55,701	379,689	161,615
Loss from operations	(239,318)	(4,956)	(250,241)	(3,436)
Interest expense, net	(627)	(656)	(2,331)	(969)
Other income (expense), net	782	102	736	6
Loss from continuing operations before income taxes	(239,163)	(5,510)	(251,836)	(4,399)
Income tax (expense) benefit	16,631	(1,016)	13,917	(1,803)
Net loss from continuing operations	(222,532)	(6,526)	(237,919)	(6,202)
Net loss from discontinued operations	(1,306)	(3,914)	(11,208)	(2,451)
Net loss	$(223,838)	$(10,440)	$(249,127)	$(8,653)

(1) Depreciation expense included in the above line items:
Service costs	$1,559	$2,226	$5,123	$7,381
Sales and marketing	37	65	115	217
Product development	135	150	382	497
General and administrative	1,112	1,089	3,628	2,714
Discontinued operations	559	1,576	4,662	4,526
Total depreciation	$3,402	$5,106	$13,910	$15,335

(2) Stock-based compensation included in the above line items:
Service costs	$451	$642	$1,147	$1,796
Sales and marketing	178	764	511	3,283
Product development	832	1,237	2,367	3,077
General and administrative	2,921	3,549	8,390	9,829
Discontinued operations	351	1,294	2,949	3,644
Total stock-based compensation	$4,733	$7,486	$15,364	$21,629

As a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Service revenue	81.6%	88.9%	83.7%	96.4%
Product revenue	18.4%	11.1%	16.3%	3.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	27.2%	24.3%	25.6%	24.5%
Product costs	13.3%	7.3%	12.0%	2.3%
Sales and marketing	11.4%	15.9%	11.9%	18.4%
Product development	17.1%	17.0%	16.4%	15.9%
General and administrative	30.2%	28.0%	28.5%	25.4%
Goodwill impairment charge	562.1%	0.0%	179.4%	0.0%
Amortization of intangible assets	17.9%	17.3%	19.4%	15.7%
Total operating expenses	679.3%	109.8%	293.3%	102.2%
Loss from operations	(579.3)%	(9.8)%	(193.3)%	(2.2)%
Interest expense, net	(1.5)%	(1.3)%	(1.9)%	(0.6)%
Other income (expense), net	1.9%	0.2%	0.6%	0.0%
Loss from continuing operations before income taxes	(578.9)%	(10.9)%	(194.5)%	(2.8)%
Income tax (expense) benefit	40.3%	(2.0)%	10.8%	(1.1)%
Net loss from continuing operations	(538.6)%	(12.9)%	(183.8)%	(4.0)%
Net loss from discontinued operations	(3.2)%	(7.7)%	(8.7)%	(1.5)%
Net loss	(541.8)%	(20.6)%	(192.5)%	(5.5)%

Revenue

Revenue by service offering was as follows (in thousands):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013

Content & Media	$33,566	$45,113	(26)%	$108,353	$152,277	(29)%
Marketplaces	7,749	5,632	38%	21,095	5,902	257%
Total revenue	$41,315	$50,745	(19)%	$129,448	$158,179	(18)%

Content & Media Revenue

Content & Media revenue decreased by $11.5 million, a 26% decline to $33.6 million for the three months ended September 30, 2014, as compared to $45.1 million for the same period in 2013. Visits increased by 20%, to 1,052 million visits in the three months ended September 30, 2014 from 879 million visits in the three months ended September 30, 2013 primarily due to mobile visit growth across all of our online properties and desktop visit growth from our international properties, Livestrong.com and content solution partner properties, partially offset by declines in desktop visits from eHow.com and Cracked.com. RPV decreased by 38%, to $31.91 in the three months ended September 30, 2014 from $51.31 in the three months ended September 30, 2013, primarily due to lower ad monetization yields, some of which resulted from our strategic reduction in higher yielding direct sold display advertising, as well as a mix shift to lower monetizing visits from mobile and international users.

Content & Media revenue decreased by $43.9 million, a 29% decline to $108.4 million for the nine months ended September 30, 2014, as compared to $152.3 million for the same period in 2013. Visits declined 3%, to 3,053 million visits in the nine months ended September 30, 2014 from 3,141 million visits in the nine months ended September 30, 2013 primarily due to declines in desktop visit growth from eHow.com and Livestrong.com resulting from reductions in search engine referral traffic, partially offset by overall visit growth from our international properties and mobile visit growth on Cracked.com. RPV decreased by 27%, to $35.49 in the nine months ended September 30, 2014 from $48.48 in the nine months ended September 30, 2013, primarily due to lower ad monetization yields, some of which resulted from our strategic reduction in higher yielding direct sold display advertising, as well as a mix shift to lower monetizing visits from mobile and international users.

Marketplaces Revenue

Marketplaces revenue increased by $2.1 million, a 38% increase to $7.7 million for the three months ended September 30, 2014, as compared to $5.6 million for the same period in 2013. The number of transactions increased 38% to 143,024 in the three months ended September 30, 2014 from 103,861 from the prior year period, driven by new product introductions and increased conversion of visits to purchases on Society6. Average revenue per transaction was $54.18 for the three months ended September 30, 2014, relatively flat as compared to $54.23 in the prior year period.

Marketplaces revenue increased by $15.2 million to $21.1 million for the nine months ended September 30, 2014, as compared to $5.9 million for the same period in 2013. The number of transactions increased to 408,248 in the nine months ended September 30, 2014 from 135,456 from the prior year period, driven primarily by the acquisition of Society6 in June 2013, as well as new product introductions and increased conversion of visits to purchases on Society6. Average revenue per transaction was $51.67 for the nine months ended September 30, 2014, an increase of 19% as compared to $43.57 in the prior year period, primarily due to the introduction of higher price point products on Society6. Pro forma for the acquisitions of Society6 and Saatchi Art as if they had been acquired as of January 1, 2013, Marketplaces revenue increased by $5.3 million, a 29% increase to $23.5 million for the nine months ended September 30, 2014, as compared to $18.2 million for the same period in 2013.

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Service costs (exclusive of amortization of intangible assets)	$11,256	$12,310	(9)%	$33,198	$38,728	(14)%
Product costs	5,506	3,713	48%	15,507	3,713	N/A
Sales and marketing	4,699	8,065	(42)%	15,422	29,156	(47)%
Product development	7,050	8,645	(18)%	21,221	25,170	(16)%
General and administrative	12,464	14,232	(12)%	36,868	40,217	(8)%
Goodwill impairment charge	232,270	-	N/A	232,270	-	N/A
Amortization of intangible assets	7,388	8,736	(15)%	25,203	24,631	2%

Service Costs

Service costs for the three months ended September 30, 2014 decreased by approximately $1.1 million, or 9%, to $11.3 million compared to $12.3 million in the same period in 2013. The decrease was primarily due to a $0.7 million decrease in ad serving costs, a $0.7 million decrease in depreciation expense, a decrease of $0.4 million in new content expense, and a $0.1 million decrease in revenue payouts associated with the sunset of the IndieClick network, partially offset by a $0.9 million increase in content renovation costs.

Service costs for the nine months ended September 30, 2014 decreased by approximately $5.5 million, or 14%, to $33.2 million compared to $38.7 million in the same period in 2013. The decrease was primarily due to a $2.3 million decrease in depreciation expense, a $1.7 million decrease in revenue payouts associated with the sunset of the IndieClick network, a $1.4 million decrease in ad serving and other revenue-related costs, a $1.2 million decrease in new content expense, and a $0.8 million decrease in personnel costs, partially offset by a $1.7 million increase in content renovation costs and an increase of $0.3 million related to information technology and other costs.

Product Costs

Product costs for the three months ended September 30, 2014 were $5.5 million, as compared to product costs for the three months ended September 30, 2013 of $3.7 million, primarily due to increased costs related to the higher volume of products sold on Society6. Product costs for the nine months ended September 30, 2014 were $15.5 million, as compared to product costs for the nine months ended September 30, 2013 of $3.7 million. This increase primarily reflected the acquisition of Society6 in June 2013.

Sales and Marketing

Sales and marketing expenses decreased 42%, or $3.4 million, to $4.7 million for the three months ended September 30, 2014 from $8.1 million for the same period in 2013. The decrease in expense was driven by a $2.8 million decrease in personnel and related costs, primarily due to our strategic shift away from direct advertising sales, as well as a $0.5 million decrease related to a reduction in marketing and branding activities.

Sales and marketing expenses decreased 47%, or $13.7 million, to $15.4 million for the nine months ended September 30, 2014 from $29.2 million for the same period in 2013. The decrease in expense was driven by a $10.1 million decrease in personnel and related costs, primarily due to our strategic shift away from direct advertising sales, as well as a $3.7 million decrease related to a reduction in marketing and branding activities.

Product Development

Product development expenses decreased 18%, or $1.6 million, to $7.1 million during the three months ended September 30, 2014 compared to $8.6 million in the same period in 2013, primarily as a result of a decrease of $1.6 million in personnel and related costs, net of internal costs capitalized as internal software development.

Product development expenses decreased 16%, or $3.9 million, to $21.2 million during the nine months ended September 30, 2014 compared to $25.2 million in the same period in 2013, primarily as a result of a decrease of $3.7 million in personnel and related costs, net of internal costs capitalized as internal software development, as well as a $0.1 million decrease in depreciation expense.

General and Administrative

General and administrative expenses decreased by $1.8 million, or 12%, to $12.5 million during the three months ended September 30, 2014 compared to $14.2 million in the same period in 2013. The decrease was primarily due to a decrease of $0.9 million in legal fees, a decrease of $0.7 million in personnel and related costs, and a decrease of $0.6 million on facilities and related costs, partially offset by an increase of $0.5 million in acquisition-related costs.

General and administrative expenses decreased by $3.4 million, or 8%, to $36.9 million during the nine months ended September 30, 2014 compared to $40.2 million in the same period in 2013. The decrease was primarily due to a decrease of $2.1 million in corporate facilities and related costs, a decrease of $1.5 million in personnel and related costs, a decrease of $0.4 million in legal costs, and lower consulting costs of $0.2 million, partially offset by higher depreciation expense of $0.9 million resulting from leasehold improvements to our headquarters made during the prior year.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2014 decreased by $1.3 million, or 15%, to $7.4 million compared to $8.7 million in the same period in 2013. The decrease is primarily due to the removal of content in the fourth quarter of 2013, as well as lower amortization related to intangibles disposed of in connection with our sales of Creativebug and CoveritLive in the third quarter of 2014.

Amortization expense for the nine months ended September 30, 2014 increased by $0.6 million, or 2%, to $25.2 million compared to $24.6 million in the same period in 2013. The increase is primarily due to additional amortization expense from intangible assets acquired from the Society6 acquisition in 2013, partially offset by lower amortization due to our removal of content in the fourth quarter of 2013.

Goodwill Impairment Charge

During the three and nine months ended September 30, 2014, we recorded a pretax impairment charge of $232.3 million on the carrying value of our goodwill based on the results of an interim assessment of impairment of the goodwill in our Content & Media reporting unit. The amount of this charge represents our current best estimate and is subject to finalization. The measurement of impairment will be completed in the fourth quarter of 2014 and any adjustment to the preliminary goodwill impairment charge, if any, would be recognized when we finalize the second step of the goodwill impairment test as part of the annual goodwill impairment analysis at that time. We did not record any impairment charges during the corresponding 2013 periods. See “—Critical Accounting Policies and Estimates—Goodwill” for additional details.

Interest Income (Expense), Net

Interest expense, net for the three months ended September 30, 2014 remained relatively flat compared to the same period in 2013. Interest expense, net for the nine months ended September 30, 2014 increased by $1.4 million compared to the same period in 2013 primarily due to the increased balance outstanding under the new credit facility that was entered into in August 2013.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2014 increased $0.7 million compared to the same period in 2013, due to a $0.7 million gain on sale from dispositions during the 2014 period.

Income Tax Benefit (Expense)

During the three months ended September 30, 2014, we recorded an income tax benefit of $16.6 million compared to an income tax expense of $1.0 million during the same period in 2013, representing a decrease of $17.6 million. The decrease was primarily due to the goodwill impairment charge recorded in the third quarter of 2014, which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill.

During the nine months ended September 30, 2014, we recorded an income tax benefit of $13.9 million compared to an income tax expense of $1.8 million during the same period in 2013, representing a decrease of $15.7 million. The decrease was primarily due to the goodwill impairment charge recorded in the third quarter of 2014, which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income, the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income in that it excludes net income (loss) from discontinued operations, as well as certain expenses such as income tax expense (benefit), interest and other income (expense), net, depreciation and amortization, stock-based compensation, impairment charges, and any acquisition and realignment costs. Acquisition and realignment costs include such items, when applicable, as (a) legal, accounting and other professional fees directly attributable to acquisition or corporate realignment activities, and (b) employee severance and other payments attributable to acquisition or corporate realignment activities. Adjusted EBITDA is frequently used by securities analysts, investors and others as a common financial measure of our operating performance.

Adjusted EBITDA is one of the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, to prepare and approve our annual budget and to develop short and long-term operational plans. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers and other users of our financial statements.

Management believes Adjusted EBITDA reflects our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business’ underlying recurring revenue and operating costs which is focused more closely on the current costs necessary to utilize previously acquired long-lived assets. In addition, we believe that it can be useful to exclude certain non-cash charges because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. For example, due to the long-lived nature of our media content, revenue generated from our content assets in a given period bears little relationship to the amount of our investment in content in that same period. Accordingly, we believe that content acquisition costs represent a discretionary long-term capital investment decision undertaken by management at a point in time. This investment decision is clearly distinguishable from other ongoing business activities, and its discretionary nature and long-term impact differentiate it from specific period transactions, decisions regarding day-to-day operations, and activities that would have immediate performance consequences if materially changed, deferred or terminated.

Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our consolidated revenue and operating results in the same manner as our management and in comparing financial results across accounting periods and to those of our peer companies. However, the use of non-GAAP financial measures has certain limitations because they do not reflect all items of income and expense that affect our operations. We compensate for these limitations by reconciling non-GAAP financial measures to the most comparable GAAP financial measures. Non-GAAP financial measures should be considered in addition to, not as a substitute for, measures prepared in accordance with GAAP. Further, our non-GAAP measures may differ from the non-GAAP information used by other companies, including peer companies, and therefore comparability may be limited. We encourage investors and others to review our financial information in its entirety and not rely on a single financial measure.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA Reconciliation
Net loss	$(223,838)	$(10,440)	$(249,127)	$(8,653)
Less: Net (income) loss from discontinued operations, net of taxes	1,306	3,914	11,208	2,451
Net loss from continuing operations	(222,532)	(6,526)	(237,919)	(6,202)
Add (deduct):
Income tax expense (benefit)	(16,631)	1,016	(13,917)	1,803
Interest and other (income) expense, net	(155)	554	1,595	963
Depreciation and amortization(1)	10,230	12,267	34,450	35,441
Stock-based compensation(2)	4,382	6,192	12,415	17,985
Goodwill impairment charge	232,270	-	232,270	-
Acquisition and realignment costs(3)	570	78	1,891	529
Adjusted EBITDA	$8,134	$13,581	$30,785	$50,519

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(2)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.
(3)

Acquisition and realignment costs include such items, when applicable, as (a) legal, accounting and other professional fees directly attributable to acquisition or corporate realignment activities, and (b) employee severance and other payments attributable to acquisition or corporate realignment activities.

Liquidity and Capital Resources

As of September 30, 2014, our principal sources of liquidity were our cash and cash equivalents in the amount of $113.2 million and our $125.0 million revolving loan facility.

Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our credit facility. Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to continue to be, impacted significantly by our ongoing investments in our platform, company infrastructure and equipment.

Since our inception, we have also used significant cash to make strategic acquisitions to further diversify our businesses, including the acquisitions of Society6 in June 2013 and Saatchi Art in August 2014. On August 8, 2014, we completed the acquisition of Saatchi Art for total consideration, after giving effect to working capital adjustments as of the closing date, of approximately $4.8 million in cash and 1,049,959 shares of our common stock, in addition to certain liabilities that we assumed in the merger. In July 2014, we sold our Creativebug and CoveritLive businesses for an aggregate of $14.5 million in cash and a promissory note with a principal amount of $5.6 million. We may make further acquisitions and dispositions in the future.

On August 1, 2014, we completed the Separation of our business into two independent, publicly traded companies. In connection with the completion of the Separation, we capitalized Rightside Group, Ltd. with approximately $25 million in cash. Following completion of the Separation, we are a smaller, less diversified company focused on our Content & Media and Marketplaces businesses. This narrower business focus may leave us more vulnerable to changing market conditions. The diminished diversification of revenue, costs, and cash flows could also cause our results of operation, cash flows, working capital and financing requirements to be subject to increased volatility.

We announced a $25.0 million stock repurchase plan on August 19, 2011, which was increased on February 8, 2012 to $50.0 million. Under the plan, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or in negotiated transactions. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the stock repurchase plan at September 30, 2014. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

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

The Revolving Loan Facility provides for borrowings up to $125.0 million, with the right (subject to certain conditions and at the discretion of the lenders) to increase the Revolving Loan Facility by up to $25.0 million in the aggregate. The Revolving Loan Facility also includes sublimits of up to (i) $25.0 million to be available for the issuance of letters of credit and (ii) $10.0 million to be available for swingline loans. The Term Loan Facility provides for term loans of up to $100.0 million (the “Term Loans”) and was fully drawn as of December 31, 2013. The Term Loans must be repaid in installments of $3.75 million that commenced on December 31, 2013, and continue quarterly thereafter, and repaid Term Loans cannot be re-borrowed. In June 2014, we made an advance payment of $15 million on the Term Loans covering the next four quarterly repayments. At September 30, 2014, $73.8 million was outstanding under the Term Loan Facility, no principal balance was outstanding under the Revolving Loan Facility and approximately $123.6 million was available for borrowing under the Revolving Loan Facility, after deducting the face amount of outstanding standby letters of credit of approximately $1.4 million.

Under the Credit Agreement, loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR bear interest at a rate between LIBOR plus 2.00% and LIBOR plus 3.00%, depending on our consolidated leverage ratio. Loans based on the base rate bear interest at the base rate plus an applicable margin of 1.00% or 2.00%, depending on our consolidated leverage ratio. We are required to pay a commitment fee between 0.20% and 0.40% per annum, depending on our consolidated leverage ratio, on the undrawn portion available under the Revolving Loan Facility. The weighted average variable interest rate of the outstanding loans at September 30, 2014 was 2.35%.

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

The Credit Agreement contains customary events of default and affirmative and negative covenants, including certain financial maintenance covenants requiring compliance with a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio, as well as other restrictions typical for a financing of this type that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our capital stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance outstanding under the Credit Agreement becoming immediately due and payable and termination of the outstanding commitments available under the Revolving Loan Facility. As of September 30, 2014, we were in compliance with the covenants under the Credit Agreement.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and loans with a syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our business and technologies.

We expect that our existing cash and cash equivalents, Revolving Loan Facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our operations, invest in new business opportunities and make potential acquisitions. We currently have an effective shelf registration statement on file with the SEC which we may use to offer and sell debt or equity securities with an aggregate offering price not to exceed $100.0 million. Certain restrictions under the tax matters agreement entered into in connection with the Separation may limit our ability to issue equity securities for a two-year period following the Separation if such issuances would cause the Separation to fail to qualify as a tax-free reorganization for U.S. tax purposes.

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$19,422	$66,428
Net cash used in investing activities	$(8,606)	$(106,310)
Net cash (used in) provided by financing activities	$(51,009)	$43,541

Cash Flow from Operating Activities

Nine months ended September 30, 2014

Net cash inflows from our operating activities for the nine months ended September 30, 2014 was $19.4 million. Our net loss during the period was $249.1 million, which included a preliminary $232.3 million non-cash, pretax impairment charge in the third quarter of 2014 and non-cash charges of $45.1 million for depreciation, amortization, stock-based compensation and deferred taxes, partially offset by $8.2 million from non-cash gains from other assets, net, disposals and other. The remainder of the change in our net cash flow from operating activities was from changes in our working capital, primarily driven by a $16.7 million decrease in cash resulting from changes in deferred registrations costs, prepaid and other assets, other long-term assets and accounts payable and accrued expenses, as well as a $16.3 million increase in cash from changes in deferred revenue and accounts receivable. The increases in our deferred revenue and deferred registry costs were primarily due to growth in the registrar services offered during the period, while the change in our accounts receivable, accounts payable and accrued expenses was primarily due to the timing of payments and collections.

Nine months ended September 30, 2013

Net cash inflows from our operating activities for the nine months ended September 30, 2013 was $66.4 million. Our net loss during the period was $8.7 million, which included non-cash charges of $70.5 million for depreciation, amortization, stock-based compensation and deferred taxes. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, driven by a $21.3 million increase resulting from changes in accounts payable, deferred revenue and accounts receivable, partially offset by changes in deferred registrations costs, accrued expenses, other long term assets and other current liabilities, totaling $13.1 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in the registrar services offered during the period, while the decrease in our accounts receivable was primarily due to timing of collections.

Cash Flow from Investing Activities

Nine months ended September 30, 2014 and 2013

Net cash used in investing activities was $8.6 million and $106.3 million during the nine months ended September 30, 2014 and 2013, respectively. Cash used in investing activities during the nine months ended September 30, 2014 and 2013 included investments in our intangible assets of $5.4 million and $13.3 million, respectively, and investments in our property and equipment, which included internally developed software, of $7.6 million and $22.8 million, respectively. The decrease in intangible assets was primarily due to decreased content production. The decrease in property and equipment was primarily due to the build-out of our corporate headquarters in 2013, as well as lower capital expenditures relating to our registry infrastructure. We made additional gTLD investments of $12.5 million and $0.4 million and received cash proceeds of $6.1 million and $2.9 million from the withdrawals of our interest in certain gTLD applications during the nine months ended September 30, 2014 and 2013, respectively. Net cash outflows from business acquisitions were $2.2 million and $73.2 million during the nine months ended September 30, 2014 and 2013, respectively.

Net cash inflows from the sales of businesses were $13.7 million during the nine months ended September 30, 2014.

Cash Flow from Financing Activities

Nine months ended September 30, 2014 and 2013

Net cash used in financing activities was $51.0 million and net cash provided by financing activities was $43.5 million during the nine months ended September 30, 2014 and 2013, respectively. Cash used in financing activities during the nine months ended September 30, 2014, was primarily driven by repayments on our credit facility of $22.5 million, holdback payments of $1.9 million for prior year acquisitions and payments of withholding tax on net settlement of certain employee stock-based awards of $2.2 million. In August 2014, we capitalized Rightside with $24.1 million in connection with the Separation.

During the nine months ended September 30, 2013, cash provided by financing activities was primarily due to borrowings of $50.0 million from our credit facility, partially offset by debt issuance costs of $1.9 million. Cash used in other financing activities were from repurchases of common stock of $4.8 million and payments of withholding tax on net settlement of certain employee stock-based awards of $3.7 million, partially offset from the proceeds from the exercise of stock options and contributions to our ESPP of $4.5 million during the nine months ended September 30, 2013.

From time to time, we expect to receive cash from the exercise of employee stock options in our common stock. Proceeds from the exercise of employee stock options will vary from period-to-period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any off balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2014 and 2013, we used $7.6 million and $22.8 million, respectively, in cash to fund capital expenditures to create internally developed software, purchase property and equipment and build out our registry infrastructure during the 2013 period. The decrease is primarily due to lower capital expenditures for property and equipment due to the build-out of our corporate headquarters in the prior year period and lower capital expenditures relating to our registry infrastructure. We currently anticipate making capital expenditures of between $1.0 million and $3.0 million during the remainder of the year ending December 31, 2014.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign currency exchange, inflation, and concentration of credit risk. To reduce and manage these risks, we assess the financial condition of our large advertising network providers, large direct advertisers and their agencies, and large customers when we enter into or amend agreements with them and limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, are readily convertible into cash and mature within three months from the date of purchase.

Foreign Currency Exchange Risk

While relatively small, we have operations and generate revenue from sources outside the United States. We have foreign currency exchange risks related to our revenue being denominated in currencies other than the U.S. dollar, principally in the Euro and British Pound Sterling and a relatively smaller percentage of our expenses being denominated in such currencies. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings or losses. Foreign currency exchange risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not currently have a material impact on our results of operations. However, as our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we intend to continue to assess our approach to managing this risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Concentrations of Credit Risk

As of September 30, 2014, our cash and cash equivalents were maintained primarily with three major U.S. financial institutions and three foreign banks. We also maintained cash balances with two Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	September 30, 2014	December 31, 2013
Google, Inc.	40%	27%

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

Risks Relating to the Separation of Rightside

Our operational and financial profile changed in connection with the Separation and we are now a smaller, less diversified company.

On August 1, 2014, we completed the Separation of Rightside from Demand Media. The Separation was structured as a pro rata tax-free dividend involving the distribution of all of the outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date (the “Distribution”). Following the Separation, we are a smaller, less diversified company focused on our Content & Media and Marketplaces businesses. This narrower business focus may leave us more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operation. The diminished diversification of revenue, costs, and cash flows could also cause our results of operation, cash flows, working capital and financing requirements to be subject to increased volatility. In addition, we may be unable to achieve some or all of the strategic and financial benefits that we expected would result from the Separation of the Company and Rightside, or such benefits may be delayed, which could materially and adversely affect our business, financial condition and results of operations.

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

If there is a determination that the Separation is taxable for U.S. federal income tax purposes, then we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

We received a private letter ruling from the Internal Revenue Service (“IRS”), together with an opinion of Latham & Watkins LLP, tax counsel to us (the “Tax Opinion”), substantially to the effect that, among other things, the Separation qualifies as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). The private letter ruling and Tax Opinion relied on certain facts, assumptions, representations and undertakings from us and Rightside regarding the past and future conduct of the companies’ respective businesses and other matters. The private letter ruling did not address all the requirements for determining whether the Separation would qualify for tax-free treatment, and the Tax Opinion, which addressed all such requirements but relied on the private letter ruling as to matters covered by the ruling, is not binding on the IRS or the courts. Notwithstanding the private letter ruling and the Tax Opinion, the IRS could determine on audit that the Separation should be treated as taxable if it determines that any of these facts, assumptions, representations or undertakings is not correct or have been violated or if it disagrees with the conclusions in the Tax Opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or Rightside after the Separation.

If the Separation ultimately is determined to be taxable, we would be subject to tax as if we had sold the Rightside common stock in a taxable sale for its fair market value, and our stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of Rightside’s common stock that was distributed to them. Under the Tax Matters Agreement, we may be required to indemnify Rightside against all or a portion of the taxes incurred by Rightside in the event the Separation were to fail to qualify for tax-free treatment under the Code. If we are required to pay any tax liabilities in connection with the Separation pursuant to the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

We have agreed to various restrictions to preserve the non-recognition treatment of the Separation, which may reduce our strategic and operating flexibility.

To preserve the tax-free treatment to us of the Separation, under the Tax Matters Agreement that we entered into with Rightside, we may not take any action that would jeopardize the favorable tax treatment of the Separation. The restrictions under the Tax Matters Agreement may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business for the two-year period following the Separation. For example, we might determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions or other strategic transactions for some period of time following the Separation. In addition, our indemnity obligation under the Tax Matters Agreement might discourage, delay or prevent a change of control transaction for some period of time following the Separation.

Risks Relating to our Business

We are dependent upon certain arrangements with Google for a significant portion of our revenue. A termination of, or a loss of revenue generated from, our agreements with Google would have a material adverse effect on our business, financial condition and results of operations.

We have an extensive relationship with Google and a significant portion of our revenue is derived from advertising provided by Google. For the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, after giving effect to the Separation, we derived approximately 52%, 56% and 60%, respectively, of our total revenue from our arrangements with Google. Google provides cost-per-click advertisements and cost-per-impression advertisements to our owned and operated online properties and we receive a portion of the revenue generated by such advertisements. We also utilize Google’s DoubleClick Ad Exchange, an auction marketplace that allows us to sell display advertising space on our owned and operated online properties and our customers’ online properties. Our services agreement with Google, which governs our various advertising relationships with them, currently expires in October 2016. In addition, we use Google’s DoubleClick ad serving technology to deliver advertisements to our and our customers’ online properties. Google has the right to terminate these agreements prior to their expiration upon the occurrence of certain events, including if Google reasonably believes that our use of its services violates the rights of third parties, and other breaches of contractual provisions, a number of which are broadly defined. If our agreements with Google are terminated, or we are unable to enter into new agreements with Google on terms and conditions favorable to us prior to the expiration of the current agreements, we may not be able to enter into agreements with alternative third-party advertisement providers or for alternative ad serving platforms on acceptable terms or on a timely basis or both.

Furthermore, our advertising agreement with Google may not continue to generate the same level of revenue that we have received from such arrangements during past periods for a variety of reasons, including a reduction in the amounts Google is able to charge advertisers and the possibility that our online properties do not generate sufficient traffic to realize our maximum revenue share percentage with Google. Our ability to generate online advertising revenue from Google also depends, in part, on its assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements placed on our owned and operated online properties and on our customers’ online properties, as determined solely by Google. Google may at any time change the factors used in its determination of what constitutes valid queries, impressions, conversions or clicks. In addition, Google may at any time change the nature of, or suspend, the services that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced, or modify its policies with respect to how advertisements may be displayed on a webpage. These types of changes or suspensions would adversely impact our ability to generate revenue from our advertising agreement with Google. Any termination of or change in the services that Google provides to us, or a loss of revenue generated by our advertising agreement with Google, would have a material adverse effect on our business, financial condition and results of operations.

We generate the majority of our revenue from advertising. A reduction in online advertising spend, a loss of advertisers or lower advertising yields could seriously harm our business, financial condition and results of operations.

We rely on third-party advertising providers, such as Google, to provide advertisements to our owned and operated online properties and our customers’ online properties. For the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, after giving effect to the Separation, we generated 74%, 83% and 83%, respectively, of our revenue from advertising, and we expect to continue deriving the majority of our revenue from advertising. One component of our platform that we use to generate advertiser interest is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertising providers and advertisers will stop placing advertisements on our owned and operated online properties or our customers’ online properties if their investments do not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising. If any of our advertisers or advertising providers, and in particular Google, decides not to continue advertising on, or providing advertisements to, our owned and operated online properties or our customers’ online properties, or modifies its advertising policies in a manner that could negatively impact yield, we could experience a rapid decline in our revenue over a relatively short period of time.

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

Changes in our Content & Media business model and increased expenditures for certain aspects of this business, including planned improvements to certain of our online properties, will negatively impact our operating margins in the near-term and may not lead to increased visits and revenue in the long-term.

We intend to incur significant expenses to improve the user experience and engagement on certain of our owned and operated online properties by redesigning our websites; refining and consolidating our existing content library; reducing the number of advertisements per page; and developing a greater variety of content formats, particularly formats better suited for mobile devices. Such expenses do not directly generate related revenue and could lead to reduced revenue, and these changes will negatively impact our operating margins in the near-term. These changes also may not result in increased visits to, or increased revenue generated by, our owned and operated online properties in the long-term. In addition, we are likely to record a significant amount of accelerated amortization expense in connection with removing content from our library during the fourth quarter of 2014 and fiscal 2015. As a result of previous evaluations of our content library that we have performed since 2011, we elected to remove certain articles, videos and slideshows from our library, resulting in related accelerated amortization expense of $2.4 million, $2.1 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In addition, we plan to continue to expand our investment in our Content Solutions offering, which helps publishers and brands broaden their reach online by providing them with topically relevant custom content, spanning across text, video, photography and designed visuals, to publish on their online properties or for use in other distribution outlets. If our existing and prospective Content Solutions customers do not perceive our content to be driving performance for their business, we may not be able to expand our relationship with our current customers or identify and attract new customers, and we may not generate sufficient revenue through this service offering to justify our current investment in this business.

If we are unable to successfully implement our new online marketplace initiatives, or if the revenue generated from these initiatives is less than the costs of such initiatives, our business, financial condition and results of operations could be adversely affected.

We operate leading artist marketplaces where a large community of artists can market and sell their original artwork and their designs on art prints and other products. Society6, which we acquired in June 2013, provides artists with an online commerce platform to feature and sell their original designs on art prints, phone cases, t-shirts and other products. Saatchi Art, which we acquired in August 2014, is an online art gallery that connects a global community of artists to customers all over the world in order to exhibit and sell their original works of art. We have limited experience in implementing, marketing, managing and growing these revenue streams.

The success of our marketplace initiatives is dependent upon a number of factors, including:

•	demand for these products, market acceptance of our products and our ability to attract new customers;
•	increased brand awareness and the reputation of the online marketplaces;
•	our ability to maintain the artist communities on Society6 and Saatchi Art so that the artists continue to contribute and maintain their original artwork and designs on these marketplaces;
•	our ability to cost-effectively develop, introduce and market new products on a timely basis to address changing consumption trends, consumer preferences and new technologies;
•	the success and competitiveness of new entrants into this highly competitive industry;
•	competitive pricing pressures, including potential discounts offered to attract customers and reduced or free shipping;
•	maintaining significant strategic relationships with our suppliers and ensuring the quality of their products and the timeliness of our production cycle;
•	disruptions in the supply-chain, production and fulfillment operations associated with the products sold through our online marketplaces;
•	shipping disruptions or delays with the products sold through our online marketplaces;
•	the return rate for products sold through our online marketplaces;
•	the overall growth rate of e-commerce and online marketplaces;
•	overall changes in consumer spending on discretionary purchases; and
•

legal claims, including copyright and trademark infringement claims, associated with content that is included in the products sold through our online marketplaces, as well as product liability claims, both of which may expose us to greater litigation cost in the future as compared to historical levels.

If we are unable to successfully implement our new online marketplace initiatives, or if the revenue generated from these initiatives is less than the costs of such initiatives, our business, financial condition and results of operations could be adversely affected.

If we are unable to attract and retain visitors to our online properties or customers for our artist marketplaces, our business, financial condition and results of operations would be adversely affected.

In order for our business to grow, we must attract new visitors to our online properties and new customers for our artist marketplaces, and we must retain our existing visitors and customers. Our success in attracting traffic to our owned and operated online properties and to our customers’ online properties and converting these visitors into repeat users depends, in part, upon our continued ability to identify, create and distribute high-quality content and connect consumers with the formats and types of content that meets their specific interests and enables them to interact with supporting communities. We may not be able to identify and create the desired variety and types of content in a cost-effective manner or meet rapidly changing consumer demand in a timely manner, if at all. Additionally, while our freelance professionals are each screened through our qualification process, we cannot guarantee that they will create content of sufficient quality to attract users to our online properties.

Additionally, while we use proprietary technology and algorithms designed to predict consumer demand and return on investment to create and distribute our content cost-effectively, the ultimate returns on our investment in content creation are difficult to predict and may not be sustained in future periods at the same level as in past periods. Furthermore, our proprietary technology and algorithms are dependent on analyzing existing Internet search traffic data, and our analysis may be impaired by changes in Internet traffic or search engines’ methodologies, which we do not control. Another method we employ to attract and acquire new, and retain existing, visitors is search engine optimization (“SEO”), which involves developing content to rank well in search engine results. Our ability to successfully manage SEO efforts across our owned and operated online properties and our customers’ online properties is dependent on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends. Historically, we have been unable to generate a significant amount of traffic to our online properties outside of our SEO efforts. If we do not successfully manage and modify our SEO efforts, we could experience substantial declines in traffic to the online properties that publish our content, which would result in lower conversion rates and less repeat business. Even if we succeed in driving traffic to our and our customers’ online properties, we may not be able to effectively monetize this traffic or otherwise retain visitors, which could result in lower advertising revenue from our owned and operated online properties and decreases in the number of customers publishing our content to their online properties. Any failure to identify, create and distribute high-quality content or to effectively monetize traffic to our online properties would adversely affect our business, financial condition and results of operations.

In order to grow our online marketplaces, we must expand our customer base, which will require us to appeal to customers who have historically used other means of commerce to purchase similar products or who may already use our competitors’ offerings. We may incur significant expenses related to customer acquisition and the net sales from new customers may not ultimately exceed the cost of acquiring these customers. Our ability to attract new customers to our marketplaces also depends, in part, on our ability to establish and maintain relationships with the various channels used by our current and prospective customers, including social media sites, search engines, and other online services, in order to drive traffic to our online properties. If we are unable to develop or maintain these relationships, our ability to attract new customers would suffer. Additionally, we believe that many of the new customers for our marketplaces originate from word-of-mouth and other non-paid referrals from existing customers. If we fail to deliver an enjoyable shopping experience or if our customers do not perceive the products sold through our marketplaces to be of high value and quality, we may experience difficulties retaining our existing customers. This could also negatively impact our ability to attract new customers through referrals and require us to incur significantly higher marketing expenses in order to attract new customers. If the number of transactions generated by our current customer base declines, or we are unable to attract new customers to our marketplaces, we may experience lower customer growth than expected and our business, financial condition and results of operations could be materially and adversely affected.

If Internet search engines continue to modify their methodologies, traffic to our owned and operated online properties and to our customers’ online properties could decline significantly.

We depend on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our owned and operated online properties and our customers’ online properties. For the nine months ended September 30, 2014 and the year ended December 31, 2013, based on our internal data, a majority of the traffic directed to eHow.com and Livestrong.com came directly from these Internet search engines and that more than half of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by Google or other search engines to display results could cause our owned and operated online properties or our customers’ online properties to receive less favorable placements or be removed from the search results. Internet search engines could decide that content on our owned and operated online properties or our customers’ online properties, including content that is created by our freelance professionals, is unacceptable or violates their corporate policies. Internet search engines, including Google, could also view changes made to our owned and operated online properties or our customers’ online properties unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

Google regularly deploys changes to its search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated online properties, including eHow.com and Livestrong.com, and to our customers’ online properties. During 2013, we experienced several negative changes in Google referrals to our owned and operated online properties that, in the aggregate, were larger in magnitude than those that we previously experienced, and we have and may continue to experience negative changes in Google referrals to our owned and operated online properties. These changes have resulted, and may continue to result, in substantial declines in traffic directed to our owned and operated online properties. Other search engines have also made, and may continue to make, similar changes that negatively impact the volume of referral traffic to our owned and operated online properties. Any future or ongoing changes that impact search referral traffic to our owned and operated online properties or our customers’ online properties may result in material fluctuations in our financial performance.

The recent changes to Google’s search engine algorithms and any future changes that may be made by Google or any other search engines that negatively impact the volume of referral traffic could further impact our business. Any reduction in the number of users directed to our owned and operated online properties or our customers’ online properties would likely negatively affect our ability to earn revenue. If traffic to our owned and operated online properties or our customers’ online properties declines, we may be unable to cost-effectively replace lost traffic, which would adversely affect our business, financial condition and results of operations.

We face significant competition, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.

We operate in highly competitive and still developing markets. The industries in which we compete are characterized by rapid technological change, various business models and frequent disruption of incumbents by innovative entrants. There can be no assurance that we will be able to compete successfully against current or future competitors and a failure to increase, or the loss of, market share, would likely seriously harm our business, financial condition and results of operations.

Content & Media

We face intense competition for our content and media service offerings from a wide range of competitors. We compete for advertisers and customers on the basis of a number of factors including return on marketing expenditures, price of our offerings and the ability to deliver large amounts, or precise types, of customer traffic. Our current principal competitors include:

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

•

Specialized and Enthusiast Online Properties. We compete with companies that provide specialized consumer information online, particularly in the do-it-yourself, health and fitness, home and garden, arts and crafts, beauty and fashion, golf, outdoors and humor categories, as well as enthusiast online properties in specific categories, including message boards, blogs and other enthusiast websites maintained by individuals and other Internet companies.

•

Integrated Social Media Applications. We compete with software technology competitors, such as Bazaarvoice and PowerReviews, in the integrated social media space where we offer our social media applications.

•

Distributed Content Creation Platforms. We compete with companies that employ a content creation model with aspects similar to our platform, such as NewsCred and Contently, including for the creation of content for third-parties.

We may be subject to increased competition in the future if any of these competitors devote increased resources to more directly address the online market for the professional creation of content. For example, if Google chose to compete more directly with us, we may face the prospect of the loss of business or other adverse financial consequences given that Google possesses a significantly greater consumer base, financial resources, distribution channels and patent portfolio. In addition, should Google decide to directly compete with us in areas such as content creation, it may decide for competitive reasons to terminate or not renew our commercial agreements and, in such an event, we may experience a rapid decline in our revenue from the loss of our source for advertising on our owned and operated online properties and on our customers’ online properties. In addition, Google’s access to more comprehensive data regarding user search queries through its search algorithms would give it a significant competitive advantage over everyone in the industry, including us. If this data is used competitively by Google, sold to online publishers or given away for free, our business may face increased competition from companies, including Google, with substantially greater resources, brand recognition and established market presence.

In addition to Google, many of our current and other potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, substantially greater financial, technical and other resources and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products to compete with our current offerings and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For example, both AOL and Yahoo! may have access to proprietary search data which could be utilized to assist them in their content creation processes. In addition, many of our current and potential competitors have established marketing relationships with and access to larger customer bases. Due to this intense competition, we may be unable to maintain or improve our competitive position or market share in the content and media business.

Marketplaces

Our artist marketplaces compete with a wide variety of online and brick-and-mortar companies selling original artwork and customized products. Society6 competes with companies, such as RedBubble, that offer specialty products that are produced and shipped based on a print-on-demand model, whereby user or artist generated art designs are printed on t-shirts, art prints, mobile accessories and other products. Saatchi Art competes with traditional offline art galleries and other online properties selling original artwork. We expect competition to continue to intensify as online and offline businesses increasingly are competing with each other and the barriers to entry into online channels can be low. Businesses can launch online sites or mobile platforms and applications at nominal cost by using commercially-available software or partnering with successful e-commerce companies.

Our artist marketplaces compete in two-sided markets, and must attract both buyers and sellers to use our platforms. We believe that the principal competitive factors for our marketplaces include the ability to attract, retain and engage buyers and sellers; the quality and price of the products being offered; the selection of goods and artists we feature on our online properties; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength.

Many of our current competitors have, and potential competitors may have, longer operating histories, larger customer bases, greater technical capabilities, and significantly greater financial, marketing and other resources than we have. Some of our competitors may offer or continue to offer faster and/or free shipping, favorable return policies or other transaction-related services which improve their user experience, but which could be impractical or inefficient for our sellers to match. Some of our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence to build their customer bases and drive sales. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs, use incentive programs to acquire our customers, or respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do. For all of these reasons, we may not be able to compete successfully against the current and potential competitors to our artist marketplaces.

If we do not continue to innovate and provide products and services that are useful to our customers, we may not remain competitive, and our revenue and operating results could suffer.

Our success depends on our ability to innovate and provide products and services useful to or sought out by our customers. We must continue to invest significant resources in product development in order to maintain and enhance our existing products and services and introduce new products and services that deliver a sufficient return on investment and that our customers can easily and effectively use. If we are unable to provide quality products and services, we may lose visitors, advertisers and customers, and our revenue and operating results would suffer. Our operating results would also suffer if our innovations are not responsive to the needs of our customers and our advertisers, are not appropriately timed with market opportunities or are not effectively brought to market.

Historically, the success of our content and media service offering has been closely tied to the success of eHow. If eHow’s performance falters, it could have a material adverse effect on our business, financial condition and results of operations.

For the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, after giving effect to the Separation, we generated approximately 46%, 56% and 57%, respectively, of our revenue from eHow. eHow depends primarily on various Internet search engines to direct traffic to the site and we have historically had difficulty driving increased amounts of traffic to eHow outside of our SEO efforts. For the nine months ended September 30, 2014, we estimate that approximately 40% of eHow’s traffic came from Google searches. The success of eHow could be adversely impacted by a number of factors, including further changes in search engine algorithms or other methodologies similar to those previously implemented by Google that negatively impact the volume of referral traffic, some of which negatively impacted search referral traffic to eHow and caused a reduction in visits to eHow; overall declines in cost-per-click rates seen throughout the industry; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, as we continue to evaluate and improve the user experience on eHow, we may make changes, such as refining the content library, reducing the number of advertising units and changing the format of advertising units, that are designed to improve the consumer experience on eHow, but which could negatively impact revenue. We have also already produced a significant amount of content that is housed on eHow and it has become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A decline in eHow’s performance could result in a material adverse effect to our business, financial condition and results of operations.

Poor perception of our brands or business could harm our reputation and adversely affect our business, financial condition and results of operations.

Our Content & Media business is dependent on attracting a large number of visitors to our owned and operated online properties and our customers’ online properties and providing leads and clicks to our advertisers, which depends in part on our reputation within the industry and with our users. Perception that the quality of our content may not be the same or better than that of other published Internet content, even if baseless, can damage our reputation. Any damage to our reputation could harm our ability to attract and retain advertisers, visitors, customers, freelance professionals and artists, which would materially adversely affect our business, financial condition and results of operations. Furthermore, certain of our owned and operated online properties, such as Livestrong.com and eHow.com, as well as some of the content we produce for our customers’ online properties, are associated with high-profile experts to enhance brand recognition and credibility. Any adverse news reports, negative publicity or other alienation of all or a segment of our consumer base relating to these high-profile experts would reflect poorly on our brands and could have a material adverse effect on our business. For example, Livestrong.com is a licensed trademark from the Livestrong Foundation, which is the charitable foundation created by Lance Armstrong to promote cancer awareness and healthy lifestyles.

We rely primarily on freelance professionals and artists for a majority of our online content. We may not be able to attract or retain sufficient freelance professionals and artists to generate content on a scale or of a quality sufficient to grow or maintain our business.

We rely primarily on freelance professionals for the content that we distribute through our owned and operated online properties and our customers’ online properties, and on artists to sell their original artwork on Saatchi Art or upload their unique art designs to Society6. We may not be able to attract or retain sufficient qualified and experienced freelance professionals and artists to generate content on a scale or of a quality sufficient to grow or maintain our business. For example, our content solutions offering may require the engagement of producers, contributors, talent, editors and filmmakers with a specialized skill set, and there is no assurance that we will be able to engage such specialists in a cost-effective manner or at all. In addition, our online artist marketplaces rely on artists to join our communities and contribute original artwork and designs that they seek to sell or monetize through the sale of art prints and other print-on-demand products.

Furthermore, as our business evolves, we may not offer the volume of traditional content assignments that we previously offered, and some of our freelance professionals may seek assignments elsewhere or otherwise stop producing content for us. In addition, our competitors may attempt to attract members of our freelance professional and artist communities by offering compensation and revenue-sharing arrangements that we are unable to match. In the vast majority of cases we have no written agreements with freelance professionals which obligate them to create content beyond the specific content that they elect to create at any particular time, and no agreements with artists to obligate them to continue to contribute or maintain original designs and artwork on Society6 or Saatchi Art. In the event that we are unable to attract or retain qualified freelance professionals, we could incur substantial costs in procuring suitable replacement content, and if we are unable to attract artists to our online marketplaces, our revenues from sales of artwork and print-on-demand products will decrease, either of which could have a negative impact on our business, financial condition and results of operations.

We may not be successful in developing new content offerings, including our content solutions services, or acquiring, investing in or developing new lines of business, which may limit our future growth and have a negative effect on our business, financial condition and results of operations.

Important potential areas of growth for us are the development of new content offerings, including our content solutions services, and the acquisition, investment or internal development of new lines of business such as our marketplace initiatives. We have limited experience developing our content solutions services and developing, launching or growing online marketplaces, and we may not be successful in implementing these new lines of business. New lines of business may also be subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control, including the lack of market acceptance. If we develop, acquire or invest in new lines of business or new content offerings, we will need to effectively integrate and manage these new businesses and implement appropriate operational, financial and management systems and controls. We may not be able to achieve the expected benefits from these new lines of business or content offerings, and we may not recover the funds and resources we have expended on them. If we are unable to successfully acquire, invest in or develop new lines of business or expand our content offerings, our future growth would be limited which could have a negative effect on our business, financial condition and results of operations.

The loss of third-party data providers, or the inability to use data in the way we currently do, could significantly diminish the value of our algorithms, which could limit the effectiveness of our content creation process and have a material adverse effect on our business, financial condition and results of operation.

We collect data regarding consumer search queries from a variety of sources. When a user accesses one of our owned and operated online properties, we may have access to certain data associated with the source and specific nature of the visit. We also license consumer search query data from third parties. We have created algorithms that utilize this data to help us determine what content consumers are seeking, if that content is valuable to advertisers and whether we can cost-effectively produce this content. Some of these third-party consumer search data agreements are for perpetual licenses of a discrete amount of data and do not provide for updates of the data licensed. We may not be able to enter into agreements with these third parties to license additional data on the same or similar terms, if at all. If we are not able to enter into agreements with these providers, we may not be able to enter into agreements with alternative third-party consumer search data providers on acceptable terms or on a timely basis or both. Any termination of our relationships with these consumer search data providers, or any entry into new agreements on terms and conditions less favorable to us, could limit the effectiveness of our content creation process, which would have a material adverse effect on our business, financial condition and results of operations. In addition, new laws or changes to existing laws in this area may prevent or restrict our use of this data. In such event, the value of our algorithms and our ability to determine what consumers are seeking could be significantly diminished.

Mobile devices, such as smartphones and tablets, are increasingly being used to access the Internet and our online media offerings may not be as effective when accessed through these devices. Additionally, mobile advertising yields are lower on average than those for desktop and laptop computers, which could negatively impact our business, financial condition and results of operation.

Historically, most online media consumption has occurred on a desktop or laptop computer. However, the number of people who access the Internet through mobile devices such as smartphones and tablets has increased substantially in recent years. If we cannot effectively distribute our content, products and services on these devices, we could experience a decline in visits and traffic and a corresponding decline in revenue. It is also more difficult to display advertisements on mobile devices without disrupting the consumer experience. We may make, or be required to make, changes to the layouts and formats of our mobile web optimized sites in order to improve the user experience, which could negatively impact our monetization efforts on mobile devices. In addition, mobile advertising yields on average are currently lower than those for desktop and laptop computers, in part due to the limitations involved in using cookies on mobile devices to track and optimize mobile advertising. The continued increase in mobile consumption of our content, which is now contributing significantly higher visit growth as compared to visit growth from desktop or laptop computers, has resulted in a reduction in our RPVs. As a result of these factors, the increasing use of mobile devices to access our content could negatively impact our business, financial condition and results of operations.

We depend upon the quality of traffic to our owned and operated online properties and our customers’ online properties to provide value to online advertisers, and any failure in our quality control could have a material adverse effect on the value of such online properties to our third-party advertisement distribution providers and online advertisers and thereby adversely affect our revenue.

We depend upon the quality of traffic to our owned and operated online properties and our customers’ online properties to provide value to online advertisers. Low quality traffic can include clicks associated with non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. There is a risk that a certain amount of low-quality traffic, or traffic that is deemed to be invalid by online advertisers, will be delivered to online advertisers on our online properties or our customers’ online properties. As a result, we may be required to credit future amounts owed to us by our advertising partners or repay them for amounts previously received if such future amounts are insufficient. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with third-party advertisement distribution providers and online advertisers, and could adversely affect our revenue.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, or that are accessible via our owned and operated online properties and our customers’ online properties. If we are required to pay damages or expenses in connection with these legal claims, our business, financial condition and results of operations may be harmed.

As a creator and distributor of original content and third-party provided content, we face potential liability in the United States and abroad based on a variety of theories, including copyright or trademark infringement, defamation, negligence, unlawful practice of a licensed profession and other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated online properties and to our customers’ online properties by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated online properties or our customers’ online properties could bring claims against us for losses incurred in reliance upon information provided on such online properties. These claims, regardless of their merit, could divert management time and attention away from our business and result in significant costs to investigate and defend. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. If the content we distribute through our owned and operated online properties or our customers’ online properties violates the intellectual property rights of others or gives rise to other legal claims against us, we could be subject to substantial liability, which could have a negative impact on our business, financial condition and results of operations.

Risks Relating to our Company

We have a history of operating losses and may not be able to operate profitably or sustain positive cash flow in future periods.

We were founded in 2006 and, except for the year ended December 31, 2012, when we generated net income, we have had a net loss in every year from inception, including generating a net loss of $20.2 million for the year ended December 31, 2013. As of September 30, 2014 we had an accumulated deficit of approximately $352.7 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investment and expenditures in our content creation and distribution platform and online marketplaces, as well as the development and launch of new products and services. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

We may not be able to achieve revenue growth comparable to our historic revenue growth rates.

Our revenue increased rapidly between 2008 and 2012. Our revenue growth for the year ended December 31, 2013 was flat year over year, and we may not be able to return to the same or similar growth rates in future periods that we experienced in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our future growth fails to meet investor or analyst expectations, it could have a materially negative effect on our stock price. If our growth rate continues to decline, our business, financial condition and results of operations would be adversely affected.

A substantial portion of our assets is reflected as intangible assets on our balance sheet, which may be subject to impairment. If our intangible assets or goodwill become impaired we may be required to record a significant non-cash charge to earnings which would have a material adverse effect on our results of operations.

We carry a substantial amount of intangible assets on our balance sheet, primarily from the creation of our long-lived media content. We also carry goodwill on our balance sheet from certain acquisitions we have made over the past several years. We assess potential impairments to our intangible assets and goodwill when there is evidence that events or changes in circumstances indicate that the carrying value of such intangible assets or goodwill may not be recoverable. In the third quarter of 2014, we experienced unexpected revenue declines attributable to lower traffic and monetization yield on certain of our Content & Media websites that caused us to lower our future cash flow expectations. Additionally, our market capitalization remained at a level below the book value of our net assets for an extended period of time, including as of September 30, 2014. As a result of these factors, we performed an interim assessment of impairment of the goodwill in our Content & Media reporting unit in the third quarter of 2014, based on fair value estimates that were derived from preliminary assumptions and analyses that are subject to change. In performing the impairment assessment, we determined that the implied fair value of goodwill in the reporting unit was substantially lower than its carrying value and recorded a $232.3 million pretax impairment charge in the third quarter of 2014, which represents our current best estimate. The measurement of impairment will be completed in the fourth quarter of 2014 and any adjustment to the preliminary goodwill impairment charge, if any, would be recognized when we finalize the second step of the goodwill impairment test as part of the annual goodwill impairment analysis at that time. Additional significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows from our long-lived media content or the businesses that we have acquired may result in us having to take additional impairment charges against certain of our intangible assets or goodwill. If we are required to record additional impairment charges in future periods, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

Our operating results may fluctuate on a quarterly and annual basis due to a number of factors, which may make it difficult to predict our future performance.

Our revenue and operating results could fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Our revenue and operating results in the near term will also fluctuate as a result of the Separation, including in connection with the public company costs to be borne by a smaller public company and the impact of cost allocations between the two companies. Therefore, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	lower than anticipated levels of traffic to our owned and operated online properties and to our customers’ online properties;
•	seasonality of the revenue associated with our online marketplaces, including increased sales activity during the holiday season;
•	spikes in sales of our print-on-demand products due to major social or political events resulting in a short-term demand for products with related content;
•	competitive pricing pressures, including shipping costs and potential discounts offered, associated with the products sold through our online marketplaces;
•	disruptions in the supply-chain, production and fulfillment operations associated with the products sold through our online marketplaces;
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

We evaluate acquisition and expansion opportunities on an ongoing basis and may pursue select acquisitions, such as our acquisitions of Society6 in June 2013 and Saatchi Art in August 2014. We may continue to make acquisitions of complementary websites, businesses, solutions, technologies or talent in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly. Potential acquisitions require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business and results of operations. In addition, the expected benefits of acquisitions may not materialize as planned, including achieving certain financial and revenue objectives. Certain acquired businesses or the transactions entered into as part of business combinations may also carry contingent liabilities that could materially impact our future results of operations and financial condition. Furthermore, we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

Even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the acquired websites, business, assets, technologies, solutions, personnel or operations, particularly if key personnel of an acquired company decide not to work for us, and we therefore may not achieve the anticipated benefits of such acquisition. Acquisitions also could harm our reputation or brands generally, as well as our relationships with existing customers. In addition, financing an acquisition may require us to (i) use substantial portions of our available cash on hand, (ii) incur additional indebtedness, which would increase our costs and impose operational limitations, and/or (iii) issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. For example, after giving effect to working capital adjustments as of the closing date, the purchase price for Saatchi Art consisted of approximately $4.8 million in cash and 1,049,959 shares of our common stock, in addition to certain liabilities that we assumed in the merger. We may also unknowingly inherit liabilities from previous or future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Additionally, certain stockholders of an acquired company may dissent from or object to an acquisition or otherwise seek to assert claims related to the transaction. In connection with our recent acquisition of Saatchi Art, certain former common stockholders of Saatchi Art have notified us of their intent to seek appraisal rights and have alleged certain breaches of fiduciary duties by the former directors of Saatchi Art under Delaware law. If such stockholders pursue such appraisal rights or breach of fiduciary duty claims, we would be required to expend significant resources in connection with such matters and we may not be able to recover all such amounts from the escrowed portion of the purchase price set aside to cover post-closing indemnification claims.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled personnel, including engineers and developers. Since August 2012, several of our executive officers have resigned, including our Chairman and Chief Executive Officer in October 2013. Effective August 12, 2014, we appointed Sean Moriarty as our new Chief Executive Officer, and Shawn Colo as our President. It is important that we retain other key personnel following these changes. In addition, qualified individuals that are critical to the success of our current and future business, including engineers and developers, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Volatility or under-performance in our stock price may also affect our ability to attract new employees and retain our existing key employees. Our executive officers and employees may be more inclined to leave us if the perceived value of equity awards, including restricted stock units, decline. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, our business and results of operation could be adversely affected. In addition, we do not maintain “key person” life insurance policies for any of our executive officers.

We may have difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users, advertisers, customers, artists and freelance professionals, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated online properties and roll out new products and services. Any changes could be expensive and complex and could result in inefficiencies or operational failures. If we do not successfully update our technology and network infrastructure as needed, or if we experience inefficiencies and operational failures during such updates, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers, customers, artists and freelance professionals. The costs associated with any adjustments to our technology and network infrastructure could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our business, revenue and financial condition.

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

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we have suffered a number of server outages at our data center facilities, which resulted from certain failures that triggered data center wide outages and disrupted critical technology and infrastructure service capabilities. These events impacted service to some of our significant media properties, including eHow, as well as our proprietary online content production studio. As a result of these data center outages, we have developed initiatives to create automatic backup capacity at an alternate facility for our top revenue-generating services to address similar scenarios in the future. However, there can be no assurance that our efforts to develop sufficient backup and redundant services will be successful or that we can prevent similar outages in the future. Delays or interruptions in our service may cause our users, advertisers, customers, artists and freelance professionals to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

Some of our software and systems contain open source software, which may pose risks to our proprietary software and solutions.

We use open source software in our software and systems and will use open source software in the future. The licenses applicable to open source software typically require that the source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code), claiming infringement of their intellectual property rights, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in the licensing of our technologies or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement or change the use of the implicated open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our sites and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition and results of operation.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, could adversely affect our business, financial condition and results of operations.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co-location providers for data servers, storage devices, and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We have experienced an increasing number of computer distributed denial of service attacks which have forced us to shut down certain of our online properties. We have implemented certain defenses against these attacks, but we may continue to be subject to such attacks, and future denial of service attacks may cause all or portions of our online properties to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

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

When a user visits one of our websites or certain pages of our customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with content or advertisements previously delivered by us. The information that we collect about our users helps us deliver appropriate content and targeted advertising to these users. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Recent developments related to “instant personalization” and similar technologies potentially allow us and other publishers access to even broader and more detailed information about users. These developments have led to greater scrutiny of industry data collection practices by regulators and privacy advocates. New laws may be enacted, new industry self-regulation may be promulgated, or existing laws may be amended or re-interpreted, in a manner that limits our ability to analyze user data. If our access to user data is limited through legislation or any industry development, we may be unable to provide effective technologies and services to customers and we may lose customers and revenue.

Certain U.S. and foreign laws and regulations could subject us to claims or otherwise harm our business.

We are subject to a variety of laws and regulations in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws and regulations may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address:

•	freedom of expression;
•	information security and privacy;
•	pricing, fees and taxes;
•	content and the distribution of content, including liability for user reliance on such content;
•	intellectual property rights, including secondary liability for infringement by others;
•	taxation, including VAT; and
•	online advertising and marketing, including email marketing and unsolicited commercial email.

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

We receive, process and store large amounts of personal data of users on our owned and operated online properties and from our freelance professionals and artists. We post privacy policies on all of our owned and operated websites that set forth our policies and practices related to the collection, use, sharing, disclosure and protection of personal data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. Any failure, or perceived failure, by us or various third-party vendors and service providers to comply with applicable privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenue.

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

VAT, sales and use, and similar tax laws and rates vary greatly by jurisdiction. We do not collect such taxes in every jurisdiction in which we have sales based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect VAT, sales and use, or similar taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest for prior periods, and a requirement to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements may materially and adversely affect our business, financial condition and operating results.

If we fail to comply with applicable laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees or restrictions on our operations, which could increase our costs of operations, reduce our profits or cause us to forgo opportunities that would otherwise support our growth.

Changes in state, federal or international taxation laws and regulations may adversely affect our business.

Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them typically originate in California, Texas, Nevada, Washington, Argentina and the Netherlands, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are also currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income, VAT and other taxes. We cannot predict the effect of current attempts to impose sales, income, VAT or other taxes on commerce over the Internet. New or revised taxes and, in particular, additional sales taxes or VAT, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Third parties may sue us for intellectual property infringement or misappropriation or make similar claims which, if successful, could require us to pay significant damages, incur expenses or curtail our offerings.

We cannot be certain that our internally developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past and may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. If we are found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Also, any successful lawsuit against us could subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

Additionally, our Society6 and Saatchi Art digital artist marketplace and online commerce platform allows artists to sell original designs on various types of consumer products. On occasion, the designs posted to Society6 or Saatchi Art may infringe certain copyrights or trademarks or misappropriate the right of publicity of well-known figures. As a result, we may be the subject of letters, lawsuits and takedown notices from rights holders, and the Digital Millennium Copyright Act may not provide safe-harbors for all types of infringing content hosted on these properties. Addressing these types of claims could require us to expend time and resources, which could have an adverse impact on our business and results of operations.

In addition, we license the names “Saatchi” and “Livestrong.com” pursuant to the terms of intellectual property or licensing agreements with third parties, which may be terminated by such third parties if we do not comply with certain requirements in the agreements.  For example, Charles Saatchi has alleged that we are in breach of our intellectual property agreement with him. Although we believe that Mr. Saatchi’s claim is without merit, if either of these agreements were terminated, we would experience business disruption and would have to incur significant resources to rebrand the relevant business, which could have an adverse impact on our business, financial condition and results of operations.

We may not succeed in establishing our businesses internationally, which may limit our future growth.

One potential area of growth for our business is in the international markets. We have launched eHow sites in the United Kingdom and Germany, as well as eHow en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking markets), and we have operations in Buenos Aires, Argentina to support these efforts. We are also exploring launches of our content and media properties in certain other countries and we have been investing in translation capabilities for our technologies. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. In addition, the artwork sold through Saatchi Art is created by a global community of artists and sold to customers around the world. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. If we are unable to expand and market our products and services internationally, it could have a negative effect on our future growth prospects and on our business, financial condition and results of operations.

A reclassification of our freelance professionals from independent contractors to employees by tax authorities could require us to pay retroactive taxes and penalties and significantly increase our cost of operations.

We contract with freelance professionals as independent contractors to create the substantial majority of the content for our owned and operated online properties and for our customers’ online properties. Because we consider our freelance professionals with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such freelance professionals. Our contracts with our independent contractor freelance professionals obligate these freelance professionals to pay these taxes. The classification of freelance professionals as independent contractors depends on the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the freelance professionals engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. In addition, if it was determined that our content creators were employees, the costs associated with content creation would increase significantly and our financial results would be adversely affected.

We are subject to risks related to credit card payments we accept. If we fail to be in compliance with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to accept credit card payments, which could have a material adverse effect on our business, financial condition or results of operations.

Many of our online marketplace customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we, or our payment gateway service provider, are compliant in all material respects with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that such compliance will be maintained or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we could be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, if we breach any of the financial or restrictive covenants in our credit facility, it would likely constitute a default under such facility and could result in acceleration of any outstanding indebtedness. Any such default and related acceleration would require us to repay amounts outstanding under the facility and prevent us from borrowing additional amounts. We may not be able repay any such amounts due upon acceleration, which would have a material adverse effect on our business. As of September 30, 2014, we had $73.75 million of term loans outstanding under the credit facility. As of September 30, 2014, no principal balance was outstanding and approximately $123.6 million was available for borrowing under the revolving loan facility, after deducting the face amount of outstanding standby letters of credit of approximately $1.4 million.

Risks Relating to Owning Our Common Stock

The trading price of our common stock is likely to be volatile and an active, liquid and orderly market for our common stock may not be sustained.

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock. The trading price of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, from the date of our initial public offering in January 2011 through November 6, 2014, our closing stock price, as adjusted for the Distribution and the 1-for-5 reverse stock split, has ranged from $6.83 to $48.75.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of November 6, 2014, we had 19,579,408 shares of common stock outstanding (excluding shares held in treasury).

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

In addition, as of November 6, 2014 we have approximately nine million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately five million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the United States in the open market.

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

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $19.2 million remains available as of September 30, 2014. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice, and we have not repurchased any shares of our common stock since April 2013. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

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

Unregistered Sales of Equity Securities

On August 8, 2014, we issued 1,049,959 shares of Demand Media common stock to certain stockholders of Saatchi Online, Inc. as partial consideration for our acquisition of Saatchi Online, Inc. These shares were issued in a private placement exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. We filed a registration statement on Form S-3 to register the resale of these shares of our common stock, which was declared effective by the SEC on September 17, 2014.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended September 30, 2014.

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

3.1

Amended and Restated Certificate of Incorporation of Demand Media, Inc., as amended effective August 1, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 29, 2014).

4.1	Form of Demand Media, Inc. Common Stock Certificate.

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

10.5 †	Employment Agreement, dated as of August 8, 2014, by and between Demand Media, Inc. and Sean Moriarty.

10.6 †	Amended and Restated Employment Agreement, dated as of August 8, 2014, by and between Demand Media, Inc. and Shawn Colo.

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No	Description of Exhibit

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMAND MEDIA, INC.

By:	/s/ Sean Moriarty
Name:	Sean Moriarty
Title:	Chief Executive Officer

By:	/s/ Mel Tang
Name:	Mel Tang
Title:	Chief Financial Officer

Date: November 10, 2014

Exhibit Index

Exhibit No	Description of Exhibit

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

3.1

Amended and Restated Certificate of Incorporation of Demand Media, Inc., as amended effective August 1, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 29, 2014).

4.1	Form of Demand Media, Inc. Common Stock Certificate.

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

10.5 †	Employment Agreement, dated as of August 8, 2014, by and between Demand Media, Inc. and Sean Moriarty.

10.6 †	Amended and Restated Employment Agreement, dated as of August 8, 2014, by and between Demand Media, Inc. and Shawn Colo.

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

†    Indicates management contract or compensatory plan, contract or arrangement.