Form 10-K
period 2014-12-31
DEMAND MEDIA INC.
filed 2015-03-16
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $213.5 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of March 5, 2015, there were 19,802,470 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

As used herein, “Demand Media,” the “Company,” “our,” “we,” “us” and similar terms include Demand Media, Inc. and its subsidiaries, unless the context indicates otherwise.

“Demand Media” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

Overview

Demand Media is a diversified Internet company with leading online media properties and marketplace platforms that enable communities of creators to reach passionate audiences in large and growing lifestyle categories. We operate an online studio platform for the professional creation and distribution of high-quality content, as well as two online artist marketplaces. In addition, our Content Solutions and programmatic offerings help advertisers find innovative ways to engage with their customers.

Our business is comprised of two service offerings: Content & Media and Marketplaces.

•

Content & Media: Our Content & Media service offering includes a leading online content creation platform that publishes content to our owned and operated online properties as well as to online properties operated by our customers. Through our innovative content creation platform, DemandStudios.com, a large community of qualified freelance professionals utilizes proprietary technology and automated workflow processes to identify valuable topics and then create high-quality content in text, video, photography and designed visual formats. This content is published to our leading owned and operated online properties across several key categories, including eHow.com, a how-to reference destination, and Livestrong.com, a health and healthy living destination. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven text articles, video series and blogs created by our in-house editorial staff, comedians and website enthusiasts. Our content studio also creates and publishes content for third-party brands, publishers and advertisers as part of our Content Solutions service.

•

Marketplaces: Through our Marketplaces service offering, we operate two leading artist marketplaces where large communities of artists can market and sell original artwork or original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on art prints, phone and tablet cases, t-shirts and other consumer products. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of paintings, drawings, sculpture and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our owned and operated online properties. We also generate revenue from the sale or license of content that we create for our customers. Our Marketplaces service offering generates revenue from the sale of products and services through our online artist marketplaces. Information about our revenue by service offering is set forth in Note 16 of our Notes to Consolidated Financial Statements included in Part III, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split of our outstanding and treasury shares of common stock. The financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for all periods presented in this Annual Report on Form 10-K. Unless it is disclosed, all financial results represent continuing operations.

Demand Media was incorporated in Delaware in March 2006. Our headquarters are located in Santa Monica, California. We completed our initial public offering in January 2011 and our common stock is listed on the New York Stock Exchange under the symbol “DMD.”

Content & Media

We create media content, including text articles, videos, photographs and designed visual formats, and publish such content to our owned and operated online properties and to our customers’ online properties. We also leverage our content creation and distribution platform to provide custom content and other content marketing solutions to brands, publishers and advertisers.

Key elements of our Content & Media service offering include:

Content Creation. We are focused on creating high-quality, informative and engaging online content through our innovative content creation platform, DemandStudios.com. We produce content in a wide variety of formats including text articles and blogs, videos, original photography, slideshows, infographics and animated GIFs. We strive to create valuable long-lived content with positive revenue and traffic growth characteristics. Our content creation process employs a series of proprietary technologies, as well as algorithms and processes to identify topics and titles for which to create content. Our editorial staff then curates the topics that are most appropriate for our distribution channels. These topics are made available to our community of freelance professionals to create relevant content within categories for which they have demonstrated subject matter expertise. After the work product is submitted to us, it undergoes a series of human editorial reviews, including copy editing, fact checking and reference checking, as well as an automated plagiarism check.

Our original content is created by our community of freelance professionals, including writers, filmmakers, producers, photographers and copy editors. In order to ensure that we engage highly qualified content creators, our freelance professionals undergo a thorough qualification process, which may include the submission of writing samples or examples of previously published work, demonstration of relevant subject matter expertise and minimum experience thresholds, before they are allowed to generate content for our content studio. We enable our freelance professionals to reach an audience of millions and believe that we provide competitive compensation for their services and offer them the ability to pursue titles and topics in the categories that most align with their area of expertise.

Owned and Operated Online Properties. We publish a majority of our content on our owned and operated online properties, which, according to comScore, collectively ranked as the 38th largest digital media property and reached more than 61 million unique visitors across desktop and mobile platforms in the United States in January 2015. Users visit our online properties through search engine referrals, direct navigation, social media referrals, web-based mobile applications and online marketing activities. Our properties are designed to be easily discoverable by users due to the combination of relevant content, search engine optimization and the ability of users to recommend and share our content via social media websites and applications such as Facebook, Twitter and Pinterest.

Our portfolio of owned and operated online properties includes:

•

eHow. eHow, our largest property, has an extensive library of text articles and videos that provide people with easily understandable instruction, advice and insight on a broad range of subjects that they may encounter throughout their day. eHow was the 57th largest digital media property in the United States in January 2015 with nearly 40 million unique visitors across desktop and mobile platforms, as measured by comScore.

•

Livestrong.com. Livestrong.com, an online destination for health and healthy living, has an extensive library of health, fitness, lifestyle and nutrition text articles and videos. This content, combined with interactive tools, user-contributed nutritional information and social media community features, helps users create customized goals and monitor their health, fitness and life achievements, while serving as a platform for community members to connect with each other. In January 2015, Livestrong.com/eHow Health ranked as the #3 Health property in the United States across desktop and mobile platforms, with more than 30 million unique visitors, according to comScore. In the fourth quarter of 2014, Livestrong.com saw user registrations nearly double year-over-year.

•

Cracked. Cracked.com is a leading humor website offering original and engaging comedy-driven text articles, videos and blogs created by our in-house editorial staff, comedians and website enthusiasts. Cracked has a passionate community of readers who awarded it the People’s Voice Webby for “Best Humor Site” for 2012 and 2013, and the Cracked video series “After Hours” won the 2014 Webby and People’s Voice Webby for Best Writing in Online Film & Video. In January 2015, CollegeHumor/Cracked Network ranked as the #1 Humor property in the United States across desktop and mobile platforms, with nearly 16 million unique users, and Cracked.com itself had more than 7 million unique visitors in the United States across desktop and mobile platforms, according to comScore.

•

Demand Vertical Network. Our network of niche properties is comprised of websites focused on specific topics or interests, such as golf, hiking, gardening, automotive and games, where people can learn more about their interests and share them with like-minded people.

Monetization. We have developed a multi-faceted, proprietary monetization platform incorporating advertising networks, including Google AdSense. We use a series of sophisticated algorithms and proprietary methods to present visitors with relevant links and advertisements that can be dynamically optimized to improve monetization performance. Our system of monetization tools also includes yield optimization systems that continuously evaluate the performance of advertisements on desktop and mobile-optimized websites in order to maximize revenue, while also utilizing ad management infrastructures that manage multiple ad formats and control ad inventory.

For monetization of our display ad inventory, our programmatic media buying platform, Demand360, automates the buying and selling of ad inventory utilizing third-party technology. Demand360 matches advertisers looking for specific ads in connection with their campaign goals with the inventory available on our owned and operated properties in real time.  We also create operational efficiencies by selling our premium display ad inventory directly to advertisers and decreasing overhead, while streamlining ad planning and buying and managing media campaigns through the use of technology.

We deploy our monetization platform to our owned and operated online properties and online properties operated by our customers. Consistent with other performance-based advertising programs, we enter into revenue-sharing arrangements with customers that utilize our system of monetization tools.

Content Solutions. Our Content Solutions service helps publishers, brands and advertisers develop a comprehensive and integrated online content strategy. We provide our customers with topically relevant custom content, advise on distribution and publishing strategies, and track and measure client objectives to optimize content across formats and devices. The content we provide spans across text articles and blogs, videos, photography and designed visuals such as slideshows, infographics and animated GIFs. The content can either be acquired outright or licensed, usually via revenue share agreements. We have increased our investment in our Content Solutions service over the past two years and intend to continue to expand this service offering in the future.

Marketplaces

Our marketplace offerings include Society6, which we acquired in June 2013, and Saatchi Art, which we acquired in August 2014. During fiscal 2014, we expanded our marketplace offerings in several ways, including our acquisition of Saatchi Art, the introduction of new products on Society6 and increasing the mobile presence of our platforms with the launch of a mobile application for Saatchi Art and by optimizing the mobile experience on Society6. Our online marketplace platforms provide consumers with both web and mobile tools to discover a large selection of original artworks and designs created by a leading global artist community of over 175,000 artists across both sites. Our marketplaces also empower artists to reach a global audience of art lovers and earn a living pursuing their passion, while we handle various logistics such as coordination of print-on-demand production, global shipping and payment processes. We believe that our marketplaces are distinguished by the high quality products and superior customer service we provide to both artists and buyers.

Society6. Society6 provides artists with an online commerce platform where they can feature and sell their original designs on a wide variety of lifestyle products, including art prints, phone and tablet cases, t-shirts and home décor products. Artists post their designs, set the price for art prints, and select other products within the Society6 product portfolio on which the design can be sold. After a product is purchased, we utilize third-party vendors to produce, package and ship the product directly to the buyer. As of December 31, 2014, there were approximately 130,000 active artists on Society6, an increase of more than 50% from a year earlier. There are now more than two million unique designs available across the Society6 product portfolio, a 60% increase year-over-year. During 2014, Society6 customers came from over 100 countries and approximately 30% of Society6’s users accessed its services via mobile devices.

Saatchi Art. Saatchi Art is an online art gallery that provides a global community of artists a curated environment in which to exhibit and sell their artworks, including paintings, drawings, sculptures and photographs, directly to customers around the world. There are currently more than 500,000 original, unique artworks created by over 50,000 artists available on the Saatchi Art platform.  In addition, artists can choose to sell prints of the artworks they post on Saatchi Art and we contract with third-party vendors to produce and ship the prints directly to the purchaser. Saatchi Art customers are located in over 80 countries and approximately 20% of Saatchi Art’s customers have made repeat purchases, evidencing the high quality of the artwork and their purchasing experience.

Technology

Our technologies include software applications built to run on independent clusters of standard and commercially available servers located at co-location facilities located in North America. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Redis, mongoDB, Memcache, and Lucene in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. These systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content distribution network (“CDN”) providers. Virtualization is heavily deployed throughout our technology architecture, which affords scaling numerous properties in an efficient and cost effective manner. Enterprise class storage systems provide redundancy in order to maintain continued and seamless system availability in the event of most component failures.

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

International Operations

We provide our products and services to consumers around the world. Our Content & Media service offering includes eHow en Español, Livestrong.com en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking market), as well as eHow UK and eHow Deutschland (eHow sites that we have launched in the United Kingdom and Germany). Our online artist marketplaces are available to artists and buyers globally. Information regarding financial data by geographic areas is set forth in Note 16 of our Notes to Consolidated Financial Statements included in Part III, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K, and additional information regarding certain risks associated with our international operations is provided under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Customers

Our Content & Media customers currently include advertisers and advertising providers that purchase advertising space on our owned and operated online properties; third parties that publish content created by our content creation studio on their online properties; and third-party brands, publishers and advertisers that we provide and publish content for as part of our Content Solutions service. Additionally, products and artworks are sold directly to individual consumers through our online artist marketplaces.

Competition

We operate in highly competitive and developing industries that are characterized by rapid technological change, various business models and frequent disruption of incumbents by innovative entrants.

Content & Media. The online content and media markets we participate in are rapidly evolving, fragmented and intensely competitive. Competition is expected to intensify in the future as more companies enter the space. We compete for advertisers and customers on the basis of a number of factors including return on marketing expenditures, price of our offerings, and the ability to deliver large amounts, or precise types, of segmented customer traffic. Our principal competitors in this space currently include traditional online Internet marketing and media companies such as AOL and IAC; leading online media companies such as Yahoo!; social media outlets such as Facebook, Twitter and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers; and specialized and enthusiast online properties that focus on particular areas of consumer interest. Many of these competitors are making significant investments, particularly in online video, in order to compete with various aspects of our business. Our primary competitors for our Content Solutions service are other companies that employ a content creation model similar to our platform, such as NewsCred and Contently.

Marketplaces. Our online artist marketplaces compete with a wide variety of online and brick-and-mortar companies selling original artwork and customized design-focused products. Society6 competes with companies, such as RedBubble, Zazzle and Minted, that offer specialty products that are produced and shipped based on a print-on-demand model, whereby user or artist generated art designs are printed on t-shirts, art prints, mobile accessories and other products, as well as small online providers of niche customization services and product offerings. Saatchi Art competes with traditional offline art galleries, art consultants and other online properties selling original artwork, such as Artfinder, Artspace and Ugallery. Our artist marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms. We believe that the principal competitive factors for our marketplaces include the quality, price and uniqueness of the products being offered; the selection of goods and artists we feature on our online properties; the ability to source numerous products efficiently and cost-effectively with respect to our print-on-demand products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength. We expect competition to continue to intensify as online and offline businesses increasingly compete with each other and the barriers to enter online channels are reduced, including as a result of businesses being able to launch online sites or mobile platforms for a nominal cost by using commercially-available software or partnering with successful e-commerce companies.

Many of our current Content & Media and Marketplaces competitors have, and potential competitors may have, significantly greater financial, marketing and other resources than we have; greater technical capabilities; greater brand recognition; longer operating histories; differentiated products and services; and larger customer bases. These resources may help some of our competitors react more quickly as the industry evolves, focus more on product innovation, adopt more aggressive pricing policies and devote substantially more resources to website and system development than we do. Additional information regarding competition is included under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Intellectual Property

Our intellectual property consists of trade secrets, trademarks, service marks, patents and copyrights and is, in the aggregate, important to our business. To protect our proprietary rights, we rely on a combination of trade secret, trademark, patent and copyright laws in the United States and other jurisdictions, together with contractual provisions and technical measures. As of March 5, 2015, we held 41 U.S. trademark registrations (some of which are registered in multiple classes), including “Demand Media,” “eHow,” “Society6” and “Cracked.” We have also registered certain trademarks in various countries outside of the U.S. As of March 5, 2015, we have been granted 12 patents by the United States Patent and Trademark Office and five patents by other jurisdictions, and we have 19 patent applications pending in the United States and other jurisdictions. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology, including our platforms, and we enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality and non-disclosure agreements with other third parties. We generally do not register the copyrights associated with our content with the United States Copyright Office due to the relatively high cost we would incur to register all of our copyrights. In addition to the intellectual property we own, we also have licenses to use the “Saatchi” and “Livestrong.com” names as permitted by the terms of intellectual property or licensing agreements with third parties. Additional information regarding certain risks related to our intellectual property is included under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Regulation

We are subject to numerous laws and regulations in the U.S. and abroad, including laws and regulations relating to freedom of expression; information security and privacy; pricing and fees; taxation, including value-added taxes (“VAT”); online content and the distribution of content; intellectual property rights; liability for third-party activities; and online advertising and marketing, including email marketing and unsolicited commercial email.

In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including the Communications Decency Act, the Digital Millenium Copyright Act, the Lanham Act and the Anticybersquatting Consumer Protection Act. Advertising and promotional information presented to visitors on our owned and operated online properties and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. Because we operate large consumer-facing websites, we are also subject to state, federal and foreign laws and regulations governing privacy of users’ search habits and other information and data protection of consumers’ non-public personal information and preferences.

We must also comply with certain foreign and U.S. laws and regulations that apply to our international operations. For example, our business operations in countries outside the United States are subject to restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as the economic and trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC regulations prohibit U.S.-based entities from entering into or facilitating transactions with, for the benefit of, or involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export law.

Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the Internet in more and different ways than exist today, including with respect to taxes. New laws and regulations, or new interpretations of existing laws and regulations, may significantly impact our business. The costs of compliance with the various laws and regulations applicable to us are high and may increase in the future and any failure to comply with applicable laws and regulations may subject us to additional liabilities and penalties. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Employees

As of December 31, 2014, we had approximately 400 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Seasonality

Our Content & Media service offering is affected by seasonal fluctuations in internet usage and our Marketplaces service offering is affected by traditional retail seasonality as well as seasonal fluctuations in internet usage. Internet usage generally slows during the summer months while our online marketplaces generally experience increased sales activity during the fourth quarter holiday season. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

Available Information

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge in the investor relations section of our corporate website (http://ir.demandmedia.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on the investor relations section of our corporate website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases, on the investor relations section of our corporate website. Investors and others can receive notifications of press releases and SEC filings by signing up for email alerts. Investors and others should note that we also use social media to communicate with the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on the investor relations section of our corporate website. Further corporate governance information, including our corporate governance guidelines, board committee charters and code of business conduct and ethics, is also available on the investor relations section of our corporate website under the heading “Corporate Governance.”

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

We entered into various agreements with Rightside in connection with the Separation, including a transition services agreement (the “Transition Services Agreement”), a separation and distribution agreement, a tax matters agreement (the “Tax Matters

Agreement”), an intellectual property assignment and license agreement, and an employee matters agreement. These agreements govern our relationship with Rightside subsequent to the Separation. If we are required to indemnify Rightside for certain liabilities and related losses arising in connection with any of these agreements or if Rightside is required to indemnify us for certain liabilities and related losses arising in connection with any of these agreements and does not fulfill its obligations to us, we may be subject to substantial liabilities, which could have a material adverse effect on our financial position.

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

We depend on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our owned and operated online properties and our customers’ online properties. For the year ended December 31, 2014, based on our internal data, a majority of the traffic directed to eHow.com and Livestrong.com came directly from these Internet search engines and more than half of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by search engines to display results could cause our owned and operated online properties or our customers’ online properties to receive less favorable placements or be removed from the search results. Internet search engines could decide that content on our owned and operated online properties or our customers’ online properties, or the size and placement of ad units displayed on webpages hosting our content, is unacceptable or violates their corporate policies. Internet search engines could also view changes made to our owned and operated online properties or our customers’ online properties unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

Google, Bing and Yahoo! regularly deploy changes to their search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our owned and operated online properties, including eHow.com and Livestrong.com, and to our customers’ online properties. During 2013, we experienced several negative changes in Google referrals to our owned and operated online properties that, in the aggregate, were larger in magnitude than those that we previously experienced, and we have and may continue to experience negative changes in Google referrals to our owned and operated online properties. Beginning in 2014, Bing and Yahoo! began to implement similar changes to their search engine algorithms. These changes have resulted, and may continue to result, in substantial declines in traffic directed to our owned and operated online properties. Any future or ongoing changes that impact search referral traffic to our owned and operated online properties or our customers’ online properties may result in material fluctuations in our financial performance.

The recent changes to search engine algorithms by Google, Bing and Yahoo!, and any future changes that may be made by search engines that negatively impact the volume of referral traffic, could further negatively impact our business. Any reduction in the number of users directed to our owned and operated online properties or our customers’ online properties would likely negatively affect our ability to earn revenue. If traffic to our owned and operated online properties or our customers’ online properties declines, we may be unable to cost-effectively replace lost traffic, which would adversely affect our business, financial condition and results of operations.

We are dependent upon certain arrangements with Google for a significant portion of our revenue. A termination of, or a loss of revenue generated from, our agreements with Google would have a material adverse effect on our business, financial condition and results of operations.

We have an extensive relationship with Google and a significant portion of our revenue is derived from advertising provided by Google. For the years ended December 31, 2014, 2013 and 2012, after giving effect to the Separation, we derived approximately 50%, 56% and 60%, respectively, of our total revenue from our arrangements with Google. Google provides cost-per-click advertisements and cost-per-impression advertisements to our owned and operated online properties and we receive a portion of the revenue generated by such advertisements. We also utilize Google’s DoubleClick Ad Exchange, an auction marketplace that allows us to sell display advertising space on our owned and operated online properties and our customers’ online properties. Our services agreement with Google, which governs our various advertising relationships with them, currently expires in October 2016. In addition, we use Google’s DoubleClick ad serving technology to deliver advertisements to our and our customers’ online properties. Google has the right to terminate these agreements prior to their expiration upon the occurrence of certain events, including if Google reasonably believes that our use of its services violates the rights of third parties, and other breaches of contractual provisions, a number of which are broadly defined. If our agreements with Google are terminated, or we are unable to enter into new agreements with Google on terms and conditions favorable to us prior to the expiration of the current agreements, we may not be able to enter into agreements with alternative third-party advertisement providers or for alternative ad serving platforms on acceptable terms or on a timely basis or both.

Furthermore, our advertising agreement with Google may not continue to generate the same level of revenue that we have received from such arrangements during past periods for a variety of reasons, including a reduction in the amounts Google is able to charge advertisers and the possibility that our online properties do not generate sufficient traffic to realize our maximum revenue share percentage with Google. Our ability to generate online advertising revenue from Google also depends, in part, on Google’s assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements placed on our owned and operated online properties and on our customers’ online properties. In addition, Google may at any time change the nature of, or suspend, the services that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced, or modify its policies with respect to how advertisements may be displayed on a webpage. These types of changes or suspensions would adversely impact our ability to generate revenue from our advertising agreement with Google. Any termination of or change in the services that Google provides to us, or a loss of revenue generated by our advertising agreement with Google, would have a material adverse effect on our business, financial condition and results of operations.

We generate the majority of our revenue from advertising. A reduction in ad unit rates, online advertising spend, a loss of advertisers or lower advertising yields could seriously harm our business, financial condition and results of operations.

We rely on third-party advertising providers, such as Google, to provide advertisements to our owned and operated online properties and our customers’ online properties. For the years ended December 31, 2014, 2013 and 2012, after giving effect to the Separation, we generated 70%, 83% and 83%, respectively, of our revenue from advertising, and we expect to continue to derive the majority of our revenue from advertising. We have experienced declines in ad unit rates for both desktop and mobile during 2014, resulting in lower advertising revenue, and any further reductions in ad unit rates would negatively impact our financial results. We also believe that advertising spend on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the cyclical and discretionary nature of advertising spending; general economic conditions, as well as economic conditions specific to the Internet and media industry; and the occurrence of extraordinary events, such as natural disasters, international or domestic terrorist attacks or armed conflict. Additionally, brands and advertisers are increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook, Twitter and Pinterest. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities, our revenue from advertising could be adversely impacted. An inability to maintain or increase our advertising revenue would have a material adverse effect on our business, financial condition and results of operations.

In 2014, we shifted our advertising strategy with respect to our display ad inventory to focus on programmatic offerings that utilize advertising network exchanges rather than a direct sales force. This shift requires us to actively manage the sale of our owned and operated inventory on an advertising exchange. An inability to successfully manage this process could have a material adverse effect on our business, financial condition and results of operations.

In addition, one component of our platform that we use to generate advertiser interest is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertising providers and advertisers will stop placing advertisements on our owned and operated online properties or our customers’ online properties if their investments do not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising. If any of our advertisers or advertising providers, and in particular Google, decides not to continue advertising on, or providing advertisements to, our owned and operated online properties or our customers’ online properties, or modifies its advertising policies in a manner that could negatively impact yield, we could experience a rapid decline in our revenue over a relatively short period of time.

Changes in our Content & Media business model and increased expenditures for certain aspects of this business, including planned improvements to certain of our online properties, will negatively impact our operating margins in the near-term and may not lead to increased visits and revenue in the long-term.

We have incurred and intend to continue to incur significant expenses to improve the user experience and engagement on certain of our owned and operated online properties by redesigning our websites; refining and consolidating our existing content library; reducing the number of advertisements per page; and developing a greater variety of content formats, particularly formats better suited for mobile devices. Such expenses do not directly generate related revenue and could lead to reduced revenue, and these changes will negatively impact our operating margins in the near-term. These changes also may not result in increased visits to, or increased revenue generated by, our owned and operated online properties in the long-term. In addition, we recorded approximately $7.2 million of accelerated amortization expense during the year ended December 31, 2014 and are likely to record a significant amount of accelerated amortization expense during fiscal 2015 in connection with removing additional content from our library. As a result of previous evaluations of our content library, we elected to remove certain articles, videos and slideshows, resulting in related accelerated amortization expense of $2.4 million, $2.1 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We operate two leading artist marketplaces where large communities of artists can market and sell their original artwork and their designs on art prints and other products. Society6, which we acquired in June 2013, provides artists with an online commerce platform to feature and sell their original designs on art prints, phone and tablet cases, t-shirts and other consumer products. Saatchi Art, which we acquired in August 2014, is an online art gallery featuring a wide selection of paintings, drawings, sculpture and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world. We have limited experience in implementing, marketing, managing and growing these revenue streams.

The success of our marketplace initiatives is dependent upon a number of factors, including:

•	demand for these products, market acceptance of our products and our ability to attract new customers;
•	increased brand awareness and the reputation of our online marketplaces;
•	our ability to maintain the artist communities on Society6 and Saatchi Art so that artists continue to contribute and maintain their original artwork and designs on these marketplaces;
•	our ability to cost-effectively develop, introduce and market new products on a timely basis to address changing consumption trends, consumer preferences and new technologies;
•	the success and competitiveness of new entrants into this highly competitive industry;
•	competitive pricing pressures, including potential discounts offered to attract customers and reduced or free shipping;
•	maintaining significant strategic relationships with our print-on-demand suppliers and ensuring the quality of their products and the timeliness of our production cycle;
•	disruptions in the supply-chain, production and fulfillment operations associated with the print-on-demand products sold through our online marketplaces;
•	shipping disruptions or delays with the products sold through our online marketplaces;
•	the return rate for products sold through our online marketplaces;
•	the overall growth rate of e-commerce and online marketplaces;
•	overall changes in consumer spending on discretionary purchases; and
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

In order for our business to grow, we must attract new visitors to our online properties and new customers for our artist marketplaces, and we must retain our existing visitors and customers. Our success in attracting traffic to our owned and operated online properties and to our customers’ online properties and converting these visitors into repeat users depends, in part, upon our continued ability to identify, create and distribute high-quality content and connect consumers with the formats and types of content that meets their specific interests and enables them to interact with supporting communities. We may not be able to identify and create the desired variety, quality and types of content in a cost-effective manner or meet rapidly changing consumer demand in a timely manner, if at all.

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

In order to grow our online marketplaces, we must expand our customer base, which will require us to appeal to customers who have historically used other means of commerce to purchase similar products or who may already use our competitors’ offerings. We may incur significant expenses related to customer acquisition and the net sales from new customers may not ultimately exceed the cost of acquiring these customers. Our ability to attract new customers to our marketplaces also depends, in part, on our ability to establish and maintain relationships with the various channels used by our current and prospective customers, including social media sites, search engines, and other online services, in order to drive traffic to our online properties. If we are unable to develop or maintain these relationships, our ability to attract new customers would suffer. Additionally, we believe that many of the new customers for our marketplaces originate from word-of-mouth and other non-paid referrals from existing customers. If we fail to deliver an enjoyable shopping experience or if our customers do not perceive the products sold through our marketplaces to be of high value and quality, we may experience difficulties retaining our existing customers and attracting new customers through referrals, which would require us to incur significantly higher marketing expenses to attract new customers. If the number of transactions generated by our current customer base declines, or we are unable to attract new customers to our marketplaces, we may experience lower customer growth than expected and our business, financial condition and results of operations could be materially and adversely affected.

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

Content & Media

We face intense competition for our Content & Media service offering from a wide range of competitors. We compete for advertisers and customers on the basis of a number of factors including return on marketing expenditures, price of our offerings and the ability to deliver large amounts, or precise types, of segmented customer traffic. Our current principal competitors include:

•

Online Marketing and Media Companies. We compete with other Internet marketing and media companies, such as AOL, IAC and various startup companies as well as leading online media companies such as Yahoo!, for online marketing budgets. Most of these competitors compete with us across several areas of consumer interest, such as do-it-yourself, health and healthy living, home and garden, arts and crafts, beauty and fashion, golf, outdoors and humor.

•

Social Media Outlets. We compete with social media outlets such as Facebook, Twitter and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers.

•

Specialized and Enthusiast Online Properties. We compete with companies that provide specialized consumer information online, particularly in the do-it-yourself, health and healthy living, home and garden, arts and crafts, beauty and fashion, golf, outdoors and humor categories, as well as enthusiast online properties in specific categories, including message boards, blogs and other enthusiast websites maintained by individuals and other Internet companies.

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

In addition to Google, many of our current and other potential competitors for our Content & Media service offering enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, substantially greater financial, technical and other resources and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products to compete with our current offerings and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For example, both AOL and Yahoo! may have access to proprietary search data which could be utilized to assist them in their content creation processes. In addition, many of our current and potential competitors have established marketing relationships with and access to larger customer bases. Due to this intense competition, we may be unable to maintain or improve our competitive position or market share in the content and media business.

Marketplaces

Our Marketplaces service offering competes with a wide variety of online and brick-and-mortar companies selling original artwork and customized design-focused products. Society6 competes with companies, such as RedBubble, Zazzle and Minted, that offer specialty products that are produced and shipped based on a print-on-demand model, whereby user or artist generated art designs are printed on t-shirts, art prints, mobile accessories and other products, as well as small online providers of niche customization services and product offerings. Saatchi Art competes with traditional offline art galleries, art consultants and other online properties selling original artwork, such as Artfinder, Artspace and Ugallery. We expect competition to continue to intensify as online and offline businesses increasingly are competing with each other, and because the barriers to entry into online channels can be low. Businesses can launch online sites or mobile platforms and applications for a nominal cost by using commercially-available software or partnering with successful e-commerce companies.

Both of our artist marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms. We believe that the principal competitive factors for our marketplaces include the quality, price and uniqueness of the products being offered; the selection of goods and artists featured on our online properties; the ability to source numerous products efficiently and cost-effectively with respect to our print-on-demand products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength.

Many of our current competitors for our artist marketplaces have, and potential competitors may have, longer operating histories, larger customer bases, greater technical capabilities, and significantly greater financial, marketing and other resources than we have. Some of our competitors may offer or continue to offer faster and/or free shipping, favorable return policies or other transaction-related services which improve their user experience, but which could be impractical or inefficient for our sellers to match. Some of our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence to build their customer bases and drive sales. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs, use incentive programs to acquire our customers, or respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do. For all of these reasons, we may not be able to compete successfully against the current and potential competitors to our artist marketplaces.

Mobile devices, such as smartphones and tablets, are increasingly being used to access the Internet and our online media offerings may not be as effective when accessed through these devices. Additionally, mobile advertising yields are lower on average than those for desktop and laptop computers, which could negatively impact our business, financial condition and results of operation.

Historically, most online media consumption has occurred on a desktop or laptop computer. However, the number of people who access the Internet through mobile devices such as smartphones and tablets has increased substantially in recent years. If we cannot effectively distribute our content, products and services on these devices, we could experience a decline in visits and traffic and a corresponding decline in revenue. It is also more difficult to display advertisements on mobile devices without disrupting the consumer experience. We may make changes to the layouts and formats of our mobile web optimized sites in order to improve the user experience or comply with the requirements of our advertising partners, which could negatively impact our monetization efforts on mobile devices. In addition, mobile advertising yields on average are currently lower than those for desktop and laptop computers, in part due to the limitations involved in using cookies on mobile devices to track and optimize mobile advertising and the reduced screen space available to render ads to consumers. The continued increase in mobile consumption of our content, which is now contributing significantly higher visit growth as compared to visit growth from desktop or laptop computers, has resulted in a reduction in our Content & Media revenue per one thousand visits, or RPVs. As a result of these factors, the increasing use of mobile devices to access our content could negatively impact our business, financial condition and results of operations.

If the mobile solutions available to buyers and sellers using our online marketplaces are not effective, the growth prospects of our marketplace platforms could decline and our business could be adversely affected.

Consumers are increasingly conducting online shopping on mobile devices and tablets instead of desktop computers. Although we are currently focused on improving the mobile experience for both buyers and sellers using our online marketplaces, the smaller screen size and reduced functionality associated with some mobile device interfaces may make the use of our marketplace platforms more difficult or less appealing to our members, and visits to our marketplaces on mobile devices may not convert into purchases as often as visits made through desktop computers. Society6 and Saatchi Art sellers are also increasingly using mobile devices to operate and monitor their businesses on our platforms and if we are not able to deliver a rewarding experience to sellers using mobile devices, our marketplace businesses may suffer. Additionally, developing and supporting apps for our online marketplaces may require substantial time and resources, particularly as new mobile devices and mobile platforms are released, and we may encounter problems with our apps or mobile sites after development and launch. If our members encounter difficulty accessing or using our marketplace platforms on their mobile devices, or if our members choose not to use our marketplace platforms on their mobile devices, our growth prospects and our business may be adversely affected.

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

Historically, the success of our Content & Media service offering has been closely tied to the success of eHow. If eHow’s performance falters, it could have a material adverse effect on our business, financial condition and results of operations.

For the years ended December 31, 2014, 2013 and 2012, after giving effect to the Separation, we generated approximately 43%, 56% and 57%, respectively, of our revenue from eHow. eHow depends primarily on various Internet search engines to direct traffic to the site and we have historically had difficulty driving increased amounts of traffic to eHow outside of our SEO efforts. For the year ended December 31, 2014, we estimate that approximately 81% of eHow’s traffic came from search engines, with nearly all of eHow’s search engine traffic coming from Google, Yahoo! and Bing. The success of eHow could be adversely impacted by a number of factors, including further changes in search engine algorithms or other methodologies similar to those previously implemented by Google, Bing and Yahoo! that negatively impact the volume of referral traffic, some of which negatively impacted search referral traffic to eHow and caused a reduction in visits to eHow; overall declines in cost-per-click rates seen throughout the industry; our failure to properly manage SEO efforts for eHow; our failure to prevent internal technical issues that disrupt traffic to eHow; or reduced reliance by Internet users on search engines to locate relevant content. Additionally, as we continue to evaluate and improve the user experience on eHow, we may make changes, such as refining the content library, reducing the number of advertising units and changing the format of advertising units, that are designed to improve the consumer experience on eHow, but which could negatively impact revenue. We have also already produced a significant amount of content that is housed on eHow and it has become difficult for us to continue to identify topics and produce content with the same level of broad consumer appeal as the content we have produced up to this point. A decline in eHow’s performance could result in a material adverse effect to our business, financial condition and results of operations.

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

We were founded in 2006 and, except for the year ended December 31, 2012, when we generated net income, we have had a net loss in every year from inception, including generating a net loss of $267.4 million for the year ended December 31, 2014. As of December 31, 2014 we had an accumulated deficit of approximately $352.1 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities in the future may not be sufficient to fund our desired level of investment and expenditures in our content creation and distribution platform and online marketplaces, as well as the development and launch of new products and services. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

        We anticipate that our current cash, cash equivalents and cash provided by operating activities will be sufficient to fund our operations for the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, including to invest in areas for growth, and we do not currently have a line of credit in place if we need to borrow funds. If we do not generate sufficient cash flow from operations or otherwise have sufficient capital resources available, we may need to enter into a new financing arrangement to execute on our current or future business strategies, including developing new or investing in existing service offerings, maintaining our operating infrastructure, acquiring complementary businesses, hiring additional personnel or otherwise responding to competitive pressures. We cannot assure you that a new financing arrangement will be available to us on favorable terms, or at all. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

The intangible assets on our balance sheet may be subject to impairment. If our intangible assets or goodwill become impaired we may be required to record a significant non-cash charge to earnings which would have a material adverse effect on our results of operations.

We carry a substantial amount of intangible assets on our balance sheet, primarily from the creation of our long-lived media content. We also carry goodwill on our balance sheet from certain acquisitions we have made over the past several years. We assess potential impairments to our intangible assets and goodwill when there is evidence that events or changes in circumstances indicate that the carrying value of such intangible assets or goodwill may not be recoverable. In the third quarter of 2014, we experienced unexpected revenue declines attributable to lower traffic and monetization yield on certain of our Content & Media websites that caused us to lower our future cash flow expectations. Additionally, our market capitalization remained at a level below the book value of our net assets for an extended period of time, including as of September 30, 2014. As a result of these factors, we performed an interim assessment of impairment of the goodwill in our Content & Media reporting unit in the third quarter of 2014. In performing the impairment assessment, we determined that the implied fair value of goodwill in the reporting unit was substantially lower than its carrying value and recorded a $232.3 million pretax impairment charge in the third quarter of 2014. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2014, and based on the results of the annual impairment test there were no additional goodwill impairment charges for the year ended December 31, 2014. Additional significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows from our long-lived media content or the businesses that we have acquired may result in us having to take additional impairment charges against certain of our intangible assets or goodwill. If we are required to record additional impairment charges in future periods, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

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

It is possible that our operating results may fluctuate and our operating results may be below the expectations of public market analysts and investors in one or more future quarters due to any of the factors listed above, a combination of those factors or other reasons, which could have a material adverse impact on the price of shares of our common stock.

We have made and may make additional acquisitions that involve significant execution, integration and operational risks and we may not realize the anticipated benefits of any such acquisitions.

We evaluate acquisition and expansion opportunities on an ongoing basis and may pursue select acquisitions, such as our acquisitions of Society6 in June 2013 and Saatchi Art in August 2014. We may continue to make acquisitions of complementary websites, businesses, solutions, technologies or talent in the future to increase the scope of our business. The identification of suitable acquisition candidates can be difficult, time-consuming and costly. Potential acquisitions require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business and results of operations. In addition, the expected benefits of acquisitions may not materialize as planned, including achieving certain financial and revenue objectives. Certain acquired businesses or the transactions entered into as part of business combinations may also carry contingent liabilities that could materially impact our future results of operations and financial condition. Furthermore, we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

Even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the acquired websites, business, assets, technologies, solutions, personnel or operations, particularly if key personnel of an acquired company decide not to work for us, and we therefore may not achieve the anticipated benefits of such acquisition. Acquisitions also could harm our reputation or brands generally, as well as our relationships with existing customers. In addition, financing an acquisition may require us to (i) use substantial portions of our available cash on hand, (ii) incur additional indebtedness, which would increase our costs and impose operational limitations, and/or (iii) issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. We may also unknowingly inherit liabilities from previous or future acquisitions that arise after the acquisition and are not adequately covered by indemnities, and certain stockholders of an acquired company may dissent from or object to an acquisition or otherwise seek to assert claims related to the transaction. For example, certain former common stockholders of Saatchi Art have filed a complaint alleging that (i) the former directors of Saatchi Art, certain former officers of Saatchi Art and certain preferred stockholders of Saatchi Art breached their fiduciary duties to the common stockholders in connection with the sale of Saatchi Art to us, (ii) certain preferred stockholders of Saatchi Art aided and abetted the former directors’

and officers’ breach of fiduciary duties, and (iii) certain preferred stockholders and the Saatchi Art entity violated a Saatchi Art voting agreement by breaching the implied covenant of good faith and fair dealing. We may be required to expend significant resources in connection with this matter and, if any amounts are awarded to the claimants, we may not be able to recover all such amounts from the escrowed portion of the purchase price set aside to cover post-closing indemnification claims.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled personnel, including engineers and developers. Since August 2012, several of our executive officers have resigned, including our Chairman and Chief Executive Officer in October 2013 and our Chief Financial Officer in December 2014. We appointed Sean Moriarty as our new Chief Executive Officer in August 2014 and Rachel Glaser is expected to begin serving as our new Chief Financial Officer in April 2015. It is important that we retain other key personnel following these changes. In addition, qualified individuals that are critical to the success of our current and future business, including engineers and developers, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Volatility or under-performance in our stock price may also affect our ability to attract new employees and retain our existing key employees. Our executive officers and employees may be more inclined to leave us if the perceived value of equity awards, including restricted stock units and stock options, decline. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, our business and results of operation could be adversely affected. In addition, we do not maintain “key person” life insurance policies for any of our executive officers.

Our business is subject to online security risks, including security breaches, and any actual or perceived security breach could have a material adverse effect on our business, financial condition and results of operations.

Some of our systems, products and services involve the storage and transmission of information regarding our users, customers, and advertising and publishing partners, and our information technology and infrastructure may be vulnerable to cyberattacks, malware or security incidents that result in third parties gaining access to such proprietary information. An increasing number of websites have recently disclosed online security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Our security measures may be breached and unauthorized parties may attempt to gain access to our systems and information through various means, including hacking into our systems or facilities, fraud, employee error, malfeasance, or inserting malicious code or malware into our code base. For example, in 2014 we determined that an unauthorized individual may have gained access to the user names, email addresses and passwords of certain of our eHowNow customers. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information by using fraudulent “spoof” and “phishing” emails and they may introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach or unauthorized access could result in a misappropriation of our proprietary information or the proprietary information of our users, customers or partners, which could result in significant legal and financial exposure, an interruption in our operations and damage to our reputation. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or publishers, all of which could have a material adverse effect on our business, financial condition and results of operations. Any security breach at a company providing services to us or our users could have similar effects. In addition, we may need to expend significant resources to protect against security breaches or to address problems caused by a breach, and the coverage limits on our insurance policies may not be adequate to reimburse us for any losses caused by security breaches.

We are subject to risks related to the third party credit card payment processing solution integrated with our websites. If our third party payment processors fail to be in compliance with applicable credit card rules and regulations, we may be required to migrate to an alternate payment processor, experience transaction downtime during the migration and lose customers.

Many of our online marketplace customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay payment processing fees in addition to interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we and our payment processing service providers are compliant in all material respects with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that such compliance will be maintained or that compliance will prevent illegal or improper use of our systems that are integrated with our payment processing providers. If either of our third party payment processors fails to be in compliance with applicable credit card rules and regulations, we may be required to migrate to an alternate payment processor which could result in transaction downtime during the migration and a loss of customers, either of which could have a material adverse effect on our business, financial condition and results of operations.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our intellectual property, consisting of trade secrets, trademarks, service marks, patents and copyrights, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions together with contractual provisions and technical measures to protect our proprietary rights. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology, including our platforms, and we enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality and non-disclosure agreements with other third parties.  We face risks related to our intellectual property including that:

•	our intellectual property rights will not provide competitive advantages to us;
•

because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we generally do not register the copyrights associated with our content;

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

Effective protection of our trade secrets, trademarks, service marks, copyrights and patents may not be available in all countries where we currently operate or in which we may operate in the future. Policing unauthorized use of our proprietary rights can be difficult and costly. In addition, it may be necessary to enforce or protect our intellectual property rights through litigation or to defend litigation brought against us, which could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits.

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

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co-location providers for data servers, storage devices, and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. We have previously experienced certain server outages and computer distributed denial of service attacks, and any future server outages at our data center facilities or distributed denial of service attacks may cause all or portions of our online properties to become unavailable or impact service to our content creation studio. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and one of our data centers is located in an area with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Delays or interruptions in our service may cause our users, advertisers, customers, artists and freelance professionals to become dissatisfied with our offerings and could adversely affect our business.

Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-parties to provide certain components of our technology platform, such as hardware and software providers, and to serve as operators for our content delivery networks, or CDNs. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business, financial condition and results of operations.

We rely on technology infrastructure and a failure to update or maintain this technology infrastructure, or difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic, could adversely affect our business.

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated online properties and roll out new products and services. Updating and replacing our technology infrastructure could be challenging to implement and manage, take time to test and deploy, cause us to incur substantial costs, cause us to suffer data loss, delays or interruptions in service or result in inefficiencies or operational failures. If we do not successfully update our technology and network infrastructure as needed, or if we experience inefficiencies and operational failures during such updates, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers, customers, artists and freelance professionals. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business. The costs associated with any adjustments to our technology and network infrastructure could also harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies could harm our business, revenue and financial condition.

Changes in regulations or user concerns regarding privacy and protection of user data could diminish the value of our services and cause us to lose customers and revenue.

When a user visits one of our websites or certain pages of our customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with content or advertisements previously delivered by us. The information that we collect about our users helps us deliver appropriate content and targeted advertising to these users. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Recent developments related to “instant personalization” and similar technologies potentially provide publishers with broader access to, and more detailed information about, users. These developments have led to greater scrutiny of industry data collection practices by regulators and privacy advocates. New laws may be enacted, new industry self-regulation may be promulgated, or existing laws may be amended or re-interpreted, in a manner that limits our ability to analyze user data. If our access to user data is limited through legislation or any industry development, we may be unable to provide effective technologies and services to customers and we may lose customers and revenue.

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

We are subject to a variety of laws and regulations in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws and regulations may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address:

•	freedom of expression;
•	information security and privacy;
•	pricing and fees;
•	content and the distribution of content, including liability for user reliance on such content;
•	intellectual property rights, including secondary liability for infringement by others;
•	taxation, including VAT; and
•	online advertising and marketing, including email marketing and unsolicited commercial email.

In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including the Communications Decency Act, the Digital Millenium Copyright Act, the Lanham Act and the Anticybersquatting Consumer Protection Act. Advertising and promotional information presented to visitors on our owned and operated online properties and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the Internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting and trademark infringement. In the future, claims may also be brought against us based on tort law liability and other theories based on our content, products and services or content generated by our users.

We receive, process and store large amounts of personal data from users of our owned and operated online properties and from our freelance professionals and artists. We post privacy policies on all of our owned and operated websites that set forth our policies and practices related to the collection, use, sharing, disclosure and protection of personal data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. Any failure, or perceived failure, by us or various third-party vendors and service providers to comply with applicable privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenue.

We must also comply with certain foreign and U.S. laws and regulations that apply to our international operations. Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) and economic and trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC regulations prohibit U.S.-based entities from entering into or facilitating transactions with, for the benefit of, or involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export law.

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

Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them typically originate in Nevada and California, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are also currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income, VAT and other taxes. We cannot predict the effect of current attempts to impose sales, income, VAT or other taxes on commerce over the Internet. New or revised taxes and, in particular, additional sales taxes or VAT, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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

Additionally, our Society6 and Saatchi Art digital artist marketplaces allow artists to sell original designs on various types of consumer products. On occasion, the designs posted to Society6 or Saatchi Art may infringe certain copyrights or trademarks or misappropriate the right of publicity of well-known figures. As a result, we may be the subject of letters, lawsuits and takedown notices from rights holders, and the Digital Millennium Copyright Act may not provide safe-harbors for all types of infringing content hosted on these properties. Addressing these types of claims could require us to expend time and resources, which could have an adverse impact on our business and results of operations.

In addition, we license the names “Saatchi” and “Livestrong.com” pursuant to the terms of intellectual property or licensing agreements with third parties, which may be terminated by such third parties if we do not comply with certain requirements in the agreements.  Charles Saatchi has alleged that we are in breach of our intellectual property agreement with him with respect to our use of the “Saatchi” name, although we believe that his claim is without merit. If either of the agreements relating to the licenses for the “Saatchi” or “Livestrong.com” names were terminated, we would experience business disruption and would have to incur significant resources to rebrand the relevant business, which could have an adverse impact on our business, financial condition and results of operations.

We may not succeed in expanding our businesses internationally, which may limit our future growth, and operating internationally exposes us to certain additional risks and operating costs.

One potential area of growth for our business is in the international markets. We have launched eHow sites in the United Kingdom and Germany, as well as eHow en Español, Livestrong.com en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking markets). In addition, the artwork sold through Saatchi Art is created by a global community of artists and sold to customers around the world. We are also exploring launching our content and media properties in certain additional countries, as well as translating our Society6 site into certain foreign languages. We cannot be certain that we will be successful in introducing or marketing our products and services internationally or that our products and services will gain market acceptance. If we are unable to expand and market our products and services internationally, it could have a negative effect on our future growth prospects. There are also risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs.

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

The trading price of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, from the date of our initial public offering in January 2011 through March 5, 2015, our closing stock price, as adjusted for the Distribution and the 1-for-5 reverse stock split, has ranged from $4.05 to $48.75. In addition, an active trading market for our common stock may not be sustained, which could depress the market price of our common stock.

Following the Separation, the price at which our common stock trades may fluctuate significantly while the market continues to evaluate the two companies with different growth profiles and operating margins separately. Further, shares of our common stock will represent an investment in a smaller public company and this change may not meet some stockholders’ investment strategies or requirements, which could cause investors to sell their shares of our common stock. Excessive selling could cause the market price of our common stock to decrease. Additionally, as a result of the reverse stock split reducing the number of shares of our common stock that are outstanding, we may have a lower average daily trading volume, which could lead to greater volatility in the trading price of our common stock.

In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that may cause the trading price of our common stock to be volatile include:

•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	the number of shares of our common stock publicly owned and available for trading;
•	any major change in our board of directors or management;
•	publication of research reports about us or our industries or changes in recommendations or withdrawal of research coverage by securities analysts;
•	publication of third-party reports relating to the performance of our business or certain key operating metrics;

•	large volumes of sales of our shares of common stock by existing stockholders; and
•	general political and economic conditions.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of March 5, 2015, we had 19,802,470 shares of common stock outstanding (excluding shares held in treasury).

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

In addition, as of March 5, 2015 we have over nine million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately five million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the United States in the open market.

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

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $19.2 million remains available as of December 31, 2014. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice, and we have not repurchased any shares of our common stock since April 2013. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

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

We are required to make an assessment of the effectiveness of our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. We are also required to obtain an opinion on the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm. Section 404 requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting for each fiscal year. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. If we are unable to comply with the requirements of Section 404, management may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to provide the required financial information in a timely and reliable manner could materially and adversely impact our financial condition and the trading price of our securities. In addition, we may incur additional expenses and commitment of management’s time in connection with further assessments of our compliance with the requirements of Section 404, which could materially increase our operating expenses and adversely impact our results of operations.

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

We do not anticipate paying cash dividends and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our common stock and we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

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

We do not own any real estate. We currently occupy approximately 52,000 square feet in a Santa Monica, California facility that serves as our corporate headquarters and houses nearly all of our personnel for both our Content & Media and Marketplaces service offerings. The lease for our Santa Monica facility expires in July 2024, provided that we have a one-time early termination right allowing us to terminate the lease effective as of August 2019. We also lease offices related to our Content & Media service offering in Austin, Texas; New York, New York; and Burlington, Washington. Our primary data center is located in Las Vegas, Nevada. We believe our current and planned data centers and offices will be adequate for the foreseeable future.

Item 3.	Legal Proceedings

On November 5, 2014, Charles Saatchi filed a lawsuit against our wholly owned subsidiary, Saatchi Online, Inc. (“Saatchi Art”), in the High Court of Justice, Chancery Division (United Kingdom) relating to an intellectual property licensing agreement (the “IP Agreement”) between Charles Saatchi and Saatchi Art, dated February 18, 2010. Mr. Saatchi alleges that Saatchi Art committed a repudiatory breach of the IP Agreement, effectively terminating it, and that Saatchi Art must cease using the “Saatchi” name. Mr. Saatchi is seeking a permanent injunction restricting Saatchi Art from continuing to use the “Saatchi” name, a declaration that the IP Agreement has been validly terminated, a disgorgement of any profits derived from Saatchi Art’s use of the name since the alleged termination date and unspecified monetary damages. We do not believe that the conduct alleged by Mr. Saatchi constitutes a repudiatory breach of the IP Agreement and intend to vigorously defend the lawsuit. The litigation is in its early stages.

On December 30, 2014, Charles Saatchi and Robert Norton, common stockholders of Saatchi Art prior to Demand Media’s acquisition of it, filed a lawsuit in the Delaware Chancery Court against the former directors, certain former officers and certain former preferred stockholders of Saatchi Art, and Saatchi Art itself. Messrs. Saatchi and Norton allege that, in connection with Demand Media’s acquisition of Saatchi Art, (i) the former directors of Saatchi Art and the former officers named in the lawsuit breached their fiduciary duties to the common stockholders; (ii) certain preferred stockholders of Saatchi Art breached their fiduciary duties to the common stockholders, aided and abetted the former officers’ and directors’ breach of their fiduciary duties and violated a Saatchi Art voting agreement by breaching the implied covenant of good faith and fair dealing; and (iii) Saatchi Art violated the voting agreement by breaching the implied covenant of good faith and fair dealing. The complaint seeks rescissory damages, a constructive trust over the acquisition proceeds, disgorgement of all profits related thereto, and unspecified compensatory damages, costs and fees. The litigation is in its early stages and we believe that we are entitled to indemnification with respect to any losses incurred by us related to these claims under the terms of the merger agreement, although there can be no assurance that we will be successful in recovering such losses, if any.

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

Market Information

Our common stock is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “DMD”. The following table sets forth, for the periods indicated and on a per-share basis, the high and low daily closing sales prices of our common stock as reported by the NYSE, as adjusted for the 1-for-5 reverse stock split that we effected on August 1, 2014.

	High	Low
Fiscal Year end December 31, 2014
First Quarter	$11.88	$8.99
Second Quarter	$10.40	$7.36
Third Quarter	$11.10	$8.77
Fourth Quarter	$8.86	$5.28

	High	Low
Fiscal Year end December 31, 2013
First Quarter	$19.29	$15.34
Second Quarter	$18.89	$11.90
Third Quarter	$13.89	$12.22
Fourth Quarter	$12.68	$9.48

Holders of Record

As of March 5, 2015, our common stock was held by 48 stockholders of record. A substantially greater number of holders of our common stock are “street name” holders, or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The graph compares the cumulative total return of our common stock for the period starting on January 26, 2011, the date of our initial public offering, and ending on December 31, 2014, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on January 26, 2011, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under the stock repurchase plan announced on August 19, 2011 and further increased on February 8, 2012, we are authorized to repurchase up to $50 million of our common stock from time to time in open market purchases or in negotiated transactions. We did not repurchase any of our common stock during the three months ended December 31, 2014.

Item 6.	Selected Financial Data

The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012, as well as the consolidated balance sheet data as of December 31, 2014 and 2013, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011 and 2010, as well as the consolidated balance sheet data as of December 31, 2012, 2011 and 2010, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2014(1)	2013(1)	2012(1)	2011(1)	2010
	(In thousands, except per share data)
Consolidated Statements of Operations:
Total revenue	$172,429	$209,411	$207,640	$164,307	$113,700
Operating expenses:
Service costs (exclusive of amortization of intangible assets)	43,325	51,274	54,304	45,360	32,589
Product costs	26,058	9,882	-	-	-
Sales and marketing	20,046	36,275	38,948	31,978	18,993
Product development	29,387	32,185	31,190	29,024	19,760
General and administrative	50,179	53,014	54,082	52,491	31,696
Goodwill impairment charge(2)	232,270	-	-	-	-
Amortization of intangible assets	38,316	36,519	32,402	37,665	22,566
Total operating expenses	439,581	219,149	210,926	196,518	125,604
Loss from operations	(267,152)	(9,738)	(3,286)	(32,211)	(11,904)
Interest income	328	5	31	48	22
Interest expense	(4,692)	(1,642)	(622)	(861)	(688)
Other income (expense), net	654	13	(36)	(385)	(319)
Loss from continuing operations before income taxes	(270,862)	(11,362)	(3,913)	(33,409)	(12,889)
Income tax benefit (expense)(2)	14,713	(2,856)	(951)	(2,181)	(2,449)
Net loss from continuing operations	(256,149)	(14,218)	(4,864)	(35,590)	(15,338)
Net income (loss) from discontinued operations(3)	(11,208)	(5,956)	11,040	17,066	10,013
Net income (loss)	(267,357)	(20,174)	6,176	(18,524)	(5,325)
Cumulative preferred stock dividends(4)	-	-	-	(2,477)	(33,251)
Net income (loss) attributable to common shareholders	$(267,357)	$(20,174)	$6,176	$(21,001)	$(38,576)

Earnings per share - basic and diluted
Net loss from continuing operations	$(13.66)	$(0.80)	$(0.28)	$(2.26)	$(5.68)
Net income (loss) from discontinued operations	(0.60)	(0.34)	0.65	1.09	3.71
Net income (loss) per share - basic and diluted	$(14.26)	$(1.14)	$0.37	$(1.18)	$(1.97)

Weighted average number of shares - basic (5)(6)(7)	18,745	17,707	16,910	15,729	2,702

(1)

We completed one business acquisition during the year ended December 31, 2014, two business acquisitions during the year ended December 31, 2013, one business acquisition during the year ended December 31, 2012, and four business acquisitions during the year ended December 31, 2011.

(2)

During the year ended December 31, 2014, we recorded a pretax impairment charge of $232.3 million on the carrying value of our goodwill based on the results of an interim assessment of impairment of the goodwill in our content and media reporting unit. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2014, and based on the results of the annual impairment test there were no additional goodwill impairment charges for the year ended December 31, 2014. This resulted in a reduction of tax amortization of goodwill from the impairment of goodwill and the corresponding valuation allowance.

(3)	Discontinued operations for the periods presented relate to the reclassification of the Rightside operations to discontinued operations during 2014.
(4)	In connection with our initial public offering, all shares of our convertible preferred stock converted into shares of common stock and warrants.
(5)

In October 2010, our stockholders approved a 1-for-2 reverse stock split of our outstanding common stock, and a proportional adjustment to the existing conversion ratios for each series of preferred stock, which was effected in January 2011. Accordingly, all share and per share amounts for all periods presented prior to the reverse stock split have been adjusted retrospectively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratio.

(6)

In June 2014, our stockholders approved a 1-for-5 reverse stock split of our outstanding common stock, which was effected in August 2014. Accordingly, all share and per share amounts for all periods presented prior to the reverse stock split have been adjusted retrospectively, where applicable, to reflect this reverse stock split.

(7)

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2011 and 2010, net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during these periods. For the periods where we presented losses, all potentially dilutive common shares comprised of stock options, restricted stock units, warrants and convertible preferred stock are antidilutive. Restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. Restricted stock units are excluded from the diluted earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$47,820	$153,511	$102,933	$86,035	$32,338
Working capital	$37,215	$91,048	$67,215	$44,617	$(4,226)
Total assets	$149,555	$777,088	$637,997	$590,103	$488,467
Long-term debt	$-	$96,250	$-	$-	$-
Capital lease obligations, long term	$-	$61	$793	$-	$-
Convertible preferred stock	$-	$-	$-	$-	$373,754
Total stockholders' equity (deficit)	$114,842	$496,005	$472,191	$440,266	$(15,416)

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income, the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income in that it excludes net income (loss) from discontinued operations, as well as certain expenses such as income tax expense (benefit), interest and other income (expense), net, depreciation and amortization, stock-based compensation, goodwill impairment charges, and any acquisition and realignment costs. Acquisition and realignment costs include such items, when applicable, as (1) non-cash GAAP purchase accounting adjustments for certain deferred revenue costs, (2) legal, accounting and other professional fees directly attributable to acquisition or corporate realignment activities, and (3) employee severance and other payments attributable to acquisition or corporate realignment activities. Adjusted EBITDA is frequently used by securities analysts, investors and others as a common financial measure of our operating performance.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Non-GAAP Financial Measures:
Net income (loss)	$(267,357)	$(20,174)	$6,176	$(18,524)	$(5,325)
Less: Net income (loss) from discontinued operations, net of taxes	11,208	5,956	(11,040)	(17,066)	(10,013)
Net loss from continuing operations	(256,149)	(14,218)	(4,864)	(35,590)	(15,338)
Add (deduct):
Income tax expense (benefit)	(14,713)	2,856	951	2,181	2,449
Interest and other (income) expense, net	3,710	1,624	627	1,198	985
Depreciation and amortization(1)	50,567	50,976	47,420	53,349	35,173
Stock-based compensation(2)	18,866	22,603	27,189	25,951	8,648
Goodwill impairment charge	232,270	-	-	-	-
Acquisition and realignment costs(3)	2,905	529	110	2,048	659
Adjusted EBITDA	$37,456	$64,370	$71,433	$49,137	$32,576

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the years ended December 31, 2014, 2013, 2012 and 2011 includes $7.7 million, $3.1 million, $2.1 million and $5.9 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain media content intangible assets from service during those years.

(2)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.
(3)

Acquisition and realignment costs include such items, when applicable, as (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue costs, (b) legal, accounting and other professional service fees directly attributable to acquisition or corporate realignment activities, and (c) employee severance payments attributable to corporate realignment activities. Management does not consider these costs to be indicative of our core operating results.

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

Overview

We are a diversified Internet company with leading online media properties and marketplace platforms that enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two service offerings: Content & Media and Marketplaces.

Content & Media

Our Content & Media service offering includes a leading online content creation platform that publishes content to our owned and operated online properties as well as to online properties operated by our customers. Through our innovative content creation platform, DemandStudios.com, a large community of qualified freelance professionals utilizes propriety technology and automated workflow processes to identify valuable topics and then create high-quality content in text, video, photography and designed visual formats. This content is published to our leading owned and operated online properties across several key categories, including eHow.com, a how-to reference destination, and Livestrong.com, a health and healthy living destination. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven text articles, video series and blogs created by our in-house editorial staff, comedians and website enthusiasts. Our content creation studio also provides and publishes content for third-party brands, publishers and advertisers as part of our Content Solutions service.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our owned and operated online properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates.  Since 2011, the number of visits to our properties, particularly eHow.com, has substantially declined due to lower search engine referrals resulting from ongoing changes to search engine algorithms by Google, Yahoo! and Bing.  We believe that there are opportunities to increase the number of visits, both from search engine referrals and direct visits by users, by improving the user experience and engagement on our online properties. Such improvements include redesigning our websites; refining our content library through select removals, rewrites and additions; reducing the number of advertisements per page; and developing a greater variety of content formats, particularly formats better suited for mobile devices. These changes will likely negatively impact revenue and significantly increase our operating expenses in the near term, but we believe that by providing consumers with an improved user and content experience we will be able to increase the number of visits and revenue in a sustained fashion over the long-term. However, visits across our owned and operated online properties continue to shift from desktop to mobile, and ad unit rates for mobile remain lower than for desktop. In addition, we have experienced declines in ad unit rates for both desktop and mobile during 2014, resulting in lower advertising revenue. If ad unit rates continue to decline, we could experience lower advertising revenue even if the number of visits to our properties increases.

The majority of our advertising revenue currently is and historically has been generated by our relationship with Google. Google also serves as one of the principal technology platform partners in connection with our programmatic ad sales offering. Any change in the type of services that Google provides to us, or to the terms of our agreements with Google, could adversely impact our results of operations.

Marketplaces

Through our Marketplaces service offering, we operate two leading artist marketplaces where large communities of artists can market and sell original artwork or original designs printed on a wide variety of products. Society6.com, which we acquired in June 2013, provides artists with an online commerce platform to feature and sell their original designs on art prints, phone and tablet cases, t-shirts and other consumer products. SaatchiArt.com, which we acquired in August 2014, is an online art gallery featuring a wide selection of original paintings, drawings, sculpture and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

Our Marketplaces service offering generates revenue from the sale of products and services through our online artist marketplaces.  On Society6.com, revenue is generated from the sale of print-on-demand products. SaatchiArt.com primarily generates revenue through commissions on the final sale price of original works of art. Our Marketplaces service offering is principally dependent on the number of transactions and average revenue per transaction generated by the sale of products and services through our online marketplaces. We believe there are opportunities to increase the number of transactions as well as average revenue per transaction by attracting new visitors to our marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, introducing new products, and offering product bundling and other promotions.

Our Marketplaces service offering includes outsourced product manufacturing costs, artist royalties, shipping and personnel costs and generates lower margins as compared to our Content & Media service offering. If our revenue sources shift from our Content & Media service offering to our Marketplaces service offering, our overall margin will be negatively impacted by the lower margins generated by our Marketplaces service offering.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split of our outstanding and treasury shares of common stock. The financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for all periods presented in this Annual Report on Form 10-K. Unless it is disclosed, all financial results represent continuing operations.

Our financial results for the year ended December 31, 2014 include a $232.3 million non-cash, pretax impairment charge on the carrying value of our goodwill that we recorded during the third quarter of 2014 as a result of a combination of factors described below under “—Critical Accounting Policies and Estimates—Goodwill.” We may be required to incur additional impairment charges on our intangible assets and goodwill in the future, which would negatively impact our results, particularly in the period any such charge is taken.

For the years ended December 31, 2014, 2013 and 2012, we reported revenue of $172.4 million, $209.4 million and $207.6 million, respectively. For the years ended December 31, 2014, 2013 and 2012, our Content & Media revenue accounted for 79%, 93% and 100% of our total revenue, respectively, and our Marketplaces revenue accounted for 21%, 7% and 0% of our total revenue, respectively.

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

Content & Media Metrics

●

visits: We define visits as the total number of times users access our content across (a) one of our owned and operated online properties and/or (b) one of our customers’ online properties, to the extent that the visited customer web pages are hosted by our content services, in each case with breaks of access of at least 30 minutes constituting a unique visit.

●	RPV: We define RPV as Content & Media revenue per one thousand visits.

Marketplaces Metrics

●	number of transactions: We define transactions as the total number of successfully completed transactions during the applicable period.
●	average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period by the number of transactions in that period.

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Year ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Content & Media Metrics(1):
Visits (in thousands)	4,004,287	4,031,514	3,861,223	-1%	4%
RPV	$34.22	$48.39	$53.78	-29%	-10%

Marketplaces Metrics(1):
Number of Transactions	715,343	277,442	-	158%	N/A
Average Revenue per Transaction	$49.47	$51.65	$-	-4%	N/A

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

We also generate Content & Media service revenue from the sale or license of media content, including the creation and distribution of content for third-party brands and publishers through our Content Solutions service. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor we recognize revenue on a net basis. In addition, we have previously generated Content & Media service revenue through social media services from recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. As of February 2015, we no longer provide social media services.

Marketplaces

We generate service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT”), sales and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Product Revenue

Marketplaces

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns based on historical experience. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. Product revenue is recognized net of sales allowances and return allowances. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes. Substantially all of our product revenue is currently generated through Society6.

Service Costs

Service costs consist of payments relating to our revenue-sharing arrangements, such as Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. In the near term, we expect increases in costs associated with our investment in new business initiatives that we believe will support future growth, including refining, auditing and consolidating our content library.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties, and personnel costs. In the near term, we expect our product costs to increase as our product revenue continues to grow.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue, as applicable. Associated costs are recorded in service costs or product costs.

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

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our content algorithms, improve our online properties including our owned and operated websites and related applications, and future product and service offerings. We currently anticipate that our product development expenses will slightly increase in the near term as a percentage of revenue as we continue to invest in product development personnel to support the growth of our business.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third-party professional fees and insurance. Professional fees are largely comprised of outside legal, audit and information technology consulting. We currently anticipate that general and administrative expenses will remain relatively flat in the near term.

Amortization of Intangible Assets

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and to develop content that our algorithms indicate have a probable economic benefit. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense related to business combinations to decrease due to a lower level of acquisitions in the near term as compared to prior years, as well as a decrease in intangible assets as a result of recent dispositions including Creativebug and CoveritLive. In response to changes that Google, Yahoo! and Bing have made to their search engine algorithms, we have elected to remove certain content units from our content library, resulting in $7.7 million, $2.4 million, $2.1 million and $5.9 million of related accelerated amortization expense in 2014, 2013, 2012 and 2011, respectively. Further remediation of our content in future periods may result in significant additional accelerated amortization expense related to capitalized media content in the periods such actions occur. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Goodwill

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. For the reasons described below under “—Critical Accounting Policies and Estimates—Goodwill,” we performed an interim assessment of impairment of the goodwill in our content and media reporting unit in the third quarter of 2014. Based on our analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the content and media reporting unit and, as a result, we determined that the implied fair value of the goodwill in the content and media reporting unit was zero. Accordingly, we recorded a $232.3 million goodwill impairment charge during the third quarter of 2014. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2014, and based on the results of the annual impairment test there were no additional goodwill impairment charges for the year ended December 31, 2014. We may be required to record additional goodwill impairment charges in future periods.

Stock-based Compensation

Included in operating expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options, restricted stock units and restricted stock granted to employees, directors and non-employees, and expenses relating to our Employee Stock Purchase Plan. We record the fair value of these equity-based awards and expenses at their cost ratably over related vesting periods.

Interest Income (Expense), Net

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our credit facility, which was fully repaid in November 2014. Interest expense was higher in 2014 than in prior years due to higher borrowings outstanding for most of the year, as well as the $1.7 million write off of the debt issuance costs associated with our credit facility. We expect interest expense to decrease in 2015 because we currently have no debt outstanding. Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and changes in the value of certain long term investments. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have a legal presence, including the United Kingdom, the Netherlands, Canada, Australia and Argentina. We may in the future become subject to taxation in additional countries based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

As of December 31, 2014, we had approximately $110.7 million of federal and $8.3 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2020 for federal and 2014 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. If an ownership change is deemed to have occurred as a result of our initial public offering, potential near term utilization of these assets could be reduced.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the estimates and assumptions associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, income taxes, stock-based compensation, discontinued operations and the recoverability of our long-lived assets including our media content portfolio, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables from our customers based on our best estimate of the amount of probable losses from existing accounts receivable. We determine the allowance based on an analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. In addition, past due balances over 60 days and specific other balances are reviewed individually for collectability on at least a quarterly basis. During the years ended December 31, 2014 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2014, we determined that we have two reporting units. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then a second step is performed to measure the amount of the impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks.

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Due to unexpected revenue declines in the third quarter of 2014 attributable to lower traffic and monetization yield on certain of our content and media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, including as of September 30, 2014, we performed an interim assessment of impairment of the goodwill in our content and media reporting unit in the third quarter of 2014.  Based on our analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the content and media reporting unit and as a result, we estimated that the implied fair value of the goodwill in the content and media reporting unit was zero. Accordingly, we recorded $232.3 million for the goodwill impairment charge during the third quarter of 2014, which is included in Goodwill impairment charge in the Consolidated Statements of Operations. We determined the fair value of the Content & Media reporting unit using the combination of an income and market approach.  The income approach relies on the present value of estimated future cash flows of the business, discounted using a rate appropriately reflecting the risks inherent in the cash flows.  The market approach relies on market data of other public companies which the company deemed comparable in operations to the Content & Media reporting unit, as well as the Company's own market capitalization. We performed our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2014, consistent with our existing accounting policy, and we determined that there was no further impairment charge for the year ended December 31, 2014. We may be required to record additional goodwill impairment charges in future periods.

Intangible Assets—Media Content

We capitalize the direct costs incurred to acquire our media content that is determined to embody a probable future economic benefit. Costs are recognized as finite-lived intangible assets based on their acquisition cost to us. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of websites on which our content resides. We generally acquire content when our internal systems and processes, including an analysis of millions of historical Internet search queries, advertising marketing terms, keywords and other data, provide reasonable assurance that, given predicted consumer and advertiser demand relative to our predetermined cost to acquire the content, the content unit will generate revenue over its useful life that exceed the cost of acquisition. In determining whether content embodies probable future economic benefit required for asset capitalization, we make judgments and estimates including the forecasted number of visits and the advertising rates that the content will generate. These estimates and judgments take into consideration various inherent uncertainties including, but not limited to, total expected visits over the articles useful life, our expected ability to renew at favorable terms or replace certain material agreements with Google that currently provide a significant portion of our revenue; the fact that our content creation and distribution model is evolving and may be impacted by competition and technological advancements; our ability to expand existing and enter into new distribution channels and applications for our content; and whether we will be able to continue to create content of the same quality or generate similar economic returns from content in the future. Management has reviewed, and intends to regularly review the operating performance of content in determining probable future economic benefits of our content.

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

Intangible Assets—Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, artist relationships, customer relationships, technology, media content, and content publisher relationships. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows, and in light of recent revenue declines we have evaluated certain of our long-lived assets for impairment. However, we have identified no such impairment losses through December 31, 2014. Assets to be disposed of, if any, are separately presented on our consolidated balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated or amortized.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The results of discontinued operations are reported in discontinued operations in the consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

On August 1, 2014, we completed the Separation of Rightside from Demand Media, resulting in two independent, publicly traded companies. Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012. We reclassified the following activity in our consolidated statements of operations from continuing operations to discontinued operations (in thousands):

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Service revenue	$107,721	$185,187	$172,938
Operating expenses:
Service costs	92,588	143,607	126,714
Sales and marketing	5,632	10,170	7,553
Product and development	8,203	12,002	9,518
General and administrative	14,819	20,263	8,943
Amortization of intangible assets	4,243	7,890	8,274
Total operating expenses	125,485	193,932	161,002
Operating income (loss)	(17,764)	(8,745)	11,936
Other income (expense), net	7,017	4,174	(64)
Income (loss) before income taxes	(10,747)	(4,571)	11,872
Income tax benefit (expense)	(461)	(1,385)	(832)
Net income (loss)	$(11,208)	$(5,956)	$11,040

Income Taxes

We account for our income taxes using the liability and asset method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or in our tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets, and valuation allowances are provided when necessary to reduce deferred tax assets to the amounts expected to be realized.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. Our 2012 federal income tax return is currently under IRS audit. We believe any adjustments that may ultimately be required as a result of any of these audits will not be material to our consolidated financial statements. We provide tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, and relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

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

Stock-based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service and/or performance based vesting conditions, the fair value is estimated using the Black-Scholes-Merton option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat stock-based payment awards, other than performance awards, with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options, restricted stock units and, in the past, restricted stock awards.

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

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
Service revenue	$137,711	$195,269	$207,640
Product revenue	34,718	14,142	-
Total revenue	172,429	209,411	207,640
Operating expenses(1)(2):
Service costs (exclusive of amortization of intangible assets shown separately below)	43,325	51,274	54,304
Product costs	26,058	9,882	-
Sales and marketing	20,046	36,275	38,948
Product development	29,387	32,185	31,190
General and administrative	50,179	53,014	54,082
Goodwill impairment charge	232,270	-	-
Amortization of intangible assets	38,316	36,519	32,402
Total operating expenses	439,581	219,149	210,926
Loss from operations	(267,152)	(9,738)	(3,286)
Interest income	328	5	31
Interest expense	(4,692)	(1,642)	(622)
Other income (expense), net	654	13	(36)
Loss from continuing operations before income taxes	(270,862)	(11,362)	(3,913)
Income tax benefit (expense)	14,713	(2,856)	(951)
Net loss from continuing operations	(256,149)	(14,218)	(4,864)
Net income (loss) from discontinued operations(1)(2)	(11,208)	(5,956)	11,040
Net income (loss)	$(267,357)	$(20,174)	$6,176

(1) Depreciation expense included in the above line items:
Service costs	$6,798	$9,594	$10,993
Sales and marketing	156	275	354
Product development	496	645	801
General and administrative	4,802	3,942	2,869
Discontinued operations	4,662	6,045	4,641
Total depreciation	$16,914	$20,501	$19,658

(2) Stock-based compensation included in the above line items:
Service costs	$1,422	$2,420	$2,424
Sales and marketing	683	3,823	5,114
Product development	4,745	3,835	4,942
General and administrative	12,016	12,525	14,709
Discontinued operations	2,949	4,781	4,179
Total stock-based compensation	$21,815	$27,384	$31,368

As a percentage of revenue:

	Year ended December 31,
	2014	2013	2012
Revenue:
Service revenue	79.9%	93.2%	100.0%
Product revenue	20.1%	6.8%	0.0%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets)	25.1%	24.5%	26.2%
Product costs	15.1%	4.7%	0.0%
Sales and marketing	11.6%	17.3%	18.8%
Product development	17.0%	15.4%	15.0%
General and administrative	29.2%	25.4%	26.0%
Goodwill impairment charge	134.7%	0.0%	0.0%
Amortization of intangible assets	22.2%	17.4%	15.6%
Total operating expenses	254.9%	104.7%	101.6%
Loss from operations	-154.9%	-4.7%	-1.6%
Interest income	0.2%	0.0%	0.0%
Interest expense	-2.8%	-0.7%	-0.3%
Other income (expense), net	0.4%	0.0%	0.0%
Loss from continuing operations before income taxes	-157.1%	-5.4%	-1.9%
Income tax benefit (expense)	8.5%	-1.4%	-0.5%
Net loss from continuing operations	-148.6%	-6.8%	-2.3%
Net income (loss) from discontinued operations	-6.5%	-2.8%	5.3%
Net income (loss)	-155.1%	-9.6%	3.0%

Revenue

Revenue by service line was as follows (in thousands):

	Year ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Content & Media revenue	$137,038	$195,080	$207,640	-30%	-6%
Marketplaces revenue	35,391	14,331	-	147%	N/A
Total revenue	$172,429	$209,411	$207,640

Content & Media Revenue

Content & Media revenue decreased by $58.0 million, a 30% decline to $137.0 million for the year ended December 31, 2014, as compared to $195.1 million for the same period in 2013. Visits decreased by 1%, to 4,004 million visits in the year ended December 31, 2014 from 4,032 million visits in the year ended December 31, 2013 primarily due to declines in desktop visits from eHow.com, Cracked.com and Livestrong.com, partially offset by mobile visit growth across most of our online properties and desktop visit growth from our international and customer web pages hosted by our content services. RPV decreased by 29%, to $34.22 in the year ended December 31, 2014 from $48.39 in the year ended December 31, 2013, primarily due to lower ad monetization yields from cost-per-click advertising, our strategic reduction in higher yielding direct sold display advertising, and a mix shift to lower ad monetizing visits from mobile and international users.

Content & Media revenue decreased by $12.6 million, a 6% decline to $195.1 million for the year ended December 31, 2013, as compared to $207.6 million for the same period in 2012. Visits increased 4%, to 4,032 million visits in the year ended December 31, 2013 from 3,861 million visits in the year ended December 31, 2012 primarily due to significant mobile visit growth across all of our online properties, partially offset by declines in desktop visits resulting from reductions in search engine referral traffic. RPV decreased by 10%, to $48.39 in the year ended December 31, 2013 from $53.78 in the year ended December 31, 2012, primarily due to lower revenue associated with less content delivered year-over-year under the YouTube Channels agreement as we satisfied our final content delivery requirements in the first quarter of 2013, as well as a decline in our Pluck and IndieClick businesses, and a mix shift to lower monetizing visits from mobile and international users.

Marketplaces Revenue

Marketplaces revenue increased by $21.1 million, a 147% increase to $35.4 million for the year ended December 31, 2014, as compared to $14.3 million for the same period in 2013. The number of transactions increased 158% to 715,343 in the year ended December 31, 2014 from 277,442 from the prior year period, driven primarily by a full year of results for Society6, which we acquired in June 2013. Average revenue per transaction was $49.47 for the year ended December 31, 2014, decreasing by 4% as compared to $51.65 in the prior year period due to a mix shift that includes lower priced product offerings on Society6.

Cost and Expenses

Operating costs and expenses were as follows (in thousands):

	Year ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Service costs (exclusive of amortization of intangible assets)	$43,325	$51,274	$54,304	-16%	-6%
Product costs	26,058	9,882	-	164%	N/A
Sales and marketing	20,046	36,275	38,948	-45%	-7%
Product development	29,387	32,185	31,190	-9%	3%
General and administrative	50,179	53,014	54,082	-5%	-2%
Goodwill impairment charge	232,270	-	-	N/A	N/A
Amortization of intangible assets	38,316	36,519	32,402	5%	13%

Service Costs

Service costs for the year ended December 31, 2014 decreased by approximately $7.9 million, or 16%, to $43.3 million compared to $51.3 million in the same period in 2013. The decrease was primarily due to a $2.8 million decrease in depreciation expense, a decrease of $2.4 million in ad serving costs, a decrease of $1.0 million in personnel related costs, including stock-based compensation, a $1.8 million decrease in traffic acquisition cost (“TAC”), a $1.7 million decrease in newly created content and a $0.1 million decrease in information technology expense. These factors were partially offset by a $1.9 million increase in content remediation related expenses.

Service costs for the year ended December 31, 2013 decreased by approximately $3.0 million, or 6%, to $51.3 million compared to $54.3 million in the same period in 2012. The decrease is primarily due to a $3.3 million decrease in content related expenses primarily associated with our YouTube Channels agreement, a $2.8 million decrease in TAC and a $1.4 million decrease in depreciation.  These factors were partially offset by an increase of $3.1 million in personnel related costs, including stock-based compensation and a $1.6 million increase in ad serving costs.

Product Costs

Product costs for the year ended December 31, 2014 increased by $16.2 million, or 164%, to $26.1 million compared to product costs of $9.9 million for the year ended December 31, 2013, primarily due to increased costs related to the higher volume of products sold on Society6.  The year ended December 31, 2014 represented a full year of product costs related to Society6, which was acquired in June 2013.

Sales and Marketing

Sales and marketing expenses decreased by $16.2 million, to $20.0 million for the year ended December 31, 2014 from $36.3 million for the same period in 2013. The decrease in expense was driven by a $13.1 million decrease in personnel and related costs, primarily due to our strategic shift away from direct advertising sales, a $2.6 million reduction in marketing and branding activities and a $0.5 million decrease in software licensing fees.

Sales and marketing expenses decreased $2.7 million, or 7%, to $36.3 million for the year ended December 31, 2013 from $38.9 million for the same period in 2012. The decrease is primarily due to a $1.3 million decrease in marketing and consulting activities, a $1.2 million decrease in personnel related costs, including stock-based compensation expense and a $0.1 million decrease in depreciation.

Product Development

Product development expenses decreased by $2.8 million, or 9%, to $29.4 million during the year ended December 31, 2014 compared to $32.2 million in the same period in 2013. The decrease was driven by a $2.5 million reduction in personnel related costs, including stock-based compensation expense and net of internal costs capitalized as internal software developments, as well as a $0.3 million decrease in consulting expense.

Product development expenses increased by $1.0 million, or 3%, to $32.2 million during the year ended December 31, 2013 compared to $31.2 million in the same period in 2012. The increase was largely due to a $1.6 million increase in personnel related costs, including stock-based compensation expense and net of internal costs capitalized as internal software development. These costs were partially offset by a decrease of $0.6 million in consulting expense.

General and Administrative

General and administrative expenses decreased by $2.8 million, or 5%, to $50.2 million during the year ended December 31, 2014 compared to $53.0 million in the same period in 2013. The decrease was primarily due to a decrease of $2.3 million in facilities and related costs, a decrease of $1.2 million in personnel and related costs and a decrease of $0.4 million in consulting costs, partially offset by an increase of $0.9 million in depreciation.

General and administrative expenses decreased by $1.1 million, or 2%, to $53.0 million during the year ended December 31, 2013 compared to $54.1 million in the same period in 2012. The decrease was primarily due to a decrease of $2.9 million in personnel and related costs, including stock-based compensation expense, and a decrease of $1.1 million in legal fees. These factors were partially offset by an increase of $2.0 million for rent and facilities expense, largely due to incremental expense associated with our new headquarters in Santa Monica, and an increase of $1.1 million in depreciation.

Amortization of Intangibles

Amortization expense for the year ended December 31, 2014 increased by $1.8 million, or 5%, to $38.3 million compared to $36.5 million in the same period in 2013. The increase is primarily due to additional amortization expense from intangible assets acquired from the Society6 acquisition in 2013, as well as an increase in accelerated amortization expense due to our content remediation efforts initiated in the fourth quarter of 2014, partially offset by lower amortization expense due to our removal of certain content in the fourth quarter of 2013, and reduced amortization due to business disposals.

Amortization expense for the year ended December 31, 2013 increased by $4.1 million, or 13%, to $36.5 million compared to $32.4 million in the same period in 2012. The increase is primarily due to additional amortization expense from intangible assets acquired in the acquisition of Society6 in 2013, as well as an increase in capitalized content assets.

Goodwill Impairment Charge

During the year ended December 31, 2014, we recorded a pretax impairment charge of $232.3 million on the carrying value of our goodwill based on the results of an interim assessment of impairment of the goodwill in our content and media reporting unit. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2014, and based on the results of the annual impairment test there were no additional goodwill impairment charges for the year ended December 31, 2014. We did not record any impairment charges during the corresponding 2013 and 2012 periods. See “—Critical Accounting Policies and Estimates—Goodwill” for additional details.

Interest Income

Interest income for the year ended December 31, 2014 increased by approximately $0.3 million compared to the same period in the prior year, primarily due to a higher average cash balance during 2014.

Interest income for the year ended December 31, 2013 remained relatively flat compared to the same period in the prior year.

Interest Expense

Interest expense for the year ended December 31, 2014 increased by $3.0 million as compared to the same period in 2013 primarily due to the increased balance outstanding and the $1.7 million write off of debt issuance costs associated with terminating our credit facility in November 2014.

Interest expense for the year ended December 31, 2013 increased by $1.0 million as compared to the same period in 2012 primarily due to the balance outstanding under the credit facility that we entered into during the third quarter of 2013.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2014 increased by $0.6 million compared to the same period in 2013, primarily due to a $0.8 million gain on sale from dispositions during the 2014 period.

Other income (expense), net for the year ended December 31, 2013 increased by less than $0.1 million.

Income Tax (Benefit) Provision

During the year ended December 31, 2014, we recorded an income tax benefit of $14.7 million compared to an income tax provision of $2.9 million during the year ended December 31, 2013, representing a $17.6 million decrease. The decrease was primarily due to a reduction of tax amortization of goodwill from the impairment of goodwill and its impact on our valuation allowance.

During the year ended December 31, 2013, we recorded an income tax provision of $2.9 million compared to $1.0 million during the same period in 2012, representing a $1.9 million increase. The increase was primarily due to an increase in the tax amortization of goodwill from acquisitions and its impact on our valuation allowance.

Selected Quarterly Financial Data

The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2014 and 2013, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2014	2014	2014	2014
	(In thousands, except per share data)
	Unaudited
Revenue:
Service revenue	$54,585	$52,849	$45,102	$42,733	$38,264	$36,397	$33,712	$29,338
Product revenue	-	-	5,643	8,499	6,792	6,680	7,603	13,643
Total revenue	$54,585	$52,849	$50,745	$51,232	$45,056	$43,077	$41,315	$42,981

Income (loss) from operations	$613	$907	$(4,956)	$(6,302)	$(5,708)	$(5,215)	$(239,316)	$(16,913)

Net income (loss) from continuing operations	$402	$(78)	$(6,526)	$(8,016)	$(8,946)	$(6,440)	$(222,533)	$(18,230)
Net income (loss) from discontinued operations	267	1,196	(3,914)	(3,505)	(2,010)	(7,892)	(1,306)	-
Net income (loss)	$669	$1,118	$(10,440)	$(11,521)	$(10,956)	$(14,332)	$(223,839)	$(18,230)

Earnings per share - basic and diluted(1)
Net income (loss) from continuing operations	$0.02	$(0.01)	$(0.36)	$(0.44)	$(0.49)	$(0.35)	$(11.62)	$(0.93)
Net income (loss) from discontinued operations	0.02	0.07	(0.22)	(0.20)	(0.11)	(0.43)	(0.07)	-
Net income (loss)	$0.04	$0.06	$(0.58)	$(0.64)	$(0.60)	$(0.78)	$(11.69)	$(0.93)

Weighted average number of shares - basic	17,324	17,474	17,954	18,062	18,171	18,286	19,151	19,622
Weighted average number of shares - diluted	17,549	17,474	17,954	18,062	18,171	18,286	19,151	19,622
(1)	For a description of the method used to compute our basic and diluted net income (loss) per share, refer to note 7 in Part II, Item 6, “Selected Financial Data.”

Seasonality of Quarterly Results

Our Content & Media service offering is affected by seasonal fluctuations in internet usage and our Marketplaces service offering is affected by traditional retail seasonality as well as seasonal fluctuations in internet usage. Internet usage generally slows during the summer months while our online marketplaces generally experience increased sales activity during the fourth quarter holiday season. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

Liquidity and Capital Resources

As of December 31, 2014, we had $47.8 million of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our previous credit facilities. We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions and invest in our platforms, technologies, intangible assets or new business opportunities, we may need to raise additional funds by entering into a new credit facility or through the issuance of equity, equity-related or debt securities. We currently have a shelf registration statement on file with the SEC that is effective through October 2015 which we may use to offer and sell debt or equity securities with an aggregate offering price not to exceed $100.0 million.

In November 2014, we repaid all amounts outstanding under our Credit Agreement, dated August 29, 2013, with Silicon Valley Bank, as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement”) and terminated the Credit Agreement and the related Guarantee and Collateral Agreement. The Credit Agreement had provided for a $100.0 million senior secured term loan facility and a $125.0 million senior secured revolving loan facility, each of which was scheduled to mature on August 29, 2018. Under the Credit Agreement, loans bore interest at an annual rate based on LIBOR or a base rate, and we were required to pay a commitment fee between 0.20% and 0.40% per annum on the undrawn portion available under the revolving loan facility. The Credit Agreement contained customary events of default and affirmative and negative covenants, including certain financial maintenance covenants. At the time of termination, there was approximately $73.8 million outstanding under the term loan facility, no principal balance outstanding under the revolving loan facility and an outstanding standby letter of credit with a face amount of approximately $1.4 million. We used cash on hand to pay all outstanding principal, interest and other amounts owing under the Credit Agreement as of the termination date and to cash collateralize the outstanding standby letter of credit. In connection with the termination of the Credit Agreement, during the quarter ended December 31, 2014, we recorded a non-cash expense of $1.7 million from the acceleration of unamortized debt issuance costs. We do not currently have a line of credit available.

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

Since our inception, we have used significant cash to make strategic acquisitions to grow our business, including the acquisitions of Society6 in June 2013 and Saatchi Art in August 2014. We acquired Saatchi Art for total consideration, after giving effect to working capital adjustments as of the closing date, of approximately $4.8 million in cash and 1,049,959 shares of our common stock, in addition to certain liabilities that we assumed in the merger. In July 2014, we sold our Creativebug business for $10.0 million in cash, of which $1.0 million is being held in escrow until the first anniversary of the Creativebug closing, and our CoveritLive business for $4.5 million in cash and a promissory note with a principal amount of $5.6 million. In addition, in February 2015 we sold our Pluck social media business for $3.8 million in cash after working capital adjustments. We may make further acquisitions and dispositions in the future.

Subsequent to the filing of our Form 10-Q for the third quarter of 2014, we determined that certain gTLD transactions were  misclassified in the Consolidated Statement of Cash Flows for the nine-months ended September 30, 2014. The misclassification primarily related to deposits made for certain gTLD auctions just prior to the spin-off of Rightside. These cash flows were improperly recorded as a change in Accounts Receivable within Operating activities whereas the transactions should have been classified as Payments for gTLD applications within Investing activities. The classification error understated our third quarter net cash provided by operating  activities by $3.4 million, and understated net cash used in investing activities by the same amount. This classification error relates entirely to activities of our discontinued operations, the spun-off Rightside business. We assessed the materiality of the error on its previously issued quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the error was not material to the consolidated financial statements taken as a whole. As such, we have corrected this error in preparing the Consolidated Statement of Cash Flows for the year ended December 31, 2014.  Further, the Company will revise the Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 when that statement is included in its 2015 third quarter Form 10-Q filing.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations. Cash used in investing activities has historically been, and is expected to be, impacted by our ongoing investments in our platforms, company infrastructure and equipment. The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Year ended December 31,
	2014	2013	2012
Net cash provided by operating activities	34,661	76,163	90,983
Net cash used in investing activities	(14,921)	(114,535)	(67,482)
Net cash provided by (used in) financing activities	(125,418)	89,030	(6,566)

Cash Flow from Operating Activities

Year ended December 31, 2014

Net cash inflows from our operating activities was $34.7 million, a decrease of $41.5 million, or 54%, compared to the prior year. Our net loss during the period was $267.4 million, which included non-cash charges of $232.3 million for goodwill impairment and $82.9 million related to depreciation, amortization, stock-based compensation and debt extinguishment, partially offset by deferred taxes, gain on disposals, gain on other assets, net and other of $22.6 million. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, including changes in accounts receivable and deferred revenue of $22.8 million, offset in part by changes in accounts payable and accrued expenses, deferred registration costs, other long term assets and deposits with registries of $13.3 million. The increase in our deferred revenue was primarily due to growth in our former registrar service during the period. The decrease in accrued expenses is reflective of increases in amounts due to certain vendors and our employees resulting from growth in our business, while the change in our accounts receivable and accounts payable was primarily due to the timing of payments and collections.

Year ended December 31, 2013

Net cash inflows from our operating activities was $76.2 million, a decrease of $14.8 million, or 16%, compared to the prior year. Our net loss during the period was $20.2 million, which included non-cash charges of $96.2 million related to depreciation, amortization, stock-based compensation, gain on other assets, net, deferred taxes and other, partially offset by gain on other assets, net and other of $5.1 million. The remainder of the movement in our cash flow from operating activities was from changes in our working capital, including changes in accounts receivable, deferred revenue and accounts payable of $24.8 million offset in part by changes in prepaid expenses and other current assets, accrued expenses, other long-term assets, deferred registration costs, and deposits with registries of $19.6 million. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our former registrar business during the period, while the decrease in our accounts receivable balances was primarily due to timing of collections.

Year ended December 31, 2012

Net cash inflows from our operating activities was $91.0 million, an increase of $5.6 million, or 7%, compared to the prior year. Our net income during the period was $6.2 million, which included non-cash charges of $93.4 million related to depreciation, amortization, stock-based compensation, deferred taxes and other. The remainder of the movement in our cash flow from operating activities was from changes in our working capital, including changes in deferred revenue, accounts payable, deposits with registries, prepaid expenses, other current assets and accrued expenses of $12.4 million, offset by changes in accounts receivable and deferred registration costs of $21.0 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our former registrar business during the period. The increase in accrued expenses is reflective of increases in amounts due to certain vendors and our employees resulting from growth in our business. The increase in our accounts receivable reflects growth in advertising revenue including a higher mix of balances from brand advertising sales.
Cash Flow from Investing Activities

Years ended December 31, 2014, 2013 and 2012

Net cash used in investing activities was $14.9 million, $114.5 million and $67.5 million during the years ended December 31, 2014, 2013 and 2012, respectively, primarily relating to cash used to purchase property and equipment and intangible assets, cash received or used in connection with acquisitions and dispositions of businesses, and payments relating to our investment in gTLDs in connection with our former domain name business. Cash used in investing activities during the years ended December 31, 2014, 2013 and 2012, respectively, included investments in intangible assets, primarily comprised of media content, of $5.7 million, $16.8 million and $13.2 million, and investments in property and equipment, primarily comprised of investments in servers and IT equipment, fixtures and fittings, leasehold improvements and internally developed software, of $8.9 million, $26.7 million and $17.7 million. Cash flows from investing activities for the year ended December 31, 2014 included cash inflows of $13.7 million from the sales of businesses, including Creativebug and CoverItLive, as well as outflows of $2.2 million cash as partial consideration to acquire Saatchi Art and $3.1 million of restricted cash comprised of a $1.7 million holdback amount paid by us as part of the Saatchi Art consideration and $1.4 million for a standby letter of credit we cash collateralized in connection with the payment arrangement for our Santa Monica office lease. Cash flows used in investing activities during the year ended December 31, 2013 included $73.6 million of cash paid as partial consideration to acquire Society6 and Creativebug. Cash flows used in investing activities during the year ended December 31, 2012 included $17.5 million of cash for acquisitions, which primarily related to our acquisition of Name.com in fiscal 2012 and also included $1.3 million of deferred consideration for acquisitions made in prior years. In connection with our former domain name business, we made net payments for gTLD applications of $15.8 million, $3.9 million and $18.2 million during the years ended December 31, 2014, 2013 and 2012, respectively, and we received cash proceeds of $6.1 million and $5.6 million from the withdrawals of our interest in certain gTLD applications during the years ended December 31, 2014 and 2013, respectively.

Cash Flow from Financing Activities

Years ended December 31, 2014, 2013 and 2012

Net cash provided by (used in) financing activities was $(125.4) million, $89.0 million and $(6.6) million during the years ended December 31, 2014, 2013 and 2012, respectively. Cash provided by financing activities for the year ended December 31, 2013, primarily consists of net borrowings of $96.3 million under the credit facility we entered into in August 2013. We also incurred debt issuance costs of $1.9 million related to the credit facility during the year ended December 31, 2013. Cash used in financing activities during the year ended December 31, 2014, primarily includes $96.3 million used to repay all remaining amounts outstanding under our credit facility and $24.1 million used to capitalize Rightside in connection with the Separation. We also used $1.9 million during the year ended December 31, 2014 to fund acquisition holdbacks related to our acquisitions of Name.com, Creativebug and Society6. In addition, during the years ended December 31, 2013 and 2012, we repurchased 0.6 million and 1.1 million shares of common stock under our share repurchase plan at a cost of $4.8 million and $8.9 million, respectively. No shares were repurchased during the year ended December 31, 2014. During the years ended December 31, 2014, 2013 and 2012, we also received proceeds of $0.5 million, $4.7 million and $12.5 million, respectively, from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan, and we incurred $2.9 million, $4.6 million and $9.5 million, respectively, of costs related to net taxes paid on employee stock options exercises and RSUs vesting.

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2014, 2013 and 2012, we used $8.9 million, $26.7 million and $17.7 million, respectively, in cash to fund capital expenditures to create internally developed software, fund leasehold improvements and purchase servers, IT equipment and fixtures and fittings. We currently anticipate making capital expenditures of between $5.0 million and $10.0 million during the year ending December 31, 2015.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2014 (in thousands):

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Operating lease obligations	$2,879	$8,373	$1,490	$-	$12,742
Capital lease obligations	61	-	-	-	61
Total contractual obligations	$2,940	$8,373	$1,490	$-	$12,803

Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various non-cancelable operating leases that expire between March 2015 and February 2020.

At December 31, 2014, we had a cash collateralized standby letter of credit for approximately $1.4 million associated with a payment arrangement with the landlord of the office space we lease in Santa Monica.

Indemnifications

In the normal course of business, we have made certain indemnities under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware, indemnifications related to lease agreements and indemnifications to sellers or buyers in connection with acquisitions and dispositions, respectively. In addition, certain of our advertiser and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have not recorded liability for any of these indemnities.

Recent Accounting Pronouncements

See Note 2 of our Notes to Consolidated Financial Statements included in Part III, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation, and concentration of credit risk. To reduce and manage these risks, we assess the financial condition of our large advertising network providers, large direct advertisers and their agencies and other large customers when we enter into or amend agreements with them and limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, are readily convertible into cash and that mature within three months from the date of purchase.

Foreign Currency Exchange Risk

While relatively small, we have operations and generate revenue from sources outside the United States. We have foreign currency risks related to our revenue being denominated in currencies other than the U.S. dollar, principally in the Euro and British Pound Sterling and a relatively smaller percentage of our expenses being denominated in such currencies. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings or losses. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not currently have a material impact on our results of operations. However, if our international operations grow, our risks associated with fluctuation in currency rates would become greater, and we intend to continue to assess our approach to managing this risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Concentrations of Credit Risk

As of December 31, 2014, our cash and cash equivalents were maintained primarily with six major U.S. financial institutions and two foreign banks. We also maintained cash balances with two Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Advertising network partners that accounted for more than 10% of our consolidated accounts receivable balance were as follows:

	Year ended
	December 31,
	2014	2013
Google	42%	27%

Item 8.	Financial Statements and Supplementary Data

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Senior Vice President, Accounting and interim Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2014, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Senior Vice President, Accounting and interim Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders (the “2015 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

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
2.1

Securities Purchase Agreement, dated as of June 20, 2013, by and among Demand Media, Inc., Society6, the Sellers and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 2013)

2.2

Asset Purchase Agreement, dated as of July 9, 2014, by and among Demand Media, Inc., CB Acquisition LLC, and Otter Media Holdings (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2014)

2.3

Separation and Distribution Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

2.4

Agreement and Plan of Merger, dated as of August 8, 2014, by and among Demand Media, Inc., Gallery Merger Sub, Inc., Saatchi Online, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2014)

3.1

Amended and Restated Certificate of Incorporation of Demand Media, Inc., as amended effective August 1, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 29, 2014)

3.2		Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
4.1		Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014)
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

10.9	†

Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.10	†

Employment Agreement, dated as of August 8, 2014, by and between Demand Media, Inc. and Sean Moriarty (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014)

10.11	†

Amended and Restated Employment Agreement, dated as of August 8, 2014, by and between Demand Media, Inc. and Shawn Colo (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014)

10.12	†

Amended and Restated Employment Agreement between Demand Media, Inc. and Mel Tang, dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.13	†

Consulting Agreement by and among Demand Media, Inc. and Mel Tang, dated November 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014)

10.14	†	Employment Agreement between Demand Media, Inc. and Rachel Glaser, dated as of March 4, 2015 (filed herewith)
10.15	†	Amended and Restated Employment Agreement between Demand Media, Inc. and Peter Kim, dated as of March 4, 2015 (filed herewith)
10.16	†	Employment Agreement between Demand Media, Inc. and Brian Pike, dated as of October 14, 2014 (filed herewith)
10.17	†	Second Amended and Restated Employment Agreement between Demand Media, Inc. and Julie Campistron, dated as of November 1, 2013 (filed herewith)
10.17A	†	First Amendment to Second Amended and Restated Employment Agreement between Demand Media, Inc. and Julie Campistron, dated as of April 30, 2014 (filed herewith)
10.17B	†	Second Amendment to Second Amended and Restated Employment Agreement between Demand Media, Inc. and Julie Campistron, dated as of December 1, 2014 (filed herewith)
10.18	†	Amended and Restated Employment Agreement between Demand Media, Inc. and Frederick Boecker, dated as of November 7, 2014 (filed herewith)
10.19	†	Second Amended and Restated Employment Agreement between Demand Media, Inc. and Daniel Weinrot, dated as of December 1, 2014 (filed herewith)
10.20

Google Services Agreement entered into by Google Inc. and Demand Media, Inc., effective as of November 1, 2014 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015)

10.20A

Amendment Number One to Google Services Agreement between Google Inc. and Demand Media, Inc., dated February 6, 2015 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015)

10.21

Transition Services Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.22

Employee Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.23

Tax Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.24

Intellectual Property Assignment and License Agreement between Demand Media, Inc. and Rightside Operating Co., dated as of July 30, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.25	†	Demand Media, Inc. Outside Director Compensation Program (filed herewith)
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
21.1		List of subsidiaries of Demand Media, Inc. (filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS		XBRL Instance Document (filed herewith)
101.SCH		XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
† Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEMAND MEDIA, INC.
By:	/s/ SEAN MORIARTY
SEAN MORIARTY Chief Executive Officer

Date: March 16, 2015

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean Moriarty and Daniel Weinrot, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, solely for the purposes of filing any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ SEAN MORIARTY Sean Moriarty	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
/S/ PETER KIM Peter Kim	Senior Vice President, Accounting and interim Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
/S/ JAMES QUANDT James Quandt	Chairman of the Board	March 16, 2015
/S/ PETER GUBER Peter Guber	Director	March 16, 2015
/S/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 16, 2015
/S/ JOHN A. HAWKINS John A. Hawkins	Director	March 16, 2015
/S/ VICTOR E. PARKER Victor E. Parker	Director	March 16, 2015
/S/ BRIAN REGAN Brian Regan	Director	March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Demand Media, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Demand Media, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 16, 2015

Demand Media, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$47,820	$153,511
Accounts receivable, net	14,504	33,301
Prepaid expenses and other current assets	7,447	7,826
Deferred registration costs	-	66,273
Total current assets	69,771	260,911
Deferred registration costs, less current portion	-	12,514
Property and equipment, net	22,836	42,193
Intangible assets, net	40,535	88,766
Goodwill	10,358	347,382
Other assets	6,055	25,322
Total assets	$149,555	$777,088
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,762	$12,814
Accrued expenses and other current liabilities	24,225	34,679
Deferred tax liabilities	-	22,415
Current portion of long-term debt	-	15,000
Deferred revenue	3,569	84,955
Total current liabilities	32,556	169,863
Deferred revenue, less current portion	114	16,929
Deferred tax liability	334	3,112
Other liabilities	1,709	9,929
Long-term debt	-	81,250
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 20,543 issued and 19,741 shares outstanding at December 31, 2014 and 18,944 issued and 18,142 shares outstanding at December 31, 2013	2	11
Additional paid-in capital	497,809	611,028
Accumulated other comprehensive income (loss)	(76)	502
Treasury stock at cost, 802 at December 31, 2014 and 2013	(30,767)	(30,767)
Accumulated deficit	(352,126)	(84,769)
Total stockholders’ equity	114,842	496,005
Total liabilities and stockholders’ equity	$149,555	$777,088

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenue:
Service revenue	$137,711	$195,269	$207,640
Product revenue	34,718	14,142	-
Total revenue	172,429	209,411	207,640
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	43,325	51,274	54,304
Product costs	26,058	9,882	-
Sales and marketing	20,046	36,275	38,948
Product development	29,387	32,185	31,190
General and administrative	50,179	53,014	54,082
Goodwill impairment charge	232,270	-	-
Amortization of intangible assets	38,316	36,519	32,402
Total operating expenses	439,581	219,149	210,926
Loss from operations	(267,152)	(9,738)	(3,286)
Interest income	328	5	31
Interest expense	(4,692)	(1,642)	(622)
Other income (expense), net	654	13	(36)
Loss from continuing operations before income taxes	(270,862)	(11,362)	(3,913)
Income tax benefit (expense)	14,713	(2,856)	(951)
Net loss from continuing operations	(256,149)	(14,218)	(4,864)
Net income (loss) from discontinued operations	(11,208)	(5,956)	11,040
Net income (loss)	$(267,357)	$(20,174)	$6,176

Earnings per share - basic and diluted
Net loss from continuing operations	$(13.66)	$(0.80)	$(0.28)
Net income (loss) from discontinued operations	(0.60)	(0.34)	0.65
Net income (loss)	$(14.26)	$(1.14)	$0.37

Weighted average number of shares - basic and diluted	18,745	17,707	16,910

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$(267,357)	$(20,174)	$6,176
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13)	(75)	(44)
Unrealized gain on marketable securities available-for-sale, net of tax expense of ($344)	-	562	-
Realized gain on marketable securities available-for-sale, net of tax expense of $344	(565)	-	-
Other comprehensive income (loss), net of tax	(578)	487	(44)
Comprehensive income (loss)	$(267,935)	$(19,687)	$6,132

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital amount	Treasury stock	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2011	16,721	$10	$528,032	$(17,064)	$59	$(70,771)	$440,266
Issuance of stock under employee stock awards and other, net	886	1	8,352	-	-	-	8,353
Stock option windfall tax benefits	-	-	(41)	-	-	-	(41)
Stock-based compensation	-	-	26,882	-	-	-	26,882
Termination of warrants	-	-	(533)	-	-	-	(533)
Repurchases of common stock to be held in treasury	(221)	-	-	(8,868)	-	-	(8,868)
Foreign currency translation adjustment	-	-	-	-	(44)	-	(44)
Net income	-	-	-	-	-	6,176	6,176
Balance at December 31, 2012	17,386	$11	$562,692	$(25,932)	$15	$(64,595)	$472,191
Issuance of stock under employee stock awards and other, net	452	-	7,059	-	-	-	7,059
Stock option windfall tax benefits	-	-	88	-	-	-	88
Stock-based compensation	-	-	24,908	-	-	-	24,908
Unrealized gain on marketable securities	-	-	-	-	562	-	562
Issuance of common stock for acquisitions	416	-	16,281	-	-	-	16,281
Repurchases of common stock to be held in treasury	(112)	-	-	(4,835)	-	-	(4,835)
Foreign currency translation adjustment	-	-	-	-	(75)	-	(75)
Net loss	-	-	-	-	-	(20,174)	(20,174)
Balance at December 31, 2013	18,142	$11	$611,028	$(30,767)	$502	$(84,769)	$496,005
Issuance of stock under employee stock awards and other, net	549	-	344	-	-	-	344
Stock-based compensation	-	-	20,202	-	-	-	20,202
Issuance of common stock for acquisitions	1,050	-	10,258	-	-	-	10,258
Spin-off of Rightside, Ltd.	-	-	(144,032)	-	-	-	(144,032)
Reverse split	-	(9)	9	-	-	-	-
Realized gain on marketable securities	-	-	-	-	(565)	-	(565)
Foreign currency translation adjustment	-	-	-	-	(13)	-	(13)
Net loss	-	-	-	-	-	(267,357)	(267,357)
Balance at December 31, 2014	19,741	$2	$497,809	$(30,767)	$(76)	$(352,126)	$114,842

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(267,357)	$(20,174)	$6,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,473	64,910	60,334
Deferred income taxes	(14,409)	3,901	2,196
Stock-based compensation	21,815	27,384	31,368
Goodwill impairment charge	232,270	—	—
Gain on disposals	(795)	—	—
Gain on other assets, net	(5,745)	(4,232)	—
Extinguishment of debt	1,656	—	—
Other	(1,650)	(861)	(479)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	10,844	12,393	(12,191)
Prepaid expenses and other current assets	(145)	(375)	1,048
Deferred registration costs	(8,876)	(9,780)	(8,847)
Deposits with registries	(259)	(914)	721
Other long-term assets	(585)	(2,572)	74
Accounts payable	(2,192)	2,973	121
Accrued expenses and other liabilities	(1,341)	(5,960)	5,788
Deferred revenue	11,957	9,470	4,674
Net cash provided by operating activities	34,661	76,163	90,983
Cash flows from investing activities
Purchases of property and equipment	(8,918)	(26,746)	(17,708)
Purchases of intangible assets	(5,688)	(16,772)	(13,237)
Payments for gTLD applications, net	(15,829)	(3,949)	(18,202)
Proceeds from gTLD withdrawals, net	6,105	5,616	—
Cash received from disposal of business, net of cash disposed	13,696	—	—
Cash paid for acquisitions, net of cash acquired	(2,240)	(73,626)	(17,480)
Restricted cash	(3,064)	—	—
Other	1,017	942	(855)
Net cash used in investing activities	(14,921)	(114,535)	(67,482)
Cash flows from financing activities
Long-term debt borrowings	-	96,250	-
Long-term debt repayments	(96,250)	-	-
Proceeds from exercises of stock options and contributions to ESPP	478	4,746	12,467
Repurchases of common stock	—	(4,835)	(8,869)
Debt issuance costs	—	(1,936)	(144)
Net taxes paid on RSUs and options exercised	(2,902)	(4,576)	(9,496)
Cash distribution related to spin-off	(24,145)	-	-
Cash paid for acquisition holdback	(1,945)	-	-
Other	(654)	(619)	(524)
Net cash provided by (used in) financing activities	(125,418)	89,030	(6,566)
Effect of foreign currency on cash and cash equivalents	(13)	(80)	(37)
Change in cash and cash equivalents	(105,691)	50,578	16,898
Cash and cash equivalents, beginning of period	153,511	102,933	86,035
Cash and cash equivalents, end of period	$47,820	$153,511	$102,933

Supplemental disclosure of cash flows
Cash paid for interest	$2,296	$849	$414
Cash paid for taxes	$104	$99	$916
Stock issued for acquisitions	$10,258	$16,281	$-
Holdback liability related to acquisitions	$1,700	$8,247	$-
Notes received for disposal	$4,946	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Company Background and Overview

Demand Media, Inc. (“Demand Media” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified Internet company with leading online media properties and marketplace platforms that enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two service offerings, Content & Media and Marketplaces.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates the domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split with respect to all of our outstanding and treasury shares of common stock, which is reflected retrospectively throughout the consolidated financial statements.

Content & Media

Our Content & Media service offering includes a leading online content creation platform that publishes content to our owned and operated online properties as well as to online properties operated by our customers. Through our innovative content creation platform, DemandStudios.com, a large community of qualified freelance professionals utilizes propriety technology and automated workflow processes to identify valuable topics and then create high-quality content in text, video, photography and designed visual formats. This content is published to our leading owned and operated online properties across several key categories, including eHow.com, a how-to reference destination, and Livestrong.com, a health and healthy living destination. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven text articles, video series and blogs created by our in-house editorial staff, comedians and website enthusiasts. Our content creation studio also provides and publishes content for third-party brands, publishers and advertisers as part of our Content Solutions service.

Marketplaces

Through our Marketplaces service offering, we operate two leading artist marketplaces where large communities of artists can market and sell original artwork or original designs printed on a wide variety of products. Society6.com, which we acquired in June 2013, provides artists with an online commerce platform to feature and sell their original designs on art prints, phone and tablet cases, t-shirts and other consumer products. SaatchiArt.com, which we acquired in August 2014, is an online art gallery featuring a wide selection of original paintings, drawings, sculpture and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

2. Basis of Presentations and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

In 2014, we began separately reporting product revenue and product costs. As a result of our acquisition of Society6 in June 2013, these amounts are now more significant to us and, accordingly, are shown as separate captions under revenue and operating expenses, respectively, on the consolidated statement of operations. Immaterial amounts in 2013 have been reclassified to conform to the 2014 presentation.

Our common stock share information and related per share amounts included in the consolidated financial statements have been adjusted retroactively for all periods presented to reflect the 1-for-5 reverse stock split of our common stock that was effected on August 1, 2014.

The financial results of Rightside are presented as discontinued operations in our statements of operations for all periods presented. Our statements of cash flows are presented on a combined basis, including continuing and discontinued operations. Unless it is otherwise disclosed, all other disclosures in our consolidated financial statements are related to our continuing operations.

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

Social Media Services. We configure, host, and maintain our platform social media services under private-labeled versions of software for commercial customers. We earn revenue from our social media services through recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. Due to the fact that social media services customers have no contractual right to take possession of our private-labeled software, we account for our social media services revenue as service arrangements. Social media services revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred and no significant obligations remain, the selling price is fixed or determinable, and collectability is reasonably assured. During February 2015, we sold our Pluck social Media business. We received cash of $3.8 million after purchase price adjustments.

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

Marketplaces

Art Commissions Revenue. We generate service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales and other taxes are not included in revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Product Revenue

Marketplaces

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns based on historical experience. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. Revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. Product revenue is recognized net of sales allowances and return allowances. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT’), sales and other taxes are not included in revenue, as we are a pass-through conduit for collecting and remitting any such taxes.

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs relating to in-house editorial, customer service, information technology, as well as revenue-sharing arrangements, such as content creator revenue-sharing arrangements.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties and personnel costs.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue. Associated costs are recorded in service costs or product costs.

Accounts Receivable

Accounts receivable primarily consist of amounts due from:

●

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

●

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

●

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

●

Customers who syndicate our content over their websites in exchange for a share of related advertising revenue. Accounts receivable from these customers are recorded as the revenue share as reported by the underlying customers and are generally due within 30 to 45 days; and

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables from our customers based on our best estimate of the amount of probable losses in existing accounts receivable. We determine the allowance based on an analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. In addition, past due balances over 60 days and specific other balances are reviewed individually for collectability at least quarterly.

The allowance for doubtful account activity is as follows (in thousands):

	Balance at	Charged to		Balance at
	beginning of	costs and	Write-offs, net	end of
	period	expenses	of recoveries	Period
December 31, 2014	$340	$-	$(122)	$218
December 31, 2013	$369	$61	$(90)	$340
December 31, 2012	$419	$75	$(125)	$369

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is amortized over three years, software is amortized over two to three years, and furniture and fixtures are amortized over five years. Leasehold improvements are amortized straight-line over the shorter of the remaining lease term or the estimated useful lives of the improvements ranging from one to ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from our financial statements with the resulting gain or loss reflected in our results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, we will record a loss on disposal of the property and equipment, which is computed as difference between the sales price, if any, and the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

Intangible Assets — Media Content

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

Capitalized media content is amortized on a straight-line basis over its useful life, which is typically five years, representing our estimate of when the underlying economic benefits are expected to be realized and based on our estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of such content. These estimates are based on our plans and projections, comparison of the economic returns generated by our content with content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying consolidated statement of operations and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the accompanying consolidated statements of cash flows.

Google, Yahoo! and Bing, are the largest provider of search engine referrals to the majority of our online properties, they regularly deploy changes to their search engine algorithms, some of which have led us to experience fluctuations in the total number of Google search referrals to our owned and operated online properties and our customers’ online properties. To date, the overall impact of these changes on our owned and operated websites was negative primarily due to a decline in traffic to eHow.com, our largest website. In response to changes in search engine algorithms since 2011, we have performed evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in $7.7 million, $2.4 million, $2.1 million and $5.9 million of related accelerated amortization expense in 2014, 2013, 2012 and 2011, respectively. We expect to remove additional content over the next year, which may result in significant additional accelerated amortization in the periods such actions occur.

Intangibles Assets — Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, artist relationships, customer relationships, technology, media content, and content publisher relationships. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. In light of recent revenue declines we have evaluated certain of our long-lived assets for impairment, however, through December 31, 2014, we have identified no such impairment losses. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2014, we determined that we have two reporting units. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then a second step is performed to measure the amount of the impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks.

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Due to unexpected revenue declines in the third quarter of 2014 attributable to lower traffic and monetization yield on certain of our Content & Media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, including as of September 30, 2014, we performed an interim assessment of impairment of the goodwill in our Content & Media reporting unit in the third quarter of 2014. Based on our analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Content & Media reporting unit and as a result, we determined that the implied fair value of the goodwill in the Content & Media reporting unit was zero. Accordingly, we recorded a $232.3 million goodwill impairment charge during the third quarter of 2014, which is included in Goodwill impairment charge in the Consolidated Statements of Operations. We determined the fair value of the Content & Media reporting unit using the combination of an income and market approach.  The income approach relies on the present value of estimated future cash flows of the business, discounted using a rate appropriately reflecting the risks inherent in the cash flows.  The market approach relies on market data of other public companies which the company deemed comparable in operations to the Content & Media reporting unit, as well as the Company's own market capitalization. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2014, and determined that no further impairment of goodwill existed at December 31, 2014.

Operating Leases

For operating leases that include rent-free periods or escalation clauses over the term of the lease, we recognize rent expense on a straight-line basis and the difference between expense and amounts paid are recorded as deferred rent in current and long-term liabilities.

Advertising Costs

Advertising costs are expensed as incurred and generally consist of Internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our consolidated statements of operations. Advertising expense was $2.2 million, $2.5 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Under the Demand Media Employee Stock Purchase Plan (“ESPP”), during any offering period, eligible officers and employees can purchase a limited amount of Demand Media’s common stock at a discount to the market price in accordance with the terms of the plan. We use the Black-Scholes-Merton option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period. The current offering period commenced in November 2014.

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

Product Development and Software Development Costs

Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $12.0 million (net of $24.7 million accumulated amortization) and $17.6 million (net of $30.8 million accumulated amortization) as of December 31, 2014 and 2013, respectively.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is increased for cumulative preferred stock dividends earned during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. RSUs and other restricted awards are considered outstanding common shares and included in the computation of basic income (loss) per share as of the date that all necessary conditions of vesting are satisfied. RSUs, stock options and stock issued pursuant to the ESPP are excluded from the diluted net income (loss) per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2014 and 2013, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2014, 2013 and 2012, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were not significant.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities. For our term loans and revolving loan facility, the carrying amounts approximate fair value because they bear interest at variable rates that approximate fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. (Refer to Note 13 for additional information).

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the unaudited consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. The financial results of Rightside are presented as discontinued operations in our accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012. (Refer to Note 14 for additional information).

Our policy for discontinued operations reflects a revised standard on reporting discontinued operations and disclosures of disposals of components of an entity issued by the Financial Accounting Standards Board in April 2014, which changed the criteria for reporting a discontinued operation. The revised standard applies prospectively to new disposals and new held-for-sale classifications of components of an entity that occur after the date of adoption. We elected to early adopt the standard in the second quarter of 2014. Accordingly, under the guidelines of the revised standard, the operations of our Creativebug and CoveritLive businesses, which we classified as held-for-sale in the second quarter of 2014, were not reported as discontinued operations because we concluded that they were not individually significant components of our operations and therefore did not meet the definition of a discontinued operation under the new guidance. We sold our Creativebug business in July 2014 and received $10.0 million in cash, inclusive of $1.0 million held in escrow for one year from the closing date as a holdback amount to cover indemnity claims, resulting in a gain on sale of $0.2 million. We also sold our CoveritLive business in July 2014 and received $4.5 million of cash and promissory note with a principal amount of $5.6 million, resulting in a gain on sale of $0.6 million. Under our prior accounting policy for discontinued operations, the impact of these disposition transactions would have been to reclassify the following activity in our consolidated statements of operations from continuing operations to discontinued operations (in thousands):

Year ended December 31, 2014
Service revenue	$1,842
Service costs	1,038
Sales and marketing	559
Product development	1,432
General and administrative	889
Amortization of intangible assets	890
Loss before income taxes	(2,966)
Income tax benefit	202
Net income (loss)	$(2,764)

Assets Held-For-Sale

We report a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is probable and anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on long-lived assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the unaudited consolidated balance sheet and major classes are separately disclosed in the notes to the unaudited consolidated financial statements commencing in the period in which the business is classified as held-for-sale.

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

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Computers and other related equipment	$28,776	$43,010
Purchased and internally developed software	48,875	65,632
Furniture and fixtures	3,004	3,868
Leasehold improvements	7,591	9,075
	88,246	121,585
Less accumulated depreciation	(65,410)	(79,392)
Property and equipment, net	$22,836	$42,193

At December 31, 2014 and 2013, total software under capital lease and vendor financing obligations consisted of $3.8 million and $3.8 million with accumulated amortization of $3.7 million and $3.0 million, respectively. Amortization expense for assets under capital lease and vendor financing obligations for the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $0.7 million and $0.7 million, respectively.

Depreciation expense for the periods shown is classified as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Service costs	$6,798	$9,594	$10,993
Sales and marketing	156	275	354
Product development	496	645	801
General and administrative	4,802	3,942	2,869
Discontinued operations	4,662	6,045	4,641
Total depreciation	$16,914	$20,501	$19,658

As a result of the shortening our estimated useful lives for certain assets, we recorded accelerated depreciation expense of approximately $1.3 million, $0.8 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life (years)
Customer relationships	$9,569	$(8,730)	$839	4.1
Artist Relationships	11,719	(4,796)	6,923	4.1
Media content	103,415	(80,249)	23,166	5.0
Technology	27,770	(23,293)	4,477	6.2
Non-compete agreements	253	(146)	107	3.2
Trade names	10,478	(5,467)	5,011	10.3
Content publisher relationships	2,092	(2,080)	12	5.0
	$165,296	$(124,761)	$40,535

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Weighted average useful life (years)
Owned website names	$22,370	$(14,684)	$7,686	4.7
Customer relationships	32,462	(26,026)	6,436	5.5
Artist Relationships	9,867	(1,507)	8,360	3.0
Media content	143,756	(95,687)	48,069	5.0
Technology	37,832	(30,165)	7,667	4.1
Non-compete agreements	1,159	(294)	865	3.4
Trade names	15,742	(6,444)	9,298	12.6
Content publisher relationships	2,092	(1,707)	385	5.0
	$265,280	$(176,514)	$88,766

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification is shown below (in thousands):

	Year ended December 31,
	2014	2013	2012
Service costs	$28,523	$28,974	$26,501
Sales and marketing	4,733	1,987	881
Product development	4,212	4,884	4,272
General and administrative	847	674	749
Discontinued operations	4,244	7,890	8,273
Total depreciation	$42,559	$44,409	$40,676

Service costs for the years ended December 31, 2014, 2013 and 2012 includes an accelerated amortization charge of $7.7 million, $3.1 million and $2.1 million, respectively, as a result of the removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2014 is as follows (in thousands):

Estimated
Amortization
Year ending December 31,
2015	$15,910
2016	$10,463
2017	$6,546
2018	$3,607
2019	$1,202
Thereafter	$2,807

5. Goodwill

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2012	$266,349
Goodwill arising from acquisitions	81,135
Working capital adjustment	(102)
Balance at December 31, 2013	347,382
Goodwill arising from acquisitions	10,358
Goodwill decreasing from dispositions	(12,070)
Spin-off	(103,042)
Goodwill impairment	(232,270)
Balance at December 31, 2014	$10,358

The increase of goodwill in 2014 is attributable to the acquisition of Saatchi Online as detailed in Note 15 - Business Acquisitions. The increase of goodwill in 2013 is attributable to the acquisition of Creativebug in March 2013, and Society6 in June 2013 as detailed in Note 15 - Business Acquisitions.

The reduction in goodwill due to dispositions resulted from the sales of our Creativebug and CoveritLive businesses in July 2014.

In August 2014, we completed the Separation of Rightside and the Distribution, and we no longer record goodwill related to Rightside on our balance sheet (refer to Note 1 for additional information).

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. For the reasons described in Note 2 above, we performed an interim assessment of impairment of the goodwill in our content and media reporting unit in the third quarter of 2014. In performing the interim impairment assessment, based on our analyses, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the content and media reporting unit and as a result, we determined that the implied fair value of the goodwill in the content and media reporting unit was zero. Accordingly, we recorded $232.3 million for the goodwill impairment charge in the third quarter of 2014 (refer to Note 2 for additional information).

6. Other Balance Sheet Items

Accounts receivable consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Accounts receivable - trade	14,504	29,640
Receivables from registries	-	3,661
Accounts receivable , net	$14,504	$33,301

Other long term assets consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Payments for gTLD applications	$-	$21,252
Note receivable	4,505	-
Other	1,550	4,070
Other Assets	$6,055	$25,322

During July of 2014 we sold our CoveritLive business and received a promissory note with a principal amount of $5.6 million and an estimated fair value of $4.9 million at December 31, 2014, of which the long-term portion was recorded in other long-term assets.

Other assets at December 31, 2013 include $0.9 million of restricted cash comprising a collateralized letter of credit related to applications we made under a program designed to expand the total number of domain name suffixes, or gTLDs, approved by the Internet Corporation for Assigned Names and Numbers (“ICANN”) prior to the Separation. Following the Separation, we no longer have any obligations relating to applications under such program or such letter of credit.

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Accrued payroll and related items	$4,291	$9,301
Domain owners' royalties payable	-	1,193
Commission payable	1,183	2,808
Customer deposits	-	7,666
Acquisition holdbacks	8,958	-
Other	9,793	13,711
Accrued expenses and other liabilities	$24,225	$34,679

7. Debt

In November 2014, we repaid all amounts outstanding under our credit agreement, dated August 29, 2013, with Silicon Valley Bank, as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement”) and terminated the Credit Agreement and the related Guarantee and Collateral Agreement. The Credit Agreement had provided for a $100.0 million senior secured term loan facility (the “Term Loan Facility”) and a $125.0 million senior secured revolving loan facility (the “Revolving Loan Facility”), each of which was scheduled to mature on August 29, 2018. At the time of termination, there was approximately $73.8 million outstanding under the Term Loan Facility, no principal balance outstanding under the Revolving Loan Facility and an outstanding standby letter of credit with a face amount of approximately $1.4 million. We used cash on hand to pay all outstanding principal, interest and other amounts owing under the Credit Agreement as of the termination date and to cash collateralize the outstanding standby letter of credit.

Under the Credit Agreement, loans bore interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR bore interest at a rate between LIBOR plus 2.00% and LIBOR plus 3.00%, depending on our consolidated leverage ratio. Loans based on the base rate bore interest at the base rate plus an applicable margin of 1.00% or 2.00%, depending on our consolidated leverage ratio. We were also required to pay a commitment fee between 0.20% and 0.40% per annum, depending on our consolidated leverage ratio, on the undrawn portion available under the Revolving Loan Facility and the Term Loan Facility. The Credit Agreement contained customary events of default and affirmative and negative covenants, including certain financial maintenance covenants.

In connection with entering into the Credit Agreement in August 2013, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the year ended December 31, 2014 and 2013 we amortized $0.5 million and $0.2 million, respectively of deferred debt issuance costs. In connection with the termination of the Credit Agreement, we recorded a non-cash expense of $1.7 million from the acceleration of unamortized debt issuance costs during the quarter ended December 31, 2014.

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non-cancellable operating and capital leases. Our leases expire between March 2015 and February 2020.

The following is a schedule of future minimum lease payments under operating and capital leases as of December 31, 2014 (in thousands):

	Operating	Capital
	leases	leases
Year ending December 31,
2015	$2,879	$61
2016	2,702
2017	2,192	-
2018	3,479	-
2019	1,465	-
Thereafter	25	-
Total minimum lease payments	$12,742	61
Less interest expense		-
Capital lease obligation		$61

We incurred rent expense of $3.5 million, $6.7 million and $5.0 million, respectively, for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014 and 2013, accrued expenses and other current liabilities include a deferred rent liability of $1.6 million and $2.6 million, respectively, and $1.6 million and $2.4 million were included in other long-term liabilities as of December 31, 2014 and 2013, respectively.

Litigation

On November 5, 2014, Charles Saatchi filed a lawsuit against our wholly owned subsidiary, Saatchi Online, Inc. (“Saatchi Art”), in the High Court of Justice, Chancery Division (United Kingdom) relating to an intellectual property licensing agreement (the “IP Agreement”) between Charles Saatchi and Saatchi Art, dated February 18, 2010. Mr. Saatchi alleges that Saatchi Art committed a repudiatory breach of the IP Agreement, effectively terminating it, and that Saatchi Art must cease using the “Saatchi” name. Mr. Saatchi is seeking a permanent injunction restricting Saatchi Art from continuing to use the “Saatchi” name, a declaration that the IP Agreement has been validly terminated, a disgorgement of any profits derived from Saatchi Art’s use of the name since the alleged termination date and unspecified monetary damages. We do not believe that the conduct alleged by Mr. Saatchi constitutes a repudiatory breach of the IP Agreement and intend to vigorously defend the lawsuit. The litigation is in its early stages.

On December 30, 2014, Charles Saatchi and Robert Norton, common stockholders of Saatchi Art prior to Demand Media’s acquisition of it, filed a lawsuit in the Delaware Chancery Court against the former directors, certain former officers and certain former preferred stockholders of Saatchi Art, and Saatchi Art itself. Messrs. Saatchi and Norton allege that, in connection with Demand Media’s acquisition of Saatchi Art, (i) the former directors of Saatchi Art and the former officers named in the lawsuit breached their fiduciary duties to the common stockholders; (ii) certain preferred stockholders of Saatchi Art breached their fiduciary duties to the common stockholders, aided and abetted the former officers’ and directors’ breach of their fiduciary duties and violated a

Saatchi Art voting agreement by breaching the implied covenant of good faith and fair dealing; and (iii) Saatchi Art violated the voting agreement by breaching the implied covenant of good faith and fair dealing. The complaint seeks rescissory damages, a constructive trust over the acquisition proceeds, disgorgement of all profits related thereto, and unspecified compensatory damages, costs and fees. The litigation is in its early stages.

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

Indemnifications

In the normal course of business, we have provided certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware, indemnifications related to our lease agreements and indemnifications to sellers or buyers in connection with acquisitions and dispositions, respectively. In addition, our advertiser and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

9. Income Taxes

Income (loss) before income taxes from continuing operations consisted of the following (in thousands):

	2014	2013	2012
Domestic	$(267,758)	$(11,555)	$(4,042)
Foreign	(3,104)	193	129
Loss from continuing operation before income taxes	$(270,862)	$(11,362)	$(3,913)

The income tax benefit (expense) from continuing operations consisted of the following (in thousands):

	2014	2013	2012
Current (expense) benefit:
Federal	$-	$-	$-
State	(58)	(276)	285
International	(99)	(69)	105
Deferred (expense) benefit:
Federal	14,028	(2,136)	(2,042)
State	831	(398)	719
International	11	23	(18)
Total income tax benefit (expense) from continuing operations	$14,713	$(2,856)	$(951)

The reconciliation of the federal statutory income tax rate of 35% to our effective income tax rate from continuing operations is as follows (in thousands):

	2014	2013	2012
Expected income tax benefit (expense) at U.S. statutory rate	$94,801	$3,977	$1,370
Difference between U.S. and foreign taxes	21	12	9
State tax (expense) benefit, net of federal taxes	4,828	(131)	(312)
Non-deductible stock-based compensation	(3,845)	(2,832)	(994)
Meals and entertainment	(129)	(266)	(276)
Goodwill impairment	(25,841)	-	-
Non-deductible officer compensation	(43)	-	-
State rate changes	(865)	(253)	1,521
Indirect federal impact of state deferred taxes	-	110	(223)
Valuation allowance	(53,463)	(3,648)	(2,019)
Other	(751)	175	(27)
Total income tax expense from continuing operations	$14,713	$(2,856)	$(951)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Accrued liabilities not currently deductible	$2,305	$4,193
Intangible assets—excess of tax basis over financial statement basis	54,647	15,008
Indirect federal impact of deferred state taxes	(3,198)	114
Deferred revenue	165	6,126
Net operating losses	35,814	23,488
Stock-based compensation	5,783	14,375
Other	(56)	189
	95,460	63,493
Deferred tax liabilities:
Deferred registration costs	-	(23,832)
Prepaid expenses	-	(1,695)
Goodwill not amortized for financial reporting	-	(26,206)
Intangible assets—excess of financial statement basis over tax basis	(1,245)	(4,731)
Property and equipment	(5,739)	(8,674)
	(6,984)	(65,138)
Valuation allowance	(88,476)	(23,882)
Net deferred tax liabilities	$-	$(25,527)

Current	$334	$(22,415)
Non-current	(334)	(3,112)
	$-	$(25,527)

We had federal net operating loss (“NOL”) carryforwards of approximately $110.7 million and $71.0 million as of December 31, 2014 and 2013, respectively, which expire between 2020 and 2032. In addition, as of December 31, 2014 and 2013 we had state NOL carryforwards of approximately $8.3 million and $16.0 million, which expire between 2014 and 2032.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if we were to undergo an ownership change, as defined in Section 382. Changes in our equity structure and the acquisitions by us of eNom, Trails.com, Maps a La Carte, Pagewise, Pluck, Indieclick, Creativebug, and Saatchi Art resulted in such an ownership change. Currently, we do not expect the utilization of its net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of its previous ownership changes.

We reduce the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. We have determined it is more likely than not that we will not realize the benefit of all our deferred tax assets and accordingly a valuation allowance of $88.5 million and $23.9 million against its deferred taxes was required at December 31, 2014 and 2013, respectively. The change in the valuation allowance for the year ended December 31, 2014 was an increase of $64.6 million. The valuation allowance is required as a result of the timing of the reversal of deferred tax liabilities associated with tax deductible goodwill which is not certain and thus not available to assure the realization of deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, we have deferred tax assets in excess of deferred tax liabilities at December 31, 2014. As we have no sustained history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.

Accounting standards related to stock-based compensation exclude tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, we have not included unrealized stock option tax attributes in our deferred tax assets. Cumulative tax attributes excluded through 2014 were $4.2 million. The benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.

We are subject to the accounting guidance for uncertain income tax positions. We believe that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2014 or 2013 and we do not expect its uncertain tax position to change during the next twelve months.

The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	Year ended December 31,
	2014	2013
Beginning balance	$85	$85
Gross increase in unrecognized tax benefits - prior year tax position	—	—
Ending balance	$85	$85

We file a U.S. federal and many state tax returns. The tax years 2007 to 2014 remain subject to examination by the Internal Revenue Service (“IRS”) and most tax years since our incorporation are subject to examination by various state authorities. Tax year 2012 is currently under examination by the IRS.

10. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. We made matching contributions of $1.7 million and $2.0 million for the year ended 2014 and 2013, respectively. We did not make any matching contributions for the years ended December 31, 2012.

11. Stock-based Compensation Plans and Awards

Stock Incentive Plans

Under our 2010 Incentive Award Plan (the “2010 Plan”), the Administrator of the 2010 Plan, which is the compensation committee of our board of directors, may grant up to 3.1 million stock options, restricted stock, restricted stock unit and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified at the discretion of the Administrator. In connection with the adoption of the 2010 Plan on August 5, 2010, 0.06 million stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. In addition, awards available for grant under the 2010 Plan shall be increased on an annual basis as of January 1st of each fiscal year by an amount equal to the lesser of (i) 1.2 million (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2014, 2.5 million stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and employee stock options vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period, but the Administrator has recently granted stock options that vest over a 3-year period with 1/3rd vesting on the anniversary of the vesting commencement date and 1/36th monthly thereafter. Restricted stock unit awards generally vest either annually or quarterly over a 3 or 4-year period, depending on the terms established by the Administrator at the time of grant after considering the recommendation of management. Certain stock options and restricted stock awards have accelerated vesting provisions in the event of a change in control.

Valuation of Awards

The per share fair value of stock options granted with service and/or performance conditions was determined on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2014	2013	2012(1)
Expected life (in years)	5.89	5.50	NA
Risk-free interest rate	1.82%	0.83%	NA
Expected volatility range	54.1%	51%	NA
Expected dividend yield	—	—	NA
(1) We did not grant any stock options to employees during the year ended December 31, 2012.

In addition, 1.3 million options that were awarded during the third quarter 2014 to our chief executive officer and president. These options were determined on the date of grant using the Hull-White model with the following assumptions: Volatility 61%, risk-free interest rate 2.43%, early exercise multiple 2.9 years, and dividend rate 0%.

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

Award Activity

Stock Options

Stock option activity is as follows (in thousands, except per share data):

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise	term	intrinsic
	outstanding	price	(in years)	value
Outstanding at December 31, 2013	921	$72.10	3.42	$1,925
Spin Adjustment	(204)	$67.62
Options granted	3,215	$8.45
Options exercised	(34)	$10.05
Options forfeited or canceled	(425)	$94.03
Outstanding at December 31, 2014	3,473	$8.65	9.33	$353
Exercisable at December 31, 2014	303	$10.50	4.27	$73
Vested and expected to vest at December 31, 2014	3,323	$8.78	9.30	$328

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the estimated fair value of our common stock at December 31, 2014 and 2013 and their exercise prices, respectively for all awards where the fair value of our common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.

Information related to stock-based compensation activity is as follows (in thousands, except per share data):

	Year ended December 31,
	2014	2013	2012
Weighted average fair value of options granted (per option)	$4.21	$3.92	$-
Intrinsic value of options exercised	$303	$2,179	$22,863
Total fair value of restricted stock vested	$18,308	$17,404	$19,072

There was $12.1 million of stock-based compensation expense as of December 31, 2014 related to the non-vested portion of stock options not yet recognized, which is expected to be recognized over a weighted average period of 3.4 year.

Restricted stock units

		Weighted
		average
		grant date
	Shares	fair value
Unvested at December 31, 2013	1,091	$42.55
Spin Adjustment	(201)	$14.54
Granted	1,110	$11.69
Vested	(681)	$26.87
Forfeited	(462)	$29.05
Unvested at December 31, 2014	857	$10.28

As of December 31, 2014, there was approximately $10.2 million of unrecognized compensation cost related to non-vested RSUs and restricted shares. The amount is expected to be recognized over a weighted average period of 2.6 years. To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

In March 2015, the company issued 0.5 million RSUs 0.3 million options as part of its annual employee compensation grant.

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Demand Media, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides up to a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing May and November, with the most recent offering period commencing in November 2014. A maximum of seven hundred fifty shares of common stock may be purchased by each participant at six-month intervals during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 24-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 58% and 60% for each of the four purchase periods. During the years ended December 31, 2014, 2013 and 2012, we recognized an immaterial, $1.8 million and $1.9 million of expense, respectively, in relation to the ESPP and there were 1.8 million shares of common stock remaining authorized for issuance under the ESPP at December 31, 2014.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Service costs	$1,422	$2,420	$2,424
Sales and marketing	683	3,823	5,114
Product development	4,745	3,835	4,942
General and administrative	12,016	12,525	14,709
Discontinued operations	2,949	4,781	4,179
Total stock-based compensation included in net income (loss)	21,815	27,384	31,368
Income tax benefit related to stock-based compensation included in net income (loss)	(706)	(782)	(758)
	$21,109	$26,602	$30,610

During the years ended December 31, 2014, 2013 and 2012, $1.0 million, $2.0 million and $1.7 million respectively, of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

During the fourth quarter we modified the equity for 3 employees, where we accelerated certain RSU’s resulting in the recognition of $3.5 million of expense.

Also included in the table above includes $1.1 million of expense related to warrants granted to non employees for the year ended December 31, 2012.

In connection with the Separation and subsequent 1-for-5 reverse stock split, all of our outstanding equity-based compensation awards were adjusted as follows.

Stock Options. Immediately prior to the Separation, each stock option that had an exercise price greater than 120% of the trading price of our common stock on the New York Stock Exchange on July 31, 2014, was adjusted by reducing the per share exercise price and making a corresponding reduction in the number of shares of common stock subject to the stock option, so that the value of the such stock option was approximately equal before and after such adjustment. Immediately prior to the Separation (but following the adjustment), each stock option that was vested, or was unvested and held by an individual who was employed or engaged by us following the Separation, was split into a Demand Media stock option and a Rightside stock option with a combined value that approximately equaled the value of the Demand Media stock option immediately prior to the Separation. Unvested DM stock options held by a Rightside employee were accelerated then split equally between DM and NAME stock options.

Restricted Stock Units. Immediately prior to the Separation, each restricted stock unit (“RSU”) award that was held by an individual who was employed or engaged by us following the Separation and was granted prior to March 1, 2014, was split into a Demand Media RSU award and a Rightside RSU award with a combined value that approximately equaled the value of the underlying Demand Media RSU award immediately prior to the Separation. Each RSU award held by an individual who was employed or engaged by Rightside or its affiliates following the Separation was converted into a Rightside RSU award covering a number of Rightside shares such that the pre-distribution value of the pre-Separation value of the Demand Media RSU award was approximately preserved.

12. Stockholders’ Equity

Reverse Stock Split

On August 1, 2014, we completed the Separation of Rightside from Demand Media, Inc. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date (the “Distribution”). Immediately following the Distribution, we enacted a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, which is reflected retrospectively throughout the consolidated financial statements.

Stock Repurchases

Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of its common stock from time to time. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the repurchase plan at December 31, 2014. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of December 31, 2014, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

Other

Each share of common stock has the right to one vote per share.

13. Fair Value of Financial Instruments

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

●

Level 1—valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

●

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

●

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

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, receivables from domain name registries, restricted cash, accounts payable,  accrued liabilities and customer deposits, approximate fair value because of their short maturities. The carrying amount for amounts outstanding under our Term Loans or Revolving Loan Facility approximates fair value because the loans bear interest at variable rates which approximate fair value. Our investments in marketable securities are recorded at fair value.

Financial assets and liabilities carried at fair value on a recurring basis were as follows (in thousands):

	Balance at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$5,000	$-	$-	$5,000
Promissory note	-	-	4,946	$4,946
	$5,000	$-	$4,946	$9,946
(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying consolidated balance sheet.

	Balance at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$4,034	$-	$-	$4,034
Marketable securities	902	-	-	$902
	$4,936	$-	$-	$4,936
Liabilities:
Debt	$-	$96,250	$-	96,250
	$-	$96,250	$-	$96,250

(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying consolidated balance sheet.

For financial assets that utilize Level 1 and Level 2 inputs, we utilize both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs).

Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. Due to unexpected revenue declines in the third quarter of 2014 attributable to lower traffic and monetization yield on certain of our Content & Media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization, which remained at a level below the book value of our net assets for an extended period of time, including as of September 30, 2014, we performed an interim assessment of impairment of the goodwill in our Content & Media reporting unit in the third quarter of 2014. Based on our analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Content & Media reporting unit and as a result, we determined that the implied fair value of the goodwill in the Content & Media reporting unit was zero. Accordingly, we recorded a $232.3 million for the goodwill impairment charge during the third quarter of 2014, which is included in Goodwill impairment charge in the Consolidated Statements of Operations. These estimated fair value measurements were calculated using unobservable inputs, primarily using the income and market approach, specifically the discounted cash flow method and market comparables, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within those analyses was based on our most recent future cash flow expectations, long-term strategic plans and other estimates including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted discount rates.

14. Discontinued Operations

On August 1, 2014, we completed the Separation of Rightside from Demand Media, Inc. As a result of the Separation, the financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012. Following the Separation, the following activity in our statement of operations was reclassified from continuing operations to discontinued operations:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Service revenue	$107,721	$185,187	$172,938
Operating expenses:
Service costs	92,588	143,607	126,714
Sales and marketing	5,632	10,170	7,553
Product and development	8,203	12,002	9,518
General and administrative	14,819	20,263	8,943
Amortization of intangible assets	4,243	7,890	8,274
Total operating expenses	125,485	193,932	161,002
Operating income (loss)	(17,764)	(8,745)	11,936
Other income (expense), net	7,017	4,174	(64)
Income (loss) before income taxes	(10,747)	(4,571)	11,872
Income tax benefit (expense)	(461)	(1,385)	(832)
Net income (loss)	$(11,208)	$(5,956)	$11,040

Capital expenditures for discontinued operations for the years ended December 31, 2014, 2013 and 2012 were $2.7 million, $8.4 million and $7.9 million, respectively.

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

During the years ended December 31, 2014 and 2013, we acquired businesses consistent with our strategic plan of acquiring, consolidating and developing Internet media properties and applications and domain service businesses. In addition to identifiable assets acquired in these business combinations, our acquired goodwill that primarily derives from the ability to generate synergies across our media services.

On August 8, 2014, we acquired Saatchi Online, Inc., a Delaware corporation (“Saatchi Online”) , pursuant to an Agreement and Plan of Merger whereby Saatchi Online became a wholly owned subsidiary of Demand Media (the “Merger”). After giving effect to working capital adjustments as of the closing date, the purchase price consisted of approximately $4.8 million in cash after giving effect to working capital adjustments and 1,049,959 shares of our common stock, valued at approximately $10.3 million based on Demand Media’s stock price on the closing date of the Merger.  A portion of the cash purchase price equal to $1.7 million was placed into escrow and can be applied by us towards satisfaction of post-closing indemnification obligations of the former stockholders of Saatchi Online and/or post-closing adjustments to the purchase price.  Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to the former stockholders of Saatchi Online on the one-year anniversary of the closing of the Merger.

The Saatchi acquisition is included in our consolidated financial statements as of the date of the acquisition. The allocation of the purchase consideration, for business acquisitions made by us during the year ended December 31, 2014 is as follows (in thousands):

Saatchi
Goodwill	$10,358
Technology	2,327
Artist relationships	1,852
License agreement	419
Customer relationships	962
Other assets and liabilities assumed	(866)
Total	$15,052

Customer relationships have a useful life of 3 years, developed technology, and the license agreement have useful lives of 5 years, and the artist relationship has a useful life of 10 years. Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and our ability to generate synergies with its services. The goodwill of $10.4 million is not expected to be deductible for tax purposes.

On June 20, 2013, we completed the acquisition of Society6, an online marketplace and e-commerce platform. The purchase price consideration of $94.3 million was comprised of cash of $76.1 million and 464,576 shares of common stock valued at $18.2 million, based on our stock price on the date of acquisition. $7.9 million in cash and 48,780 shares of common stock were held back by us to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount that is not subject to then-pending claims will be paid on the 24-month anniversary of the closing of the transaction. Artist relationships and non-compete have a useful life of 3 years, developed technology has a useful life of four years, and trade name have an ten year useful life. Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and our ability to generate synergies with its services.

In March 2013, we acquired Creativebug, an online destination for arts and crafts instruction based in San Francisco, California, for an $8.0 million cash purchase price consideration. $0.8 million cash was held back by us to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Of the holdback, $0.4 million that is not subject to then-pending claims was paid 9 months after the closing date, and the remainder of the holdback that is not subject to then-pending claims was paid 18 months after the closing date. During July 2014 we completed the sale of our Creativebug business.

The Society6 and Creativebug acquisitions are included in our consolidated financial statements as of the date of the acquisition. The allocation of the purchase consideration, for business acquisitions made by us during the year ended December 31, 2013 is as follows (in thousands):

	Creativebug	Society6	Total
Goodwill	$4,459	$76,676	$81,135
Media content	3,390	-	3,390
Technology	-	2,587	2,587
Artist relationships	-	9,867	9,867
Non-compete agreements	699	192	891
Trade names	132	3,419	3,551
Customer relationships	43	-	43
Other assets and liabilities assumed	(723)	1,581	858
Total	$8,000	$94,322	$102,322

Supplemental Pro forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, as if the 2014 and 2013 acquisitions had been consummated as of January 1, 2013, is as follows (in thousands):

	Year ended December 31,
	2014	2013
Revenue	$174,691	$222,790
Net loss	$(272,988)	$(24,484)

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of January 1, 2013.

16. Business Segments

We operate in one operating segment. Our chief operating decision maker (“CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for its Content & Media and Marketplace offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of the Company’s principal operations and assets are located in the United States.

Revenue derived from the Company’s Content & Media and Marketplaces is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Content & Media	$137,038	$195,080	$207,640
Marketplaces	35,391	14,331	-
Total revenue	$172,429	$209,411	$207,640

Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows:

	Year ended December 31,
	2014	2013	2012
Domestic	$152,437	$196,499	$198,967
International	19,992	12,912	8,673
Total revenue	$172,429	$209,411	$207,640

17. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.

At December 31, 2014, our cash and cash equivalents and marketable securities were maintained primarily with six major U.S. financial institutions and three foreign banks. We also have used two Internet payment processors in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. We have not experienced any losses related to these balances and believe that there is minimal risk.

A substantial portion of our advertising revenue is generated through arrangements with one advertising network partner. We may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. We may not be successful in renewing our agreements with advertising network partners on commercially acceptable terms.

The percentage of revenue generated through advertising network partners representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2014	2013	2012
Google	50%	56%	60%

Advertising network partners comprising more than 10% of the consolidated accounts receivable balance was as follows:

	Year ended
	December 31,
	2014	2013
Google	42%	27%

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year ended December 31,
	2014	2013	2012
Net loss from continuing operations	$(256,149)	$(14,218)	$(4,864)
Net income (loss) from discontinued operations	(11,208)	(5,956)	11,040
Net income (loss)	$(267,357)	$(20,174)	$6,176

Weighted average common shares outstanding	18,748	17,729	16,984
Weighted average unvested restricted stock awards	(3)	(22)	(74)
Weighted average common shares outstanding—basic and diluted	18,745	17,707	16,910

Earnings per share - basic and diluted
Net loss from continuing operations	$(13.66)	$(0.80)	$(0.28)
Net income (loss) from discontinued operations	(0.60)	(0.34)	0.65
Net income (loss)	$(14.26)	$(1.14)	$0.37

For the years ended December 31, 2014 and 2013 we excluded 0.2 million and 0.2 million shares, respectively, from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive. There were no antidilutive shares for the year ended December 31, 2012.

19. Subsequent Events

During February 2015, we sold our Pluck social media business. We received cash of $3.8 million after purchase price adjustments, we do not anticipate the gain or loss on sale to be to be material.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1

Securities Purchase Agreement, dated as of June 20, 2013, by and among Demand Media, Inc., Society6, the Sellers and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 2013)

2.2

Asset Purchase Agreement, dated as of July 9, 2014, by and among Demand Media, Inc., CB Acquisition LLC, and Otter Media Holdings (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2014)

2.3

Separation and Distribution Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

2.4

Agreement and Plan of Merger, dated as of August 8, 2014, by and among Demand Media, Inc., Gallery Merger Sub, Inc., Saatchi Online, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2014)

3.1

Amended and Restated Certificate of Incorporation of Demand Media, Inc., as amended effective August 1, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 29, 2014)

3.2		Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
4.1		Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014)
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

10.9	†

Demand Media, Inc. 2010 Employee Stock Purchase Plan, dated September 27, 2010 (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 29, 2010)

10.10	†

Employment Agreement, dated as of August 8, 2014, by and between Demand Media, Inc. and Sean Moriarty (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014)

10.11	†

Amended and Restated Employment Agreement, dated as of August 8, 2014, by and between Demand Media, Inc. and Shawn Colo (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014)

10.12	†

Amended and Restated Employment Agreement between Demand Media, Inc. and Mel Tang, dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012)

10.13	†

Consulting Agreement by and among Demand Media, Inc. and Mel Tang, dated November 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014)

10.14	†	Employment Agreement between Demand Media, Inc. and Rachel Glaser, dated as of March 4, 2015 (filed herewith)
10.15	†	Amended and Restated Employment Agreement between Demand Media, Inc. and Peter Kim, dated as of March 4, 2015 (filed herewith)
10.16	†	Employment Agreement between Demand Media, Inc. and Brian Pike, dated as of October 14, 2014 (filed herewith)
10.17	†	Second Amended and Restated Employment Agreement between Demand Media, Inc. and Julie Campistron, dated as of November 1, 2013 (filed herewith)
10.17A	†	First Amendment to Second Amended and Restated Employment Agreement between Demand Media, Inc. and Julie Campistron, dated as of April 30, 2014 (filed herewith)
10.17B	†	Second Amendment to Second Amended and Restated Employment Agreement between Demand Media, Inc. and Julie Campistron, dated as of December 1, 2014 (filed herewith)
10.18	†	Amended and Restated Employment Agreement between Demand Media, Inc. and Frederick Boecker, dated as of November 7, 2014 (filed herewith)
10.19	†	Second Amended and Restated Employment Agreement between Demand Media, Inc. and Daniel Weinrot, dated as of December 1, 2014 (filed herewith)
10.20

Google Services Agreement entered into by Google Inc. and Demand Media, Inc., effective as of November 1, 2014 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015)

10.20A

Amendment Number One to Google Services Agreement between Google Inc. and Demand Media, Inc., dated February 6, 2015 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015)

10.21

Transition Services Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.22

Employee Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.23

Tax Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.24

Intellectual Property Assignment and License Agreement between Demand Media, Inc. and Rightside Operating Co., dated as of July 30, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.25	†	Demand Media, Inc. Outside Director Compensation Program (filed herewith)
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
21.1		List of subsidiaries of Demand Media, Inc. (filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS		XBRL Instance Document (filed herewith)
101.SCH		XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
† Indicates management contract or compensatory plan, contract or arrangement.