Form 10-Q
period 2015-03-31
DEMAND MEDIA INC.
filed 2015-05-07
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 19,803,540 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$47,323	$47,820
Accounts receivable, net	11,426	14,504
Prepaid expenses and other current assets	7,558	7,447
Total current assets	66,307	69,771
Property and equipment, net	20,093	22,836
Intangible assets, net	35,806	40,535
Goodwill	10,358	10,358
Other assets	5,922	6,055
Total assets	$138,486	$149,555
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,054	$4,762
Accrued expenses and other current liabilities	21,398	24,225
Deferred revenue	2,776	3,569
Total current liabilities	26,228	32,556
Deferred tax liability	334	334
Other liabilities	1,712	1,823
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 20,606 issued and 19,804 shares outstanding at March 31, 2015 and 20,543 issued and 19,741 shares outstanding at December 31, 2014	2	2
Additional paid-in capital	499,922	497,809
Accumulated other comprehensive loss	(70)	(76)
Treasury stock at cost, 802 at March 31, 2015 and December 31, 2014, respectively	(30,767)	(30,767)
Accumulated deficit	(358,875)	(352,126)
Total stockholders’ equity	110,212	114,842
Total liabilities and stockholders’ equity	$138,486	$149,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Service revenue	$23,225	$38,264
Product revenue	9,985	6,792
Total revenue	33,210	45,056
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	10,003	10,668
Product costs	6,834	4,955
Sales and marketing	4,605	6,131
Product development	6,358	7,223
General and administrative	10,362	11,849
Amortization of intangible assets	4,711	9,938
Total operating expenses	42,873	50,764
Loss from operations	(9,663)	(5,708)
Interest income (expense), net	109	(770)
Other income (expense), net	2,827	(23)
Loss from continuing operations before income taxes	(6,727)	(6,501)
Income tax expense	(22)	(2,445)
Net loss from continuing operations	(6,749)	(8,946)
Net loss from discontinued operations	—	(2,010)
Net loss	$(6,749)	$(10,956)

Earnings per share - basic and diluted
Net loss from continuing operations	$(0.34)	$(0.49)
Net loss from discontinued operations	—	(0.11)
Net loss	$(0.34)	$(0.60)

Weighted average number of shares - basic and diluted	19,773	18,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(6,749)	$(10,956)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6	(22)
Realized gain on marketable securities available-for-sale, net of tax expense of $344	—	(562)
Other comprehensive income (loss), net of tax:	6	(584)
Comprehensive income (loss)	$(6,743)	$(11,540)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2014	19,741	$2	$497,809	$(30,767)	$(76)	$(352,126)	$114,842
Issuance of stock under employee stock awards and other, net	63	—	25	—	—	—	25
Stock-based compensation expense	—	—	2,088	—	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(6,749)	(6,749)
Balance at March 31, 2015	19,804	$2	$499,922	$(30,767)	$(70)	$(358,875)	$110,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,749)	$(10,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,550	17,405
Deferred income taxes	—	2,376
Stock-based compensation	2,235	5,267
Gain on disposal of businesses	(2,908)	—
Gain on other assets, net	—	(4,860)
Other	—	(1,522)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	2,905	1,611
Prepaid expenses and other current assets	(262)	(1,372)
Deferred registration costs	—	(6,424)
Deposits with registries	—	348
Other long-term assets	(38)	167
Accounts payable	(2,574)	(732)
Accrued expenses and other liabilities	(2,435)	(3,510)
Deferred revenue	(139)	7,890
Net cash (used in) provided by operating activities	(2,415)	5,688
Cash flows from investing activities
Purchases of property and equipment	(1,772)	(2,790)
Purchases of intangible assets	(19)	(3,264)
Payments for gTLD applications	—	(400)
Proceeds from gTLD withdrawals, net	—	5,099
Cash received from disposal of business, net of cash disposed	3,831	—
Other	155	1,171
Net cash (used in) provided by investing activities	2,195	(184)
Cash flows from financing activities
Long-term debt repayments, net	—	(3,750)
Proceeds from exercises of stock options and contributions to ESPP	126	180
Net taxes paid on RSUs and options exercised	(289)	(847)
Cash paid for acquisition holdback	—	(500)
Other	(120)	(117)
Net cash used in financing activities	(283)	(5,034)
Effect of foreign currency on cash and cash equivalents	6	(18)
Change in cash and cash equivalents	(497)	452
Cash and cash equivalents, beginning of period	47,820	153,511
Cash and cash equivalents, end of period	$47,323	$153,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Company Background and Overview

Demand Media, Inc. (“Demand Media” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified Internet company that builds platforms across our media and marketplace properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two service offerings, Content & Media and Marketplaces.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury, which is reflected retrospectively throughout the consolidated financial statements.

Content & Media

Our Content & Media service offering includes a leading online content creation platform that publishes content to our owned and operated online properties as well as to online properties operated by our customers. Through our innovative content creation platform, DemandStudios.com, a large community of qualified freelance professionals utilizes proprietary technology and automated workflow processes to identify valuable topics and then create high-quality content in text, video, photography and designed visual formats. This content is published to our leading owned and operated online properties across several key categories, including eHow.com, a how-to reference destination, and Livestrong.com, a health and healthy living destination. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven text articles, video series and blogs created by our in-house editorial staff, comedians and a community of website enthusiasts. Our content creation studio also produces content for our Content Solutions business, which develops and executes custom content marketing strategies for third-party brands, publishers and advertisers.

Marketplaces

Through our Marketplaces service offering, we operate two leading artist marketplaces where large communities of artists can market and sell original artwork or original designs printed on a wide variety of products. Society6.com (“Society6”), which we acquired in June 2013, provides artists with an online commerce platform to feature and sell their original designs on art prints, phone and tablet cases, t-shirts, throw pillows and other consumer products. Saatchi Online, which operates SaatchiArt.com (“Saatchi Art”), and which we acquired in August 2014, is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

2. Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three month periods ended March 31, 2015 and 2014, the condensed consolidated statements of cash flows for the three month periods ended March 31, 2015 and 2014 and the condensed consolidated statement of stockholders’ equity for the three month period ended March 31, 2015 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of March 31, 2015 and our results of operations for the three month periods ended March 31, 2015 and 2014 and our cash flows for the three month periods ended March 31, 2015 and 2014. The results for the three month period ended March 31, 2015 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, for interim financial information and with the instructions to the U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Our common stock share information and related per share amounts included in the condensed consolidated financial statements have been adjusted retroactively for all periods presented to reflect the 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury, that was effected on August 1, 2014.

The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2014. For additional information relating to our previous domain name services business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, investments in equity interests, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of our assets and liabilities.

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

The cost of marketable securities sold is based upon the specific accounting method used. Any realized gains or losses on the sale of equity investments are reflected as a component of interest income or expense. During the first quarter of 2014, we sold all of these marketable securities, resulting in a reclassification from other comprehensive income of $0.9 million of unrealized gains on marketable securities, which is currently recorded in discontinued operations. The sale of our marketable securities resulted in total realized gains of $1.4 million related to the sale of our marketable securities, which are included in discontinued operations.

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

Social Media Services. Prior to the sale of our Pluck social media business in February 2015, we configured, hosted, and maintained our platform social media services under private-labeled versions of software for commercial customers. We earned revenue from our social media services through recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. Due to the fact that social media services customers had no contractual right to take possession of our private-labeled software, we accounted for our social media services revenue as service arrangements. Social media services revenue was recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred and no significant obligations remain, the selling price is fixed or determinable, and collectability is reasonably assured. In February 2015, we sold our Pluck social media business and we no longer provide any social media services. The consideration we received for Pluck was a $3.8 million cash payment after working capital adjustments, resulting in a gain of $2.9 million, which is recorded in other income (expense), net.

Content Sales and Licensing Revenue. We also generate revenue from the sale or license of media content, including the creation and distribution of content for third party brands, publishers and advertisers through our Content Solutions service. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor, we recognize revenue on a net basis.

Marketplaces

Art Commissions Revenue. We generate service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying condensed consolidated balance sheets. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT’), sales and other taxes are not included in revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Shipping and Handling

Shipping and handling charged to customers is recorded in service revenue or product revenue. Associated costs are recorded in service costs or product costs.

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

Capitalized media content is amortized on a straight-line basis over its useful life, which is typically five years, representing our estimate of when the underlying economic benefits are expected to be realized and based on our estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of such content. These estimates are based on our plans and projections, comparison of the economic returns generated by our content with content of comparable quality and an analysis of historical cash flows generated by that content to date. Amortization of media content is included in amortization of intangible assets in the accompanying condensed consolidated statements of operations and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the accompanying condensed consolidated statements of cash flows.

Google, Yahoo! and Bing, the largest providers of search engine referrals to the majority of our online properties, regularly deploy changes to their search engine algorithm. To date, the overall impact of these changes on search referrals to our owned and operated online properties has been negative primarily due to a decline in traffic to eHow.com, our largest website. In response to changes in search engine algorithms since 2011, we have performed evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in $18.1 million of related accelerated amortization expense since 2011. We expect to remove additional content over the next year, which may result in significant additional accelerated amortization expense in the periods such actions occur.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of March 31, 2015, we determined that we have two reporting units. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then a second step is performed to measure the amount of the impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards. The fair value of restricted stock units (“RSU”) is measured based on the fair market value of the underlying stock on the date of grant. The fair value of stock options with service based vesting conditions is estimated using the Black-Scholes-Merton option pricing model. The fair value of premium-priced stock options with service based vesting conditions is estimated using the Hull-White model. We recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expense is classified in the consolidated statement of operations based on the department to which the related employee provides service.

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

We use the Black-Scholes-Merton option pricing model to determine the fair value of shares issued pursuant to the Demand Media, Inc. 2010 Employee Stock Purchase Plan (“ESPP”), and we recognize the fair value straight-line over the total offering period.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is increased for any cumulative preferred stock dividends earned during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. RSUs and other restricted awards are considered outstanding common shares and included in the computation of basic income (loss) per share as of the date that all necessary conditions of vesting are satisfied. RSUs, stock options and stock issued pursuant to the ESPP are excluded from the diluted net income (loss) per share calculation when their impact is antidilutive.

Fair Value of Financial Instruments

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities. For our term loans and revolving loan facility, which were repaid in full in November 2014, the carrying amounts approximate fair value because they bore interest at variable rates that approximate fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

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

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Computers and other related equipment	$27,598	$28,776
Purchased and internally developed software	42,902	48,875
Furniture and fixtures	1,996	3,004
Leasehold improvements	7,635	7,591
	80,131	88,246
Less accumulated depreciation	(60,038)	(65,410)
Property and equipment, net	$20,093	$22,836

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of approximately $0.3 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively, is shown by classification below (in thousands):

	Three months ended March 31,
	2015	2014
Service costs	$1,497	$1,854
Sales and marketing	20	38
Product development	57	129
General and administrative	1,265	1,331
Discontinued operations	—	2,424
Total depreciation	$2,839	$5,776

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2015
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$7,477	$(6,715)	$762
Artist relationships	11,719	(5,735)	5,984
Media content	102,905	(82,499)	20,406
Technology	6,240	(2,501)	3,739
Non-compete agreements	253	(166)	87
Trade names	8,449	(3,621)	4,828
Content publisher relationships	2,092	(2,092)	—
	$139,135	$(103,329)	$35,806

	December 31, 2014
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$9,569	$(8,730)	$839
Artist relationships	11,719	(4,796)	6,923
Media content	103,415	(80,249)	23,166
Technology	27,770	(23,293)	4,477
Non-compete agreements	253	(146)	107
Trade names	10,478	(5,467)	5,011
Content publisher relationships	2,092	(2,080)	12
	$165,296	$(124,761)	$40,535

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown is classified as shown below (in thousands):

	Three months ended March 31,
	2015	2014
Service costs	$2,835	$6,212
Sales and marketing	1,016	2,152
Product development	701	1,186
General and administrative	159	388
Discontinued operations	—	1,691
Total amortization	$4,711	$11,629

Service costs include accelerated amortization charges that were less than $0.1 million for the three months ended March 31, 2015 and $1.5 million for the three months ended March 31, 2014 as a result of removing certain assets from service.

5. Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Long-term portion of promissory note	$4,601	$4,505
Other	1,321	1,550
Other assets	$5,922	$6,055

6. Other Balance Sheet Items

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued payroll and related items	$3,640	$4,291
Acquisition holdback	9,029	8,958
Commission payable	979	1,183
Other	7,750	9,793
Accrued expenses and other current liabilities	$21,398	$24,225

7. Debt

In November 2014, we repaid all amounts outstanding under our credit agreement, dated August 29, 2013, with Silicon Valley Bank, as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement”) and terminated the Credit Agreement and the related Guarantee and Collateral Agreement. The Credit Agreement had provided for a $100.0 million senior secured term loan facility and a $125.0 million senior secured revolving loan facility. Under the Credit Agreement, loans bore interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR bore interest at a rate between LIBOR plus 2.00% and LIBOR plus 3.00%, depending on our consolidated leverage ratio. Loans based on the base rate bore interest at the base rate plus an applicable margin of 1.00% or 2.00%, depending on our consolidated leverage ratio. We were also required to pay a commitment fee between 0.20% and 0.40% per annum, depending on our consolidated leverage ratio, on the undrawn portion available under the credit facility.

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

Litigation

On November 5, 2014, Charles Saatchi filed a lawsuit against our wholly owned subsidiary, Saatchi Online, Inc. (“Saatchi Art”), in the High Court of Justice, Chancery Division (United Kingdom) relating to an intellectual property licensing agreement (the “IP Agreement”) between Charles Saatchi and Saatchi Art, dated February 18, 2010. Mr. Saatchi alleges that Saatchi Art committed a repudiatory breach of the IP Agreement, effectively terminating it, and that Saatchi Art must cease using the “Saatchi” name. Mr. Saatchi is seeking a permanent injunction restricting Saatchi Art from continuing to use the “Saatchi” name, a declaration that the IP Agreement has been validly terminated, a disgorgement of any profits derived from Saatchi Art’s use of the name since the alleged termination date and unspecified monetary damages. We do not believe that the conduct alleged by Mr. Saatchi constitutes a repudiatory breach of the IP Agreement and intend to vigorously defend the lawsuit. We have filed an Application for Summary Judgment, or Strike Out of Claimant’s Claim, with the High Court of Justice, Chancery Division (United Kingdom). The litigation is in its early stages.

On December 30, 2014, Charles Saatchi and Robert Norton, common stockholders of Saatchi Art prior to its acquisition by Demand Media, filed a lawsuit in the Delaware Chancery Court against the former directors, certain former officers and certain former preferred stockholders of Saatchi Art, and Saatchi Art itself. Messrs. Saatchi and Norton allege that, in connection with Demand Media’s acquisition of Saatchi Art, (i) the former directors and officers named in the lawsuit breached their fiduciary duties to the common stockholders; (ii) certain preferred stockholders of Saatchi Art breached their fiduciary duties to the common stockholders, aided and abetted the former officers’ and directors’ breach of their fiduciary duties and violated a Saatchi Art voting agreement by breaching the implied covenant of good faith and fair dealing; and (iii) Saatchi Art violated the voting agreement by breaching the implied covenant of good faith and fair dealing. The complaint seeks rescissory damages, a constructive trust over the acquisition proceeds, disgorgement of all profits related thereto, and unspecified compensatory damages, costs and fees. We believe that we are entitled to indemnification with respect to any losses incurred by us related to these claims under the terms of the merger agreement, although there can be no assurance that we will be successful in recovering such losses, if any. The litigation is in its early stages.

In addition, from time to time we are a party to various legal matters incidental to the conduct of our businesses. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake review of us and our filings. In evaluating the exposure associated with various tax filing positions, we accrue charges for possible exposures. The Company’s 2012 federal income tax return is currently under Internal revenue service (“IRS”) audit. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to our consolidated financial statements.

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

Income tax expense for the three months ended March 31, 2015, decreased by $2.4 million to less than $0.1 million compared to $2.4 million in the same period in 2014. The decrease is primarily due to the impairment of goodwill which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill and a full valuation allowance.

We reduce our deferred tax assets resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Due to the limitation associated with deferred tax liabilities from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As we have insufficient history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and is thus subject to a valuation allowance. Accordingly, we have established a full valuation allowance against our deferred tax assets.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three months ended March 31, 2015 or 2014 other than the acquired uncertain tax position, and we do not expect our uncertain tax position to change materially during the next twelve months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the IRS and various state authorities.  The IRS is currently conducting an audit of our 2012 tax return.

10. Employee Benefit Plan

We have a defined contribution plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended  covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the IRS. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. During the three months ended March 31, 2015 and 2014, we incurred approximately $0.3 million and $0.6 million, respectively, in employer contributions under the 401(k) Plan, and we expect to incur approximately $0.9 million for the remainder of the current fiscal year.

11. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Service costs	$314	$289
Sales and marketing	181	153
Product development	469	685
General and administrative	1,271	2,637
Discontinued operations	—	1,503
Total stock-based compensation	$2,235	$5,267

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Numbers of
options
outstanding
Outstanding at December 31, 2014	3,473
Options granted	404
Options exercised	(7)
Options forfeited or cancelled	(375)
Outstanding at March 31, 2015	3,495

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Shares
Unvested at December 31, 2014	857
Granted	630
Vested	(93)
Forfeited	(102)
Unvested at March 31, 2015	1,292

Employee Stock Purchase Plan

In 2010, we established our ESPP, which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a discounted price. The ESPP provides up to a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing in May and November. We commenced our first offering period in May 2011 and our most recent offering period in November 2014. Under the ESPP, participants can purchase our common stock at a 15% discount to the lower of our common stock’s market price as of the beginning or ending of the relevant offering period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. A maximum of 750 shares of common stock may be purchased by each participant during each purchase period. The fair value of the shares issued pursuant to the ESPP is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 24-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 58% and 60% for each of the four purchase periods during the current offering period. During the three months ended March 31, 2015, we recognized $0.1 million of expense in relation to the ESPP and there were approximately 1.8 million shares of common stock remaining authorized for issuance under the ESPP at March 31, 2015. As of March 31, 2015 there was approximately $0.4 million of unrecognized compensation cost related to the ESPP which is expected to be recognized on a straight line basis over the remainder of the offering period.

12. Stockholders’ Equity

Reverse Stock Split

On August 1, 2014, immediately following the Distribution, we enacted a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury, which is reflected retrospectively throughout the condensed consolidated financial statements.

Stock Repurchases

Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of our common stock from time to time. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the repurchase plan at March 31, 2015. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of March 31, 2015, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

Other

Each share of common stock has the right to one vote per share.

13. Business Segments

We operate in one operating segment. Our chief operating decision maker (the “CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for its Content & Media and Marketplace offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of our principal operations and assets are located in the United States.

Revenue derived from our Content & Media and Marketplaces service offerings is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Content & Media	$22,525	$38,326
Marketplaces	10,685	6,730
Total revenue	$33,210	$45,056

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, was as follows:

	Three months ended March 31,
	2015	2014
Domestic	$28,768	$40,495
International	4,442	4,561
Total revenue	$33,210	$45,056

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

For financial assets that utilize Level 1 and Level 2 inputs, we utilize both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs). For financial assets that utilize Level 3 inputs, we derive the fair value based on company assumptions and information obtained from brokers based on the indicated market values.

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities and customer deposits, approximate fair value because of their short maturities. The carrying amount for amounts that were outstanding under our terminated credit facility approximates fair value because the loans bore interest at variable rates that approximated fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets, are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Balance at March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$5,002	$—	$—	$5,002
Promissory note	—	—	5,053	5,053
	$5,002	$—	$5,053	$10,055

	Balance at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$5,000	$—	$—	$5,000
Promissory note	—	—	4,946	4,946
	$5,000	$—	$4,946	$9,946

(1) Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

During the three months ended March 31, 2015, we increased the fair value of the promissory note by $0.1 million to its current estimated fair value.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Net loss from continuing operations	$(6,749)	$(8,946)
Net loss from discontinued operations	—	(2,010)
Net loss	$(6,749)	$(10,956)

Weighted average common shares outstanding	19,773	18,175
Weighted average unvested restricted stock awards	—	(4)
Weighted average common shares outstanding—basic and diluted	19,773	18,171

Earnings per share—basic and diluted
Net loss from continuing operations	$(0.34)	$(0.49)
Net loss from discontinued operations	—	(0.11)
Net loss per share	$(0.34)	$(0.60)

For each of the three months ended March 31, 2015 and 2014 we excluded 0.1 million shares from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

16. Discontinued Operations

On August 1, 2014, we completed the Separation of Rightside from Demand Media. As a result of the Separation, the financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the three months ended March 31, 2014. Following the Separation, the following activity in our statement of operations was reclassified from continuing operations to discontinued operations:

Three months ended
March 31, 2014
Service revenue	$44,696
Operating expenses:
Service costs	38,469
Sales and marketing	2,800
Product and development	4,049
General and administrative	5,866
Amortization of intangible assets	1,691
Total operating expenses	52,875
Operating loss	(8,179)
Other income, net	6,192
Loss before income taxes	(1,987)
Income tax expense	(23)
Net loss	$(2,010)

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form 10-K.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), which was filed with the SEC on March 16, 2015, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2014 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

We are a diversified Internet company that builds platforms across our media and marketplace properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two service offerings: Content & Media and Marketplaces.

Content & Media

Our Content & Media service offering includes a leading online content creation platform that publishes content to our owned and operated online properties as well as to online properties operated by our customers. Through our innovative content creation platform, DemandStudios.com, a large community of qualified freelance professionals utilizes proprietary technology and automated workflow processes to identify valuable topics and then create high-quality content in text, video, photography and designed visual formats. This content is published to our leading owned and operated online properties across several key categories, including eHow.com, a how-to reference destination, and Livestrong.com, a health and healthy living destination. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven text articles, video series and blogs created by our in-house editorial staff, comedians and a community of website enthusiasts. Our content creation studio also produces content for our Content Solutions business, which develops and executes custom content marketing strategies for third-party brands, publishers and advertisers.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our owned and operated online properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates.  Since 2011, the number of visits to our properties, particularly eHow.com, has substantially declined due to lower search engine referrals resulting from ongoing changes to search engine algorithms by Google, Yahoo! and Bing. In addition, visits across our owned and operated online properties continue to shift from desktop to mobile, with ad unit rates for mobile generally lower than desktop, and we have recently experienced declines in ad unit rates for both desktop and mobile, resulting in lower advertising revenue. As a result of the traffic declines and lower ad unit rates, our revenue derived from eHow for the three months ended March 31, 2015 dropped to 28% of our total revenue, as compared to 43% and 56% for the years ended December 31, 2014 and 2013, respectively, after giving effect to the Separation. Future changes to search engine algorithms that negatively impact the volume of referral traffic, additional declines in ad unit rates or a continuing reduction in eHow’s performance could result in a material adverse effect to our business and results of operations.

However, we believe that there are opportunities to increase the number of visits, both from search engine referrals and direct visits by users, by improving the user experience and engagement on our online properties. Such improvements include redesigning our websites; refining our content library through select removals, rewrites and additions; reducing the number of advertisements per page; and developing a greater variety of content formats, particularly formats better suited for mobile devices. These changes will likely negatively impact revenue and significantly increase our operating expenses in the near term, but we believe that by providing consumers with an improved user and content experience, we will be able to increase the number of visits and revenue in a sustained fashion over the long-term. However, if the ad unit rates we receive continue to decline, we could experience lower advertising revenue even if the number of visits to our properties increases.

The majority of our advertising revenue currently is, and historically has been, generated by our relationship with Google. Google also serves as one of the principal technology platform partners for our programmatic ad sales offering. Any change in the type of services that Google provides to us, or to the terms of our agreements with Google, could adversely impact our results of operations.

Marketplaces

Through our Marketplaces service offering, we operate two leading artist marketplaces where large communities of artists can market and sell original artwork or original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on art prints, phone and tablet cases, t-shirts, throw pillows and other consumer products. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

Our Marketplaces service offering generates revenue from the sale of products and services through our online artist marketplaces.  On Society6, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art. Our Marketplaces service offering is principally dependent on the number of transactions and average revenue per transaction generated by the sale of products and services through our online marketplaces, both of which increased for the three months ended March 31, 2015 as compared to the prior year period. We believe there are opportunities to further increase the number of transactions and the average revenue per transaction by attracting new visitors to our marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, introducing new products, and offering product bundling and other promotions.

The revenue generated by our Marketplaces service offering has higher costs associated with it as compared to our Content & Media service offering due to variable product costs, including outsourced product manufacturing costs, artist royalties, and shipping and handling costs. During the three months ended March 31, 2015, a higher percentage of our total revenue was generated by our Marketplaces service offering as compared to the prior year period. If our revenue sources continue to shift from our Content & Media service offering to our Marketplaces service offering, our total costs relative to our revenue will be negatively impacted.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury. The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2014. Unless it is disclosed, all financial results represent continuing operations.

For the three months ended March 31, 2015 and 2014, we reported revenue of $33.2 million and $45.1 million, respectively. For the three months ended March 31, 2015 and 2014, Content & Media revenue accounted for 68% and 85% of our total revenue, respectively, and Marketplaces revenue accounted for 32% and 15% of our total revenue, respectively.

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

•	Revenue per visit (“RPV”): We define RPV as Content & Media revenue per one thousand page visits.

Marketplaces Metrics

—	number of transactions: We define transactions as the total number of successfully completed transactions during the applicable period.
—	average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period by the number of transactions in that period.

The following table sets forth our key business metrics for the periods presented:

	Three months ended
	March 31,
	2015	2014	% Change
Content & Media Metrics(1):
Visits (in thousands)	943,438	988,536	(5)%
Revenue per Visit	$23.87	$38.77	(38)%
Marketplaces Metrics(1):
Number of Transactions	182,179	138,886	31%
Average Revenue per Transaction	$58.65	$48.46	21%
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

We also generate Content & Media service revenue from the sale or license of media content, including the creation and distribution of content for third-party brands, publishers and advertisers through our Content Solutions service. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor we recognize revenue on a net basis. In addition, we have previously generated Content & Media service revenue through social media services from recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. As of February 2015, we no longer provide social media services.

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

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; personnel costs related to in-house editorial, customer service and information technology; and revenue-sharing arrangements, such as content creator revenue-sharing arrangements. In the near term, we expect increases in service costs associated with our investment in new business initiatives that we believe will support future growth, including refining, auditing and consolidating our content library.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties, and personnel costs. In the near term, we expect our product costs to increase as our product revenue continues to grow.

Shipping and Handling

Shipping and handling charged to customers is recorded in service revenue or product revenue. Associated costs are recorded in service costs or product costs.

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

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platforms, including the costs to improve our owned and operated websites and related mobile applications and further develop our content algorithms, as well as the costs to develop future product and service offerings. We currently anticipate that our product development expenses will slightly increase in the near term as a percentage of revenue as we continue to invest in product development personnel to support the growth of our businesses.

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

Amortization of Intangible Assets

We capitalize certain costs (i) allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and (ii) incurred to develop media content that our algorithms indicate have a probable economic benefit. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense related to business combinations to decrease due to fewer acquisitions in the near term as compared to prior years, as well as a decrease in intangible assets as a result of recent dispositions including our Creativebug, CoveritLive and Pluck businesses. Further remediation of our content in future periods may result in significant additional accelerated amortization expense related to capitalized media content in the periods such actions occur. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

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

Interest Income (Expense), Net

Interest expense principally consists of interest on outstanding debt and amortization of debt issuance costs associated with our credit facility, which was fully repaid in November 2014, resulting in lower interest expense in the first quarter of 2015 than in the prior year period. We expect interest expense to decrease in 2015 because we currently have no debt outstanding. Interest income consists of interest earned on cash balances and short-term investments. We expect interest income to increase in 2015 as compared to 2014 due to the promissory note we received in July 2014 as part of the consideration for the sale of CoveritLive. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and gain or loss on sale of businesses. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates and whether we dispose of any businesses.

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

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, income taxes, stock-based compensation, the recoverability of our long-lived assets, including our media portfolio, and discontinued operations have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2014 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2014 Annual Report. The following discussion includes any specific activity related to these accounting policies and estimates for the three months ended March 31, 2015, as well as any additional accounting policies and estimates that had a significant impact on our consolidated financial statements for the three months ended March 31, 2015.

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

Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2014.

Three months ended
March 31, 2014
Service revenue	$44,696
Operating expenses:
Service costs	38,469
Sales and marketing	2,800
Product and development	4,049
General and administrative	5,866
Amortization of intangible assets	1,691
Total operating expenses	52,875
Operating loss	(8,179)
Other income, net	6,192
Loss before income taxes	(1,987)
Income tax expense	(23)
Net loss	$(2,010)

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2015	2014
Revenue:
Service revenue	$23,225	$38,264
Product revenue	9,985	6,792
Total revenue	33,210	45,056
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	10,003	10,668
Product costs	6,834	4,955
Sales and marketing(1)(2)	4,605	6,131
Product development(1)(2)	6,358	7,223
General and administrative(1)(2)	10,362	11,849
Amortization of intangible assets	4,711	9,938
Total operating expenses	42,873	50,764
Loss from operations	(9,663)	(5,708)
Interest income (expense), net	109	(770)
Other income (expense), net	2,827	(23)
Loss from continuing operations before income taxes	(6,727)	(6,501)
Income tax expense	(22)	(2,445)
Net loss from continuing operations	(6,749)	(8,946)
Net loss from discontinued operations(1)(2)	—	(2,010)
Net loss	$(6,749)	$(10,956)

(1) Depreciation expense included in the above line items:
Service costs	$1,497	$1,854
Sales and marketing	20	38
Product development	57	129
General and administrative	1,265	1,331
Discontinued operations	—	2,424
Total depreciation	$2,839	$5,776

(2) Stock-based compensation included in the above line items:
Service costs	$314	$289
Sales and marketing	181	153
Product development	469	685
General and administrative	1,271	2,637
Discontinued operations	—	1,503
Total stock-based compensation	$2,235	$5,267

As a percentage of revenue:

	Three months ended March 31,
	2015	2014
Revenue:
Service revenue	69.9%	84.9%
Product revenue	30.1%	15.1%
Total revenue	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	30.1%	23.7%
Product costs	20.6%	11.0%
Sales and marketing	13.9%	13.6%
Product development	19.1%	16.0%
General and administrative	31.2%	26.3%
Amortization of intangible assets	14.2%	22.1%
Total operating expenses	129.1%	112.7%
Loss from operations	(29.1)%	(12.7)%
Interest income (expense), net	0.3%	(1.6)%
Other income (expense), net	8.5%	(0.1)%
Loss from continuing operations before income taxes	(20.3)%	(14.4)%
Income tax expense	—%	(5.5)%
Net loss from continuing operations	(20.3)%	(19.9)%
Net loss from discontinued operations	—%	(4.4)%
Net loss	(20.3)%	(24.3)%

Revenue

Revenue by service offering was as follows (in thousands):

	Three months ended
	March 31,
	2015	2014	% Change
Content & Media	$22,525	$38,326	(41)%
Marketplaces	10,685	6,730	59%
Total revenue	$33,210	$45,056	(26)%

Content & Media Revenue

Content & Media revenue decreased by $15.8 million, a 41% decline to $22.5 million for the three months ended March 31, 2015, as compared to $38.3 million for the same period in 2014. Visits decreased by 5% to 943 million visits in the three months ended March 31, 2015 from 989 million visits in the three months ended March 31, 2014 driven by significant declines in desktop visits across most of our online properties, partially offset by significant mobile visit growth across most of our online properties, as well as desktop visit growth from Livestrong.com and customer web pages hosted by our content services. RPV decreased by 38%, to $23.87 in the three months ended March 31, 2015 from $38.77 in the three months ended March 31, 2014, primarily due to lower ad monetization yields from our cost-per-click advertising, our strategic reduction in higher yielding direct sold display advertising and the impact from selling our CoveritLive and Pluck social media businesses.

Marketplaces Revenue

Marketplaces revenue increased by $4.0 million, a 59% increase to $10.7 million for the three months ended March 31, 2015, as compared to $6.7 million for the same period in 2014. The number of transactions increased 31% to

182,179 in the three months ended March 31, 2015 from 138,886 in the 2014 period, as a result of new product introductions, increased traffic and increased conversion of visits to purchases on Society6, as well as the addition of Saatchi Art. Marketplaces average revenue per transaction increased by 21% year-over-year, from $48.46 to $58.65, driven primarily by a mix shift towards higher-priced items on Society6, as well as the addition of Saatchi Art, which has significantly higher average revenue per transaction.

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended
	March 31,
	2015	2014	% Change
Service costs (exclusive of amortization of intangible assets)	$10,003	$10,668	(6)%
Product costs	6,834	4,955	38%
Sales and marketing	4,605	6,131	(25)%
Product development	6,358	7,223	(12)%
General and administrative	10,362	11,849	(13)%
Amortization of intangible assets	4,711	9,938	(53)%

Service Costs

Service costs for the three months ended March 31, 2015 decreased by approximately $0.7 million, or 6%, to $10 million compared to $10.7 million in the same period in 2014. The decrease was primarily due to a decrease of $0.4 million in depreciation expense, $0.4 million in information technology expense, $0.3 million in new content expense, $0.3 million in traffic acquisition cost (“TAC”), $0.2 million in ad serving costs, and $0.1 million in consulting and other costs. These factors were partially offset by an increase of $0.4 million in content renovation costs, $0.3 million in service sales related costs, and $0.3 million in personnel and related costs.

Product Costs

Product costs for the three months ended March 31, 2015 increased by approximately $1.9 million, or 38%, to $6.8 million, as compared to $5.0 million in the same period in 2014. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Sales and Marketing

Sales and marketing expenses decreased by approximately $1.5 million, or 25%, to $4.6 million for the three months ended March 31, 2015 from $6.1 million for the same period in 2014. The decrease was primarily driven by a $1.6 million decrease in personnel and related costs due to our strategic shift away from direct advertising sales.

Product Development

Product development expenses decreased by approximately $0.9 million, or 12%, to $6.4 million during the three months ended March 31, 2015 compared to $7.2 million in the same period in 2014, primarily as a result of a decrease of $0.9 million in personnel and related costs, net of internal costs capitalized as internal software development.

General and Administrative

General and administrative expenses decreased by approximately $1.5 million, or 13%, to $10.4 million during the three months ended March 31, 2015 compared to $11.8 million in the same period in 2014. The decrease was primarily due to a decrease of $0.4 million in facilities and related costs, $2.0 million in personnel and related costs, and $0.1 million in depreciation expense. These factors were partially offset by increases of $0.4 million in legal and audit fees, $0.3 million in realignment costs, $0.2 million in consulting costs, and $0.1 million in taxes and insurance costs.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2015 decreased by approximately $5.2 million, or 53%, to $4.7 million compared to $9.9 million in the same period in 2014. The decrease is primarily due to the removal of content from our media properties in the fourth quarter of 2014, as well as lower amortization related to intangibles disposed of in connection with the sales of our Creativebug and CoveritLive businesses in the third quarter of 2014.

Interest Income (Expense), Net

Interest income, net for the three months ended March 31, 2015 was $0.1 million from the promissory note that we received in July 2014 as part of the consideration for the sale of CoveritLive. For the three months ended March 31, 2014 interest expense was $0.8 million due to our former outstanding debt. We did not incur any interest expense for the three months ended March 31, 2015 because we did not have any debt outstanding during the period.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2015 was $2.9 million, primarily due to the gain on sale of our Pluck business.

Income Tax Expense

Income tax expense for continuing operations for the three months ended March 31, 2015 decreased by $2.4 million to less than $0.1 million compared to $2.4 million in the same period in 2014. The decrease is primarily due to the impact from the impairment of goodwill during the third quarter of 2014, which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill and a full valuation allowance as compared to the same period in 2014.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income (loss) in that it excludes net income (loss) from discontinued operations, as well as net interest expense, income tax expense (benefit), and certain other non-cash and non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization and stock-based compensation.

Adjusted EBITDA is one of the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, because it excludes certain expenses that management believes are not indicative of our core operating results. Management believes that the exclusion of these expenses provides a useful measure for period-to-period comparisons of our underlying recurring revenue and operating costs that is focused more closely on the current costs necessary to utilize previously acquired long-lived assets and reflects our ongoing business in a manner that allows for meaningful analysis of trends. In addition, management believes that excluding certain non-cash charges can be useful because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. Adjusted EBITDA is also one of the primary measures management uses to prepare and update the Company’s short and long term financial and operational plan, including evaluating investment decisions. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers and other users of our financial statements.

Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our consolidated revenue and operating results in the same manner as our management and in comparing financial results across accounting periods and to those of our peer companies. However, the use of non-GAAP financial measures has certain limitations because they do not reflect all items of income and expense that affect our operations. We compensate for these limitations by reconciling non-GAAP financial measures to the most comparable GAAP financial measures. Further, non-GAAP financial measures do not have standardized meanings, and therefore other companies, including peer companies, may use the same or similarly named measures but exclude different items or use different computations, so comparability may be limited. Non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures prepared in accordance with GAAP. We encourage investors and others to review our financial information in its entirety and not rely on a single financial measure.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended March 31,
	2015	2014
Net loss	$(6,749)	$(10,956)
Less: Net loss from discontinued operations, net of taxes	—	2,010
Net loss from continuing operations	(6,749)	(8,946)
Add (deduct):
Income tax expense	22	2,445
Interest and other (income) expense, net	(2,936)	793
Depreciation and amortization(1)	7,550	13,290
Stock-based compensation(2)	2,235	3,764
Acquisition and realignment costs(3)	346	761
Adjusted EBITDA	$468	$12,107

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(2)	Represents the fair value of stock-based awards to purchase the Company’s stock included in our GAAP results of operations.
(3)

Acquisition and realignment costs include such items, when applicable, as (a) legal, accounting and other professional fees directly attributable to acquisition or corporate realignment activities, (b) employee severance and other payments attributable to acquisition or corporate realignment activities, and (c) expenditures related to the separation of Demand Media into two distinct publicly traded companies.

Liquidity and Capital Resources

As of March 31, 2015, we had $47.3 million of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents, as well as the cash we generate from our operations. Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our previous credit facilities. In November 2014, we repaid all outstanding amounts under our previous credit facility and terminated that facility, and we do not currently have a line of credit available. We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a new credit facility or through the issuance of equity, equity-related or debt securities. We currently have a shelf registration statement on file with the SEC that is effective through October 2015 which we may use to offer and sell debt or equity securities with an aggregate offering price not to exceed $100.0 million.

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

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations. Cash used in investing activities has historically been, and is expected to be, impacted by our ongoing investments in our platforms, company infrastructure and equipment. The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Three months ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(2,415)	$5,688
Net cash (used in) provided by investing activities	$2,195	$(184)
Net cash used in financing activities	$(283)	$(5,034)

Cash Flow from Operating Activities

Three months ended March 31, 2015

Net cash used in our operating activities was $2.4 million. Our net loss during the period was $6.7 million, which included non-cash charges of $9.8 million related to depreciation, amortization and stock-based compensation, partially offset by gain on disposals of $2.9 million. The remainder of our uses of net cash flow from operating activities was from changes in our working capital, including changes in accounts payable, accrued expenses and other liabilities, prepaid expenses and other assets and deferred revenue of $5.4 million, offset in part by changes in accounts receivable of $2.9 million. The decrease in accrued expenses, accounts payable and accounts receivable was primarily due to the timing of payments and collections.

Three months ended March 31, 2014

Net cash inflows from our operating activities was $5.7 million. Our net loss during the period was $11.0 million, which included non-cash charges of $25.0 million for depreciation, amortization, deferred income taxes, and stock-based compensation, partially offset by gain on other assets and other of $6.4 million. The remainder of our sources of net cash flow from operating activities was from changes in our working capital, driven by a $9.5 million increase resulting from changes in deferred revenue and accounts receivable, offset by changes in deferred registration costs, accrued expenses and prepaid and other assets, totaling $11.3 million. The increase in our deferred revenue was primarily due to growth in the registrar services offered during the period, while the decrease in our accrued liabilities was primarily due to timing of payments.

Cash Flow from Investing Activities

Three months ended March 31, 2015 and 2014

Net cash provided by investing activities was $2.2 million during the three months ended March 31, 2015, compared to net cash used in investing activities of $0.2 million during the same period in 2014. Cash flows from investing activities for the three months ended March 31, 2015 primarily consisted of cash inflows of $3.8 million from the sale of our Pluck business, partially offset by investments in property and equipment of $1.8 million. Cash flows from investing activities for the three months ended March 31, 2014 primarily included cash used to purchase property and equipment of $2.8 million, investments in intangible assets primarily comprised of media content of $3.3 million, and net payments for generic Top Level Domain (“gTLD”) applications in connection with our former domain name business of $0.4 million, offset by proceeds of $5.1 million from the withdrawals of our interest in certain gTLD applications relating to our former domain name business and cash inflows from the sale of marketable securities of $1.4 million. Investments in property and equipment in both periods were primarily comprised of investments in servers, IT equipment and internally developed software.

Cash Flow from Financing Activities

Three months ended March 31, 2015 and 2014

Net cash used in financing activities was $0.3 million and $5.0 million during the three months ended March 31, 2015 and 2014, respectively. Cash used in financing activities for the three months ended March 31, 2014, primarily consists of repayments of $3.8 million under our former credit facility. We also used $0.5 million during the three months ended March 31, 2014 to fund an acquisition holdback related to a prior acquisition. During the three months ended March 31, 2015 and 2014, we paid $0.3 million and $0.8 million, respectively, of costs related to net taxes paid on employee stock options exercises and restricted stock units vesting.

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any off balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2015 and 2014, we used $1.8 million and $2.8 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. The decrease is primarily due to lower internally developed software and lower capital expenditures relating to the registry infrastructure for our former domain name business. We currently anticipate making capital expenditures of between $4.0 million and $8.0 million during the remainder of the year ending December 31, 2015.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign currency exchange, inflation, and concentration of credit risk. To reduce and manage these risks, we assess the financial condition of our large advertising network providers, large direct advertisers and their agencies, and other large customers when we enter into or amend agreements with them and limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, readily convertible into cash and mature within three months from the date of purchase.

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

Concentrations of Credit Risk

As of March 31, 2015, our cash and cash equivalents were maintained primarily with five major U.S. financial institutions and three foreign banks. We also maintained cash balances with two Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	March 31, 2015	December 31, 2014
Google, Inc.	44%	42%

Item 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item  1.       LEGAL PROCEEDINGS

On November 5, 2014, Charles Saatchi filed a lawsuit against our wholly owned subsidiary, Saatchi Online, Inc. (“Saatchi Art”), in the High Court of Justice, Chancery Division (United Kingdom) relating to an intellectual property licensing agreement (the “IP Agreement”) between Charles Saatchi and Saatchi Art, dated February 18, 2010. Mr. Saatchi alleges that Saatchi Art committed a repudiatory breach of the IP Agreement, effectively terminating it, and that Saatchi Art must cease using the “Saatchi” name. Mr. Saatchi is seeking a permanent injunction restricting Saatchi Art from continuing to use the “Saatchi” name, a declaration that the IP Agreement has been validly terminated, a disgorgement of any profits derived from Saatchi Art’s use of the name since the alleged termination date and unspecified monetary damages. We do not believe that the conduct alleged by Mr. Saatchi constitutes a repudiatory breach of the IP Agreement and intend to vigorously defend the lawsuit. We have filed an Application for Summary Judgment, or Strike Out of Claimant’s Claim, with the High Court of Justice, Chancery Division (United Kingdom). The litigation is in its early stages.

On December 30, 2014, Charles Saatchi and Robert Norton, common stockholders of Saatchi Art prior to its acquisition by Demand Media, filed a lawsuit in the Delaware Chancery Court against the former directors, certain former officers and certain former preferred stockholders of Saatchi Art, and Saatchi Art itself. Messrs. Saatchi and Norton allege that, in connection with Demand Media’s acquisition of Saatchi Art, (i) the former directors and officers named in the lawsuit breached their fiduciary duties to the common stockholders; (ii) certain preferred stockholders of Saatchi Art breached their fiduciary duties to the common stockholders, aided and abetted the former officers’ and directors’ breach of their fiduciary duties and violated a Saatchi Art voting agreement by breaching the implied covenant of good faith and fair dealing; and (iii) Saatchi Art violated the voting agreement by breaching the implied covenant of good faith and fair dealing. The complaint seeks rescissory damages, a constructive trust over the acquisition proceeds, disgorgement of all profits related thereto, and unspecified compensatory damages, costs and fees. We believe that we are entitled to indemnification with respect to any losses incurred by us related to these claims under the terms of the merger agreement, although there can be no assurance that we will be successful in recovering such losses, if any. The litigation is in its early stages.

In addition, from time to time we are a party to various legal matters incidental to the conduct of our businesses. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

Item 1A.RISK FACTORS

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our 2014 Annual Report, which is available at www.sec.gov and at ir.demandmedia.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2014 Annual Report could materially affect our business, financial condition and/or future results.  The risk factors described in the 2014 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. There have been no material changes to the risk factors set forth in the 2014 Annual Report.

Item  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended March 31, 2015.

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

3.2	Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011).

4.1	Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

10.1 †

Employment Agreement between Demand Media, Inc. and Rachel Glaser, dated as of March 4, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.2 †

Amended and Restated Employment Agreement between Demand Media, Inc. and Peter Kim, dated as of March 4, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.3

Amendment Number One to Google Services Agreement between Google Inc. and Demand Media, Inc., dated February 6, 2015 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015).

31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMAND MEDIA, INC.

By:	/s/ Sean Moriarty
Name:	Sean Moriarty
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rachel Glaser
Name:	Rachel Glaser
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Peter Kim
Name:	Peter Kim
Title:	Senior Vice President, Accounting and interim Chief Accounting Officer (Principal Accounting Officer)

Date: May 7, 2015

Exhibit Index

Exhibit No	Description of Exhibit

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

3.2	Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
4.1	Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

10.1 †

Employment Agreement between Demand Media, Inc. and Rachel Glaser, dated as of March 4, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.2 †

Amended and Restated Employment Agreement between Demand Media, Inc. and Peter Kim, dated as of March 4, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.3

Amendment Number One to Google Services Agreement between Google Inc. and Demand Media, Inc., dated February 6, 2015 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015).

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