Form 10-Q
period 2015-06-30
DEMAND MEDIA INC.
filed 2015-08-06
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 20,005,774 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$42,292	$47,820
Accounts receivable, net	10,570	14,504
Prepaid expenses and other current assets	7,863	7,447
Total current assets	60,725	69,771
Property and equipment, net	18,752	22,836
Intangible assets, net	28,607	40,535
Goodwill	10,358	10,358
Other assets	5,872	6,055
Total assets	$124,314	$149,555
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$824	$4,762
Accrued expenses and other current liabilities	20,765	24,225
Deferred revenue	2,767	3,569
Total current liabilities	24,356	32,556
Deferred tax liability	372	334
Other liabilities	1,712	1,823
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 20,685 issued and 19,883 shares outstanding at June 30, 2015 and 20,543 issued and 19,741 shares outstanding at December 31, 2014	2	2
Additional paid-in capital	502,007	497,809
Accumulated other comprehensive loss	(85)	(76)
Treasury stock at cost, 802 at June 30, 2015 and December 31, 2014, respectively	(30,767)	(30,767)
Accumulated deficit	(373,283)	(352,126)
Total stockholders’ equity	97,874	114,842
Total liabilities and stockholders’ equity	$124,314	$149,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$20,067	$36,397	$43,292	$74,661
Product revenue	9,701	6,680	19,686	13,472
Total revenue	29,768	43,077	62,978	88,133
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	9,534	11,274	19,537	21,942
Product costs	6,768	5,046	13,602	10,001
Sales and marketing	4,768	4,592	9,373	10,723
Product development	6,045	6,948	12,403	14,171
General and administrative	9,955	12,555	20,317	24,404
Amortization of intangible assets	7,225	7,877	11,936	17,815
Total operating expenses	44,295	48,292	87,168	99,056
Loss from operations	(14,527)	(5,215)	(24,190)	(10,923)
Interest income (expense), net	110	(934)	219	(1,704)
Other income (expense), net	19	(23)	2,846	(46)
Loss from continuing operations before income taxes	(14,398)	(6,172)	(21,125)	(12,673)
Income tax expense	(10)	(269)	(32)	(2,714)
Net loss from continuing operations	(14,408)	(6,441)	(21,157)	(15,387)
Net loss from discontinued operations	—	(7,892)	—	(9,902)
Net loss	$(14,408)	$(14,333)	$(21,157)	$(25,289)

Earnings per share - basic and diluted
Net loss from continuing operations	$(0.73)	$(0.35)	$(1.07)	$(0.84)
Net loss from discontinued operations	—	(0.43)	—	(0.54)
Net loss	$(0.73)	$(0.78)	$(1.07)	$(1.38)

Weighted average number of shares - basic and diluted	19,841	18,286	19,807	18,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(14,408)	$(14,333)	$(21,157)	$(25,289)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(15)	(28)	(9)	(50)
Realized gain on marketable securities available-for-sale, net of tax expense of $344	—	—	—	(562)
Other comprehensive income (loss), net of tax:	(15)	(28)	(9)	(612)
Comprehensive income (loss)	$(14,423)	$(14,361)	$(21,166)	$(25,901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2014	19,741	$2	$497,809	$(30,767)	$(76)	$(352,126)	$114,842
Issuance of stock under employee stock awards and other, net	142	—	263	—	—	—	263
Stock-based compensation expense	—	—	3,935	—	—	—	3,935
Foreign currency translation adjustment	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	(21,157)	(21,157)
Balance at June 30, 2015	19,883	$2	$502,007	$(30,767)	$(85)	$(373,283)	$97,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(21,157)	$(25,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,209	31,922
Deferred income taxes	—	4,601
Stock-based compensation	4,124	10,631
Gain on disposal of businesses	(2,908)	—
Gain on other assets, net	—	(5,747)
Other	199	(1,447)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	4,360	4,891
Prepaid expenses and other current assets	(394)	(793)
Deferred registration costs	—	(8,957)
Deposits with registries	—	294
Other long-term assets	(132)	(674)
Accounts payable	(3,858)	(2,887)
Accrued expenses and other liabilities	(3,903)	(127)
Deferred revenue	(149)	11,724
Net cash (used in) provided by operating activities	(6,609)	18,142
Cash flows from investing activities
Purchases of property and equipment	(2,586)	(5,910)
Purchases of intangible assets	(56)	(4,314)
Payments for gTLD applications	—	(11,460)
Proceeds from gTLD withdrawals, net	—	6,105
Cash received from disposal of business, net of cash disposed	3,831	—
Other	205	1,291
Net cash provided by (used in) investing activities	1,394	(14,288)
Cash flows from financing activities
Long-term debt repayments, net	—	(22,500)
Proceeds from exercises of stock options and contributions to ESPP	248	252
Net taxes paid on RSUs and options exercised	(440)	(1,646)
Cash paid for acquisition holdback	—	(1,542)
Other	(112)	(296)
Net cash used in financing activities	(304)	(25,732)
Effect of foreign currency on cash and cash equivalents	(9)	(45)
Change in cash and cash equivalents	(5,528)	(21,923)
Cash and cash equivalents, beginning of period	47,820	153,511
Cash and cash equivalents, end of period	$42,292	$131,588

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

Content & Media

Our Content & Media service offering includes a leading content creation platform that produces high-quality content in text, video, photography and designed visual formats. This content is published to our leading owned and operated online properties across several key categories on eHow.com, a how-to reference destination, and Livestrong.com, a health and healthy living destination, as well as to online properties operated by our customers. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven video series, text articles and blogs created through a collaborative process among our in-house editorial staff, comedians and a community of website enthusiasts. Additionally, our studioD business develops and executes custom content marketing strategies for third-party brands, publishers and advertisers.

Marketplaces

Through our Marketplaces service offering, we operate two leading artist marketplaces where large communities of artists can market and sell their original artwork or original designs printed on a wide variety of products. Society6.com (“Society6”), which we acquired in June 2013, provides artists with an online commerce platform to feature and sell their original images or designs on consumer products such as art prints, phone and tablet cases, t-shirts and throw pillows. Saatchi Online, Inc., which operates SaatchiArt.com (“Saatchi Art”) and which we acquired in August 2014, is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

2. Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and six month periods ended June 30, 2015 and 2014, the condensed consolidated statements of cash flows for the six month periods ended June 30, 2015 and 2014 and the condensed consolidated statement of stockholders’ equity for the six month period ended June 30, 2015 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of June 30, 2015 and our results of operations for the six month periods ended June 30, 2015 and 2014 and our cash flows for the six month periods ended June 30, 2015 and 2014. The results for the three month period ended June 30, 2015 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, for interim financial information and with the instructions from the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

The common stock share information and related per share amounts included in our condensed consolidated financial statements have been adjusted retroactively for all periods presented to reflect the 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury, that was effected on August 1, 2014.

The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2014. For additional information relating to our previous domain name services business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue; allowance for doubtful accounts; investments in equity interests; the assigned value of acquired assets and assumed liabilities in business combinations; useful lives and impairment of property and equipment, intangible assets, goodwill and other assets; the fair value of equity-based compensation awards; and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of our assets and liabilities.

Investments in Equity Interests

We account for investments in companies that we do not control or account for under the equity method of accounting using either the fair value or the cost method of accounting, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as marketable securities available-for-sale. Realized gains and losses for marketable securities available-for-sale are included in other income (expense), net in our consolidated statements of operations. Unrealized gains and losses, net of taxes, on marketable securities available-for-sale are included in our consolidated financial statements as a component of other comprehensive income (loss) and accumulated other comprehensive income (loss) (“AOCI”), until realized.

Investments in companies that we do not control or account for under the equity method of accounting, and for which we do not have readily determinable fair values, are accounted for using the cost method of accounting. Cost method investments are originally recorded at cost. In determining whether other-than-temporary impairment exists for these equity securities, management considers: (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The cost of marketable securities sold is based upon the specific accounting method used. Any realized gains or losses on the sale of equity investments are reflected as a component of interest income or expense. During the first quarter of 2014, we sold certain marketable securities available-for-sale, resulting in a reclassification from other comprehensive income of $0.9 million of unrealized gains on marketable securities, which is currently recorded in discontinued operations. The sale of these marketable securities resulted in total realized gains of $1.4 million, which is included in discontinued operations.

We classify marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

Revenue Recognition

We recognize revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a signed contract. Collectability is assessed based on a number of factors, including transaction history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue.

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

At times we enter into revenue-sharing arrangements with our customers, and if we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations and record the revenue-sharing payments to our customers in service costs.

Social Media Services. Prior to the sale of our Pluck social media business in February 2015, we configured, hosted, and maintained our platform for social media services under private-labeled versions of software for commercial customers. We earned revenue from our social media services through recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. Due to the fact that social media services customers had no contractual right to take possession of our private-labeled software, we accounted for our social media services revenue as service arrangements. Social media services revenue was recognized when persuasive evidence of an arrangement existed, delivery of the service had occurred and no significant obligations remained, the selling price was fixed or determinable, and collectability was reasonably assured. In February 2015, we sold our Pluck social media business and we no longer provide any social media services. The consideration we received for Pluck was a $3.8 million cash payment after working capital adjustments, resulting in a gain of $2.9 million, which is recorded in other income (expense), net.

Content Sales and Licensing Revenue. We also generate revenue from the sale or license of media content, including the creation and distribution of content for third party brands, publishers and advertisers through our studioD business. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor, we recognize revenue on a net basis.

Marketplaces

Art Commissions Revenue. We generate service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying condensed consolidated balance sheets. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT’), sales tax and other taxes are not included in revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Product Revenue

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns based on historical experience. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying condensed consolidated balance sheets. Revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. Product revenue is recognized net of sales allowances and return allowances. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in revenue, as we are a pass-through conduit for collecting and remitting any such taxes.

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs relating to in-house editorial, customer service and information technology. Service costs also include payments to our customers pursuant to revenue-sharing arrangements where we are the primary obligor.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties and personnel costs.

Shipping and Handling

Shipping and handling charged to customers is recorded in service revenue or product revenue. Associated costs are recorded in service costs or product costs.

Deferred Revenue

Deferred revenue consists of amounts received from customers before we have met all four criteria for the recognition of revenue. Deferred revenue includes payments received from sales of our products on Society6 prior to delivery of such products; payments made for original art and prints sold via Saatchi Art that are collected prior to the completion of the return period; and amounts received from customers of our previous social media services in advance of our performance of such services. Deferred revenue for social media services was recognized as revenue on a systematic basis proportionate to the services that had been rendered.

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

Intangible Assets—Media Content

We capitalize the direct costs incurred to develop media content that is determined to have a probable future economic benefit. Costs are recognized as finite-lived intangible assets based on their acquisition cost to us. Direct content costs primarily represent amounts paid to unrelated third parties for completed content units, and to a lesser extent, specifically identifiable internal direct labor costs incurred to enhance the value of specific content units prior to their publication. Internal costs not directly attributable to the enhancement of an individual content unit are expensed as incurred. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of our owned and operated properties on which our content is published.

Capitalized media content is amortized on a straight-line basis over its useful life, which is typically five years, representing our estimate of when the underlying economic benefits are expected to be realized and based on our estimates of the projected cash flows from advertising revenue expected to be generated by the deployment of such content. These estimates are based on our plans and projections, comparison of the economic returns generated by content of comparable quality and an analysis of historical cash flows generated by such content to date. Amortization of media content is included in amortization of intangible assets in the accompanying condensed consolidated statements of operations and the acquisition costs are included in purchases of intangible assets within cash flows from investing activities in the accompanying condensed consolidated statements of cash flows.

Google, Yahoo! and Bing, the largest providers of search engine referrals to our online properties, regularly deploy changes to their search engine algorithms. To date, the overall impact of these changes on search referrals to our owned and operated online properties has been negative, primarily due to a decline in traffic to eHow.com. In response to changes in search engine algorithms since 2011, we have performed evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in $21.4 million of related accelerated amortization expense since 2011, including $3.3 million of accelerated amortization expense in the three months ended June 30, 2015. We continue to perform evaluations of our content library on an ongoing basis and may remove additional content, which could result in additional accelerated amortization expense in the periods such actions occur.

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

Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change to the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Assets to be disposed of are separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less estimated costs to sell, and are no longer depreciated or amortized.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of June 30, 2015, we determined that we have two reporting units. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the estimated fair value of a reporting unit is less than its carrying value, then a second step is performed to measure the amount of the impairment, if any. The amount of the impairment is the excess of the carrying value of the goodwill over its implied fair value. The implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks.

Since acquiring Saatchi Art in August 2014, we have continued to integrate and develop our marketplaces platforms. During the second quarter of 2015, we made certain changes to our management structure below our chief operating decision maker and, as a result of these changes, we determined that Society6 from the content & media reporting unit should be combined with the Saatchi Art reporting unit to create a marketplaces reporting unit. A change in reporting units requires that goodwill be tested for impairment. Therefore, we performed an interim assessment of impairment of goodwill for the Saatchi Art reporting unit during the second quarter of 2015, which resulted in no impairment.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards. The fair value of restricted stock units (“RSUs”) is measured based on the fair market value of the underlying stock on the date of grant. The fair value of stock options with service based vesting conditions is estimated using the Black-Scholes-Merton option pricing model. The fair value of premium-priced stock options with service based vesting conditions is estimated using the Hull-White model. We recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expense is classified in the consolidated statement of operations based on the department to which the related employee provides service.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax expense (benefit) provision in the accompanying condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities. For our term loans and revolving loan facility, which were repaid in full in November 2014, the carrying amounts approximated fair value because they bore interest at variable rates that approximate fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

Assets Held-For-Sale

We report a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is probable and anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on long-lived assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the condensed consolidated balance sheet and major classes are separately disclosed in the notes to the condensed consolidated financial statements commencing in the period in which the business is classified as held-for-sale.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value, less cost to sell.

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

The original effective date for ASU 2014-09 would have required us to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard in the first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on our consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Computers and other related equipment	$27,139	$28,776
Purchased and internally developed software	43,127	48,875
Furniture and fixtures	1,891	3,004
Leasehold improvements	7,559	7,591
	79,716	88,246
Less accumulated depreciation	(60,964)	(65,410)
Property and equipment, net	$18,752	$22,836

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of approximately  $0.3 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and $1.0 million for the six months ended June 30, 2015, and 2014, respectively, is shown by classification below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service costs	$1,125	$1,710	$2,622	$3,564
Sales and marketing	17	40	37	78
Product development	50	118	107	247
General and administrative	1,242	1,185	2,507	2,516
Discontinued operations	—	1,679	—	4,103
Total depreciation	$2,434	$4,732	$5,273	$10,508

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2015
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$7,100	$(6,418)	$682
Artist relationships	11,719	(6,603)	5,116
Media content	102,064	(87,469)	14,595
Technology	5,875	(2,382)	3,493
Non-compete agreements	192	(125)	67
Trade names	8,360	(3,706)	4,654
Content publisher relationships	2,092	(2,092)	—
	$137,402	$(108,795)	$28,607

	December 31, 2014
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$9,569	$(8,730)	$839
Artist relationships	11,719	(4,796)	6,923
Media content	103,415	(80,249)	23,166
Technology	27,770	(23,293)	4,477
Non-compete agreements	253	(146)	107
Trade names	10,478	(5,467)	5,011
Content publisher relationships	2,092	(2,080)	12
	$165,296	$(124,761)	$40,535

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods  shown below includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service costs	$5,879	$5,858	$8,714	$12,070
Sales and marketing	949	835	1,965	2,987
Product development	246	1,009	947	2,195
General and administrative	151	175	310	563
Discontinued operations	—	1,908	—	3,599
Total amortization	$7,225	$9,785	$11,936	$21,414

Service costs include accelerated amortization charges of $3.3 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $3.3 million and $1.6 million, for the six months ended June 30, 2015 and 2014, respectively, as a result of removing certain assets from service.

5. Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Long-term portion of promissory note	$4,701	$4,505
Other	1,171	1,550
Other assets	$5,872	$6,055

6. Other Balance Sheet Items

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued payroll and related items	$4,098	$4,291
Acquisition holdback	8,525	8,958
Artist payables	1,790	2,250
Other	6,352	8,726
Accrued expenses and other current liabilities	$20,765	$24,225

In July 2015, we paid $7.4 million in cash and issued 122,638 shares of our common stock to the sellers of Society6 in connection with the expiration of the holdback period.

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

In connection with entering into the Credit Agreement in August 2013, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the three and the six months ended June 30, 2014 we amortized $0.2 million and $0.3 million, respectively, of deferred debt issuance costs. Due to the repayment in full of all amounts under the credit facility in November 2014, there were no amortized deferred debt issuance costs during 2015.

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non-cancelable operating and capital leases. Our leases expire between December 2017 and February 2020.

Litigation

On November 5, 2014, Charles Saatchi filed a lawsuit against our wholly owned subsidiary, Saatchi Online, Inc. (“Saatchi Art”), in the High Court of Justice, Chancery Division (United Kingdom) relating to an intellectual property licensing agreement (the “IP Agreement”) between Charles Saatchi and Saatchi Art, dated February 18, 2010 (the “UK Action”). Mr. Saatchi alleged that Saatchi Art committed a repudiatory breach of the IP Agreement and sought a permanent injunction restricting Saatchi Art from continuing to use the “Saatchi” name, a declaration that the IP Agreement has been validly terminated, a disgorgement of any profits derived from Saatchi Art’s use of the name since the alleged termination date and unspecified monetary damages.

On December 30, 2014, Charles Saatchi and Robert Norton, common stockholders of Saatchi Art prior to its acquisition by Demand Media, filed a lawsuit in the Delaware Chancery Court against certain former directors, officers and preferred stockholders of Saatchi Art, and Saatchi Art itself, alleging that, in connection with Demand Media’s acquisition of Saatchi Art, such directors, officers and preferred stockholders breached their fiduciary duties to the common stockholders and that the preferred stockholders and Saatchi Art violated a Saatchi Art voting agreement by breaching the implied covenant of good faith and fair dealing (the “Delaware Action” and, together with the UK Action, the “Actions”). The complaint sought rescissory damages, a constructive trust over the acquisition proceeds, disgorgement of all profits related thereto, and unspecified compensatory damages, costs and fees.

On July 29, 2015, Saatchi Art, for itself and on behalf of the other defendants in the Delaware Action, entered into a settlement agreement (the “Settlement Agreement”) with Charles Saatchi and Robert Norton to settle all disputes relating to the Actions. The Settlement Agreement results in the complete resolution of the Actions to the mutual satisfaction of the parties. Under the terms of the Settlement Agreement, the IP Agreement regarding the use of the “Saatchi” name in connection with the Saatchi Art business remains in full force and effect. Based on the terms of the Settlement Agreement, we recorded an expense of $250,000 with respect to the settlement of the Delaware Action on our consolidated statement of operations for the three and six months ended June 30, 2015, which is net of amounts to be recovered from an insurance policy and the escrow account established to cover indemnification obligations of the selling stockholders under the Saatchi Art merger agreement.

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

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake review of us and our filings. In evaluating the exposure associated with various tax filing positions, we accrue charges for possible exposures. The IRS completed the audit of our 2012 tax return with no adjustments.

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

Income tax expense for the six months ended June 30, 2015, decreased by $2.7 million primarily due to the impairment of goodwill which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill and a full valuation allowance.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the six months ended June 30, 2015 or 2014 other than the acquired uncertain tax position, and we do not expect our uncertain tax position to change materially during the next twelve months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the IRS and various state authorities. The IRS completed the audit of our 2012 tax return with no adjustments.

10. Employee Benefit Plan

We have a defined contribution plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the IRS. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. During the six months ended June 30, 2015 and 2014, we incurred approximately $0.6 million and $1.1 million, respectively, in employer contributions under the 401(k) Plan, and we expect to incur approximately $0.6 million for the remainder of the current fiscal year.

11. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service costs	$310	$407	$624	$696
Sales and marketing	129	180	310	333
Product development	458	850	927	1,535
General and administrative	992	2,832	2,263	5,469
Discontinued operations	—	1,095	—	2,598
Total stock-based compensation	$1,889	$5,364	$4,124	$10,631

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2014	3,473
Options granted	807
Options exercised	(8)
Options forfeited or cancelled	(807)
Outstanding at June 30, 2015	3,465

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
Shares
Unvested at December 31, 2014	857
Granted	808
Vested	(139)
Forfeited	(311)
Unvested at June 30, 2015	1,215

Employee Stock Purchase Plan

In 2010, we established our ESPP, which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a discounted price. The ESPP provides up to a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing in May and November. We commenced our first offering period in May 2011 and our most recent offering period in November 2014. Under the ESPP, participants can purchase our common stock at a 15% discount to the lower of our common stock’s market price as of the beginning or ending of the relevant offering period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. A maximum of 750 shares of common stock may be purchased by each participant during each purchase period. The fair value of the shares issued pursuant to the ESPP is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 24-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 58% and 60% for each of the four purchase periods during the current offering period. During the six months ended June 30, 2015, we recognized $0.1 million of expense in relation to the ESPP and approximately 1.7 million shares of common stock remained authorized for issuance under the ESPP at June 30, 2015. As of June 30, 2015, there was approximately $0.5 million of unrecognized compensation expense related to the ESPP which is expected to be recognized on a straight-line basis over the remainder of the current offering period.

12. Stockholders’ Equity

Reverse Stock Split

On August 1, 2014, immediately following the Distribution, we enacted a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury, which is reflected retrospectively throughout the condensed consolidated financial statements.

Stock Repurchases

Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of our common stock from time to time. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the repurchase plan at June 30, 2015. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of June 30, 2015, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

Other

Each share of common stock has the right to one vote per share.

13. Business Segments

We operate in one operating segment. Our chief operating decision maker (the “CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for the Content & Media and Marketplace offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of our principal operations and assets are located in the United States.

Revenue derived from our Content & Media and Marketplaces service offerings is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Content & Media	$19,261	$36,461	$41,786	$74,787
Marketplaces	10,507	6,616	21,192	13,346
Total revenue	$29,768	$43,077	$62,978	$88,133

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Domestic	$25,357	$38,483	$54,125	$78,979
International	4,411	4,594	8,853	9,154
Total revenue	$29,768	$43,077	$62,978	$88,133

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Balance at June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$5,004	$—	$—	$5,004
Promissory note	—	—	5,162	5,162
	$5,004	$—	$5,162	$10,166

	Balance at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$5,000	$—	$—	$5,000
Promissory note	—	—	4,946	4,946
	$5,000	$—	$4,946	$9,946

(1) Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

During the six months ended June 30, 2015, we increased the fair value of the promissory note by $0.2 million to its current estimated fair value.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss from continuing operations	$(14,408)	$(6,441)	$(21,157)	$(15,387)
Net loss from discontinued operations	—	(7,892)	—	(9,902)
Net loss	$(14,408)	$(14,333)	$(21,157)	$(25,289)

Weighted average common shares outstanding	19,841	18,286	19,807	18,231
Weighted average unvested restricted stock awards	—	—	—	(2)
Weighted average common shares outstanding—basic and diluted	19,841	18,286	19,807	18,229

Earnings per share—basic and diluted
Net loss from continuing operations	$(0.73)	$(0.35)	$(1.07)	$(0.84)
Net loss from discontinued operations	—	(0.43)	—	(0.54)
Net loss per share	$(0.73)	$(0.78)	$(1.07)	$(1.38)

For each of the three months ended June 30, 2015 and 2014, we excluded 0.3 million and 0.1 million shares, respectively, and of the six months ended June 30, 2015 and 2014, we excluded 0.2 million and 0.1 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

16. Discontinued Operations

On August 1, 2014, we completed the Separation of Rightside from Demand Media. As a result of the Separation, the financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the three and six months ended June 30, 2014. Following the Separation, the following activity in our statement of operations was reclassified from continuing operations to discontinued operations:

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Service revenue	$46,689	$91,385
Operating expenses:
Service costs	40,034	78,503
Sales and marketing	2,205	5,005
Product and development	3,108	7,157
General and administrative	6,178	12,044
Amortization of intangible assets	1,869	3,560
Total operating expenses	53,394	106,269
Operating loss	(6,705)	(14,884)
Other income, net	850	7,042
Loss before income taxes	(5,855)	$(7,842)
Income tax expense	(2,037)	(2,060)
Net loss	$(7,892)	$(9,902)

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

Content & Media

Our Content & Media service offering includes a leading content creation platform that produces high-quality content in text, video, photography and designed visual formats. This content is published to our leading owned and operated online properties across several key categories on eHow.com, a how-to reference destination, and

Livestrong.com, a health and healthy living destination, as well as to online properties operated by our customers. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven video series, text articles and blogs created through a collaborative process among our in-house editorial staff, comedians and a community of website enthusiasts. Additionally, our studioD business develops and executes custom content marketing strategies for third-party brands, publishers and advertisers.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our owned and operated online properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates.  Since 2011, the total number of visits to our properties, particularly eHow.com, has substantially declined due to lower search engine referrals resulting from ongoing changes to search engine algorithms by Google, Yahoo! and Bing. In addition, visits across our owned and operated online properties continue to shift from desktop to mobile, with ad unit rates for mobile generally lower than desktop, and we have recently experienced declines in ad unit rates for both desktop and mobile, resulting in lower advertising revenue. As a result of the traffic declines and lower ad unit rates, our revenue derived from eHow for the three months ended June 30, 2015 dropped to 21% of our total revenue, as compared to 46% for the three months ended June 30, 2014, after giving effect to the Separation. Future changes to search engine algorithms that negatively impact the volume of referral traffic, additional declines in ad unit rates or a continuing reduction in eHow’s performance could result in a material adverse effect to our business and results of operations.

However, we believe that there are opportunities to increase the number of visits to our properties, both from search engine referrals and direct visits by users, by building high quality products that provide a better user experience and lead to increased engagement on our online properties. We have undertaken efforts to redesign our websites; refine our content library; rationalize ad unit density; and develop a greater variety of content formats, particularly formats better suited for mobile devices. These changes will likely negatively impact revenue and significantly increase our operating expenses in the near term, but we believe that by providing consumers with an improved user and content experience, we will be able to increase the number of visits and revenue in a sustained fashion over the long-term. However, if the ad unit rates we receive continue to decline, we could experience lower advertising revenue even if the number of visits to our properties increases.

The majority of our advertising revenue currently is, and historically has been, generated by our relationship with Google. Google also serves as one of the principal technology platform partners for our programmatic ad sales offering. Any change in the type of services that Google provides to us, or to the terms of our agreements with Google, could adversely impact our results of operations.

Marketplaces

Through our Marketplaces service offering, we operate two leading artist marketplaces where large communities of artists can market and sell their original artwork or original designs printed on a wide variety of products. Society6 provides artists with an online commerce platform to feature and sell their original images or designs on consumer products such as art prints, phone and tablet cases, t-shirts and throw pillows. Saatchi Art is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

Our Marketplaces service offering generates revenue from the sale of products and services through our online artist marketplaces.  On Society6, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art. Our Marketplaces service offering is principally dependent on the number of transactions and average revenue per transaction generated by the sale of products and services through our online marketplaces, both of which increased for the six months ended June 30, 2015 as compared to the prior year period. We believe there are opportunities to further increase the number of transactions and the average revenue per transaction by attracting new visitors to our marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, introducing new products, and offering product bundling and other promotions.

The revenue generated by our Marketplaces service offering has higher costs associated with it as compared to our Content & Media service offering due to variable product costs, including outsourced product manufacturing costs, artist royalties, and shipping and handling costs. During the six months ended June 30, 2015, a higher percentage of our total revenue was generated by our Marketplaces service offering as compared to the prior year period. If our revenue sources continue to shift from our Content & Media service offering to our Marketplaces service offering, our total costs relative to our revenue will be negatively impacted.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury. The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2014. Unless it is disclosed, all financial results represent continuing operations.

For the six months ended June 30, 2015 and 2014, we reported revenue of $63.0 million and $88.1 million, respectively. For the six months ended June 30, 2015 and 2014, Content & Media revenue accounted for 66% and 85% of our total revenue, respectively, and Marketplaces revenue accounted for 34% and 15% of our total revenue, respectively.

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

•	Revenue per visit (“RPV”): We define RPV as Content & Media revenue per one thousand page visits.

Marketplaces Metrics

—	number of transactions: We define transactions as the total number of successfully completed transactions during the applicable period.
—	average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period by the number of transactions in that period.

The following table sets forth our key business metrics for the periods presented:

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Content & Media Metrics(1):
Visits (in thousands)	896,846	1,012,854	(11)%	1,840,284	2,001,390	(8)%
Revenue per Visit	$21.48	$36.00	(40)%	$22.71	$37.37	(39)%
Marketplaces Metrics(1):
Number of Transactions	183,870	126,338	46%	366,049	265,224	38%
Average Revenue per Transaction	$57.14	$52.37	9%	$57.89	$50.32	15%
(1)

For a discussion of these period-to-period changes in the number of visits, RPV, number of transactions and average revenue per transaction and how they impacted our financial results, see “Results of Operations” below.

Basis of Presentation

Revenue

Our revenue is derived from sales of advertising and from products and services sold through our online marketplaces and other offerings.

Service Revenue

Content & Media

We generate Content & Media service revenue primarily from advertisements displayed alongside our content on our online properties and certain of our customers’ online properties. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; and sponsored content or advertising links. At times we enter into revenue-sharing arrangements with our customers, and if we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations and record the revenue-sharing payments to our customers in service costs.

We also generate Content & Media service revenue from the sale or license of media content, including the creation and distribution of content for third-party brands, publishers and advertisers through our studioD business. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor, we recognize revenue on a net basis. In addition, we previously provided social media services and generated Content & Media service revenue from recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. As of February 2015, we no longer provide social media services.

Marketplaces

We generate service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT”), sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Product Revenue

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns based on historical experience. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. Product revenue is recognized net of sales allowances and return allowances. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes. Substantially all of our product revenue is currently generated through Society6.

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our customers pursuant to revenue-sharing arrangements where we are the primary obligor. In the near term, we expect service costs to increase as a percentage of revenue due to investments in new business initiatives that we believe will support future growth.

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

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to drive growth in our product and service offerings. We currently anticipate that our sales and marketing expenses will increase in the near term as a percentage of revenue as we grow our marketing activities to support our studioD and Marketplaces offerings.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platforms, including the costs to improve our owned and operated websites and related mobile applications, as well as the costs to develop future product and service offerings. We currently anticipate that our product development expenses will slightly increase in the near term as a percentage of revenue as we continue to invest in product development personnel to support the growth of our businesses.

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

Amortization of Intangible Assets

We capitalize certain costs (i) allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and (ii) incurred to develop media content that is determined to have a probable economic benefit. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense related to business combinations to decrease in the near term due to fewer acquisitions as compared to prior years, and we expect a decrease in intangible assets as a result of recent dispositions including our Creativebug, CoveritLive and Pluck businesses. Further remediation of our content in future periods may result in additional accelerated amortization expense related to capitalized media content in the periods such actions occur. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Goodwill

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Since acquiring Saatchi Art in August 2014, we have continued to integrate and develop our marketplaces platforms. During the second quarter of 2015, we made certain changes to our management structure below our chief operating decision maker and, as a result of these changes, we determined that Society6 from the content & media reporting unit should be combined with the Saatchi Art reporting unit to create a marketplaces reporting unit. A change in reporting units requires that goodwill be tested for impairment. Therefore, we performed an interim assessment of impairment of goodwill for the Saatchi Art reporting unit during the second quarter of 2015, which resulted in no impairment.

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

Interest Income (Expense), Net

Interest expense principally consists of interest on outstanding debt and amortization of any debt issuance costs. Our previous credit facility was fully repaid in November 2014, resulting in lower interest expense in the second quarter of 2015 than in the prior year period. We expect interest expense to decrease overall in 2015 because we currently have no debt outstanding. Interest income generally consists of interest earned on cash balances and short-term investments, and we currently earn interest on the promissory note that we received as part of the consideration for our sale of CoveritLive in July 2014. We expect interest income to increase in 2015 as compared to 2014 due to the promissory note. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and gains or losses on sales of businesses. We expect these gains and losses will vary depending upon movements in underlying currency exchange rates and whether we dispose of any businesses.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have or had a legal presence, including the United Kingdom, the Netherlands, Canada, Australia and Argentina. We may in the future become subject to taxation in additional countries based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

We believe that the assumptions and estimates associated with our revenue recognition; accounts receivable and allowance for doubtful accounts; goodwill; capitalization and useful lives associated with our intangible assets; income taxes; stock-based compensation; the recoverability of our long-lived assets, including our media portfolio; and discontinued operations have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2014 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2014 Annual Report. The following discussion includes any specific activity related to these accounting policies and estimates for the six months ended June 30, 2015, as well as any additional accounting policies and estimates that had a significant impact on our consolidated financial statements for the six months ended June 30, 2015.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The results of discontinued operations are reported in discontinued operations in the consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value, less cost to sell.

On August 1, 2014, we completed the Separation of Rightside from Demand Media, resulting in two independent, publicly traded companies. Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2014.

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Service revenue	$46,689	$91,385
Operating expenses:
Service costs	40,034	78,503
Sales and marketing	2,205	5,005
Product and development	3,108	7,157
General and administrative	6,178	12,044
Amortization of intangible assets	1,869	3,560
Total operating expenses	53,394	106,269
Operating loss	(6,705)	(14,884)
Other income, net	850	7,042
Loss before income taxes	(5,855)	$(7,842)
Income tax expense	(2,037)	(2,060)
Net loss	$(7,892)	$(9,902)

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$20,067	$36,397	$43,292	$74,661
Product revenue	9,701	6,680	19,686	13,472
Total revenue	29,768	43,077	62,978	88,133
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	9,534	11,274	19,537	21,942
Product costs	6,768	5,046	13,602	10,001
Sales and marketing(1)(2)	4,768	4,592	9,373	10,723
Product development(1)(2)	6,045	6,948	12,403	14,171
General and administrative(1)(2)	9,955	12,555	20,317	24,404
Amortization of intangible assets	7,225	7,877	11,936	17,815
Total operating expenses	44,295	48,292	87,168	99,056
Loss from operations	(14,527)	(5,215)	(24,190)	(10,923)
Interest income (expense), net	110	(934)	219	(1,704)
Other income (expense), net	19	(23)	2,846	(46)
Loss from continuing operations before income taxes	(14,398)	(6,172)	(21,125)	(12,673)
Income tax expense	(10)	(269)	(32)	(2,714)
Net loss from continuing operations	(14,408)	(6,441)	(21,157)	(15,387)
Net loss from discontinued operations(1)(2)	—	(7,892)	—	(9,902)
Net loss	$(14,408)	$(14,333)	$(21,157)	$(25,289)

(1) Depreciation expense included in the above line items:
Service costs	$1,125	$1,710	$2,622	$3,564
Sales and marketing	17	40	37	78
Product development	50	118	107	247
General and administrative	1,242	1,185	2,507	2,516
Discontinued operations	—	1,679	—	4,103
Total depreciation	$2,434	$4,732	$5,273	$10,508

(2) Stock-based compensation included in the above line items:
Service costs	$310	$407	$624	$696
Sales and marketing	129	180	310	333
Product development	458	850	927	1,535
General and administrative	992	2,832	2,263	5,469
Discontinued operations	—	1,095	—	2,598
Total stock-based compensation	$1,889	$5,364	$4,124	$10,631

As a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Service revenue	67.4%	84.5%	68.7%	84.7%
Product revenue	32.6%	15.5%	31.3%	15.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	32.0%	26.2%	31.0%	24.9%
Product costs	22.7%	11.7%	21.6%	11.3%
Sales and marketing	16.0%	10.7%	14.9%	12.2%
Product development	20.3%	16.1%	19.7%	16.1%
General and administrative	33.4%	29.1%	32.3%	27.7%
Amortization of intangible assets	24.4%	18.3%	18.9%	20.2%
Total operating expenses	148.8%	112.1%	138.4%	112.4%
Loss from operations	(48.8)%	(12.1)%	(38.4)%	(12.4)%
Interest income (expense), net	0.4%	(2.1)%	0.3%	(1.9)%
Other income (expense), net	—%	(0.1)%	4.6%	(0.1)%
Loss from continuing operations before income taxes	(48.4)%	(14.3)%	(33.5)%	(14.4)%
Income tax expense	—%	(0.6)%	(0.1)%	(3.1)%
Net loss from continuing operations	(48.4)%	(14.9)%	(33.6)%	(17.5)%
Net loss from discontinued operations	—%	(18.4)%	—%	(11.2)%
Net loss	(48.4)%	(33.3)%	(33.6)%	(28.7)%

Revenue

Revenue by service offering was as follows (in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Content & Media	$19,261	$36,461	(47)%	$41,786	$74,787	(44)%
Marketplaces	10,507	6,616	59%	21,192	13,346	59%
Total revenue	$29,768	$43,077	(31)%	$62,978	$88,133	(29)%

Content & Media Revenue

Content & Media revenue decreased by $17.2 million, a 47% decline to $19.3 million for the three months ended June 30, 2015, as compared to $36.5 million for the same period in 2014. Visits decreased by 11% to 897 million visits in the three months ended June 30, 2015 from 1,013 million visits in the three months ended June 30, 2014 driven by significant declines in desktop visits across most of our online properties, in part due to content takedowns on some of our properties. These declines were partially offset by significant mobile visit growth across most of our online properties, as well as desktop visit growth from Livestrong.com and customer web pages hosted by our content services. RPV decreased by 40%, to $21.48 in the three months ended June 30, 2015 from $36.00 in the three months ended June 30, 2014, primarily due to lower ad monetization yields from our cost-per-click advertising, our strategic reduction in higher yielding direct sold display advertising and the impact from selling our CoveritLive and Pluck social media businesses.

Content & Media revenue decreased by $33.0 million, a 44% decline to $41.8 million for the six months ended June 30, 2015, as compared to $74.8 million for the same period in 2014. Visits decreased by 8% to 1,840 million visits in the six months ended June 30, 2015 from 2,001 million visits in the six months ended June 30, 2014 driven by significant declines in desktop visits across most of our online properties, in part due to content takedowns on some of our properties. These declines were partially offset by significant mobile visit growth across most of our online properties, as well as desktop visit growth from Livestrong.com and customer web pages hosted by our content services. RPV decreased by 39%, to $22.71 in the six months ended June 30, 2015 from $37.37 in the six months ended June 30, 2014, primarily due to lower ad monetization yields from our cost-per-click advertising, our strategic reduction in higher yielding direct sold display advertising and the impact from selling our CoveritLive and Pluck social media businesses.

Marketplaces Revenue

Marketplaces revenue increased by $3.9 million, a 59% increase to $10.5 million for the three months ended June 30, 2015, as compared to $6.6 million for the same period in 2014. The number of transactions increased 46% to 183,870 in the three months ended June 30, 2015 from 126,338 in the 2014 period, as a result of new product introductions, increased traffic and increased conversion of visits to purchases on Society6, as well as the addition of Saatchi Art in August 2014. Marketplaces average revenue per transaction increased by 9% year-over-year, from $52.37 to $57.14, driven primarily by a mix shift towards higher-priced items on Society6, as well as the addition of Saatchi Art, which has significantly higher average revenue per transaction.

Marketplaces revenue increased by $7.8 million, a 59% increase to $21.2 million for the six months ended June 30, 2015, as compared to $13.3 million for the same period in 2014. The number of transactions increased 38% to 366,049 in the six months ended June 30, 2015 from 265,224 in the 2014 period, as a result of new product introductions, increased traffic and increased conversion of visits to purchases on Society6, as well as the addition of Saatchi Art in August 2014. Marketplaces average revenue per transaction increased by 15% year-over-year, from $50.32 to $57.89, driven primarily by a mix shift towards higher-priced items on Society6, as well as the addition of Saatchi Art, which has significantly higher average revenue per transaction.

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Service costs (exclusive of amortization of intangible assets)	$9,534	$11,274	(15)%	$19,537	$21,942	(11)%
Product costs	6,768	5,046	34%	13,602	10,001	36%
Sales and marketing	4,768	4,592	4%	9,373	10,723	(13)%
Product development	6,045	6,948	(13)%	12,403	14,171	(12)%
General and administrative	9,955	12,555	(21)%	20,317	24,404	(17)%
Amortization of intangible assets	7,225	7,877	(8)%	11,936	17,815	(33)%

Service Costs

Service costs for the three months ended June 30, 2015 decreased by approximately $1.7 million, or 15%, to $9.5 million compared to $11.3 million for the same period in 2014. The decrease was primarily due to decreases of $1.0 million in personnel and related costs, $0.6 million in depreciation expense, $0.4 million in information technology expense, $0.2 million in consulting fees, $0.1 million in new content expense, $0.1 million in traffic acquisition costs,  and $0.1 million in ad serving costs. These factors were partially offset by increases of $0.6 million in Saatchi Art service costs and $0.2 million in content renovation costs.

Service costs for the six months ended June 30, 2015 decreased by approximately $2.4 million, or 11%, to $19.5 million compared to $21.9 million in the same period in 2014. The decrease was primarily due to decreases of $0.9 million in depreciation expense, $0.9 million in information technology expense, $0.7 million in personnel and related costs, $0.4 million in traffic acquisition costs, $0.3 million in new content expense, $0.3 million in ad serving costs, and $0.3 million in consulting fees. These factors were partially offset by increases of $0.9 million in Saatchi Art service costs and $0.6 million in content renovation costs.

Product Costs

Product costs for the three months ended June 30, 2015 increased by approximately $1.7 million, or 34%, to $6.8 million, as compared to $5.0 million in the same period in 2014. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Product costs for the six months ended June 30, 2015 increased by approximately $3.6 million, or 36%, to $13.6 million, as compared to $10.0 million in the same period in 2014. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Sales and Marketing

Sales and marketing expenses increased by approximately $0.2 million, or 4%, to $4.8 million for the three months ended June 30, 2015 from $4.6 million for the same period in 2014. The increase was primarily driven by an increase of $0.5 million in marketing activities primarily for our marketplaces businesses, offset by decreases of $0.2 million in consulting fees and $0.1 million in personnel and related costs.

Sales and marketing expenses decreased by approximately $1.4 million, or 13%, to $9.4 million for the six months ended June 30, 2015 from $10.7 million for the same period in 2014. The decrease was primarily driven by decreases of $1.7 million in personnel and related costs primarily due to our strategic shift away from direct advertising sales and the sale of Pluck, $0.4 million in consulting fees, and $0.1 million in licenses and supports costs. These factors were partially offset by an increase of $0.9 million in marketing activities primarily for our marketplaces businesses.

Product Development

Product development expenses decreased by approximately $0.9 million, or 13%, to $6.0 million during the three months ended June 30, 2015 compared to $6.9 million in the same period in 2014, primarily driven by a decrease of $0.8 million in personnel and related costs due to the sale of Pluck and headcount reductions in 2014, partially offset by the acquisition of Saatchi Art, and a decrease of $0.1 million in consulting fees.

Product development expenses decreased by approximately $1.8 million, or 12%, to $12.4 million during the six months ended June 30, 2015 compared to $14.2 million in the same period in 2014, primarily driven by a decrease of $1.7 million in personnel and related costs due to the sale of Pluck and headcount reductions in 2014, partially offset by the acquisition of Saatchi Art, and a decrease of $0.1 million in depreciation expense.

General and Administrative

General and administrative expenses decreased by approximately $2.6 million, or 21%, to $10.0 million during the three months ended June 30, 2015 compared to $12.6 million in the same period in 2014. The decrease was primarily due to decreases of $2.0 million in personnel and related costs primarily resulting from lower stock-based compensation, $0.5 million in legal and audit fees, $0.4 million in realignment costs, and $0.1 million in bad debt expense. These factors were partially offset by litigation settlement expense of $0.3 million and an increase of $0.2 million in consulting fees.

General and administrative expenses decreased by approximately $4.1 million, or 17%, to $20.3 million during the six months ended June 30, 2015 compared to $24.4 million in the same period in 2014. The decrease was primarily due to decreases of $4.0 million in personnel and related costs primarily resulting from lower stock-based compensation and headcount reductions, $0.4 million in facilities and related costs, $0.1 million in realignment costs, $0.1 million in legal and audit fees, and $0.1 million in bad debt expense. These factors were partially offset by litigation settlement expense of $0.3 million and an increase of $0.4 million in consulting fees.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2015 decreased by approximately $0.7 million, or 8%, to $7.2 million compared to $7.9 million in the same period in 2014. The decrease was primarily due to the removal of certain content units from our media properties in the fourth quarter of 2014 and the disposition of certain intangible assets in connection with the sales of our Creativebug and CoveritLive businesses in the third quarter of 2014. The decrease was partially offset by an increase in accelerated amortization expense in the 2015 period as compared to the 2014 period related to our content takedowns.

Amortization expense for the six months ended June 30, 2015 decreased by approximately $5.9 million, or 33%, to $11.9 million compared to $17.8 million in the same period in 2014. The decrease was primarily due to the removal of certain content units from our media properties in the fourth quarter of 2014 and the disposition of certain intangible assets in connection with the sales of our Creativebug and CoveritLive businesses in the third quarter of 2014. The decrease was partially offset by an increase in accelerated amortization expense in the 2015 period as compared to the 2014 period related to our content takedowns.

Interest Income (Expense), Net

Net interest income was $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, primarily from interest income paid on the promissory note we received as part of the consideration for our sale of CoveritLive in July 2014. Net interest expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2014 primarily due to interest paid on debt outstanding under our former credit facility.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2015 and 2014, was less than $0.1 million. The change in other income (expense), net for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was $2.9 million, primarily due to the gain on sale of our Pluck business.

Income Tax Expense

Income tax expense for continuing operations for the three months ended June 30, 2015 decreased by $0.3 million primarily due to the impact from the impairment of goodwill during the third quarter of 2014, which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill and a full valuation allowance as compared to the same period in 2014.

Income tax expense for continuing operations for the six months ended June 30, 2015 decreased by $2.7 million primarily due to the impact from the impairment of goodwill during the third quarter of 2014, which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill and a full valuation allowance as compared to the same period in 2014.

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

Adjusted EBITDA is one of the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, because it excludes certain expenses that management believes are not indicative of our core operating results. Management believes that the exclusion of these expenses provides a useful measure for period-to-period comparisons of our underlying recurring revenue and operating costs that is focused more closely on the current costs necessary to utilize previously acquired long-lived assets and reflects our ongoing business in a manner that allows for meaningful analysis of trends. In addition, management believes that excluding certain non-cash charges can be useful because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. Adjusted EBITDA is also one of the primary measures management uses to prepare and update our short and long term financial and operational plan and to evaluate investment decisions. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers and other users of our financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(14,408)	$(14,333)	$(21,157)	$(25,289)
Less: Net loss from discontinued operations, net of taxes	—	7,892	—	9,902
Net loss from continuing operations	(14,408)	(6,441)	(21,157)	(15,387)
Add (deduct):
Income tax expense	10	269	32	2,714
Interest and other (income) expense, net	(129)	957	(3,065)	1,750
Depreciation and amortization(1)	9,659	10,930	17,209	24,220
Stock-based compensation(2)	1,889	4,269	4,124	8,033
Acquisition and realignment costs(3)	210	560	556	1,321
Adjusted EBITDA	$(2,769)	$10,544	$(2,301)	$22,651

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(2)	Represents the fair value of stock-based awards granted to employees as included in our GAAP results of operations.
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

Liquidity and Capital Resources

As of June 30, 2015, we had $42.3 million of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents, as well as the cash we generate from our operations. Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our previous credit facilities. In November 2014, we repaid all outstanding amounts under our previous credit facility and terminated that facility, and we do not currently have a line of credit. We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next

12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a new credit facility, issuing  equity, equity-related or debt securities or selling certain assets. We currently have a shelf registration statement on file with the SEC that is effective until October 5, 2015, which we may use to offer and sell debt or equity securities with an aggregate offering price not to exceed $100.0 million.

Since our inception, we have used significant cash to make strategic acquisitions to grow our business, including the acquisitions of Society6 in June 2013 and Saatchi Art in August 2014. A portion of the purchase price for Society6 was held back by us to secure any post-closing indemnification obligations and/or post-closing adjustments to the purchase price, and in July 2015, we paid $7.4 million in cash and issued 122,638 shares of our common stock to the sellers of Society6 in connection with the expiration of the holdback period. In July 2014, we sold our Creativebug business for $10.0 million in cash, of which $1.0 million was released to us from escrow in July 2015, and our CoveritLive business for $4.5 million in cash and a promissory note with a principal amount of $5.6 million, due in full by July 2016. In addition, in February 2015 we sold our Pluck social media business for $3.8 million in cash after working capital adjustments. We may make further acquisitions and dispositions in the future.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations. Cash used in investing activities has historically been, and is expected to be, impacted by our ongoing investments in our properties, company infrastructure and equipment. The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Six months ended June 30,
	2015	2014
Net cash (used in) provided by operating activities	$(6,609)	$18,142
Net cash provided by (used in) investing activities	$1,394	$(14,288)
Net cash used in financing activities	$(304)	$(25,732)

Cash Flows from Operating Activities

Six months ended June 30, 2015

Net cash used in our operating activities during the six months ended June 30, 2015 was $6.6 million. Our net loss during the period was $22.3 million, which included non-cash charges of $21.3 million related to depreciation, amortization and stock-based compensation, partially offset by gain on disposals of $3.0 million. The remainder of net cash used in operating activities was from changes in our working capital, including changes in accounts payable, accrued expenses and other liabilities, prepaid expenses and other assets and deferred revenue of $7.0 million, offset in part by changes in accounts receivable of $4.4 million. The decreases in accrued expenses and other liabilities, accounts payable and accounts receivable were primarily due to the timing of payments and collections.

Six months ended June 30, 2014

Net cash provided by our operating activities during the six months ended June 30, 2014 was $18.1 million. Our net loss during the period was $25.3 million, which included non-cash charges of $47.2 million for depreciation, amortization, stock-based compensation, and deferred taxes. The remainder of net cash provided by operating activities was due to changes in our working capital, primarily driven by a $16.6 million increase resulting from changes in deferred revenue and accounts receivable, partially offset by changes in deferred registration costs, accounts payable and accrued expenses, totaling $12.0 million. The increases in our deferred revenue and deferred registry fees were primarily due to growth in our former domain name business during the period, while the decreases in our accounts receivable, accounts payable and accrued expenses were primarily due to the timing of payments and collections.

Cash Flows from Investing Activities

Six months ended June 30, 2015 and 2014

Net cash provided by investing activities was $1.4 million during the six months ended June 30, 2015, compared to net cash used in investing activities of $14.3 million during the same period in 2014. Cash flows from investing activities for the six months ended June 30, 2015 consisted of cash inflows of $3.8 million from the sale of our Pluck business, partially offset by investments in property and equipment of $2.6 million. Cash flows from investing activities for the six months ended June 30, 2014 included cash used for investments in our property and equipment of $5.9 million and investments in intangible assets of $4.3 million, comprised of media content production. Investments in property and equipment in both periods were primarily comprised of investments in servers, IT equipment and internally developed software. Cash outflows in 2014 also included $11.5 million related to investments in certain generic Top Level Domain (“gTLD”) applications in connection with our former domain name business, partially offset by proceeds of $6.1 million from the withdrawals of our interest in certain gTLD applications relating to our former domain name business.

Cash Flows from Financing Activities

Six months ended June 30, 2015 and 2014

Net cash used in financing activities was $0.3 million and $25.7 million during the six months ended June 30, 2015 and 2014, respectively. Cash used in financing activities for the six months ended June 30, 2014, primarily consists of repayments of $22.5 million under our former credit facility and $1.5 million to fund an acquisition holdback related to a prior acquisition. During the six months ended June 30, 2015 and 2014, we paid $0.4 million and $1.6 million, respectively, of costs related to net taxes paid on exercises of employee stock options and vesting of restricted stock units.

Off Balance Sheet Arrangements

As of June 30, 2015, we did not have any off balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2015 and 2014, we used $2.6 million and $5.9 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. The decrease is primarily due to lower expenditures related to internally developed software and lower capital expenditures relating to the registry infrastructure for our former domain name business. We currently anticipate making capital expenditures of between $2.0 million and $4.0 million during the remainder of the year ending December 31, 2015.

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

Foreign Currency Exchange Risk

While relatively small, we have operations and generate revenue from sources outside the United States. We have foreign currency exchange risks related to our revenue being denominated in currencies other than the U.S. dollar, principally in the Euro and British Pound Sterling and a relatively smaller percentage of our expenses being denominated in such currencies. We do not believe that movements in the foreign currencies in which we transact will significantly affect future net earnings or losses. Foreign currency exchange risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We do not believe that such a change would currently have a material impact on our results of operations. However, if our international operations grow, our risks associated with fluctuations in currency rates will become greater, and we intend to continue to assess our approach to managing this risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Concentrations of Credit Risk

As of June 30, 2015, our cash and cash equivalents were maintained primarily with five major U.S. financial institutions and three foreign banks. We also maintained cash balances with two Internet payment processor. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	June 30, 2015	December 31, 2014
Google, Inc.	32%	42%

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

On November 5, 2014, Charles Saatchi filed a lawsuit against our wholly owned subsidiary, Saatchi Online, Inc. (“Saatchi Art”), in the High Court of Justice, Chancery Division (United Kingdom) relating to an intellectual property licensing agreement (the “IP Agreement”) between Charles Saatchi and Saatchi Art, dated February 18, 2010 (the “UK Action”). Mr. Saatchi alleged that Saatchi Art committed a repudiatory breach of the IP Agreement and sought a permanent injunction restricting Saatchi Art from continuing to use the “Saatchi” name, a declaration that the IP Agreement has been validly terminated, a disgorgement of any profits derived from Saatchi Art’s use of the name since the alleged termination date and unspecified monetary damages.

On December 30, 2014, Charles Saatchi and Robert Norton, common stockholders of Saatchi Art prior to its acquisition by Demand Media, filed a lawsuit in the Delaware Chancery Court against certain former directors, officers and preferred stockholders of Saatchi Art, and Saatchi Art itself, alleging that, in connection with Demand Media’s acquisition of Saatchi Art, such directors, officers and preferred stockholders breached their fiduciary duties to the common stockholders and that the preferred stockholders and Saatchi Art violated a Saatchi Art voting agreement by breaching the implied covenant of good faith and fair dealing (the “Delaware Action” and, together with the UK Action, the “Actions”). The complaint sought rescissory damages, a constructive trust over the acquisition proceeds, disgorgement of all profits related thereto, and unspecified compensatory damages, costs and fees.

On July 29, 2015, Saatchi Art, for itself and on behalf of the other defendants in the Delaware Action, entered into a settlement agreement (the “Settlement Agreement”) with Charles Saatchi and Robert Norton to settle all disputes relating to the Actions. The Settlement Agreement results in the complete resolution of the Actions to the mutual satisfaction of the parties. Under the terms of the Settlement Agreement, the IP Agreement regarding the use of the “Saatchi” name in connection with the Saatchi Art business remains in full force and effect. Based on the terms of the Settlement Agreement, we recorded an expense of $250,000 with respect to the settlement of the Delaware Action on our consolidated statement of operations for the three and six months ended June 30, 2015, which is net of amounts to be recovered from an insurance policy and the escrow account established to cover indemnification obligations of the selling stockholders under the Saatchi Art merger agreement.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended June 30, 2015.

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

3.2	Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011).

4.1	Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

10.1 †	Outside Director Compensation Program (updated as of May 2015).

10.2 †

Amended and Restated Employment Agreement by and between Brian Pike and Demand Media, Inc., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

10.3 †

Consulting Agreement by and between Julie Campistron and Demand Media, Inc., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

10.4 †

Employment Agreement by and between Wendy Voong and Demand Media, Inc., dated as of July 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2015).

10.5 †

Amended and Restated Demand Media, Inc. 2010 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, filed with the SEC on April 28, 2015).

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

Date: August 6, 2015

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

3.2	Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
4.1	Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

10.1 †	Outside Director Compensation Program (updated as of May 2015).

10.2 †

Amended and Restated Employment Agreement by and between Brian Pike and Demand Media, Inc., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

10.3 †

Consulting Agreement by and between Julie Campistron and Demand Media, Inc., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

10.4 †

Employment Agreement by and between Wendy Voong and Demand Media, Inc., dated as of July 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2015).

10.5 †

Amended and Restated Demand Media, Inc. 2010 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, filed with the SEC on April 28, 2015).

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