Form 10-Q
period 2015-09-30
DEMAND MEDIA INC.
filed 2015-11-05
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 20,073,259 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$37,942	$47,820
Accounts receivable, net	9,618	14,504
Prepaid expenses and other current assets	4,954	7,447
Total current assets	52,514	69,771
Property and equipment, net	15,516	22,836
Intangible assets, net	24,935	40,535
Goodwill	10,358	10,358
Other assets	1,205	6,055
Total assets	$104,528	$149,555
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,149	$4,762
Accrued expenses and other current liabilities	12,765	24,225
Deferred revenue	2,978	3,569
Total current liabilities	16,892	32,556
Deferred tax liability	316	334
Other liabilities	1,704	1,823
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 20,872 issued and 20,070 shares outstanding at September 30, 2015 and 20,543 issued and 19,741 shares outstanding at December 31, 2014	2	2
Additional paid-in capital	503,543	497,809
Accumulated other comprehensive loss	(74)	(76)
Treasury stock at cost, 802 at September 30, 2015 and December 31, 2014, respectively	(30,767)	(30,767)
Accumulated deficit	(387,088)	(352,126)
Total stockholders’ equity	85,616	114,842
Total liabilities and stockholders’ equity	$104,528	$149,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$16,755	$33,712	$60,047	$108,373
Product revenue	11,750	7,603	31,436	21,075
Total revenue	28,505	41,315	91,483	129,448
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	9,566	11,256	29,103	33,198
Product costs	7,638	5,506	21,240	15,507
Sales and marketing	5,424	4,699	14,797	15,422
Product development	6,520	7,050	18,923	21,221
General and administrative	9,883	12,464	30,200	36,868
Goodwill impairment charge	—	232,270	—	232,270
Amortization of intangible assets	3,441	7,388	15,377	25,203
Total operating expenses	42,472	280,633	129,640	379,689
Loss from operations	(13,967)	(239,318)	(38,157)	(250,241)
Interest income (expense), net	(3)	(627)	216	(2,331)
Other income, net	178	782	3,024	736
Loss from continuing operations before income taxes	(13,792)	(239,163)	(34,917)	(251,836)
Income tax (expense) benefit	(13)	16,631	(45)	13,917
Net loss from continuing operations	(13,805)	(222,532)	(34,962)	(237,919)
Net loss from discontinued operations	—	(1,306)	—	(11,208)
Net loss	$(13,805)	$(223,838)	$(34,962)	$(249,127)

Earnings (Loss) per share - basic and diluted
Net loss from continuing operations	$(0.69)	$(11.62)	$(1.76)	$(12.90)
Net loss from discontinued operations	—	(0.07)	—	(0.60)
Net loss per share	$(0.69)	$(11.69)	$(1.76)	$(13.50)

Weighted average number of shares - basic and diluted	20,021	19,151	19,879	18,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(13,805)	$(223,838)	$(34,962)	$(249,127)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11	(41)	2	(91)
Realized gain on marketable securities available-for-sale, net of tax expense of $344	—	—	—	(562)
Other comprehensive income (loss), net of tax:	11	(41)	2	(653)
Comprehensive loss	$(13,794)	$(223,879)	$(34,960)	$(249,780)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2014	19,741	$2	$497,809	$(30,767)	$(76)	$(352,126)	$114,842
Issuance of stock under employee stock awards and other, net	329	—	263	—	—	—	263
Stock-based compensation expense	—	—	5,471	—	—	—	5,471
Foreign currency translation adjustment	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(34,962)	(34,962)
Balance at September 30, 2015	20,070	$2	$503,543	$(30,767)	$(74)	$(387,088)	$85,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(34,962)	$(249,127)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,364	43,356
Deferred income taxes	—	(13,625)
Stock-based compensation	5,683	15,364
Goodwill impairment charge	—	232,270
Gain on disposal of businesses and properties	(3,105)	(795)
Gain on other assets, net	—	(5,745)
Other	(76)	(1,638)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	4,712	7,402
Prepaid expenses and other current assets	550	(1,650)
Deferred registration costs	—	(8,876)
Deposits with registries	—	(259)
Other long-term assets	(140)	(557)
Accounts payable	(3,572)	(5,153)
Accrued expenses and other liabilities	(3,367)	(472)
Deferred revenue	164	12,296
Net cash (used in) provided by operating activities	(9,749)	22,791
Cash flows from investing activities
Purchases of property and equipment	(3,590)	(7,597)
Purchases of intangible assets	(64)	(5,406)
Payments for gTLD applications	—	(15,829)
Proceeds from gTLD withdrawals, net	—	6,105
Cash received from disposal of businesses and properties, net of cash disposed	4,766	13,696
Cash received from early repayment of promissory note	5,100	—
Cash received from disposition holdback	998	—
Cash paid for acquisitions, net of cash acquired	(58)	(2,240)
Restricted deposits	671	(1,700)
Other	76	996
Net cash provided by (used in) investing activities	7,899	(11,975)
Cash flows from financing activities
Long-term debt repayments, net	—	(22,500)
Proceeds from exercises of stock options and contributions to ESPP	215	343
Net taxes paid on RSUs and options exercised	(563)	(2,236)
Cash paid for acquisition holdback	(7,561)	(1,942)
Cash distribution related to spin-off	—	(24,145)
Other	(121)	(529)
Net cash used in financing activities	(8,030)	(51,009)
Effect of foreign currency on cash and cash equivalents	2	(87)
Change in cash and cash equivalents	(9,878)	(40,280)
Cash and cash equivalents, beginning of period	47,820	153,511
Cash and cash equivalents, end of period	$37,942	$113,231

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

Content & Media

Our Content & Media service offering includes leading owned and operated online properties that publish content in text, video, photography and designed visual formats. This content is published across several key categories on eHow.com, a how-to reference and do-it-yourself destination, Livestrong.com, a health and healthy living destination, and certain niche properties focused on specific interests. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven video series, text articles and blogs created through a collaborative process among our in-house editorial staff, comedians and a community of website enthusiasts, and LEAFtv, a lifestyle resource for women that produces high-quality, short-form how-to videos covering stylish living, food and fashion. Additionally, our studioD business develops and executes content marketing strategies and creates custom content for third-party brands, agencies and publishers.

Marketplaces

Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”), which we acquired in June 2013, provides artists with an online commerce platform to feature and sell their original images or designs on consumer products such as art prints, phone and tablet cases, t-shirts and throw pillows. SaatchiArt.com (“Saatchi Art”), which we acquired in August 2014, is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

2. Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2015 and 2014 and the condensed consolidated statement of stockholders’ equity for the nine month period ended September 30, 2015 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of September 30, 2015 and our results of operations for the nine month periods ended September 30, 2015 and 2014 and our cash flows for the nine month periods ended September 30, 2015 and 2014. The results for the three month period ended September 30, 2015 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The common stock share information and related per share amounts included in our condensed consolidated financial statements have been adjusted retroactively for all relevant periods presented to reflect the 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury, that was effected on August 1, 2014.

The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2014. For additional information relating to our previous domain name services business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Adjustments

 During the three months ended September 30, 2015, we identified through our internal processes that our property and equipment, net was overstated because certain capitalized internally developed software costs had not been placed into service and certain write offs were not identified on a timely basis. The adjustment is not considered material to any of our prior period or current period consolidated financial statements. As such, during the three months ended September 30, 2015, we recorded an out of period adjustment which increased depreciation by $0.6 million, decreased “Other income, net” by $0.5 million and decreased “Property and equipment, net” by $1.1 million. The condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015,  the condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 reflect the above adjustments.

In the fourth quarter of 2014, we determined that certain gTLD transactions, primarily related to deposits made for gTLD auctions just prior to the spin-off of Rightside, had been misclassified in our consolidated statement of cash flows for the nine months ended September 30, 2014. These cash flows were improperly recorded as a change in "Accounts Receivable" within operating activities instead of being classified as "Payments for gTLD applications" within investing activities. For the third quarter of 2014, this classification error resulted in our net cash provided by operating activities being understated by $3.4 million and net cash used in investing activities being understated by the same amount. This classification error relates entirely to activities of our discontinued operations. We assessed the materiality of this error in accordance with SEC Staff Accounting Bulletin No. 99 and concluded that the error was not material to the consolidated financial statements taken as a whole. As such, we have corrected this error in preparing the consolidated statement of cash flows for the nine months ended September 30, 2014, as presented herein.

Investments in Equity Interests

We account for investments in companies that we do not control or account for under the equity method of accounting using either the fair value or the cost method of accounting, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as marketable securities available-for-sale. Realized gains and losses for marketable securities available-for-sale are included in other income, net in our consolidated statements of operations. Unrealized gains and losses, net of taxes, on marketable securities available-for-sale are included in our consolidated financial statements as a component of other comprehensive income (loss) and accumulated other comprehensive income (loss) (“AOCI”), until realized.

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

The cost of marketable securities sold is based upon the specific accounting method used. Any realized gains or losses on the sale of equity investments are reflected as a component of interest income or expense. During the first quarter of 2014, we sold certain marketable securities available-for-sale, resulting in a reclassification from other comprehensive income of $0.9 million of unrealized gains on marketable securities, which is now recorded in discontinued operations. The sale of these marketable securities resulted in total realized gains of $1.4 million, which is included in discontinued operations.

We classify marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash, sold or consumed during the normal operating cycle of the business.

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

Our revenue is principally derived from the following services and products:

Service Revenue

Content & Media

Advertising Revenue. We generate revenue from advertisements displayed alongside our content on our online properties and certain of our customers’ online properties. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; sponsored content; or advertising links. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

At times we enter into revenue-sharing arrangements with our customers, and if we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations and record the revenue-sharing payments to our customers in service costs.

Social Media Services. Prior to the sale of our Pluck social media business, we configured, hosted, and maintained our platform for social media services under private-labeled versions of software for commercial customers. We earned revenue from our social media services through recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. Due to the fact that social media services customers had no contractual right to take possession of our private-labeled software, we accounted for our social media services revenue as service arrangements. Social media services revenue was recognized when persuasive evidence of an arrangement existed, delivery of the service had occurred and no significant obligations remained, the selling price was fixed or determinable, and collectability was reasonably assured. In February 2015, we sold our Pluck social media business and we no longer provide any social media services. The consideration we received for Pluck was a $3.8 million cash payment after working capital adjustments, resulting in a gain of $2.4 million, which is recorded in other income, net.

Content Sales and Licensing Revenue. We generate revenue from the sale or license of media content, including the creation and distribution of content for third party brands, publishers and agencies through our studioD business. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor, we recognize revenue on a net basis.

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

Product Revenue

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns based on historical experience. Product revenue for Society6 is recognized net of sales allowances and return allowances. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Product revenue for Saatchi Art is recognized after the return period has lapsed, net of estimated sales allowances and estimated future returns. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying condensed consolidated balance sheets. Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Google, Yahoo! and Bing, the largest providers of search engine referrals to our online properties, regularly deploy changes to their search engine algorithms. To date, the overall impact of these changes on search referrals to our owned and operated online properties has been negative, primarily due to a decline in traffic to eHow.com. In response to changes in search engine algorithms since 2011, we have performed evaluations of our existing content library to identify potential improvements. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in $21.4 million of related accelerated amortization expense since 2011, including approximately $3.3 million of accelerated amortization expense in the nine months ended September 30, 2015. We continue to perform evaluations of our content library on an ongoing basis and may remove additional content in the future, which could result in additional accelerated amortization expense in the periods such actions occur.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of September 30, 2015, we determined that we have two reporting units. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the estimated fair value of a reporting unit is less than its carrying value, then a second step is performed to measure the amount of the impairment, if any. The amount of the impairment is the excess of the carrying value of the goodwill over its implied fair value. The implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks.

Since acquiring Saatchi Art in August 2014, we have continued to integrate and develop our marketplaces platforms. During the second quarter of 2015, we made certain changes to our management structure below our chief operating decision maker and, as a result of these changes, we determined that Society6, which had previously been included in our content & media reporting unit, should be combined with the Saatchi Art reporting unit to create a marketplaces reporting unit. A change in reporting units requires that goodwill be tested for impairment. Therefore, we performed an interim assessment of impairment of goodwill for the Saatchi Art reporting unit during the second quarter of 2015 and determined an impairment did not exist.

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

Fair Value of Financial Instruments

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities and customer deposits approximate fair value because of their short maturities. For our term loans and revolving loans under our previous credit facility, which were repaid in full in November 2014, the carrying amounts approximated fair value because they bore interest at variable rates that approximate fair value. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments and investments held at cost, are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

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

The original effective date for ASU 2014-09 would have required us to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may not adopt the standard until the first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on our consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Computers and other related equipment	$17,464	$28,776
Purchased and internally developed software	37,694	48,875
Furniture and fixtures	1,388	3,004
Leasehold improvements	7,297	7,591
	63,843	88,246
Less accumulated depreciation	(48,327)	(65,410)
Property and equipment, net	$15,516	$22,836

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of approximately $1.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $1.1 million for the nine months ended September 30, 2015, and 2014, respectively, is shown by classification below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service costs	$2,041	$1,559	$4,663	$5,123
Sales and marketing	15	37	52	115
Product development	47	135	154	382
General and administrative	1,611	1,112	4,118	3,628
Discontinued operations	—	559	—	4,662
Total depreciation	$3,714	$3,402	$8,987	$13,910

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2015
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,893	$(4,292)	$601
Artist relationships	11,719	(7,472)	4,247
Media content	97,569	(84,855)	12,714
Technology	5,887	(2,628)	3,259
Non-compete agreements	217	(142)	75
Trade names	7,667	(3,628)	4,039
Content publisher relationships	1,616	(1,616)	—
	$129,568	$(104,633)	$24,935

	December 31, 2014
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$9,569	$(8,730)	$839
Artist relationships	11,719	(4,796)	6,923
Media content	103,415	(80,249)	23,166
Technology	27,770	(23,293)	4,477
Non-compete agreements	253	(146)	107
Trade names	10,478	(5,467)	5,011
Content publisher relationships	2,092	(2,080)	12
	$165,296	$(124,761)	$40,535

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

During the three months ended September 30, 2015, we sold certain non-core online properties within our Demand Vertical Network. We received total consideration of $0.9 million for these properties and related acquired intangible assets, resulting in a gain of $0.7 million, which is recorded in other income, net.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service costs	$1,969	$5,419	$10,683	$17,489
Sales and marketing	949	841	2,914	3,828
Product development	246	989	1,193	3,184
General and administrative	277	138	587	701
Discontinued operations	—	645	—	4,244
Total amortization	$3,441	$8,032	$15,377	$29,446

Service costs include accelerated amortization charges of approximately $0.1 million for each of the three months ended September 30, 2015 and 2014, and $3.3 million and $1.6 million, for the nine months ended September 30, 2015 and 2014, respectively, as a result of removing certain assets from service.

5. Other Assets

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Long-term portion of promissory note	$—	$4,505
Other	1,205	1,550
Other assets	$1,205	$6,055

During the three months ended September 30, 2015, we received a  payment of $5.1 million, plus accrued and unpaid interest, on the promissory note that we received as part of the consideration for the sale of our CoveritLive business in July 2014. This promissory note had a principal amount of $5.6 million and was originally due in full by July 2016. The early repayment of $5.1 million, plus accrued and unpaid interest, satisfied all amounts owed to us under the promissory note and the promissory note was discharged. The discount from the carrying value of the promissory note was approximately $0.1 million, which was recorded as interest income (expense), net.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued payroll and related items	$5,131	$4,291
Acquisition holdback	607	8,958
Artist payables	1,842	2,250
Other	5,185	8,726
Accrued expenses and other current liabilities	$12,765	$24,225

In July 2015, as part of the consideration for our purchase of Society6, we paid $7.4 million in cash and issued 122,638 shares of our common stock to the sellers of Society6 upon the expiration of the holdback period.

During the three months ended September 30, 2015, we recognized severance costs of $1.8 million in connection with certain workforce reduction actions that occurred throughout the period.  Severance costs for the three months ended September 30, 2015 were recognized in the condensed consolidated statements of operations as follows: $0.8 million in product development costs, $0.5 million in service costs, $0.4 million in general and administrative costs, and $0.1 million in sales and marketing costs. As of September 30, 2015, there was $0.6 million of accrued severance included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.  An additional $0.5 million of retention and severance costs will be expensed over the applicable retention periods, which extend through the first quarter of 2016.  Changes to the severance accrual during the nine months ended September 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$-
New charges	1,830
Cash payments	(1,252)
Balance at September 30, 2015	$578

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

In connection with entering into the Credit Agreement in August 2013, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the three and the nine months ended September 30, 2014 we amortized $0.1 million and $0.4 million, respectively, of deferred debt issuance costs. Due to the repayment in full of all amounts under the credit facility in November 2014, there were no amortized deferred debt issuance costs during 2015.

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non-cancelable operating and capital leases. Our leases expire between February 2016 and February 2020.

Litigation

On November 5, 2014, Charles Saatchi filed a lawsuit against our wholly owned subsidiary, Saatchi Online, Inc. (“Saatchi Online”), in the High Court of Justice, Chancery Division (United Kingdom) relating to an intellectual property licensing agreement (the “IP Agreement”) between Charles Saatchi and Saatchi Online, dated February 18, 2010 (the “UK Action”). Mr. Saatchi had alleged that Saatchi Online committed a repudiatory breach of the IP Agreement and had sought, among other things, a permanent injunction restricting Saatchi Online from continuing to use the “Saatchi” name.

On December 30, 2014, Charles Saatchi and Robert Norton, common stockholders of Saatchi Online prior to its acquisition by Demand Media, filed a lawsuit in the Delaware Chancery Court against certain former directors, officers and preferred stockholders of Saatchi Online, and Saatchi Online itself, alleging that, in connection with Demand Media’s acquisition of Saatchi Online, such directors, officers and preferred stockholders breached their fiduciary duties to the common stockholders and that the preferred stockholders and Saatchi Online violated a Saatchi Online voting agreement by breaching the implied covenant of good faith and fair dealing (the “Delaware Action” and, together with the UK Action, the “Actions”).

On July 29, 2015, Saatchi Online, for itself and on behalf of the other defendants in the Delaware Action, entered into a settlement agreement (the “Settlement Agreement”) with Charles Saatchi and Robert Norton to settle all disputes relating to the Actions. The Settlement Agreement resolved the Actions to the mutual satisfaction of the parties. Under the terms of the Settlement Agreement, we are permitted to use the “Saatchi” name in connection with operating the Saatchi Art business. In connection with entering into the Settlement Agreement, we contributed $250,000 towards the settlement of the Delaware Action, which was paid in August 2015. This amount was net of amounts reimbursed to us from an insurance policy and the escrow account established to cover indemnification obligations of the selling stockholders under the Saatchi Online merger agreement.

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

Indemnification

In the normal course of business, we have provided certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware, indemnifications related to our lease agreements and indemnifications to sellers or buyers in connection with acquisitions and dispositions, respectively. In addition, our advertiser, content creation and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

9. Income Taxes

Our effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in our valuation allowance.

Income tax expense for the three and nine months ended September 30, 2015 was less than $0.1 million as compared to an income tax benefit for the three and nine months ended September 30, 2014 of $16.7 million and $13.9 million, respectively. The difference between the 2014 and the 2015 periods was the result of the impairment of goodwill in the three and nine months ended September 30, 2014, which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill and a full valuation allowance.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the nine months ended September 30, 2015 or 2014 other than the acquired uncertain tax position, and we do not expect our uncertain tax position to change materially during the next twelve months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the IRS and various state authorities. The IRS completed the audit of our 2012 tax return with no adjustments.

10. Employee Benefit Plan

We have a defined contribution plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the IRS. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. During the nine months ended September 30, 2015 and 2014, we incurred approximately $0.8 million and $1.4 million, respectively, in employer contributions under the 401(k) Plan, and we expect to incur approximately $0.3 million for the remainder of the current fiscal year.

11. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service costs	$182	$451	$806	$1,147
Sales and marketing	122	178	432	511
Product development	350	832	1,277	2,367
General and administrative	905	2,921	3,168	8,390
Discontinued operations	—	351	—	2,949
Total stock-based compensation	$1,559	$4,733	$5,683	$15,364

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2014	3,473
Options granted	884
Options exercised	(8)
Options forfeited or cancelled	(1,162)
Outstanding at September 30, 2015	3,187

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
Shares
Unvested at December 31, 2014	857
Granted	926
Vested	(226)
Forfeited	(525)
Unvested at September 30, 2015	1,032

Employee Stock Purchase Plan

In 2010, we established our ESPP, which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a discounted price. The ESPP provides up to a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing in May and November. We commenced our first offering period in May 2011 and our most recent offering period in November 2014. Under the ESPP, participants can purchase our common stock at a 15% discount to the lower of our common stock’s market price as of the beginning or ending of the relevant offering period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. A maximum of 750 shares of common stock may be purchased by each participant during each purchase period. The fair value of the shares issued pursuant to the ESPP is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 24-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 58% and 60% for each of the four purchase periods during the current offering period. During the nine months ended September 30, 2015, we recognized $0.1 million of expense in relation to the ESPP and approximately 1.7 million shares of common stock remained authorized for issuance under the ESPP at September 30, 2015. As of September 30, 2015, there was approximately $0.3 million of unrecognized compensation expense related to the ESPP which is expected to be recognized on a straight-line basis over the remainder of the current offering period.

12. Stockholders’ Equity

Reverse Stock Split

On August 1, 2014, immediately following the Distribution, we enacted a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury, which is reflected retrospectively throughout the condensed consolidated financial statements.

Stock Repurchases

Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of our common stock from time to time. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remained available under the repurchase plan at September 30, 2015. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of September 30, 2015, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

Voting Rights

Each share of common stock has the right to one vote per share.

13. Business Segments

We operate in one operating segment. Our chief operating decision maker (the “CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for the Content & Media and Marketplace service offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of our principal operations and assets are located in the United States.

Revenue derived from our Content & Media and Marketplaces service offerings is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Content & Media	$15,881	$33,566	$57,667	$108,353
Marketplaces	12,624	7,749	33,816	21,095
Total revenue	$28,505	$41,315	$91,483	$129,448

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Domestic	$24,621	$37,291	$79,054	$116,269
International	3,884	4,024	12,429	13,179
Total revenue	$28,505	$41,315	$91,483	$129,448

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Balance at September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$5,006	$—	$—	$5,006

	Balance at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$5,000	$—	$—	$5,000
Promissory note	—	—	4,946	4,946
	$5,000	$—	$4,946	$9,946

(1) Comprises money market funds which are included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet.

During the three months ended September 30, 2015, we received a payment of $5.1 million, plus accrued and unpaid interest, on the promissory note that we received as part of the consideration for the sale of our CoveritLive business in July 2014. This promissory note had a principal amount of $5.6 million and was originally due in full by July 2016. The early repayment of $5.1 million, plus accrued and unpaid interest, satisfied all amounts owed to us under the promissory note and the promissory note was discharged. The discount from the carrying value of the promissory note was approximately $0.1 million, which was recorded as interest income (expense), net.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss from continuing operations	$(13,805)	$(222,532)	$(34,962)	$(237,919)
Net loss from discontinued operations	—	(1,306)	—	(11,208)
Net loss	$(13,805)	$(223,838)	$(34,962)	$(249,127)

Weighted average common shares outstanding	20,021	19,151	19,879	18,454
Weighted average unvested restricted stock awards	—	—	—	(4)
Weighted average common shares outstanding—basic and diluted	20,021	19,151	19,879	18,450

Earnings (Loss) per share—basic and diluted
Net loss from continuing operations	$(0.69)	$(11.62)	$(1.76)	$(12.90)
Net loss from discontinued operations	—	(0.07)	—	(0.60)
Net loss per share	$(0.69)	$(11.69)	$(1.76)	$(13.50)

For the three months ended September 30, 2015 and 2014, we excluded 0.2 million and 0.1 million shares, respectively, and for the nine months ended September 30, 2015 and 2014, we excluded 0.1 million and 0.3 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

16. Discontinued Operations

On August 1, 2014, we completed the Separation of Rightside from Demand Media. As a result of the Separation, the financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2014. Following the Separation, the following activity in our statement of operations was reclassified from continuing operations to discontinued operations:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Service revenue	$16,336	$107,721
Operating expenses:
Service costs	14,085	92,588
Sales and marketing	627	5,632
Product and development	1,046	8,203
General and administrative	2,775	14,819
Amortization of intangible assets	683	4,243
Total operating expenses	19,216	125,485
Operating loss	(2,880)	(17,764)
Other income (expense), net	(25)	7,017
Loss before income taxes	(2,905)	$(10,747)
Income tax (expense) benefit	1,599	(461)
Net loss	$(1,306)	$(11,208)

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2014 Annual Report, which was filed with the SEC on March 16, 2015, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2014 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Content & Media

Our Content & Media service offering includes leading owned and operated online properties that publish content in text, video, photography and designed visual formats. This content is published across several key categories on

eHow.com, a how-to reference and do-it-yourself destination, Livestrong.com, a health and healthy living destination, and certain niche properties focused on specific interests. We also own and operate Cracked.com, a humor site offering original and engaging comedy-driven video series, text articles and blogs created through a collaborative process among our in-house editorial staff, comedians and a community of website enthusiasts, and LEAFtv, a lifestyle resource for women that produces high-quality, short-form how-to videos covering stylish living, food and fashion. Additionally, our studioD business develops and executes content marketing strategies and creates custom content for third-party brands, agencies and publishers.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our owned and operated online properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates.  Since 2011, the total number of visits to our properties, particularly eHow.com, has substantially declined due to lower search engine referrals resulting from ongoing changes to search engine algorithms by Google, Yahoo! and Bing, as well as our decision to remove low quality and duplicative content.  We have also experienced lower ad monetization due to declines in cost-per-click ad rates and our decision to reduce the number of ads per page on certain articles. In addition, visits across our owned and operated online properties continue to shift from desktop to mobile, with ad unit rates for mobile generally lower than desktop. As a result of these declines in traffic and ad monetization, our revenue derived from eHow for the three months ended September 30, 2015 dropped to 15% of our total revenue, as compared to 44% for the three months ended September 30, 2014, after giving effect to the Separation. Future changes to search engine algorithms that negatively impact the volume of referral traffic, declines in ad unit rates, or increased availability of ad blocking software, particularly on mobile devices, could result in a material adverse effect to our business and results of operations.

We believe that there are opportunities to increase the number of visits to our properties, both from direct visits by users and search engine referrals, by building high-quality products that provide a better user experience and lead to increased engagement on our online properties. We have recently focused our efforts on redesigning our websites; refining our content library; rationalizing ad unit density; and developing a greater variety of content formats, particularly formats better suited for mobile devices. We have also recently started a new initiative with a network of contributors and influencers to create more authoritative and engaging content. These changes could negatively impact revenue and increase our operating expenses in the near term, but we believe that by providing consumers with an improved user and content experience, we will be able to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe there are opportunities to increase our advertising revenue by optimizing our ad product stack and increasing branded ad sales by offering more innovative products such as native advertisements and sponsored ad placements. However, if the overall ad unit rates we receive continue to decline, we could experience lower advertising revenue even if the number of visits to our properties increases.

The majority of our advertising revenue currently is, and historically has been, generated by our relationship with Google. Google also serves as one of the principal technology platform partners for our programmatic ad sales offering. Any change in the type of services that Google provides to us, or to the terms of our agreements with Google, could adversely impact our results of operations.

Marketplaces

Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6 provides artists with an online commerce platform to feature and sell their original images or designs on consumer products such as art prints, phone and tablet cases, t-shirts and throw pillows. Saatchi Art is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

Our Marketplaces service offering generates revenue from the sale of products and services through our online art and design marketplaces.  On Society6, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art. Our Marketplaces service offering is principally dependent on the number of transactions and average revenue per transaction generated by products and services sold through our online marketplaces, both of which increased for the nine months ended September 30, 2015 as compared to the prior year period. We believe there are opportunities to further increase the number of transactions and the average revenue per transaction by attracting new visitors to our marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, continuing to introduce new products, and offering product bundling and other promotions.

The revenue generated by our Marketplaces service offering has higher costs associated with it as compared to our Content & Media service offering due to variable product costs, including outsourced product manufacturing costs, artist royalties, and shipping and handling costs. During the nine months ended September 30, 2015, a higher percentage of our total revenue was generated by our Marketplaces service offering as compared to the prior year period. If our revenue sources continue to shift from our Content & Media service offering to our Marketplaces service offering, our total costs relative to our revenue will be negatively impacted.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, including shares held in treasury. The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014. Unless it is disclosed, all financial results represent continuing operations.

For the nine months ended September 30, 2015 and 2014, we reported revenue of $91.5 million and $129.4 million, respectively. For the nine months ended September 30, 2015 and 2014, Content & Media revenue accounted for 63% and 84% of our total revenue, respectively, and Marketplaces revenue accounted for 37% and 16% of our total revenue, respectively.

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

Content & Media Metrics

•

Visits:  We define visits as the total number of times users access our content across (a) one of our owned and operated online properties and/or (b) one of our customers’ online properties, to the extent that the visited customer web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit.

•	Revenue per visit (“RPV”): We define RPV as Content & Media revenue per one thousand visits.

Marketplaces Metrics

•	Number of transactions: We define transactions as the total number of successfully completed transactions during the applicable period.
•	Average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period by the number of transactions in that period.

The following table sets forth our key business metrics for the periods presented:

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Content & Media Metrics(1):
Visits (in thousands)	780,990	1,051,912	(26)%	2,621,274	3,053,302	(14)%
Revenue per Visit	$20.33	$31.91	(36)%	$22.00	$35.49	(38)%
Marketplaces Metrics(1):
Number of Transactions	203,768	143,024	42%	569,817	408,248	40%
Average Revenue per Transaction	$61.95	$54.18	14%	$59.35	$51.67	15%
(1)

For a discussion of these period-to-period changes in the number of visits, RPV, number of transactions and average revenue per transaction and how they impacted our financial results, see “Results of Operations” below.

Basis of Presentation

Revenue

Our revenue is derived from sales of advertising and from products and services sold through our online marketplaces and other offerings.

Service Revenue

Content & Media

We generate Content & Media service revenue primarily from advertisements displayed on our online properties and certain of our customers’ online properties. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; sponsored content; or advertising links. At times we enter into revenue-sharing arrangements with our customers, and if we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations and record the revenue-sharing payments to our customers in service costs.

We also generate Content & Media service revenue from the sale or license of media content, including the creation and distribution of content for third-party brands, publishers and agencies through our studioD business. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor, we recognize revenue on a net basis. In addition, we previously provided social media services and generated Content & Media service revenue from recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. As of February 2015, we no longer provide social media services.

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

Product Revenue

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns based on historical experience. Product revenue for Society6 is recognized net of sales allowances and return allowances. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Product revenue for Saatchi Art is recognized after the return period has lapsed, net of estimated sales allowances and estimated future returns. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying condensed consolidated balance sheets. Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our customers pursuant to revenue-sharing arrangements where we are the primary obligor. In the near term, we expect service costs to decrease as a percentage of revenue primarily as a result of lower personnel and information technology expenses.

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

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platforms, including the costs to improve our owned and operated websites and related mobile applications, as well as the costs to develop future product and service offerings. We currently anticipate that our product development expenses will remain relatively flat in the near term as a percentage of revenue.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third-party professional fees and insurance. Professional fees are largely comprised of outside legal, audit and information technology consulting. We currently anticipate that general and administrative expenses will decrease in the near term as a percentage of revenue due to managed reduction of expenses.

Amortization of Intangible Assets

We capitalize certain costs (i) allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and (ii) incurred to develop media content that is determined to have a probable economic benefit. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense related to business combinations to decrease in the near term due to fewer acquisitions as compared to prior years. Remediation of our content in future periods could result in additional accelerated amortization expense related to capitalized media content in the periods such actions occur. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Goodwill

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Since acquiring Saatchi Art in August 2014, we have continued to integrate and develop our marketplaces platforms. During the second quarter of 2015, we made certain changes to our management structure below our chief operating decision maker and, as a result of these changes, we determined that Society6, which had previously been included in our content & media reporting unit, should be combined with the Saatchi Art reporting unit to create a marketplaces reporting unit. A change in reporting units requires that goodwill be tested for impairment. Therefore, we performed an interim assessment of impairment of goodwill for the Saatchi Art reporting unit during the second quarter of 2015 and determined an impairment did not exist.

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

Interest Income (Expense), Net

Interest expense principally consists of interest on outstanding debt and amortization of any debt issuance costs. Our previous credit facility was fully repaid in November 2014, resulting in lower interest expense in the third quarter of 2015 than in the prior year period. We expect interest expense to decrease overall in 2015 because we currently have no debt outstanding. Interest income generally consists of interest earned on cash balances and short-term investments. Interest income also included interest earned on the promissory note that we received as part of the consideration for our sale of CoveritLive prior to the early repayment of the promissory note in the third quarter of 2015.  We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

Other Income, Net

Other income, net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and gains or losses on sales of businesses. We expect these gains and losses will vary depending upon movements in underlying currency exchange rates and whether we dispose of any businesses.

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

We believe that the assumptions and estimates associated with our revenue recognition; accounts receivable and allowance for doubtful accounts; goodwill; capitalization and useful lives associated with our intangible assets; income taxes; stock-based compensation; the recoverability of our long-lived assets, including our media portfolio; and discontinued operations have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2014 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2014 Annual Report. The following discussion includes any specific activity related to these accounting policies and estimates for the nine months ended September 30, 2015, as well as any additional accounting policies and estimates that had a significant impact on our consolidated financial statements for the nine months ended September 30, 2015.

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

On August 1, 2014, we completed the Separation of Rightside from Demand Media, resulting in two independent, publicly traded companies. Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The financial results of Rightside are presented as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014. The following activity in our condensed consolidated statements of operations was reclassified from continuing operations to discontinued operations:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Service revenue	$16,336	$107,721
Operating expenses:
Service costs	14,085	92,588
Sales and marketing	627	5,632
Product and development	1,046	8,203
General and administrative	2,775	14,819
Amortization of intangible assets	683	4,243
Total operating expenses	19,216	125,485
Operating loss	(2,880)	(17,764)
Other income (expense), net	(25)	7,017
Loss before income taxes	(2,905)	$(10,747)
Income tax (expense) benefit	1,599	(461)
Net loss	$(1,306)	$(11,208)

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$16,755	$33,712	$60,047	$108,373
Product revenue	11,750	7,603	31,436	21,075
Total revenue	28,505	41,315	91,483	129,448
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	9,566	11,256	29,103	33,198
Product costs	7,638	5,506	21,240	15,507
Sales and marketing(1)(2)	5,424	4,699	14,797	15,422
Product development(1)(2)	6,520	7,050	18,923	21,221
General and administrative(1)(2)	9,883	12,464	30,200	36,868
Goodwill impairment charge	—	232,270	—	232,270
Amortization of intangible assets	3,441	7,388	15,377	25,203
Total operating expenses	42,472	280,633	129,640	379,689
Loss from operations	(13,967)	(239,318)	(38,157)	(250,241)
Interest income (expense), net	(3)	(627)	216	(2,331)
Other income, net	178	782	3,024	736
Loss from continuing operations before income taxes	(13,792)	(239,163)	(34,917)	(251,836)
Income tax (expense) benefit	(13)	16,631	(45)	13,917
Net loss from continuing operations	(13,805)	(222,532)	(34,962)	(237,919)
Net loss from discontinued operations(1)(2)	—	(1,306)	—	(11,208)
Net loss	$(13,805)	$(223,838)	$(34,962)	$(249,127)
__________________

(1) Depreciation expense included in the above line items:
Service costs	$2,041	$1,559	$4,663	$5,123
Sales and marketing	15	37	52	115
Product development	47	135	154	382
General and administrative	1,611	1,112	4,118	3,628
Discontinued operations	—	559	—	4,662
Total depreciation	$3,714	$3,402	$8,987	$13,910

(2) Stock-based compensation included in the above line items:
Service costs	$182	$451	$806	$1,147
Sales and marketing	122	178	432	511
Product development	350	832	1,277	2,367
General and administrative	905	2,921	3,168	8,390
Discontinued operations	—	351	—	2,949
Total stock-based compensation	$1,559	$4,733	$5,683	$15,364

As a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Service revenue	58.8%	81.6%	65.6%	83.7%
Product revenue	41.2%	18.4%	34.4%	16.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	33.6%	27.2%	31.8%	25.6%
Product costs	26.8%	13.3%	23.2%	12.0%
Sales and marketing	19.0%	11.4%	16.2%	11.9%
Product development	22.9%	17.1%	20.7%	16.4%
General and administrative	34.7%	30.2%	33.0%	28.5%
Goodwill impairment charge	—%	562.1%	—%	179.4%
Amortization of intangible assets	12.0%	17.9%	16.8%	19.4%
Total operating expenses	149.0%	679.2%	141.7%	293.2%
Loss from operations	(49.0)%	(579.2)%	(41.7)%	(193.2)%
Interest income (expense), net	—%	(1.5)%	0.2%	(1.9)%
Other income, net	0.6%	1.9%	3.3%	0.6%
Loss from continuing operations before income taxes	(48.4)%	(578.8)%	(38.2)%	(194.5)%
Income tax (expense) benefit	—%	40.3%	—%	10.7%
Net loss from continuing operations	(48.4)%	(538.5)%	(38.2)%	(183.8)%
Net loss from discontinued operations	—%	(3.2)%	—%	(8.7)%
Net loss	(48.4)%	(541.7)%	(38.2)%	(192.5)%

Revenue

Revenue by service offering was as follows (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Content & Media	$15,881	$33,566	(53)%	$57,667	$108,353	(47)%
Marketplaces	12,624	7,749	63%	33,816	21,095	60%
Total revenue	$28,505	$41,315	(31)%	$91,483	$129,448	(29)%

Content & Media Revenue

Content & Media revenue decreased by $17.7 million, a 53% decline to $15.9 million for the three months ended September 30, 2015, as compared to $33.6 million for the same period in 2014. Visits decreased by 26%  to  781 million visits in the three months ended September 30, 2015 from 1,052 million visits in the three months ended September 30, 2014 driven by significant declines in desktop visits across our online properties, in part due to management’s decision to remove certain content units on some of our properties. These declines were partially offset by significant mobile visit growth on some of our online properties. RPV decreased by 36%, to $20.33 in the three months ended September 30, 2015 from $31.91 in the three months ended September 30, 2014, primarily due to lower ad monetization yields from our cost-per-click advertising, reducing the number of ads per page on certain articles and the impact from selling our Pluck social media business.

Content & Media revenue decreased by $50.7 million, a 47% decline to $57.7 million for the nine months ended September 30, 2015, as compared to $108.4 million for the same period in 2014. Visits decreased by 14% to

2,621 million visits in the nine months ended September 30, 2015 from 3,053 million visits in the nine months ended September 30, 2014 driven by significant declines in desktop visits across most of our online properties, in part due to our decision to remove certain content units from some of our properties. These declines were partially offset by significant mobile visit growth across most of our online properties. RPV decreased by 38%, to $22.00 in the nine months ended September 30, 2015 from $35.49 in the nine months ended September 30, 2014, primarily due to lower ad monetization yields from our cost-per-click advertising, a  reduction in higher yielding direct sold display advertising, reducing the number of ads per page on certain articles,  and the impact from selling our CoveritLive and Pluck social media businesses.

Marketplaces Revenue

Marketplaces revenue increased by $4.9 million, a 63% increase to $12.6 million for the three months ended September 30, 2015, as compared to $7.7 million for the same period in 2014. The number of transactions increased 42% to 203,768 in the three months ended September 30, 2015 from 143,024 in the 2014 period, primarily as a result of new product introductions, increased conversion of visits to purchases and traffic growth on Society6. Marketplaces average revenue per transaction increased by 14% year-over-year, from $54.18 to $61.95, driven primarily by a shift towards higher priced items on Society6, as well as the addition of Saatchi Art, which has significantly higher average revenue per transaction.

Marketplaces revenue increased by $12.7 million, a  60% increase to $33.8 million for the nine months ended September 30, 2015, as compared to $21.1 million for the same period in 2014. The number of transactions increased 40% to 569,817 in the nine months ended September 30, 2015 from 408,248 in the 2014 period, primarily as a result of new product introductions, increased conversion of visits to purchases and traffic growth on Society6. Marketplaces average revenue per transaction increased by 15% year-over-year, from $51.67 to $59.35, driven primarily by a shift towards higher priced items on Society6, as well as the addition of Saatchi Art, which has significantly higher average revenue per transaction.

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Service costs (exclusive of amortization of intangible assets)	$9,566	$11,256	(15)%	$29,103	$33,198	(12)%
Product costs	7,638	5,506	39%	21,240	15,507	37%
Sales and marketing	5,424	4,699	15%	14,797	15,422	(4)%
Product development	6,520	7,050	(8)%	18,923	21,221	(11)%
General and administrative	9,883	12,464	(21)%	30,200	36,868	(18)%
Goodwill impairment charge	—	232,270	(100)%	—	232,270	(100)%
Amortization of intangible assets	3,441	7,388	(53)%	15,377	25,203	(39)%

Service Costs

Service costs for the three months ended September 30, 2015 decreased by approximately $1.7 million, or 15%, to $9.6 million compared to $11.3 million for the same period in 2014. The decrease was primarily due to decreases of $0.5 million in content renovation costs, $0.5 million in information technology expense, $0.5 million in personnel and related costs, $0.4 million in traffic acquisition costs, $0.2 million in ad serving costs, and $0.2 million in consulting fees. These decreases were partially offset by an increase of $0.5 million in depreciation expense.

Service costs for the nine months ended September 30, 2015 decreased by approximately $4.1 million, or 12%, to $29.1 million compared to $33.2 million in the same period in 2014. The decrease was primarily due to decreases of $1.3 million in information technology expense, $1.2 million in personnel and related costs, $0.8 million in traffic acquisition costs, $0.5 million in depreciation expense, $0.5 million in ad serving costs, $0.5 million in consulting fees, $0.2 million in new content expense, and $0.1 million in content renovation costs. These decreases were partially offset by an increase of $1.1 million in Saatchi Art service costs.

Product Costs

Product costs for the three months ended September 30, 2015 increased by approximately $2.1 million, or 39%, to $7.6 million, as compared to $5.5 million in the same period in 2014. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Product costs for the nine months ended September 30, 2015 increased by approximately $5.7 million, or 37%, to $21.2 million, as compared to $15.5 million in the same period in 2014. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Sales and Marketing

Sales and marketing expenses increased by approximately $0.7 million, or 15%, to $5.4 million for the three months ended September 30, 2015 from $4.7 million for the same period in 2014. The increase was primarily driven by an increase of $0.8 million in marketing activities primarily for our marketplaces businesses, partially offset by a decrease of $0.1 million in consulting fees.

Sales and marketing expenses decreased by approximately $0.6 million, or 4%, to $14.8 million for the nine months ended September 30, 2015 from $15.4 million for the same period in 2014. The decrease was primarily driven by (i) a net decrease of $1.8 million in personnel and related costs primarily due to our reduction in direct advertising sales and the sale of Pluck, which was partially offset by investment in studioD personnel, and (ii) a decrease of $0.5 million in consulting fees. These decreases were partially offset by a net increase of $1.7 million in marketing expenses driven by increases in marketing activities for our marketplaces businesses partially offset by lower marketing activities for our content and media properties.

Product Development

Product development expenses decreased by approximately $0.5 million, or 8%, to $6.5 million during the three months ended September 30, 2015 compared to $7.1 million in the same period in 2014, primarily driven by (i) a net decrease of $0.4 million in personnel and related costs due to the sale of Pluck and headcount reductions, partially offset by increases in personnel and related costs resulting from the acquisition of Saatchi Art, and (ii) a decrease of $0.1 million in depreciation expense.

Product development expenses decreased by approximately $2.3 million, or 11%, to $18.9 million during the nine months ended September 30, 2015 compared to $21.2 million in the same period in 2014, primarily driven by (i) a  net decrease of $2.1 million in personnel and related costs due to the sale of Pluck and headcount reductions, partially offset by increases in personnel and related costs resulting from the acquisition of Saatchi Art, and (ii) a decrease of $0.2 million in depreciation expense. These decreases were partially offset by an increase of $0.1 million in dues and subscription expense.

General and Administrative

General and administrative expenses decreased by approximately $2.6 million, or 21%, to $9.9 million during the three months ended September 30, 2015 compared to $12.5 million in the same period in 2014. The decrease was primarily due to decreases of $2.8 million in personnel and related costs primarily resulting from lower stock-based compensation, $0.6 million in acquisition costs, $0.2 million in loss on sale, $0.1 million in legal and audit fees, and $0.1 million in facilities and related costs. These decreases were partially offset by increases of $0.7 million in realignment costs and $0.5 million in depreciation expense.

General and administrative expenses decreased by approximately $6.7 million, or 18%, to $30.2 million during the nine months ended September 30, 2015 compared to $36.9 million in the same period in 2014. The decrease was primarily due to decreases of $6.8 million in personnel and related costs primarily resulting from lower stock-based compensation and headcount reductions, $1.4 million in legal and audit fees, $0.5 million in facilities and related costs, and $0.2 million in loss on sale. These decreases were partially offset by increases of $0.8 million in acquisition costs, $0.7 million in realignment costs, and $0.5 million in depreciation expense.

Severance Costs

As more fully described herein and in the related notes to the accompanying unaudited condensed financial statements, in the three months ended September 30, 2015, we implemented a number of initiatives to improve operating efficiency, including targeted reductions in force in areas where our business model shifted throughout the period. For the three months ended September 30, 2015, we incurred $1.8 million in severance costs primarily related to certain workforce reduction actions that occurred throughout the period. Severance costs include severance pay, the provision of certain extended employee benefits and employer taxes. As of September 30, 2015, there was $0.6 million of accrued severance included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. We will incur additional retention and severance costs currently estimated to be $0.5 million over the applicable retention periods, which extend through the first quarter of 2016.

Goodwill Impairment Charge

During the three and nine months ended September 30, 2014, we recorded a pretax impairment charge of $232.3 million on the carrying value of our goodwill based on the results of an interim assessment of impairment of the goodwill in our content and media reporting unit due to a decline in our cash flow forecast as well as a sustained decline in our market capitalization.  We did not record any impairment charges during the corresponding 2015 period.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2015 decreased by approximately $3.9 million, or 53%, to $3.4 million compared to $7.4 million in the same period in 2014. The decrease was primarily due to the removal of certain content units from our media properties in the fourth quarter of 2014 and the disposition of certain intangible assets in connection with the sales of our Pluck business in the first quarter of 2015 and our Creativebug and CoveritLive businesses in the third quarter of 2014.

Amortization expense for the nine months ended September 30, 2015 decreased by approximately $9.8 million, or 39%, to $15.4 million compared to $25.2 million in the same period in 2014. The decrease was primarily due to the removal of certain content units from our media properties in the fourth quarter of 2014 and the disposition of certain intangible assets in connection with the sales of our Pluck business in the first quarter of 2015 and our Creativebug and CoveritLive businesses in the third quarter of 2014. The decrease was partially offset by an increase in accelerated amortization expense in the 2015 period as compared to the 2014 period related to our content takedowns.

Interest Income (Expense), Net

Net interest expense was less than $0.1 million for the three months ended September 30, 2015. Net interest income was approximately $0.2 million for the nine months ended September 30, 2015, primarily related to interest income paid to us on the promissory note we received as part of the consideration for our sale of CoveritLive in July 2014. Net interest expense was $0.6 million and $2.3 million for the three and nine months ended September 30, 2014, respectively, primarily due to interest paid on debt outstanding under our former credit facility.

Other Income, Net

Net other income for the three months ended September 30, 2015 decreased by $0.6 million, or 77%, to $0.2 million compared to $0.8 million in the same period in 2014. The decrease was primarily due to higher gains on sale related to dispositions of online properties during the 2014 period as compared to the 2015 period.

Net other income for the nine months ended September 30, 2015 increased by $2.3 million to $3.0 million compared to $0.7 million in the same period in 2014. The increase was primarily due to the gain on sale of our Pluck business.

Income Tax Benefit (Expense)

Income tax expense for the three and nine months ended September 30, 2015 was less than $0.1 million. Income tax benefit for the three and nine months ended September 30, 2014 was $16.6 million and $13.9 million, respectively. The difference between the 2015 and 2014 periods was primarily due to the impact from the impairment of goodwill during the third quarter of 2014, which allowed for the reversal of the deferred tax liability related to the tax amortization of goodwill and a full valuation allowance as compared to the same period in 2014. As of September 30, 2015, we recorded a full valuation allowance against any deferred tax asset generated by operating loss; therefore, no income tax benefit was recorded for the three and nine months ended September 30, 2015.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income (loss) in that it excludes net income (loss) from discontinued operations, as well as net interest expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization and stock-based compensation.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(13,805)	$(223,838)	$(34,962)	$(249,127)
Less: Net loss from discontinued operations, net of taxes	—	1,306	—	11,208
Net loss from continuing operations	(13,805)	(222,532)	(34,962)	(237,919)
Add (deduct):
Income tax (benefit) expense	13	(16,631)	45	(13,917)
Interest and other (income) expense, net	(175)	(155)	(3,240)	1,595
Depreciation and amortization(1)	7,155	10,230	24,364	34,450
Stock-based compensation(2)	1,559	4,382	5,683	12,415
Goodwill impairment charge	—	232,270	—	232,270
Acquisition and realignment costs(3)	1,606	570	2,162	1,891
Adjusted EBITDA	$(3,647)	$8,134	$(5,948)	$30,785

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(2)	Represents the fair value of stock-based awards granted to employees as included in our GAAP results of operations.
(3)

Represents such items, when applicable, as (a) legal, accounting and other professional fees directly attributable to acquisition or corporate realignment activities, (b) employee severance and other payments attributable to acquisition or corporate realignment activities, and (c) expenditures related to the separation of Demand Media into two distinct publicly traded companies.

Liquidity and Capital Resources

As of September 30, 2015, we had $37.9 million of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents, as well as the cash we generate from our operations. Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our previous credit facilities. In November 2014, we repaid all outstanding amounts under our previous credit facility and terminated that facility, and we do not currently have an available line of credit. We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a new credit facility, selling certain assets or issuing equity, equity-related or debt securities. Our shelf registration statement previously filed with the SEC expired in October 2015.

Since our inception, we have used significant cash to make strategic acquisitions to grow our business, including the acquisitions of Society6 in June 2013 and Saatchi Art in August 2014. A portion of the purchase price for Society6 was held back by us to secure any post-closing indemnification obligations and/or post-closing adjustments to the purchase price, and in July 2015, we paid $7.4 million in cash and issued an additional 122,638 shares of our common stock to the sellers of Society6 following the expiration of the indemnification holdback period. We have also generated cash since July 2014 by disposing of certain businesses. In July 2014, we sold our Creativebug business for $10.0 million in cash, $1.0 million of which was initially held in escrow and released to us in July 2015. In July 2014, we also sold our CoveritLive social media business for $4.5 million in cash and a promissory note with a principal amount of $5.6 million, originally due in full by July 2016. In September 2015, we agreed to an early repayment of the promissory note and received  $5.1 million in cash, plus accrued and unpaid interest, which satisfied all amounts owed to us under the promissory note.  In addition, in February 2015 we sold our Pluck social media business for $3.8 million in cash after working capital adjustments, and in the third quarter of 2015, we sold certain non-core websites that were part of our Demand Vertical Network for a total of $0.9 million. We may make further acquisitions and dispositions in the future.

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

Cash used in investing activities has historically been, and is expected to be, impacted by our ongoing investments in our properties, company infrastructure and equipment. The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash (used in) provided by operating activities	$(9,749)	$22,791
Net cash provided by (used in) investing activities	$7,899	$(11,975)
Net cash used in financing activities	$(8,030)	$(51,009)

Cash Flows from Operating Activities

Nine months ended September 30, 2015

Net cash used in our operating activities during the nine months ended September 30, 2015 was $9.8 million. Our net loss during the period was $35.0 million, which included non-cash charges of $30.0 million related to depreciation, amortization and stock-based compensation, partially offset by a  gain on disposal of business and online properties of $3.2 million. The remainder of net cash used in operating activities was from changes in our working capital, including changes in accounts payable, accrued expenses and other liabilities, and other long-term assets of $7.1 million, offset in part by changes in accounts receivable, prepaid expenses and other current assets, and deferred revenue of $5.4 million. The decreases in accrued expenses and other liabilities and accounts payable were primarily due to the timing of payments and collections.

Nine months ended September 30, 2014

Net cash inflows from our operating activities for the nine months ended September 30, 2014 was $22.8 million. Our net loss during the period was $249.1 million, which included a  $232.3 million non-cash, pretax impairment charge in the third quarter of 2014 and non-cash charges of $45.1 million for depreciation, amortization, stock-based compensation and deferred taxes, partially offset by $8.2 million from non-cash gains from disposal of businesses, other assets and other. The remainder of the change in our net cash flow from operating activities was from changes in our working capital, primarily driven by a $16.7 million decrease in cash resulting from changes in deferred registrations costs, prepaid and other assets, other long-term assets and accounts payable and accrued expenses, as well as a $19.7 million increase in cash from changes in deferred revenue and accounts receivable. The increases in our deferred revenue and deferred registry costs were primarily due to growth in our former domain name business during the period, while the change in our accounts receivable, accounts payable and accrued expenses was primarily due to the timing of payments and collections.

Cash Flows from Investing Activities

Nine months ended September 30, 2015 and 2014

Net cash provided by investing activities was $7.9 million during the nine months ended September 30, 2015, compared to net cash used in investing activities of $12.0 million during the same period in 2014. Cash flows from investing activities for the nine months ended September 30, 2015 consisted of cash inflows of $5.1 million from a promissory note, $4.8 million from the sales of our Pluck business and certain online properties within our Demand Vertical Network, and $1.0 million of cash received from  a holdback related to a prior year disposition, partially offset by investments in property and equipment of $3.6 million, which included internally developed software. Cash flows from investing activities for the nine months ended September 30, 2014 included cash used for investments in our property and equipment of $7.6 million, which included internally developed software, and investments in intangible assets of $5.4 million. Cash outflows in 2014 also included $15.8 million related to investments in certain generic Top Level Domain (“gTLD”) applications in connection with our former domain name business and $3.9 million in business acquisitions and restricted cash deposits, partially offset by cash inflows of $13.7 million from the sales of businesses, net of cash disposed and $6.1 million from the withdrawals of our interest in certain gTLD applications relating to our former domain name business.

Cash Flows from Financing Activities

Nine months ended September 30, 2015 and 2014

Net cash used in financing activities was $8.0 million and $51.0 million during the nine months ended September 30, 2015 and 2014, respectively. Cash used in financing activities for the nine months ended September 30, 2015, primarily consists of $7.6 million of cash paid for acquisition holdbacks from prior year acquisitions and $0.6 million of costs related to net taxes paid on exercises of employee stock options and vesting of restricted stock units. Cash used in financing activities during the nine months ended September 30, 2014, was primarily driven by repayments on our credit facility of $22.5 million, holdback payments of $1.9 million for prior year acquisitions and payments of withholding tax on net settlement of certain employee stock-based awards of $2.2 million. In August 2014, we capitalized Rightside with $24.1 million in connection with the Separation.

Off Balance Sheet Arrangements

As of September 30, 2015, we did not have any off balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2015 and 2014, we used $3.6 million and $7.6 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. The decrease is primarily due to lower expenditures related to internally developed software and lower capital expenditures relating to the registry infrastructure for our former domain name business. We currently anticipate making capital expenditures of between $0.5 million and $1.0 million during the remainder of the year ending December 31, 2015.

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

Concentrations of Credit Risk

As of September 30, 2015, our cash and cash equivalents were maintained primarily with five major U.S. financial institutions and three foreign banks. We also maintained cash balances with two Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	September 30, 2015	December 31, 2014
Google, Inc.	30%	42%

Item 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item  1.      LEGAL PROCEEDINGS

On November 5, 2014, Charles Saatchi filed a lawsuit against our wholly owned subsidiary, Saatchi Online, Inc. (“Saatchi Online”), in the High Court of Justice, Chancery Division (United Kingdom) relating to an intellectual property licensing agreement (the “IP Agreement”) between Charles Saatchi and Saatchi Online, dated February 18, 2010 (the “UK Action”). Mr. Saatchi had alleged that Saatchi Online committed a repudiatory breach of the IP Agreement and had sought a permanent injunction restricting Saatchi Online from continuing to use the “Saatchi” name, a declaration that the IP Agreement had been validly terminated, a disgorgement of any profits derived from Saatchi Online’s use of the name since the alleged termination date and unspecified monetary damages.

On December 30, 2014, Charles Saatchi and Robert Norton, common stockholders of Saatchi Online prior to its acquisition by Demand Media, filed a lawsuit in the Delaware Chancery Court against certain former directors, officers and preferred stockholders of Saatchi Online, and Saatchi Online itself, alleging that, in connection with Demand Media’s acquisition of Saatchi Online, such directors, officers and preferred stockholders breached their fiduciary duties to the common stockholders and that the preferred stockholders and Saatchi Online violated a Saatchi Online voting agreement by breaching the implied covenant of good faith and fair dealing (the “Delaware Action” and, together with the UK Action, the “Actions”). The complaint sought rescissory damages, a constructive trust over the acquisition proceeds, disgorgement of all profits related thereto, and unspecified compensatory damages, costs and fees.

On July 29, 2015, Saatchi Online, for itself and on behalf of the other defendants in the Delaware Action, entered into a settlement agreement (the “Settlement Agreement”) with Charles Saatchi and Robert Norton to settle all disputes relating to the Actions. The Settlement Agreement resolved the Actions to the mutual satisfaction of the parties. Under the terms of the Settlement Agreement, we are permitted to use of the “Saatchi” name in connection with operating the Saatchi Art business.  In connection with entering into the Settlement Agreement, we contributed $250,000 towards the settlement of the Delaware Action, which was paid in August 2015. This amount was net of amounts reimbursed to us from an insurance policy and the escrow account established to cover indemnification obligations of the selling stockholders under the Saatchi Online merger agreement.

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

Item 1A.RISK FACTORS

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our 2014 Annual Report, which is available at www.sec.gov and at ir.demandmedia.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2014 Annual Report could materially affect our business, financial condition and/or future results.  The risk factors described in the 2014 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. Except as set forth below, there have been no material changes to the risk factors set forth in the 2014 Annual Report.

We generate the majority of our Content & Media revenue from advertising.  A reduction in advertising revenue, including as a result of lower ad unit rates, increased availability of ad blocking software, lower online advertising spend, a loss of advertisers or lower advertising yields, could seriously harm our business, financial condition and results of operations.

We currently generate the majority of our revenue from advertisements displayed on our online properties and certain of our customers’ online properties. For the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, after giving effect to the Separation, we generated 57%, 70% and 83%, respectively, of our total revenue from advertising, and we expect to continue to derive the majority of our Content & Media revenue from advertising. We have experienced declines in ad unit rates for both desktop and mobile since 2014, resulting in lower advertising revenue, and any further reductions in ad unit rates would negatively impact our financial results. In addition, software developers have been increasing the availability of ad blocking software, particularly on mobile devices.  Increased adoption of ad blocking software by users could reduce our advertising revenue and negatively impact our financial results.

We also believe that advertising spend on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the cyclical and discretionary nature of advertising spending, including the perceived impact of campaign strategies; general economic conditions, as well as economic conditions specific to the Internet and media industry; and the occurrence of extraordinary events, such as natural disasters or terrorist attacks. Additionally, brands and advertisers are increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook, Twitter and Pinterest, as well as on native and sponsored advertising campaigns. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities on our online properties, our revenue from advertising could be adversely impacted. An inability to maintain or increase our advertising revenue would have a material adverse effect on our business, financial condition and results of operations.

Additionally, our advertising strategy is currently focused on programmatic offerings that utilize various advertising network exchanges, including exchanges operated by Google and Rubicon, to manage our ad stack. Operating on a programmatic basis requires us to actively manage the sale of our owned and operated inventory on these exchanges. Although we had shifted our advertising strategy away from direct sales in early 2014, we have recently decided to implement direct sales channels again to improve our branded advertising sales, particularly with respect to native and sponsored ad campaigns. An inability to successfully manage our ad stack, including the programmatic process and our direct sales team, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

          In June 2013, we acquired 100% of the issued and outstanding membership interests of Society6, LLC, a Delaware limited liability company, from the holders of the membership interests (collectively, the “Sellers”). We held back a portion of the purchase price (both cash and stock) for two years in order to secure post-closing indemnification obligations of the Sellers and/or post-closing adjustments to the purchase price. In connection with the expiration of the indemnification holdback period, we issued 122,638 shares of our common stock to the Sellers on July 13, 2015. The shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended September 30, 2015.

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

3.2	Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011).

4.1	Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

10.1 †	Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, as amended.

10.2 †	Form of Demand Media Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, as amended.

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

Date: November 5, 2015

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

3.2	Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
4.1	Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

10.1 †	Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, as amended.

10.2 †	Form of Demand Media Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, as amended.

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