Form 10-K
period 2015-12-31
DEMAND MEDIA INC.
filed 2016-03-01
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35048

DEMAND MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4731239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1655 26th Street Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

(310) 656-6253

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $74.3 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 24, 2016, there were 20,250,726 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Overview

Demand Media is a diversified Internet company that builds platforms across its media and marketplaces properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. In addition, our branded content creation and diverse advertising offerings help advertisers find innovative ways to engage with their customers.

Our business is comprised of two service offerings: Content & Media and Marketplaces.

•

Content & Media: Our Content & Media service offering includes our leading owned and operated online properties that publish media content, including text articles, videos, photographs and designed visual formats. This content is published across several key categories on eHow.com (“eHow”), a do-it-yourself and how-to reference destination; Livestrong.com, a health and healthy living destination; Cracked.com (“Cracked”), a humor site offering original and engaging comedy-driven video series, text articles and blogs; and certain niche properties focused on specific interests. Additionally, our studioD business develops and executes content marketing strategies and creates custom content for third-party brands, advertisers and publishers.

•

Marketplaces: Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on art prints, phone and tablet cases, t-shirts, throw pillows and other consumer and home décor products. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our online properties. We also generate revenue from the sale or license of content and the sale of content marketing services. Our Marketplaces service offering generates revenue from the sale of products and services through our art and design marketplaces. Information about our revenue by service offering is set forth in Note 16 of our Notes to Consolidated Financial Statements included in Part III, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split of our outstanding and treasury shares of common stock. The financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for all periods prior to fiscal 2015 presented in this Annual Report on Form 10-K.

Demand Media was incorporated in Delaware in March 2006. Our headquarters are located in Santa Monica, California. We completed our initial public offering in January 2011 and our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “DMD.”

Content & Media

We create media content, including text articles, videos, photographs and designed visual formats, and publish such content to our online properties. We also leverage our content creation platform to provide custom content and other content marketing solutions to brands, advertisers and publishers.

Content Creation and Distribution. We create high-quality, informative and engaging digital content in a wide variety of formats including text articles and blogs, videos, original photography, slideshows, infographics and animated GIFs. We strive to create valuable long-lived content with positive revenue and traffic growth characteristics. Our content creation process employs algorithms and processes, as well as an editorial staff that identifies and curates the topics that are most appropriate for our distribution channels. Most of the content published on eHow and Livestrong.com was previously produced by a large community of freelance professionals, but we have recently shifted our content creation process to focus on building relationships with a smaller number of freelance content creators and influencers who have subject matter expertise and bring increased authority and credibility to their content. The content on Cracked is created through a collaborative process among our in-house editorial staff, comedians and a community of website enthusiasts.

We publish a majority of our content on our owned and operated online properties. Users visit our online properties through search engine referrals, direct navigation, social media referrals, e-mail and online marketing activities. Our properties are designed to be easily discoverable by users due to the combination of relevant content, search engine optimization and the ability of users to recommend and share our content via social media websites and applications such as Facebook, Pinterest and Twitter. Visitors access our online properties through desktop and mobile platforms, including mobile applications, and view our content on distribution channels such as Facebook and YouTube.

Our portfolio of owned and operated online properties includes:

•

eHow. eHow is a do-it-yourself and how-to reference destination with an extensive library of text articles and videos that provide people with practical solutions and easily understandable instruction and advice on a broad range of subjects that they may encounter throughout their day. eHow has recently focused on improving the user experience on the site by adding new features and tools to facilitate engagement with the content. In January 2016, eHow had nearly 24 million unique visitors in the U.S. across desktop and mobile platforms, according to comScore.

•

Livestrong.com. Livestrong.com, an online destination for health and healthy living, has an extensive library of health, fitness, lifestyle and nutrition text articles and videos. This content, combined with interactive tools and mobile applications, user-contributed nutritional information and social media community features, helps users create customized goals and monitor their health, fitness and life achievements, while serving as a platform for community members to connect with each other. In January 2016, Livestrong.com had nearly 26 million unique visitors in the U.S. across desktop and mobile platforms, according to comScore.

•

Cracked. Cracked is a leading humor website offering original and engaging comedy-driven videos and video series, text articles, podcasts and blogs created by our in-house editorial staff, comedians and website enthusiasts. Cracked has a passionate community of readers who awarded it the People’s Voice Webby for “Best Humor Site” for 2012, 2013 and 2015, and the Cracked video series “After Hours” won the 2014 Webby and People’s Voice Webby for Best Writing in Online Film & Video. As of January 2016, the Cracked YouTube channel had over one million subscribers. In January 2016, Cracked had more than 8 million unique visitors in the U.S. across desktop and mobile platforms, according to comScore.

•

Niche Properties. We also own and operate certain niche properties that are focused on specific topics or interests, such as airliners, pets and cars, where people can entertain their passions and share related information with like-minded people.

We also distribute our content to brands and publishers as part of our content channels solution. We use our content creation platform to create original custom content for brands and publishers, which we host and seamlessly integrate onto dedicated sections of these customers’ websites. Our content channel agreements generally include a revenue sharing arrangement with regard to advertising revenue generated by the display of the content we create and distribute through these content channels.

Monetization. We have developed a multi-faceted monetization platform, incorporating a multitude of partners ranging from sell side platforms to advertising exchanges, that we deploy to our online properties and those hosted for our content channel customers. We use a series of sophisticated algorithms and proprietary methods to present visitors with relevant advertisements that can be dynamically optimized via creative rotation, frequency capping, and data to improve monetization performance. Our system of monetization tools also includes yield optimization systems that continuously evaluate the performance of advertisements on desktop and mobile in order to maximize revenue, while also utilizing ad management infrastructures that manage multiple ad formats and control ad inventory.

For monetization of our display ad inventory, our programmatic platform, D360, automates the selling of ad inventory utilizing third-party technology and sophisticated data sets. D360 matches advertisers looking for specific ads in connection with their campaign goals with the inventory available on our online properties in real time. We also create operational efficiencies by selling our premium display and native ad inventory directly to advertisers, while streamlining ad planning and buying and managing media campaigns through the use of technology and proprietary first-party data sets.

Content Marketing.  Our studioD business helps brands, advertisers and publishers develop a comprehensive and integrated digital content strategy. We provide our customers with topically relevant custom content; advise on distribution and publishing strategies; and track and measure client objectives to optimize content across formats and devices. The content we provide spans across text articles and blogs, videos, photography and designed visuals, such as infographics and animated GIFs. The content can be acquired outright or licensed, usually via revenue share agreements. We have increased our investment in our content marketing services over the past two years and intend to continue to expand this service offering in the future.

Marketplaces

Our Marketplaces service offering includes Society6, which we acquired in June 2013, and Saatchi Art, which we acquired in August 2014. Over the last two years, we have expanded our marketplace offerings in several ways, including continuing to introduce new products on Society6 and launching mobile applications for Saatchi Art and Society6. Our marketplace platforms provide consumers with tools to discover a large selection of original artworks and designs created by a leading global artist community of approximately 240,000 artists across both sites. Our marketplaces empower artists to reach a global audience of art lovers and earn a living pursuing their passion, while we handle various logistics such as coordination of print-on-demand production, global shipping and payment processes. We believe that our marketplaces are distinguished by the high quality products, caliber of artists and superior customer service we provide to both artists and buyers.

Society6. Society6 provides artists with an online commerce platform where they can feature and sell their original designs on a wide variety of lifestyle and home décor products, including art prints, phone and tablet cases, t-shirts and throw pillows. Artists post their designs, set the price for art prints, and select other products within the Society6 product portfolio on which the design can be sold. After a product is purchased, we utilize third-party vendors to produce, package and ship the product directly to the buyer. As of December 31, 2015, there were approximately 180,000 active artists on Society6, an increase of more than 38% from a year earlier. There are now more than 2.7 million unique designs available across the Society6 product portfolio, a 38% increase year-over-year. During 2015, Society6 customers came from over 100 countries and approximately 39% of Society6’s users accessed its services via mobile devices.

Saatchi Art. Saatchi Art is an online art gallery that provides a global community of artists a curated environment in which to exhibit and sell their artworks, including paintings, drawings, sculptures and photographs, directly to customers around the world. Saatchi Art’s art advisory service provides individual collectors and trade professionals with complimentary access to an art curator who will select works for the customer to browse that are tailored to the customer's needs, space and style. There are currently more than 500,000 original, unique artworks created by over 60,000 artists available on the Saatchi Art platform. In addition, artists can choose to sell prints of the artworks they post on Saatchi Art and we contract with third-party vendors to produce and ship the prints directly to the purchaser. Saatchi Art customers are located in over 80 countries and approximately 20% of Saatchi Art’s customers have made repeat purchases, evidencing the high quality of the artwork and their purchasing experience.

Technology

Our technologies include software applications built to run on independent clusters of standard and commercially available servers located at co-location facilities located in North America. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Redis, mongoDB, Memcache, and Lucene in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. These systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content delivery network (“CDN”) providers. Virtualization is heavily deployed throughout our technology architecture, which affords scaling numerous properties in an efficient and cost effective manner. Enterprise class storage systems provide redundancy in order to maintain continued and seamless system availability in the event of most component failures.

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

International Operations

We provide our products and services to consumers around the world. Our Content & Media service offering includes eHow en Español, Livestrong.com en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking markets), as well as eHow UK (an eHow site in the United Kingdom). Our marketplaces are available to artists and buyers globally. Information regarding financial data by geographic areas is set forth in Note 16 of our Notes to Consolidated Financial Statements included in Part III, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K, and additional information regarding certain risks associated with our international operations is provided under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Customers

Our content & media customers currently include advertisers and advertising providers that purchase advertising space on our online properties, as well as third-party brands, publishers and advertisers for whom we provide content marketing solutions and/or create and host content on content channels as part of our studioD services. Our advertising strategy is currently focused on programmatic offerings that utilize various advertising network exchanges to manage our ad stack. We have also recently re-implemented direct sales channels to improve our advertising sales with brands and advertising agencies, particularly with respect to native and sponsored ad campaigns.

The products and artworks sold through our marketplaces are sold directly to consumers.

Competition

We operate in highly competitive and developing industries that are characterized by rapid technological change, various business models and frequent disruption of incumbents by innovative entrants.

Content & Media.  We face intense competition for our Content & Media service offering from a wide range of competitors. These markets are rapidly evolving, fragmented and competition could increase in the future as more companies enter the space. We compete for advertisers on the basis of a number of factors including return on marketing expenditures, price of our offerings, and the ability to deliver large amounts, or precise types, of segmented customer traffic. Our principal competitors in this space currently include various online media companies, ranging from large Internet media companies to specialized and enthusiast properties that focus on particular areas of consumer interest, as well as social media outlets such as Facebook, Snapchat and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers. Some of our competitors have larger audiences and more financial resources than we have and many of our competitors are making significant investments, particularly in online video, in order to compete with various aspects of our business. Our primary competitors for our content marketing and custom content services are other companies, such as Contently and Skyword, that also provide content marketing services and/or employ a content creation model similar to our platform.

Marketplaces.  Our art and design marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Society6 competes with companies, such as RedBubble, Zazzle and Minted, that utilize a print-on-demand model whereby specialty products are produced and shipped to customers with selected user or artist generated designs printed on them, as well as small online providers of niche customization services and product offerings. Saatchi Art competes with traditional offline art galleries, art consultants and other online properties selling original artwork, such as Artfinder, Artspace, Ugallery and Amazon Art. Our marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms. We believe that the principal competitive factors for our marketplaces include the quality, price and uniqueness of the products or artworks being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to our print-on-demand products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength. We expect competition to continue to intensify as online and offline businesses increasingly compete with each other and the barriers to enter online channels are reduced.

Many of our current Content & Media and Marketplaces competitors have, and potential competitors may have, substantially greater financial, marketing and other resources than we have; greater technical capabilities; greater brand recognition; longer operating histories; differentiated products and services; and larger customer bases. These resources may help some of our competitors respond more quickly as the industry and technology evolves, focus more on product innovation, adopt more aggressive pricing policies and devote substantially more resources to website and system development than we do. Additional information regarding competition is included under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Intellectual Property

Our intellectual property consists of trade secrets, trademarks, service marks, patents and copyrights and is, in the aggregate, important to our business. To protect our proprietary rights, we rely on a combination of trade secret, trademark, patent and copyright laws in the United States and other jurisdictions, together with contractual provisions and technical measures. As of February 24, 2016, we held more than 30 U.S. trademark registrations (some of which are registered in multiple classes), including “Demand Media,” “eHow,” “Society6” and “Cracked.” We have also registered certain trademarks in various countries outside of the U.S. As of February 24, 2016, we held approximately  15 patents granted by the United States Patent and Trademark Office and six patents granted by other jurisdictions, and we have approximately  15 patent applications pending in the United States and other jurisdictions. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology, including our platforms, and we enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality and non-disclosure agreements with other third parties. We generally do not register the copyrights associated with our content with the United States Copyright Office due to the relatively high cost we would incur to register all of our copyrights. In addition to the intellectual property we own, we also have licenses to use the “Saatchi” and “Livestrong.com” names as permitted by the terms of intellectual property or licensing agreements with the third parties who retain the ownership rights to such names. Additional information regarding certain risks related to our intellectual property is included under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Regulation

We are subject to numerous laws and regulations in the U.S. and abroad, including laws and regulations relating to freedom of expression; information security; data privacy and data collection; pricing and fees; online content and the distribution of content; intellectual property rights, including secondary liability for infringement by others; product liability claims; taxation, including sales and value-added taxes (“VAT”); and online advertising and marketing, including email marketing and unsolicited commercial email.

In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including the Communications Decency Act, the Digital Millenium Copyright Act, the Lanham Act, the Anticybersquatting Consumer Protection Act and the CAN-SPAM Act. Advertising and promotional information presented to visitors on our online properties and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. Because we operate large consumer-facing websites, we are also subject to state, federal and foreign laws and regulations governing privacy of users’ search habits and other information and data protection of consumers’ non-public personal information and preferences.

We must also comply with certain foreign and U.S. laws and regulations that apply to our international operations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) and the economic and trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export law.

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

Employees

As of December 31, 2015, we had approximately 350 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Seasonality

Our Content & Media service offering is affected by seasonal fluctuations in internet usage and our Marketplaces service offering is affected by traditional retail seasonality as well as seasonal fluctuations in internet usage. Internet usage generally slows during the summer months while our marketplaces generally experience increased sales activity during the fourth quarter holiday season. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition and results of operations.

Risks Relating to our Business

If Internet search engines continue to modify their methodologies, traffic to our online properties could decline significantly. If we are unable to successfully drive traffic to our online properties, our business, financial condition and results of operations would be adversely affected.

In order for our businesses to grow, we must attract new visitors to our online properties and retain our existing visitors. We depend on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our online properties, including online properties that we host for our content channel customers. Our Content & Media properties are particularly dependent on search referral traffic. For the year ended December 31, 2015, based on our internal data, a majority of the traffic directed to eHow and Livestrong.com came directly from Internet search engines and more than half of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by search engines to display results could cause our online properties to receive less favorable placements or be removed from the search results. Internet search engines could decide that content on our online properties, or the size and placement of ad units displayed on webpages hosting our content, is unacceptable or violates their policies. Internet search engines could also view changes made to our online properties unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

In addition, search engine providers typically display, together with organic search results, content and links that may divert traffic from the pages referenced in the organic search results, including paid search results and content and links that the search engine provider selects and displays in response to the key words used in specific search queries. Accordingly, even if we rank highly in organic search results, traffic to our properties may be reduced as a result of paid search results and other content included on the search results page generated by a search query.

Google, Bing and Yahoo! regularly deploy changes to their search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our online properties. During 2013, we experienced several negative changes in Google referrals to our Content & Media properties that, in the aggregate, were larger in magnitude than those we had previously experienced. Beginning in 2014, Bing and Yahoo! began to implement similar changes to their search engine algorithms. The changes to search engine algorithms by Google, Bing and Yahoo! have resulted in, and may continue to result in, substantial declines in traffic directed to our Content & Media properties, particularly eHow, which has contributed to significant revenue declines from our Content & Media properties. Any future or ongoing changes made by search engines that negatively impact the volume of search referral traffic to any of our online properties could materially and adversely affect our business, financial condition and results of operations.

Our success in attracting traffic to our Content & Media properties and converting these visitors into repeat users also depends, in part, upon our ability to identify, create and distribute high-quality content through engaging products and our ability to meet rapidly changing consumer demand. We may not be able to identify and create the desired content and produce an engaging user experience in a cost-effective or timely manner, if at all. We also utilize search engine optimization efforts to help generate search referral traffic to our online properties. If we are unable to successfully modify our search engine optimization practices in response to changes in search engine algorithms and search query trends, or if we are unable to generate increased traffic from other sources such as social media and direct navigation, we could continue to experience substantial declines in traffic to our Content & Media properties and to other properties that publish our content, which would adversely impact our business, financial condition and results of operations.

We generate the majority of our Content & Media revenue from advertising.  A reduction in advertising revenue, including as a result of lower ad unit rates, increased availability of ad blocking software, lower online advertising spend, a loss of advertisers or lower advertising yields, could seriously harm our business, financial condition and results of operations.

We currently generate the majority of our revenue from advertisements displayed on our online properties. For the years ended December 31, 2015, 2014 and 2013, after giving effect to the Separation, we generated 53%, 70% and 83%, respectively, of our total revenue from advertising, and we expect to continue to derive a significant amount of our revenue from advertising. We have experienced declines in ad unit rates for both desktop and mobile since 2014, resulting in lower advertising revenue, and any further reductions in ad unit rates would negatively impact our financial results. In addition, software developers have been increasing the availability of ad blocking software, particularly on mobile devices. Increased adoption of ad blocking software by users could reduce our advertising revenue and negatively impact our financial results.

We also believe that advertising spend on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the cyclical and discretionary nature of advertising spending, including the perceived impact of campaign strategies; general economic conditions, as well as economic conditions specific to the Internet and media industry; and the occurrence of extraordinary events, such as natural disasters or terrorist attacks. Brands and advertisers are also increasingly focusing a portion of their online advertising budgets on social media outlets such as Facebook, Snapchat and Pinterest, as well as on native and sponsored advertising campaigns. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities on our online properties, our revenue from advertising could be adversely impacted. An inability to maintain or increase our advertising revenue would have a material adverse effect on our business, financial condition and results of operations.

Additionally, our advertising strategy is currently focused on programmatic offerings that utilize various advertising network exchanges, including exchanges operated by Google and Rubicon Project, to manage our ad stack. Operating on a programmatic basis requires us to actively manage the sale of our owned and operated inventory on these exchanges. Although we had shifted our advertising strategy away from direct sales in early 2014, we have recently decided to implement direct sales channels again to improve our branded advertising sales, particularly with respect to native and sponsored ad campaigns. An inability to successfully manage our ad stack, including the programmatic process and our direct sales team, could have a material adverse effect on our business, financial condition and results of operations.

In addition, one component of our platform that we use to generate advertiser interest is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertising providers and advertisers will stop placing advertisements on our online properties if their investments do not generate sales leads, branding opportunities and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising. If any of our advertisers or advertising providers, and in particular Google, decides not to continue advertising on, or providing advertisements to, our online properties, or modifies its advertising policies in a manner that could negatively impact yield, we could experience a rapid decline in our revenue over a relatively short period of time.

We are dependent upon certain arrangements with Google for a significant portion of our revenue. A termination of, or a loss of revenue generated from, our agreements with Google would have a material adverse effect on our business, financial condition and results of operations.

We have an extensive relationship with Google and a significant portion of our revenue is derived from advertising provided by Google. For the years ended December 31, 2015, 2014 and 2013, after giving effect to the Separation, we derived approximately 36%, 50% and 56%, respectively, of our total revenue from our arrangements with Google. Google provides cost-per-click advertisements and cost-per-impression advertisements to our online properties and we receive a portion of the revenue generated by such advertisements. We also utilize Google’s DoubleClick Ad Exchange, an auction marketplace that allows us to sell display advertising space on our online properties. In addition, we use Google’s DoubleClick ad serving technology to deliver advertisements to our online properties. Our services agreement with Google, which governs our various advertising relationships with them, currently expires in October 2016. Google has the right to terminate its agreements with us prior to their expiration upon the occurrence of certain events, including if Google reasonably believes that our use of its services violates the rights of third parties, and other breaches of contractual provisions, a number of which are broadly defined. If our agreements with Google are terminated, or we are unable to enter into new agreements with Google on terms and conditions favorable to us prior to the expiration of the current agreements, we may not be able to enter into agreements with alternative third-party advertisement providers or for alternative ad serving platforms on acceptable terms or on a timely basis or both.

Furthermore, our advertising agreement with Google may not continue to generate the same level of revenue that we have received from such arrangements during past periods for a variety of reasons, including a reduction in the amounts Google is able to charge advertisers and the possibility that our online properties do not generate sufficient traffic to realize our maximum revenue share percentage with Google. Our ability to generate online advertising revenue from Google also depends, in part, on Google’s assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements placed on our online properties. In addition, Google may at any time change the nature of, or suspend, the services that it provides to online advertisers and the catalog of advertisers from which online advertisements are sourced, or modify its policies with respect to how advertisements may be displayed on a webpage. These types of changes or suspensions would adversely impact our ability to generate revenue from our advertising agreement with Google. Any termination of or change in the services that Google provides to us, or a loss of revenue generated by our advertising agreement with Google, would have a material adverse effect on our business, financial condition and results of operations.

Mobile devices are increasingly being used to access the Internet and our online media offerings may not be as effective when accessed through these devices. Additionally, mobile advertising yields are lower on average than desktop yields, which could negatively impact our business, financial condition and results of operation.

The number of people who access the Internet through mobile devices such as smartphones and tablets, rather than through desktop or laptop computers, has increased substantially in recent years. If we cannot effectively distribute our media content, products and services on these devices, we could experience a decline in visits and traffic and a corresponding decline in revenue. It is also more difficult to display advertisements on mobile devices without disrupting the consumer experience. We have made, and may make further, changes to the layouts and formats of our mobile sites in order to improve the user experience or comply with the requirements of our advertising partners, which could negatively impact our monetization efforts on mobile devices. In addition, mobile advertising yields on average are currently lower than those for desktop, in part due to the limitations involved in using cookies on mobile devices to track and optimize mobile advertising and the reduced screen space available to render ads to consumers. The significant increase in mobile consumption of our media content has contributed to a reduction in our Content & Media revenue per one thousand visits, or RPVs. As a result of these factors, the increasing use of mobile devices to access our content could negatively impact our business, financial condition and results of operations.

Certain changes to the business model for our Content & Media service offering and related expenditures could negatively impact our operating margins in the near-term and may not lead to increased revenue in the long-term.

We have recently incurred significant expenses to improve the user experience and engagement on certain of our Content & Media properties by redesigning our websites; removing duplicative or low-quality content; reducing the ad unit density; changing the format of advertising units; improving the mobile experience and adding user engagement tools. Such expenses do not directly generate related revenue and certain changes will likely negatively impact our revenue and operating margins in the near-term. In particular, between 2013 and 2015, we removed a significant amount of content from eHow and Livestrong.com and reduced the number of ad units on each page, which collectively resulted in a large decrease in revenue and will continue to negatively impact revenue and operating margins due to the reduction in content and ad units generating advertising revenue on these sites. We may also incur additional expenses in order to further improve the product and user experience associated with our online properties. These recent changes and any additional changes may not result in increased visits to, or increased revenue generated by, our Content & Media properties in the near-term or long-term. We also plan to continue investing in building our studioD business, which develops and executes content marketing strategies and creates custom content for third-party brands, advertisers and publishers. If these customers do not perceive our content marketing and custom content services to be driving performance for their business, we may not be able to expand our relationship with our current customers or identify and attract new customers, and we may not generate sufficient revenue from this service offering to justify our planned investment in this business.

If we are unable to attract new customers to our marketplaces and successfully grow our marketplaces business, our business, financial condition and results of operations could be adversely affected.

We operate two leading art and design marketplaces and we recently launched a marketplace that carries boutique-style products for pets, as well as animal-themed clothing and accessories. We have limited experience in marketing, managing and growing these revenue streams.

The success of our marketplaces is dependent upon a number of factors, including:

•	demand for these types of products and market acceptance of our products;
•	our ability to attract new customers;
•	increased brand awareness and the reputation of our marketplaces;
•	our ability to maintain the artist communities on Society6 and Saatchi Art so that artists continue to contribute and maintain their original artwork and designs on these marketplaces;
•	our ability to cost-effectively introduce and market new products on Society6 on a timely basis to address changing consumption trends and consumer preferences;
•	the success and competitiveness of new entrants into this highly competitive industry;
•	competitive pricing pressures, including potential discounts offered to attract customers and reduced or free shipping;
•

maintaining significant strategic relationships with our print-on-demand suppliers and ensuring the quality of their products and the timeliness of our production cycle for our art and design marketplaces;

•	disruptions in the supply-chain, production and fulfillment operations associated with the print-on-demand products sold through our art and design marketplaces;
•	our ability to source local vendors as we look to expand internationally;

•	shipping disruptions or delays with the products sold through our marketplaces;
•	the return rate for products sold through our marketplaces;
•	the overall growth rate of e-commerce and marketplaces;
•	overall changes in consumer spending on discretionary purchases; and
•

legal claims, including copyright and trademark infringement claims, right of publicity claims and product liability claims, which may expose us to greater litigation costs in the future as compared to historical levels.

One of the key factors to grow our marketplaces business is expanding our customer base. Our ability to attract new customers, some of whom may already purchase similar products from our competitors, depends in part on our ability to successfully drive traffic to our marketplaces using social media sites, e-mail marketing campaigns, paid referrals and search. We may incur significant expenses related to customer acquisition and the net sales from new customers may not ultimately exceed the cost of acquiring these customers. Additionally, we believe that many of the new customers for our marketplaces originate from word-of-mouth and other non-paid referrals from existing customers. If we fail to deliver a differentiated shopping experience or if customers do not perceive the products sold through our marketplaces to be of high value and quality, we may have difficulty retaining our existing customers and attracting new customers through referrals.

If we are unable to successfully grow our marketplaces, including as a result of lower customer growth or retention than expected, or if the revenue generated from initiatives related to our marketplaces is less than the costs of such initiatives, our business, financial condition and results of operations could be materially and adversely affected.

If the mobile solutions available to buyers and sellers using our marketplaces are not effective, the growth prospects of our marketplaces could decline and our business could be adversely affected.

Consumers are increasingly conducting online shopping on mobile devices, including smartphones and tablets, rather than on desktop computers. Although we have recently introduced mobile applications for Society6 and Saatchi Art and we continue to focus on improving the mobile experience for buyers and sellers using our marketplaces, the smaller screen size and reduced functionality associated with some mobile device interfaces may make the use of our marketplace platforms more difficult or less appealing to our members, and visits to our marketplaces on mobile devices have not converted into purchases as often as visits made through desktop computers. Society6 and Saatchi Art sellers are also increasingly using mobile devices to operate and monitor their businesses on our platforms and if we are not able to deliver a rewarding experience to sellers using mobile devices, our marketplace businesses may suffer. Additionally, our recently launched mobile apps may not result in sufficient increased revenue to justify the expenses of developing and maintaining them, and we may encounter problems with operating the mobile apps in the future. If our members encounter difficulty accessing or using our marketplace platforms on their mobile devices, or if our members choose not to use our marketplace platforms on their mobile devices, our growth prospects and our business may be adversely affected.

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

Content & Media

We face intense competition for our Content & Media service offering from a wide range of competitors. We compete for advertisers and customers on the basis of a number of factors including return on marketing expenditures, price of our offerings and the ability to deliver large amounts, or precise types, of segmented customer traffic. Our current principal competitors include:

•

Online Media Properties. We compete with numerous Internet media companies, some of which have much larger audiences and financial resources than we have, for online marketing budgets. We also compete with companies and individuals that provide specialized consumer information online, including through enthusiast websites, message boards and blogs. These competitors compete with us across several areas of consumer interest including do-it-yourself, health and healthy living, home and garden, fashion and beauty, crafts, automotive and humor.

•

Social Media Outlets. We compete with social media outlets such as Facebook, Snapchat and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers.

•

Distributed Content Creation Platforms. We compete with other companies, such as Contently and Skyword, that provide content marketing services and/or employ a content creation model with aspects similar to our platform, including the creation of content for third parties.

We may be subject to increased future competition to our Content & Media service offering if any of our competitors devote increased resources to more directly address the online market for the professional creation and distribution of content. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater brand recognition, longer operating histories, substantially greater financial, marketing and other resources, greater technical capabilities, access to larger customer bases and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products to compete with our current offerings and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For example, if Google chose to compete more directly with us, we may face the prospect of the loss of business or other adverse financial consequences due to Google’s significantly greater customer base, financial resources, distribution channels and patent portfolio. Given the intense competition that our Content & Media service offering faces, we may be unable to maintain or improve our competitive position or market share.

Marketplaces

Our marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Society6 competes with companies, such as RedBubble, Zazzle and Minted, that utilize a print-on-demand model whereby specialty products are produced and shipped to customers with selected user or artist generated designs printed on them, as well as small online providers of niche customization services and product offerings. Saatchi Art competes with traditional offline art galleries, art consultants and other online properties selling original artwork, such as Artfinder, Artspace, Ugallery and Amazon Art. We expect competition to continue to intensify as online and offline businesses increasingly compete with each other, and because the barriers to entry into online channels can be low.

Our marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms. We believe that the principal competitive factors for our marketplaces include the quality, price and uniqueness of the products or artworks being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to our print-on-demand products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength.

Many of our marketplaces’ current competitors have, and potential competitors may have, longer operating histories, larger customer bases, greater technical capabilities, greater brand recognition, differentiated products and services, and substantially greater financial, marketing and other resources than we have. These resources may help some of our competitors react more quickly as the industry evolves, focus more on product innovation, and devote substantially more resources to website and system development than we do. Some of our competitors may offer or continue to offer faster and/or free shipping, more favorable return policies or other transaction-related services which improve their user experience, but which could be impractical or inefficient for us to match. Some of our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence to build their customer bases and drive sales. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do. For all of these reasons, we may not be able to compete successfully against the current and potential competitors to our artist marketplaces.

We rely on freelance artists to generate the artwork and designs sold through our art and design marketplaces. We may not be able to attract or retain enough artists to generate artwork and designs on a scale or of a quality sufficient to grow our business.

Our art and design marketplaces rely on artists to join our communities and contribute original artwork and designs that they seek to sell or monetize through the sale of art prints and other print-on-demand products. We rely on freelance artists to upload their unique art designs to Society6 or sell their original artwork on Saatchi Art and we may not be able to attract or retain enough artists to generate artwork and designs on a scale or of a quality sufficient to grow our business. Furthermore, our competitors may attempt to attract members of our artist communities by offering compensation and revenue-sharing arrangements that we are unable to match. If we are unable to continue attracting artists to our marketplaces, our revenues from sales of artwork and print-on-demand products will decrease, which would have a negative impact on our business, financial condition and results of operations.

We may not be successful in expanding our current product or service offerings, or expanding into new lines of business, which could limit our future growth.

Important potential areas of growth for us are the development of new product and service offerings and the acquisition or internal development of new lines of business, and we are currently developing certain niche media properties and mobile applications. New product and service offerings and new lines of business may be subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control, including lack of market acceptance. If we develop or acquire new lines of business or new product or service offerings, we may not be able to effectively integrate and manage these new businesses and we may not recover the funds and resources we expend on developing or acquiring them. If we are unable to successfully expand the products and services we offer, or expand into new lines of business, our future growth would be limited which could have a negative effect on our business, financial condition and results of operations.

Poor perception of our brands or business could harm our reputation and adversely affect our business, financial condition and results of operations.

Our Content & Media business is dependent on attracting a large number of visitors to our online properties and providing leads and clicks to our advertisers, which depends in part on our reputation within the industry and with our users. Perception that the quality of our content may not be the same or better than that of other published Internet content, even if baseless, can damage our reputation. In addition, Livestrong.com is a licensed trademark from the Livestrong Foundation and there has been negative publicity surrounding Mr. Armstrong. Any damage to our reputation could harm our ability to attract and retain advertisers, visitors, customers and artists, which would materially adversely affect our business, financial condition and results of operations.

We depend upon the quality of traffic to our online properties to provide value to online advertisers and excessive low-quality traffic could have a material adverse effect on the value of such online properties to our third-party advertisement distribution providers and online advertisers and thereby adversely affect our revenue.

We depend upon the quality of traffic to our online properties to provide value to online advertisers. Low-quality traffic can include clicks associated with non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. There is a risk that a certain amount of low-quality traffic, or traffic that is deemed to be invalid by advertisers, will be delivered to advertisers on our online properties. As a result, we may be required to credit future amounts owed to us by our advertising partners or repay them for amounts previously received if such future amounts are insufficient. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with third-party advertisement distribution providers and online advertisers and could adversely affect our revenue.

Risks Relating to our Company

We have a history of operating losses and may not be able to operate profitably or generate positive cash flow.

We were founded in 2006 and, except for the year ended December 31, 2012, when we generated net income, we have had a net loss in every year from inception, including generating a net loss of $43.5 million for the year ended December 31, 2015. As of December 31, 2015 we had an accumulated deficit of approximately $395.6 million and we may incur net operating losses in the future. Moreover, our cash flows from operating activities do not currently cover all of our operating expenses, and we may not generate sufficient cash to cover operating expenses for the foreseeable future. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our current cash, cash equivalents and cash provided by operating activities will be sufficient to fund our operations for the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, including to invest in areas for growth, and we do not currently have a line of credit in place if we need to borrow funds. If we do not generate sufficient cash flow from operations or otherwise have sufficient capital resources available, we may need to enter into a new financing arrangement or dispose of certain assets to execute on our current or future business strategies, including developing new or investing in existing service offerings, maintaining our operating infrastructure, acquiring complementary businesses, hiring additional personnel or otherwise responding to competitive pressures. We cannot assure you that a new financing arrangement will be available to us on favorable terms, or at all. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

In connection with the Separation, our operational and financial profile changed and we entered into certain arrangements with Rightside under which we may have indemnification obligations.

On August 1, 2014, we completed the Separation of Rightside from Demand Media. We may be unable to achieve some or all of the strategic and financial benefits that we expected would result from the Separation of Demand Media and Rightside, or such benefits may be delayed, which could materially and adversely affect our business, financial condition and results of operations. Following the Separation, we are also a smaller company focused on our Content & Media and Marketplaces businesses. This narrower business focus may leave us more vulnerable to changing market conditions and the diminished diversification of revenue, costs, and cash flows could cause our results of operation, cash flows, working capital and financing requirements to be subject to increased volatility. In addition, we entered into various agreements with Rightside in connection with the Separation that governed our relationship with Rightside subsequent to the Separation and contained certain indemnification obligations. If we are required to indemnify Rightside for certain liabilities and related losses arising in connection with any of these agreements or if Rightside is required to indemnify us for certain liabilities and related losses arising in connection with any of these agreements and does not fulfill its obligations to us, we may be subject to substantial liabilities, which could have a material adverse effect on our financial position.

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

If the Separation ultimately is determined to be taxable, we would be subject to tax as if we had sold the Rightside common stock in a taxable sale for its fair market value, and our stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of Rightside’s common stock that was distributed to them. Under the tax matters agreement we entered into with Rightside (the “Tax Matters Agreement”), we may be required to indemnify Rightside against all or a portion of the taxes incurred by Rightside in the event the Separation were to fail to qualify for tax-free treatment under the Code. If we are required to pay any tax liabilities in connection with the Separation pursuant to the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

We have agreed to various restrictions to preserve the non-recognition treatment of the Separation, which may reduce our strategic and operating flexibility.

Pursuant to the Tax Matters Agreement, we may not take any action that would jeopardize the favorable tax treatment of the Separation. The restrictions under the Tax Matters Agreement may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business for the two-year period following the Separation. For example, we might determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions or other strategic transactions for some period of time following the Separation. In addition, our indemnity obligation under the Tax Matters Agreement might discourage, delay or prevent a change of control transaction for some period of time following the Separation.

The intangible assets and goodwill on our balance sheet may be subject to impairment. If our intangible assets or goodwill become impaired we may be required to record a significant non-cash charge to earnings which would have a material adverse effect on our results of operations.

We carry a substantial amount of intangible assets on our balance sheet, primarily from the creation of our long-lived media content and from certain past acquisitions. We also carry goodwill on our balance sheet from certain acquisitions we have made. We assess potential impairments to our intangible assets and goodwill when there is evidence that events or changes in circumstances indicate that the carrying value of such intangible assets or goodwill may not be recoverable. In the third quarter of 2014, we recorded a $232.3 million pretax impairment charge after we determined that the implied fair value of goodwill in our content and media reporting unit was substantially lower than its carrying value. We most recently performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2015, and based on the results, there were no goodwill impairment charges for the year ended December

31, 2015. Future significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows from our long-lived media content or the businesses that we have acquired may result in us having to take additional impairment charges against certain of our intangible assets or goodwill. If we are required to record additional impairment charges in future periods, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

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

Our revenue and operating results could fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Therefore, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	lower than anticipated levels of traffic to our owned and operated online properties and to our customers’ online properties;
•	seasonality of the revenue associated with our marketplaces, including increased sales activity during the holiday season;
•	spikes in sales of our print-on-demand products due to major social or political events resulting in a short-term demand for products with related content;
•	competitive pricing pressures, including shipping costs and potential discounts offered, associated with the products sold through our marketplaces;
•	disruptions in the supply-chain, production and fulfillment operations associated with the products sold through our marketplaces;
•

the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure, especially one-time costs related to the development or acquisition of new products and services;

•	the level of promotional activity required to drive potential customers to our marketplaces;
•	increased costs associated with the acquisition or production of new content;
•	changes in Internet advertising purchasing patterns by advertisers and changes in how we sell advertisements;
•	realignment costs associated with shifting priorities for our businesses;
•	timing of and revenue recognition for certain transactions;
•	changes in generally accepted accounting principles;
•	our focus on long-term goals over short-term results; and
•	weakness or uncertainty in general economic or industry conditions.

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

We evaluate acquisition and expansion opportunities on an ongoing basis and may pursue select acquisitions. We may continue to make acquisitions of complementary websites, businesses, solutions, technologies or talent in the future to increase the scope of our business. The identification of suitable acquisition candidates can be difficult, time-consuming and costly. Potential acquisitions require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business and results of operations. In addition, the expected benefits of acquisitions may not materialize as planned, including achieving certain financial and revenue objectives. Certain acquired businesses or the transactions entered into as part of business combinations may also carry contingent liabilities that could materially impact our future results of operations and financial condition. Furthermore, we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

Even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the acquired websites, business, assets, technologies, solutions, personnel or operations, particularly if key personnel of an acquired company decide not to work for us, and we therefore may not achieve the anticipated benefits of such acquisition. Acquisitions also could harm our reputation or brands generally, as well as our relationships with existing customers. In addition, financing an acquisition may require us to (i) use substantial portions of our available cash on hand, (ii) incur additional indebtedness, which would increase our costs and impose operational limitations, and/or (iii) issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. We may also unknowingly inherit liabilities that arise after the acquisition and are not adequately covered by indemnities, and certain stockholders of an acquired company may dissent from or object to an acquisition or otherwise seek to assert claims related to the transaction.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled personnel, including engineers, developers and sales personnel. Since 2013, we have had significant turnover in senior management including a new Chief Executive Officer and a new Chief Financial Officer. It is important that we retain other key personnel following these changes. In addition, qualified individuals that are critical to the success of our current and future business, including engineers, developers and sales personnel, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Volatility or under-performance in our stock price may also affect our ability to attract new employees and retain our existing key employees. Our executive officers and employees may be more inclined to leave us if the perceived value of equity awards, including restricted stock units and stock options, decline. If we lose the services of key personnel or do not hire or retain other qualified personnel for key positions, our business and results of operation could be adversely affected. In addition, we do not maintain “key person” life insurance policies for any of our executive officers.

Our business is subject to online security risks, including cyberattacks and other security breaches, and any actual or perceived security breach could have a material adverse effect on our business, financial condition and results of operations.

Some of our systems, products and services involve the storage and transmission of information regarding our users, customers, and advertising and publishing partners, and our information technology and infrastructure may be vulnerable to cyberattacks, malware or security incidents that result in third parties gaining access to such proprietary information. An increasing number of websites have recently disclosed online security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Our security measures may be breached and unauthorized parties may attempt to gain access to our systems and information through various means, including hacking into our systems or facilities, fraud, employee error, malfeasance, or inserting malicious code or malware into our code base. For example, in 2014 we determined that an unauthorized individual may have gained access to the user names, email addresses and passwords of certain eHowNow customers. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information or take other actions by using fraudulent “spoof” and “phishing” emails. Outside parties may also introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any security breach or unauthorized access could result in a misappropriation of our proprietary information or the proprietary information of our users, customers or partners, which could result in significant legal and financial exposure, an interruption in our operations and damage to our reputation. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or publishers, all of which could have a material adverse effect on our business, financial condition and results of operations. Any security breach at a company providing services to us or our users, including third party payment processors, could have similar effects and we may not be fully indemnified for the costs we may incur as a result of any such breach. In addition, we may need to expend significant resources to protect against security breaches or to address problems caused by a breach, and the coverage limits on our insurance policies may not be adequate to reimburse us for any losses caused by security breaches.

We are subject to risks and compliance rules and regulations related to the third party credit card payment processing solutions integrated with our websites.

Many of our customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay payment processing fees in addition to interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we and our payment processing service providers are compliant in all material respects with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that such compliance will be maintained or that compliance will prevent illegal or improper use of our systems that are integrated with our payment processing providers. If any of our third party payment processors fails to be in compliance with applicable credit card rules and regulations, we may be required to migrate to an alternate payment processor which could result in transaction downtime during the migration and/or a loss of customers and have a material adverse effect on our business, financial condition and results of operations.

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

•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes may be limited by our agreements with third parties;

•	our intellectual property rights may not be enforced in jurisdictions where legal protections are weak;
•

any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business could lapse or be invalidated, circumvented, challenged or abandoned;

•	competitors may design around our protected systems and technology; or
•	we may lose the ability to assert our intellectual property rights against others.

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

The availability of our online properties depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co-location providers for data servers, storage devices, and network access), could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. We have previously experienced certain server outages and computer distributed denial of service attacks, and any future server outages at our data center facilities or distributed denial of service attacks may cause all or portions of our online properties to become unavailable to users. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and one of our data centers is located in an area with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Delays or interruptions in our service may cause our users, advertisers, customers and/or artists to become dissatisfied with our offerings and could adversely affect our business.

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

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our online properties and roll out new products and services. Updating and replacing our technology infrastructure could be challenging to implement and manage, take time to test and deploy, cause us to incur substantial costs, cause us to suffer data loss, delays or interruptions in service or result in inefficiencies or operational failures. If we do not successfully update our technology and network infrastructure as needed, or if we experience inefficiencies and operational failures during such updates, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers, customers and artists. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business. The costs associated with any adjustments to our technology and network infrastructure could also harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies could harm our business, revenue and financial condition.

Regulations concerning privacy and protection of data could subject us to claims or otherwise harm our business and changes in these regulations could diminish the value of our services and cause us to lose visitors and revenue.

We receive, process and store large amounts of personal data from users of our online properties, freelance professionals who provide services to us and artists who post artworks or designs on our marketplaces. When a user visits one of our websites or certain pages of our content channel customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with content or advertisements previously delivered by us. The information that we collect about our users helps us deliver content and advertising targeted to these users. We post privacy policies on all of our owned and operated websites that set forth our policies and practices related to the collection, use, sharing, disclosure and protection of personal data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. Developments related to “instant personalization” and similar technologies potentially provide publishers with broader access to, and more detailed information about, users and have led to greater scrutiny of industry data collection practices by regulators and privacy advocates. In addition, new laws may be enacted, new industry self-regulation may be promulgated, or existing laws may be amended or re-

interpreted, in a manner that limits our ability to analyze user data. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised and offering to provide credit monitoring services. Any failure, or perceived failure, by us or various third-party vendors and service providers to comply with applicable privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenue.

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

Additionally, our marketplaces allow individuals to sell certain products or their original designs printed on art prints and various consumer products. On occasion, the designs or products posted to our marketplaces, including Society6 or Saatchi Art, may infringe certain copyrights or trademarks or misappropriate the right of publicity of well-known figures. As a result, we may be the subject of letters, lawsuits and takedown notices from rights holders, and the Digital Millennium Copyright Act may not provide safe-harbors for all types of infringing content hosted on these properties. Addressing these types of claims could require us to expend time and resources, which could have an adverse impact on our business and results of operations.

We also license the names “Saatchi” and “Livestrong.com” pursuant to the terms of intellectual property or licensing agreements with third parties, which may be terminated by such third parties if we do not comply with certain requirements in the agreements.  If either of these licensing arrangements was terminated, we would experience business disruption and would have to incur significant resources to rebrand the relevant business, which could have an adverse impact on our business, financial condition and results of operations.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and subject matter of the content that we create or distribute, or that are accessible via our online properties. If we are required to pay damages or expenses in connection with these legal claims, our business, financial condition and results of operations may be harmed.

As a creator and distributor of original content and third-party provided content, we face potential liability in the United States and abroad based on a variety of theories, including copyright or trademark infringement, defamation, right of publicity, negligence, unlawful practice of a licensed profession and other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our online properties and to our content channel customers’ online properties by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our online properties or our content channel customers’ online properties could bring claims against us for losses incurred in reliance upon information provided on such online properties. These claims, regardless of their merit, could divert management time and attention away from our business and result in significant costs to investigate and defend. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay damages, some of which may be substantial. If the content we distribute through our online properties or our content channel customers’ online properties violates the intellectual property rights of others or gives rise to other legal claims against us, we could be subject to substantial liability, which could have a negative impact on our business, financial condition and results of operations.

Certain U.S. and foreign laws and regulations could subject us to claims or otherwise harm our business.

We are subject to a variety of laws and regulations in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws and regulations may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address freedom of expression; information security; privacy and data collection; pricing and fees; employment related matters; online content and the distribution of content, including liability for user reliance on such content; intellectual property rights, including secondary liability for infringement by others; product liability claims; taxation, including VAT and sales tax; and online advertising and marketing, including email marketing and unsolicited commercial email. See “ — Regulations concerning privacy and protection of data could subject us to claims or otherwise harm our business and changes in these regulations could diminish the value of our services and cause us to lose visitors and revenue.”

In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including the Communications Decency Act, the Digital Millenium Copyright Act, the Lanham Act, the CAN-SPAM Act and the Anticybersquatting Consumer Protection Act. Advertising and promotional information presented to visitors on our online properties and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the Internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting, trademark infringement and discrimination. In the future, claims may also be brought against us based on tort law liability and other theories based on our content, products and services or content generated by our users.

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

VAT, sales and use, and similar tax laws and rates vary greatly by jurisdiction. We do not collect such taxes in every jurisdiction in which we have sales based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect VAT, sales and use, or similar taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest for prior periods, and a requirement to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements, including implementing products and technologies to calculate, collect and remit such taxes, may materially and adversely affect our business, financial condition and operating results.

The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, if we fail to comply with applicable laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees or restrictions on our operations, which could increase our costs of operations, reduce our profits or cause us to forgo opportunities that would otherwise support our growth.

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

One potential area of growth for our business is internationally. The artwork and designs sold through our art and design marketplaces are created by a global community of artists and sold to customers around the world. We are also exploring translating and localizing our Society6 marketplace site into certain foreign languages. We have an eHow site in the United Kingdom, as well as eHow en Español, Livestrong.com en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking markets). We cannot be certain that we will be successful in introducing beyond the markets we currently serve or marketing our products and services internationally or that our products and services will gain market acceptance. If we are unable to expand and market our products and services internationally, it could have a negative effect on our future growth prospects. There are also risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management and financial systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs that may outweigh the financial and other benefits of operating in such markets.

A reclassification by tax authorities of any freelance professionals we currently or have previously contracted with from independent contractors to employees could require us to pay retroactive taxes and penalties and significantly increase our cost of operations.

We previously contracted with freelance professionals to create the substantial majority of the content for our online properties and we continue to contract with freelance professionals for various purposes, including to develop, create and edit content, and otherwise contribute to the content creation process, for our and our content channel customers’ online properties. Because we consider the freelance professionals who we contract with or have contracted with to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such freelance professionals. Our contracts with freelance professionals that are classified as independent contractors obligate the freelance professionals to pay these taxes. The classification of freelance professionals as independent contractors depends on the specific facts and circumstances of each relationship. In the event of a determination by federal or state taxing authorities that any freelance professionals we engage or have engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. In addition, if the freelance professionals we categorize as independent contractors were deemed to be employees, our costs associated with content creation could increase significantly, we could potentially incur fines, penalties or other damages, and our financial results would be adversely affected.

Risks Relating to Owning Our Common Stock

The trading price of our common stock is likely to be volatile and an active, liquid and orderly market for our common stock may not be sustained.

The trading price of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, from the date of our initial public offering in January 2011 through February 24, 2016, our closing stock price, as adjusted for the Distribution and the 1-for-5 reverse stock split, has ranged from $4.05 to $48.75. As a result of the reverse stock split reducing the number of shares of our common stock that are outstanding, we may have a lower average daily trading volume, which could also lead to greater volatility in the trading price of our common stock or a less liquid market for our stock to trade. In addition, an active trading market for our common stock may not be sustained, which could depress the market price of our common stock.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of February 24, 2016, we had 20,250,726 shares of common stock outstanding (excluding shares held in treasury).

Certain stockholders owning a significant amount of our outstanding shares of common stock are party to a stockholders agreement that entitles them to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In addition, certain stockholders, including investors in our preferred stock that converted into common stock as well as current and former employees, are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such shares with the SEC. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for shareholders to sell shares of our common stock.

In addition, as of February 24, 2016 we have over ten million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately five million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the United States in the open market. We also have previously and may from time to time in the future issue shares of our common stock as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant.

Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $19.2 million remains available as of December 31, 2015. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice, and we have not repurchased any shares of our common stock since April 2013. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We do not own any real estate. We currently occupy approximately 52,000 square feet in a Santa Monica, California facility that serves as our corporate headquarters and houses nearly all of our personnel for both our Content & Media and Marketplaces service offerings. The lease for our Santa Monica facility expires in July 2024, provided that we have a one-time early termination right allowing us to terminate the lease effective as of August 2019. Our primary data center is located in Las Vegas, Nevada. We believe that our current data centers and offices will be adequate for the foreseeable future.

Item 3.Legal Proceedings

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

Item 4.Mine Safety Disclosures

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

	High	Low
Fiscal Year end December 31, 2015
First Quarter	$6.14	$4.05
Second Quarter	$6.78	$5.10
Third Quarter	$6.35	$4.08
Fourth Quarter	$6.14	$4.15

	High	Low
Fiscal Year end December 31, 2014
First Quarter	$11.88	$8.99
Second Quarter	$10.40	$7.36
Third Quarter	$11.10	$8.77
Fourth Quarter	$8.86	$5.28

Holders of Record

As of February 24, 2016, our common stock was held by 44  stockholders of record. A substantially greater number of holders of our common stock are “street name” holders, or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Demand Media under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph compares the cumulative total return of our common stock for the period starting on January 26, 2011, the date of our initial public offering, and ending on December 31, 2015, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on January 26, 2011, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under the stock repurchase plan announced on August 19, 2011 and further increased on February 8, 2012, we are authorized to repurchase up to $50 million of our common stock (of which approximately $19.2 million remains available as of December 31, 2015) from time to time in open market purchases or in negotiated transactions. The stock repurchase plan has no expiration date and such stock repurchases may be limited, suspended, or terminated at any time without prior notice. We did not repurchase any of our common stock during the three months ended December 31, 2015 and have not repurchased any shares of our common stock since April 2013.

Item 6. Selected Financial Data

The consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013, as well as the consolidated balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012 and 2011, as well as the consolidated balance sheet data as of December 31, 2013, 2012 and 2011, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014(1)	2013(1)	2012(1)	2011(1)
	(In thousands, except per share data)
Consolidated Statement of Operations:
Total revenue	$125,969	$172,429	$209,411	$207,640	$164,307
Operating expenses:
Service costs (exclusive of amortization of intangible assets)	37,289	43,325	51,274	54,304	45,360
Product costs	33,769	26,058	9,882	—	—
Sales and marketing	20,319	20,046	36,275	38,948	31,978
Product development	24,313	29,387	32,185	31,190	29,024
General and administrative	38,344	50,179	53,014	54,082	52,491
Goodwill impairment charge(2)	—	232,270	—	—	—
Amortization of intangible assets	18,706	38,316	36,519	32,402	37,665
Total operating expenses	172,740	439,581	219,149	210,926	196,518
Loss from operations	(46,771)	(267,152)	(9,738)	(3,286)	(32,211)
Interest income	361	328	5	31	48
Interest expense	(143)	(4,692)	(1,642)	(622)	(861)
Other income (expense), net	3,107	654	13	(36)	(385)
Loss from continuing operations before income taxes	(43,446)	(270,862)	(11,362)	(3,913)	(33,409)
Income tax (expense) benefit(2)	(55)	14,713	(2,856)	(951)	(2,181)
Net loss from continuing operations	(43,501)	(256,149)	(14,218)	(4,864)	(35,590)
Net income (loss) from discontinued operations(3)	—	(11,208)	(5,956)	11,040	17,066
Net income (loss)	(43,501)	(267,357)	(20,174)	6,176	(18,524)
Cumulative preferred stock dividends(4)	—	—	—	—	(2,477)
Net income (loss) attributable to common stockholders	$(43,501)	$(267,357)	$(20,174)	$6,176	$(21,001)

Earnings per share - basic and diluted
Net loss from continuing operations	$(2.18)	$(13.66)	$(0.80)	$(0.28)	$(2.42)
Net income (loss) from discontinued operations	—	(0.60)	(0.34)	0.65	1.09
Net income (loss) per share - basic	(2.18)	(14.26)	(1.14)	0.37	(1.33)
Net income (loss) per share - diluted	$(2.18)	$(14.26)	$(1.14)	$0.35	$(1.33)

Weighted average number of shares - basic (5)(6)(7)	19,938	18,745	17,707	16,910	15,729
Weighted average number of shares - diluted (5)(6)(7)	19,938	18,745	17,707	17,447	15,729

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

(6)

In June 2014, our stockholders approved a 1-for-5 reverse stock split of our outstanding common stock, which was effected in August 2014. Accordingly, all share and per share amounts for all periods presented prior to the 1-for-5 reverse stock split have been adjusted retrospectively, where applicable, to reflect this reverse stock split.

(7)

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the year ended December 31, 2011, net loss attributable to common stockholders is increased for cumulative preferred stock dividends earned during these periods. For the periods where we presented losses, all potentially dilutive common shares comprised of stock options, restricted stock units, warrants and convertible preferred stock are antidilutive. Restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. Restricted stock units are excluded from the diluted earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$38,570	$47,820	$153,511	$102,933	$86,035
Working capital	$33,953	$37,215	$91,048	$67,215	$44,617
Total assets	$101,459	$149,555	$777,088	$637,997	$590,103
Long-term debt	$—	$—	$96,250	$—	$—
Capital lease obligations, long-term	$—	$—	$61	$793	$—
Total stockholders' equity	$79,120	$114,842	$496,005	$472,191	$440,266

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income (loss) in that it excludes net income (loss) from discontinued operations, as well as net interest expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation and, in fiscal 2014, goodwill impairment.

Adjusted EBITDA is one of the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, because it excludes certain expenses that management believes are not indicative of our core operating results. Management believes that the exclusion of these expenses provides a useful measure for period-to-period comparisons of our underlying core revenue and operating costs that is focused more closely on the current costs necessary to operate our businesses and reflects our ongoing business in a manner that allows for meaningful analysis of trends. In addition, management believes that excluding certain non-cash charges can be useful because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. Adjusted EBITDA is also one of the primary measures management uses to prepare and update our short and long term financial and operational plan and to evaluate investment decisions. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers and other users of our financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$(43,501)	$(267,357)	$(20,174)	$6,176	$(18,524)
Less: Net income (loss) from discontinued operations, net of taxes	—	(11,208)	(5,956)	11,040	17,066
Net loss from continuing operations	(43,501)	(256,149)	(14,218)	(4,864)	(35,590)
Add (deduct):
Income tax (benefit) expense	55	(14,713)	2,856	951	2,181
Interest and other (income) expense, net	(3,325)	3,710	1,624	627	1,198
Depreciation and amortization(1)	29,884	50,567	50,976	47,420	53,349
Stock-based compensation(2)	7,562	18,866	22,603	27,189	25,951
Goodwill impairment charge	—	232,270	—	—	—
Acquisition and realignment costs(3)	2,488	2,905	529	110	2,048
Adjusted EBITDA	$(6,837)	$37,456	$64,370	$71,433	$49,137

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 includes $3.4 million, $7.7 million, $3.1 million, $2.1 million and $5.9 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain media content intangible assets from service during those years.

(2)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.
(3)

Acquisition and realignment costs include such items, when applicable, as (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue costs, (b) legal, accounting and other professional service fees directly attributable to acquisition or corporate realignment activities, (c) employee severance payments attributable to corporate realignment activities, and (d) expenditures related to the separation of Demand Media into two distinct publicly traded companies. Management does not consider these costs to be indicative of our core operating results.

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

Overview

We are a diversified Internet company that builds platforms across its media and marketplaces properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two service offerings: Content & Media and Marketplaces.

Content & Media

Our Content & Media service offering includes our leading owned and operated online properties that publish media content, including text articles, videos, photographs and designed visual formats. This content is published across several key categories on eHow, a do-it-yourself and how-to reference destination; Livestrong.com, a health and healthy living destination; Cracked, a humor site offering original and engaging comedy-driven video series, text articles and blogs; and certain other niche properties focused on specific interests.  Additionally, our studioD business develops and executes content marketing strategies and creates custom content for third-party brands, advertisers and publishers.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our online properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates.  Since 2011, the total number of visits to our properties, particularly eHow, has substantially declined due to lower search engine referrals resulting from ongoing changes to search engine algorithms by Google, Yahoo! and Bing, as well as our decision to remove low quality and duplicative content.  We have also experienced lower ad monetization due to industry declines in cost-per-click ad rates and our decision to reduce the number of ads per page on certain articles. In addition, visits across our online properties continue to shift from desktop to mobile, with ad unit rates for mobile generally lower than desktop. Future changes to search engine algorithms that negatively impact the volume of referral traffic, declines in ad unit rates, or increased availability of ad blocking software, particularly on mobile devices, could result in a material adverse effect to our business and results of operations.

We believe that there are opportunities to increase the number of visits to our online properties, both from direct visits by users and search engine referrals, by building high-quality products that provide a better user experience and lead to increased engagement. Since 2013, we have focused our efforts on redesigning our websites; refining our content library; rationalizing ad unit density; and developing a greater variety of content formats, particularly formats better suited for mobile devices. We have also recently started a new initiative to work with a network of contributors and influencers to create more authoritative and engaging content. These changes could negatively impact revenue and increase our operating expenses in the near term, but we believe that by providing consumers with an improved user and content experience, we will be able to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe there are opportunities to increase our advertising revenue by optimizing our ad product stack and increasing branded ad sales through direct sellers and by offering more innovative products such as native advertisements and sponsored ad placements. However, if the overall ad unit rates we receive continue to decline, we could experience lower advertising revenue even if the number of visits to our properties increases.

Historically, the majority of our advertising revenue has been generated by our relationship with Google. While Google continues to be our primary ad vendor for ad monetization, in 2015 we began to significantly diversify our monetization partners and will continue to do so going forward. Google also serves as one of our primary technology platform partners in connection with our programmatic ad sales offering. Any change in the type of services that Google provides to us, or to the terms of our agreements with Google, could adversely impact our results of operations.

Marketplaces

Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6 provides artists with an online commerce platform to feature and sell their original designs on a wide variety of consumer and home décor products such as art prints, phone and tablet cases, t-shirts and throw pillows. Saatchi Art is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to customers around the world.

Our Marketplaces service offering generates revenue from the sale of products and services through our art and design marketplaces.  On Society6, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art. Our Marketplaces service offering is principally dependent on the number of transactions and average revenue per transaction generated by products and services sold through our online marketplaces. We believe there are opportunities to increase the number of transactions and the average revenue per transaction by attracting new visitors to our marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, continuing to introduce new products, and offering product bundling and other promotions.

The revenue generated by our Marketplaces service offering has higher costs associated with it as compared to our Content & Media service offering due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. During the year ended December 31, 2015, a higher percentage of our total revenue was generated by our Marketplaces service offering as compared to the prior year. If our revenue sources continue to shift from our Content & Media service offering to our Marketplaces service offering, our total costs relative to our revenue will be negatively impacted.

Separation

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split of our outstanding and treasury shares of common stock. The financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for all periods prior to fiscal 2015 in this Annual Report on Form 10-K. Unless it is disclosed, all financial results represent continuing operations.

Revenue

For the years ended December 31, 2015,  2014 and 2013, we reported revenue of $126.0 million, $172.4 million and $209.4 million, respectively. For the years ended December 31, 2015,  2014 and 2013, our Content & Media revenue accounted for 59%,  79% and 93% of our total revenue, respectively, and our Marketplaces revenue accounted for 41%,  21% and 7% of our total revenue, respectively.

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

•	Revenue per visit (“RPV”): We define RPV as Content & Media revenue per one thousand visits.

Marketplaces Metrics

•	Number of transactions: We define transactions as the total number of successfully completed transactions during the applicable period.
•	Average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period by the number of transactions in that period.

The following table sets forth our key business metrics for the periods presented:

				% Change	% Change
	2015	2014	2013	2015	2014
Content & Media Metrics(1):
Visits (in thousands)	3,374,385	4,004,287	4,031,514	(16)%	(1)%
Revenue per Visit	$21.87	$34.22	$48.39	(36)%	(29)%
Marketplaces Metrics(1):
Number of Transactions	925,111	715,343	277,442	29%	158%
Average Revenue per Transaction	$56.38	$49.47	$51.65	14%	(4)%

(1)

For a discussion of these period-to-period changes in the number of visits, RPV, number of transactions and average revenue per transaction and how they impacted our financial results, see “Results of Operations” below.

Basis of Presentation

Revenue

Our revenue is primarily derived from sales of advertising and from products and services sold through our online marketplaces.

Service Revenue

Content & Media

We generate Content & Media service revenue primarily from advertisements displayed on our online properties and on certain webpages of our content channel customers’ online properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; sponsored content; or advertising links. At times we enter into revenue-sharing arrangements with our customers, and if we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations and record the revenue-sharing payments to our customers in service costs.

We also generate Content & Media service revenue from the sale or license of media content, including the creation and distribution of content for third-party brands, advertisers and publishers through our studioD business. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor, we recognize revenue on a net basis. In addition, we previously provided social media services and generated Content & Media service revenue from recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. As of February 2015, we no longer provide social media services.

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

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties, and personnel costs. In the near term, we expect our product costs to remain relatively flat as a percentage of product revenue.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue, as applicable. Associated costs are recorded in service costs or product costs.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to drive growth in our product and service offerings. We currently anticipate that our sales and marketing expenses will increase in the near term as a percentage of revenue as we grow our marketing activities across all our platforms, especially our studioD and Marketplaces offerings.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platforms, including the costs to improve our owned and operated online properties and related mobile applications, as well as the costs to develop future product and service offerings. We currently anticipate that our product development expenses will remain relatively flat in the near term as a percentage of revenue.

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

Amortization of Intangible Assets

We capitalize certain costs (i) allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and (ii) incurred to develop media content that is determined to have a probable economic benefit. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. In the event of content remediation in future periods, additional accelerated amortization expense may be incurred in the periods such actions occur. We expect amortization expense related to business combinations to decrease in the near term due to fewer acquisitions as compared to prior years. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Goodwill

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Goodwill is tested at the reporting unit level and as of December 31, 2015 we determined that we have two reporting units: content and media and marketplaces. We did not record any goodwill impairment charges for the year ended December 31, 2015. We may be required to record impairment charges on our remaining goodwill in future periods. For the year ended December 31, 2014, due to unexpected revenue declines attributed to lower traffic and monetization yields on certain of our content and media websites, we lowered our future cash flow expectations. As a result, we performed an interim assessment of impairment of the goodwill in our content and media reporting unit in the third quarter of 2014 and recorded a $232.3 million goodwill impairment charge in 2014.

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

Interest Income (Expense), Net

Interest income consists of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. Interest expense principally consisted of interest on outstanding debt and amortization of debt issuance costs associated with our credit facility, which was fully repaid in November 2014.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and gains or losses on sales of businesses. We expect that these gains and losses will vary depending upon movements in underlying currency exchange rates and whether we dispose of any businesses.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have or had a legal presence, including the United Kingdom, the Netherlands, Canada and Argentina. We may in the future become subject to taxation in additional countries based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the estimates and assumptions associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, discontinued operations, income taxes, stock-based compensation and the recoverability of our long-lived assets including our media content portfolio, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables from our customers based on our best estimate of the amount of probable losses from existing accounts receivable. We determine the allowance based on an analysis of historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. In addition, past due balances over 60 days and specific other balances are reviewed individually for collectability on at least a quarterly basis. During the years ended December 31, 2015 and 2014, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a decline in our stock price leading to an extended period when our market capitalization is less than the book value of our net assets, or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. During the second quarter of 2015, we made certain changes to our management structure below our chief operating decision maker and, as a result of these changes, we determined that Society6, which had previously been included in our content and media reporting unit, should be combined with the Saatchi Art reporting unit to create a marketplaces reporting unit. A change in reporting units requires that goodwill be tested for impairment. Therefore, we performed an interim assessment of impairment of goodwill for the Saatchi Art reporting unit during the second quarter of 2015 and determined an impairment did not exist. As of December 31, 2015, we determined that we have two reporting units: content and media and marketplaces.

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

For the year ended December 31, 2014, due to unexpected revenue declines attributable to lower traffic and monetization yield on certain of our content and media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, we performed an interim assessment of impairment of the goodwill in our content and media reporting unit in the third quarter of 2014. Based on our analyses, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the content and media reporting unit and as a result, we determined that the implied fair value of the goodwill in the content and media reporting unit was zero. Accordingly, we recorded $232.3 million for the goodwill impairment charge in 2014.

For the year ended December 31, 2015, we performed our annual goodwill impairment test in the fourth quarter of the year, consistent with our existing accounting policy, and we determined that there was no impairment charge for the year ended December 31, 2015. As of December 31, 2015, there was $10.4 million of goodwill recorded in our marketplaces reporting unit. We may be required to record goodwill impairment charges in future periods.

Intangible Assets—Media Content

We capitalize the direct costs incurred to acquire our media content that is determined to embody a probable future economic benefit. Costs are recognized as finite-lived intangible assets based on their acquisition cost to us. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of websites on which our content resides. We generally acquire content when our internal systems and processes provide reasonable assurance that, given predicted consumer and advertiser demand relative to our predetermined cost to acquire the content, the content unit will generate revenue over its useful life that exceeds the cost of acquisition. In determining whether content embodies a probable future economic benefit required for asset capitalization, we make judgments and estimates including the forecasted number of visits and the advertising rates that the content will generate. These estimates and judgments take into consideration various inherent uncertainties including, but not limited to, total expected visits over the content’s useful life; the fact that our content creation and distribution model is evolving and may be impacted by competition and technological advancements; our ability to expand existing and enter into new distribution channels and applications for our content; and whether we will be able to generate similar economic returns from content in the future. Management has reviewed, and intends to regularly review, the operating performance of content in determining probable future economic benefits of our content.

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

We continue to perform evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in $3.4 million, $7.7 million and $3.1 million of related accelerated amortization expense in the years ended December 31, 2015, 2014 and 2013, respectively.

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

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on our operations and financial results. The results of discontinued operations are reported in discontinued operations in the consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

On August 1, 2014, we completed the Separation of Rightside from Demand Media, resulting in two independent, publicly traded companies. Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the years ended

December 31, 2014 and 2013.  We reclassified the following activity in our consolidated statements of operations from continuing operations to discontinued operations (in thousands):

	Year ended December 31,
	2014	2013
Service revenue	$107,721	$185,187

Service costs	92,588	143,607
Sales and marketing	5,632	10,170
Product and development	8,203	12,002
General and administrative	14,819	20,263
Amortization of intangible assets	4,243	7,890
Total operating expenses	125,485	193,932
Operating loss	(17,764)	(8,745)
Other income (expense), net	7,017	4,174
Loss before income taxes	$(10,747)	$(4,571)
Income tax expense	(461)	(1,385)
Net loss	$(11,208)	$(5,956)

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax (benefit) provision in the accompanying consolidated statements of operations. Our evaluations of uncertain tax positions are based upon their technical merits, and relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

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

Stock-based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service based vesting conditions, the fair value is estimated using the Black-Scholes-Merton option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options, restricted stock units and, in the past, restricted stock awards.

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

	Year ended December 31,
	2015	2014	2013
Revenue:
Service revenue	$77,254	$137,711	$195,269
Product revenue	48,715	34,718	14,142
Total revenue	125,969	172,429	209,411
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	37,289	43,325	51,274
Product costs	33,769	26,058	9,882
Sales and marketing(1)(2)	20,319	20,046	36,275
Product development(1)(2)	24,313	29,387	32,185
General and administrative(1)(2)	38,344	50,179	53,014
Goodwill impairment charge	—	232,270	—
Amortization of intangible assets	18,706	38,316	36,519
Total operating expenses	172,740	439,581	219,149
Loss from operations	(46,771)	(267,152)	(9,738)
Interest income	361	328	5
Interest expense	(143)	(4,692)	(1,642)
Other income, net	3,107	654	13
Loss from continuing operations before income taxes	(43,446)	(270,862)	(11,362)
Income tax (expense) benefit	(55)	14,713	(2,856)
Net loss from continuing operations	(43,501)	(256,149)	(14,218)
Net loss from discontinued operations(1)(2)	—	(11,208)	(5,956)
Net loss	$(43,501)	$(267,357)	$(20,174)

(1) Depreciation expense included in the above line items:
Service costs	$5,965	$6,798	$9,594
Sales and marketing	67	156	275
Product development	200	496	645
General and administrative	4,946	4,802	3,942
Discontinued operations	—	4,662	6,045
Total depreciation	$11,178	$16,914	$20,501

(2) Stock-based compensation included in the above line items:
Service costs	$1,084	$1,422	$2,420
Sales and marketing	588	683	3,823
Product development	1,836	4,745	3,835
General and administrative	4,054	12,016	12,525
Discontinued operations	—	2,949	4,781
Total stock-based compensation	$7,562	$21,815	$27,384

As a percentage of revenue:

	Year ended December 31,
	2015	2014	2013
Revenue:
Service revenue	61.3%	79.9%	93.2%
Product revenue	38.7%	20.1%	6.8%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	29.6%	25.1%	24.5%
Product costs	26.8%	15.1%	4.7%
Sales and marketing	16.1%	11.6%	17.3%
Product development	19.3%	17.0%	15.4%
General and administrative	30.4%	29.2%	25.4%
Goodwill impairment charge	—%	134.7%	—%
Amortization of intangible assets	14.9%	22.2%	17.4%
Total operating expenses	137.1%	254.9%	104.7%
Loss from operations	(37.1)%	(154.9)%	(4.7)%
Interest income	0.3%	0.2%	—%
Interest expense	(0.1)%	(2.8)%	(0.7)%
Other income, net	2.4%	0.4%	—%
Loss from continuing operations before income taxes	(34.5)%	(157.1)%	(5.4)%
Income tax (expense) benefit	—%	8.5%	(1.4)%
Net loss from continuing operations	(34.5)%	(148.6)%	(6.8)%
Net loss from discontinued operations	—%	(6.5)%	(2.8)%
Net loss	(34.5)%	(155.1)%	(9.6)%

Revenue

Revenue by service offering was as follows (in thousands):

	Year ended December 31,			% Change	% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
Content & Media	$73,814	$137,038	$195,080	(46)%	(30)%
Marketplaces	52,155	35,391	14,331	47%	147%
Total revenue	$125,969	$172,429	$209,411	(27)%	(18)%

Content & Media Revenue

Content & Media revenue decreased by $63.2 million, or 46%, to $73.8 million for the year ended December 31, 2015, as compared to $137.0 million for the year ended December 31, 2014. Visits decreased by 16% to 3,374 million visits in the year ended December 31, 2015 from 4,004 million visits in the year ended December 31, 2014 driven by significant declines in desktop visits across all of our media properties, in part due to management’s decision to remove over two million articles on eHow and Livestrong.com. These declines were partially offset by mobile visit growth across most of our media properties. RPV decreased by 36%, to $21.87 in the year ended December 31, 2015 from $34.22 in the year ended December 31, 2014, primarily due to lower ad monetization yields and a shift to a higher mix of mobile traffic with lower RPV than desktop visits. In addition, the disposition of our Pluck business in the first quarter of 2015 contributed approximately $8.2 million to the decrease in revenue.

Content & Media revenue decreased by $58.0 million, or 30%, to $137.0 million for the year ended December 31, 2014, as compared to $195.1 million for the year ended December 31, 2013. Visits decreased by 1% to 4,004 million visits in the year ended December 31, 2014 from 4,032 million visits in the year ended December 31, 2013 primarily due to declines in desktop visits from eHow, Cracked and Livestrong.com, largely offset by mobile visit growth across most of our media properties and desktop visit growth from our international websites and customer web pages hosted by our content channel services. RPV decreased by 29%, to $34.22 in the year ended December 31, 2014 from $48.39 in the year ended December 31, 2013, primarily due to lower ad monetization yields from cost-per-click advertising, a reduction in higher yielding direct sold display advertising, and a mix shift to lower ad monetizing visits from mobile and international users.

Marketplaces Revenue

Marketplaces revenue increased by $16.8 million, or 47%, to $52.2 million for the year ended December 31, 2015, as compared to $35.4 million for the year ended December 31, 2014. The number of transactions increased 29% to 925,111 in the year ended December 31, 2015 from 715,343 in the prior year period, driven primarily by new product introductions, increased conversion of visits to purchases, and traffic growth on Society6. Average revenue per transaction was $56.38 for the year ended December 31, 2015, increasing by 14% as compared to $49.47 in the prior year period due primarily to a shift towards higher priced items on Society6, as well as the addition of Saatchi Art in August 2014, which has significantly higher average revenue per transaction.

Marketplaces revenue increased by $21.1 million, or 147%,  to $35.4 million for the year ended December 31, 2014, as compared to $14.3 million for the year ended December 31, 2013. The number of transactions increased 158% to 715,343 in the year ended December 31, 2014 from 277,442 in the prior year period, driven primarily by a full year of results for Society6, which we acquired in June 2013. Average revenue per transaction was $49.47 for the year ended December 31, 2014, decreasing by 4% as compared to $51.65 in the prior year period due to a mix shift that includes lower priced product offerings on Society6.

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Year ended December 31,			% Change	% Change
	2015	2014	2013	2015	2014
Service costs (exclusive of amortization of intangible assets)	$37,289	$43,325	$51,274	(14.0)%	(16.0)%
Product costs	33,769	26,058	9,882	30.0%	164.0%
Sales and marketing	20,319	20,046	36,275	1.0%	(45.0)%
Product development	24,313	29,387	32,185	(17.0)%	(9.0)%
General and administrative	38,344	50,179	53,014	(24.0)%	(5.0)%
Goodwill impairment charge	—	232,270	—	(100.0)%	100.0%
Amortization of intangible assets	18,706	38,316	36,519	(51.0)%	5.0%

Service Costs

Service costs for the year ended December 31, 2015 decreased by approximately $6.0 million, or 14%, to $37.3 million compared to $43.3 million for the year ended December 31, 2014.  The decrease in service costs was primarily due to decreases of $2.1 million in information technology expense, $2.0 million in personnel related costs, including stock-based compensation expense, $0.9 million in traffic acquisition costs, $0.8 million in depreciation expense, $0.6 million in ad serving costs, $0.6 million related to newly created content and content renovation, and $0.6 million in consulting expense. The decrease in information technology expense was primarily related to the disposition of our Pluck business and a reduction in colocation, bandwidth and other support costs. These factors were partially offset by a $1.5 million increase in cost of services related to Saatchi Art.

Service costs for the year ended December 31, 2014 decreased by approximately $7.9 million, or 16%, to $43.3 million compared to $51.3 million for the year ended December 31, 2013.  The decrease in service costs was primarily due to decreases of $2.8 million in depreciation expense, $2.4 million in ad serving costs, $1.8 million in traffic acquisition costs, $1.7 million related to newly created content, $1.0 million in personnel related costs, including stock-based compensation expense, and $0.1 million in information technology expense. These factors were partially offset by a $1.9 million increase in content remediation related expenses.

Product Costs

Product costs for the year ended December 31, 2015 increased by $7.7 million, or 30%, to $33.8 million compared to product costs of $26.1 million for the year ended December 31, 2014, primarily due to increased costs related to the higher volume of products sold on Society6.

Product costs for the year ended December 31, 2014 increased by $16.2 million, or 164%, to $26.1 million compared to product costs of $9.9 million for the year ended December 31, 2013, primarily due to increased costs related to the higher volume of products sold on Society6.  The year ended December 31, 2014 represented our first full year of product costs related to Society6, which was acquired in June 2013.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million, or 1%, to $20.3 million for the year ended December 31, 2015 from $20.0 million for the year ended December 31, 2014.  The increase in expense was driven by a $2.4 million increase in marketing expenses from Society6 and studioD, partially offset by decreases in personnel related costs, including stock-based compensation expense, of $1.7 million and consulting expenses of $0.4 million.

Sales and marketing expenses decreased by $16.2 million, or 45%, to $20.0 million for the year ended December 31, 2014 from $36.3 million for the year ended December 31, 2013.  The decrease was driven by a $13.1 million decrease in personnel related costs, including stock-based compensation expense, primarily due to our shift away from direct advertising sales, a $2.6 million reduction in marketing and branding activities, and a $0.5 million decrease in software licensing fees.

Product Development

Product development expenses decreased by $5.1 million, or 17%, to $24.3 million for the year ended December 31, 2015 compared to $29.4 million for the year ended December 31, 2014.  The decrease was driven by a $4.8 million reduction in personnel related costs, including stock-based compensation expense, and a $0.3 million decrease in depreciation expense.

Product development expenses decreased by $2.8 million, or 9%, to $29.4 million for the year ended December 31, 2014 compared to $32.2 million for the year ended December 31, 2013.  The decrease was driven by a $2.5 million reduction in personnel related costs, including stock-based compensation expense, as well as a $0.3 million decrease in consulting expense.

General and Administrative

General and administrative expenses decreased by $11.8 million, or 24%, to $38.3 million for the year ended December 31, 2015 compared to $50.2 million for the year ended December 31, 2014.  The decrease was primarily due to decreases of $9.3 million in personnel and related costs, including stock-based compensation expense, $1.4 million in legal and audit fees, $0.5 million in facilities costs, and $0.2 million in taxes and insurance costs.

General and administrative expenses decreased by $2.8 million, or 5%, to $50.2 million for the year ended December 31, 2014 compared to $53.0 million for the year ended December 31, 2013.  The decrease was primarily due to decreases of $2.3 million in facilities and related costs, $1.2 million in personnel and related costs, including stock-

based compensation expense, and $0.4 million in consulting costs, partially offset by an increase of $0.9 million in depreciation expense.

Severance Costs

In the year ended December 31, 2015, we implemented a number of initiatives to improve operating efficiency, including targeted reductions in force in areas where our business model shifted during the year. For the year ended December 31, 2015, we incurred $2.2 million in severance costs primarily related to certain workforce reduction actions that occurred during the year. These severance costs were recognized in the consolidated statements of operations for the year ended December 31, 2015 as follows: $1.1 million in product development costs, $0.6 million in service costs, $0.4 million in general and administrative costs, and $0.1 million in sales and marketing costs. Severance costs include severance pay, the provision of certain extended employee benefits, and employer taxes. As of December 31, 2015, there was $0.5 million of accrued severance costs included in accrued expenses and other current liabilities in the consolidated balance sheet. We will incur additional severance costs currently estimated to be $0.2 million over the applicable retention periods, which extend through the first quarter of 2016.

Amortization of Intangibles

Amortization expense for the year ended December 31, 2015 decreased by $19.6 million, or 51%, to $18.7 million compared to $38.3 million for the year ended December 31, 2014. The decrease is primarily due to the removal of certain content units from our media properties in the fourth quarter of 2014 and the disposition of certain intangible assets in connection with the sales of our Pluck business in the first quarter of 2015 and our Creativebug and CoveritLive businesses in the third quarter of 2014, offset by an increase in amortization expense from intangible assets acquired from the Saatchi Art acquisition in the third quarter of 2014.

Amortization expense for the year ended December 31, 2014 increased by $1.8 million, or 5%, to $38.3 million compared to $36.5 million for the year ended December 31, 2013. The increase is primarily due to additional amortization expense from intangible assets acquired from the Society6 acquisition in 2013, as well as an increase in accelerated amortization expense due to our content remediation efforts initiated in the fourth quarter of 2014, partially offset by lower amortization expense of media content due to our removal of certain content units in the fourth quarter of 2013, and reduced amortization due to the disposition of certain intangible assets in connection with certain business disposals.

Goodwill Impairment Charge

We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2015, and based on the results of the annual impairment test there was no goodwill impairment charge for the year ended December 31, 2015.

For the year ended December 31, 2014, due to unexpected revenue declines attributable to lower traffic and monetization yield on certain of our content and media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, we performed an interim assessment of impairment of the goodwill in our content and media reporting unit in the third quarter of 2014. Based on our analyses, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the content and media reporting unit and that the implied fair value of the goodwill in the content and media reporting unit was zero. Accordingly, we recorded a $232.3 million goodwill impairment charge in the year ended December 31, 2014.

Interest Income (Expense), Net

Net interest income was approximately $0.2 million for the year ended December 31, 2015, primarily related to interest income paid to us on the promissory note we received as part of the consideration for our sale of CoveritLive in July 2014.

Net interest expense was $4.4 million for the year ended December 31, 2014, an increase of $2.8 million from $1.6 million in the same period in 2013. The increase was primarily due to an increased balance outstanding under our previous credit facility and a $1.7 million write-off of debt issuance costs associated with terminating our credit facility in November 2014.

Other Income (Expense), Net

Net other income for the year ended December 31, 2015 increased by $2.4 million to $3.1 million compared to $0.7 million for the year ended December 31, 2014, primarily due to the gain on sale of our Pluck business.

Net other income for the year ended December 31, 2014 increased by $0.6 million compared to the year ended December 31, 2013, primarily due to a $0.8 million gain on sale from dispositions during the 2014 period.

Income Tax Benefit (Expense)

During the year ended December 31, 2015, we recorded an income tax expense of $0.1 million compared to an income tax benefit of $14.7 million during the year ended December 31, 2014. The change was primarily due to the tax effect arising from the impairment of goodwill and its impact on our valuation allowance for the year ended December 31, 2014. Income tax expense for the year ended December 31, 2015 is primarily related to minimal state and foreign income tax expenses.

During the year ended December 31, 2014, we recorded an income tax benefit of $14.7 million compared to an income tax expense of $2.9 million during the year ended December 31, 2013, representing a $17.6 million decrease. The decrease was primarily due to a reduction of tax amortization of goodwill from the impairment of goodwill and its impact on our valuation allowance.

Selected Quarterly Financial Data

The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2015 and 2014, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014	2015	2015	2015(2)	2015
	(In thousands, except per share data)
	Unaudited
Revenue:
Service revenue	$38,264	$36,397	$33,712	$29,338	$23,225	$20,067	$16,755	$17,207
Product revenue	6,792	6,680	7,603	13,643	9,985	9,701	11,750	17,279
Total revenue	$45,056	$43,077	$41,315	$42,981	$33,210	$29,768	$28,505	$34,486

Loss from operations	$(5,708)	$(5,215)	$(239,316)	$(16,913)	$(9,663)	$(14,527)	$(13,967)	$(8,614)

Net loss from continuing operations	$(8,946)	$(6,440)	$(222,533)	$(18,230)	$(6,749)	$(14,408)	$(13,805)	$(8,539)
Net loss from discontinued operations	(2,010)	(7,892)	(1,306)	—	—	—	—	—
Net loss	$(10,956)	$(14,332)	$(223,839)	$(18,230)	$(6,749)	$(14,408)	$(13,805)	$(8,539)

Earnings per share - basic and diluted(1)
Net loss from continuing operations	$(0.49)	$(0.35)	$(11.62)	$(0.93)	$(0.34)	$(0.73)	$(0.69)	$(0.42)
Net loss from discontinued operations	(0.11)	(0.43)	(0.07)	—	—	—	—	—
Net loss	$(0.60)	$(0.78)	$(11.69)	$(0.93)	$(0.34)	$(0.73)	$(0.69)	$(0.42)

Weighted average number of shares - basic and diluted	18,171	18,286	19,151	19,622	19,773	19,841	20,021	20,114

(1)	For a description of the method used to compute our basic and diluted net income (loss) per share, refer to note 7 in Part II, Item 6, “Selected Financial Data.”
(2)

During the quarter ended September 30, 2015, we identified through our internal processes that our property and equipment, net was overstated because certain capitalized internally developed software costs had not been placed into service and certain write-offs were not identified on a timely basis. As such, during the quarter ended September 30, 2015, we recorded an out of period adjustment which increased depreciation by $0.6 million and decreased “Other income, net” by $0.5 million.

Seasonality of Quarterly Results

Our Content & Media service offering is affected by seasonal fluctuations in internet usage and our Marketplaces service offering is affected by traditional retail seasonality as well as seasonal fluctuations in internet usage. Internet usage generally slows during the summer months while our marketplaces generally experience increased sales activity during the fourth quarter holiday season. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

Liquidity and Capital Resources

As of December 31, 2015, we had $38.6 million of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents, as well as the cash we generate from our operations. Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our previous credit facilities. In November 2014, we repaid all outstanding amounts under our previous credit facility and terminated that facility, and we do not currently have an available line of credit. We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a new credit facility, selling certain assets or issuing equity, equity-related or debt securities. Our shelf registration statement previously filed with the SEC expired in October 2015.

Since our inception, we have used significant cash to make strategic acquisitions to grow our business, including the acquisitions of Society6 in June 2013 and Saatchi Art in August 2014. A portion of the purchase price for Society6 was held back by us to secure any post-closing indemnification obligations and/or post-closing adjustments to the purchase price, and in July 2015, we paid $7.4 million in cash and issued an additional 122,638 shares of our common stock to the sellers of Society6 following the expiration of the indemnification holdback period. We have also generated cash since July 2014 by disposing of certain businesses. In July 2014, we sold our Creativebug business for $10.0 million in cash, $1.0 million of which was initially held in escrow and released to us in July 2015. In July 2014, we also sold our CoveritLive social media business for $4.5 million in cash and a promissory note with a principal amount of $5.6 million, originally due in full by July 2016. In September 2015, we agreed to an early repayment of the promissory note and received $5.1 million in cash, plus accrued and unpaid interest, which satisfied all amounts owed to us under the promissory note. In addition, in February 2015 we sold our Pluck social media business for $3.8 million in cash after working capital adjustments. During the year ended December 31, 2015, we also sold certain non-core niche online properties for a total of $1.2 million. We may make further acquisitions and dispositions in the future.

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

	Year ended December,
	2015	2014	2013
Net cash (used in) provided by operating activities	$(8,438)	$34,661	$76,163
Net cash provided by (used in) investing activities	$7,089	$(14,921)	$(114,535)
Net cash (used in) provided by financing activities	$(7,886)	$(125,418)	$89,030

Cash Flow from Operating Activities

Year ended December 31, 2015

Net cash used in operating activities in the year ended December 31, 2015 was $8.4 million, a decrease of $43.1 million compared to the year ended December 31, 2014. Our net loss during the period was $43.5 million, which included non-cash charges of $37.4 million related to depreciation, amortization and stock-based compensation, partially offset by gains on disposals of $3.2 million. Cash flow from operating activities was also impacted by a decrease in our working capital, including changes in accounts receivable, prepaid expenses and deferred revenue of $5.0 million, offset in part by changes in accounts payable, accrued expenses and other long-term assets of $4.1 million. The decrease in our deferred revenue was primarily due to the sale of our Pluck social media business and the sale of other non-core niche media properties during the period. The changes in our accounts receivable and accounts payable were primarily due to the timing of payments and collections.

Year ended December 31, 2014

Net cash provided by operating activities in the year ended December 31, 2014 was $34.7 million, a decrease of $41.5 million compared to the prior year. Our net loss during the period was $267.4 million, which included non-cash charges of $232.3 million for goodwill impairment and $82.9 million related to depreciation, amortization, stock-based compensation and debt extinguishment, partially offset by deferred taxes, gain on disposals of businesses and properties, gain on other assets, net and other totaling $22.6 million. Cash flow from operating activities was also impacted by a decrease in our working capital, including changes in accounts receivable and deferred revenue of $22.8 million, offset in part by changes in accounts payable, accrued expenses, deferred registration costs, other long-term assets and deposits with registries of $13.3 million. The increase in our deferred revenue was primarily due to growth in our former registrar service during the period. The decrease in accrued expenses is reflective of increases in amounts due to certain vendors and our employees resulting from growth in our business, while the changes in our accounts receivable and accounts payable were primarily due to the timing of payments and collections.

Year ended December 31, 2013

Net cash provided by operating activities in the year ended December 31, 2013 was $76.2 million, a decrease of $14.8 million compared to the prior year. Our net loss during the period was $20.2 million, which included non-cash charges of $96.2 million related to depreciation, amortization, stock-based compensation, and deferred taxes, partially offset by gain on other assets, net and other of $5.1 million. Cash flow from operating activities was also impacted by an increase in our working capital, including changes in accounts receivable, deferred revenue and accounts payable of $24.8 million, offset in part by changes in prepaid expenses and other current assets, accrued expenses, other long-term assets, deferred registration costs, and deposits with registries of $19.6 million. The increases in our deferred revenue and deferred registration costs were primarily due to growth in our former registrar business during the period, while the decrease in our accounts receivable balances was primarily due to timing of collections.

Cash Flow from Investing Activities

Year ended December 31, 2015

Net cash provided by investing activities was $7.1 million for the year ended December 31, 2015. Cash provided by investing activities for the year ended December 31, 2015 included $5.1 million total from the sales of our Pluck business and certain niche media properties, $5.1 million from the early repayment of a promissory note to us, $1.0 million received from a disposition holdback and $0.7 million from restricted deposits.   Cash used in investing activities for the year ended December 31, 2015 related to investments of $4.7 million in property and equipment, primarily comprised of investments in servers and IT equipment, fixtures and fittings, leasehold improvements and internally developed software, and investments of $0.1 million in intangible assets, primarily comprised of media content.

Year ended December 31, 2014

Net cash used in investing activities was $14.9 million for the year ended December 31, 2014, and included investments of $8.9 million in property and equipment, primarily comprised of servers and IT equipment, fixtures and fittings, leasehold improvements and internally developed software, and investments of $5.7 million in intangible assets, primarily composed of media content. Cash flows from investing activities for the year ended December 31, 2014 also included cash inflows of $13.7 million from the sales of businesses, including Creativebug and CoveritLive, as well as outflows of $2.2 million as partial consideration to acquire Saatchi Art, and $3.1 million of restricted cash comprised of a $1.7 million holdback amount paid by us as part of the Saatchi Art consideration and $1.4 million for a standby letter of credit we cash collateralized in connection with the payment arrangement for our Santa Monica office lease. In connection with our former domain name business, we made net payments for gTLD applications of $15.8 million and received cash proceeds of $6.1 million from the withdrawals of our interest in certain gTLD applications during the year ended December 31, 2014.

Year ended December 31, 2013

Net cash used in investing activities was $114.5 million during the year ended December 31, 2013, and included $73.6 million of cash paid as partial consideration to acquire Society6 and Creativebug, investments of $16.8 million in intangible assets, primarily comprised of media content, and investments of $26.7 million in property and equipment, primarily comprised of servers and IT equipment, fixtures and fittings, leasehold improvements and internally developed software. In connection with our former domain name business, we made net payments for gTLD applications of $3.9 million and received cash proceeds of $5.6 million from the withdrawals of our interest in certain gTLD applications during the year ended December 31, 2013.

Cash Flow from Financing Activities

Year ended December 31, 2015

Net cash used in financing activities was $7.9 million during the year ended December 31, 2015, primarily comprised of $7.6 million of cash paid for acquisition holdbacks from prior year acquisitions and $0.7 million of costs related to net taxes paid on exercises of employee stock options and vesting of restricted stock units. We received proceeds of $0.5 million from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan during the year ended December 31, 2015.

Year ended December 31, 2014

Net cash used in financing activities was $125.4 million during the year ended December 31, 2014, primarily comprised of $96.3 million used to repay all amounts outstanding under our previous credit facility and $24.1 million used to capitalize Rightside in connection with the Separation. We also used $1.9 million during the year ended December 31, 2014 to fund acquisition holdbacks related to our acquisitions of Name.com, Creativebug and Society6.  During the year ended December 31, 2014, we also incurred $2.9 million of costs related to net taxes paid on employee stock options exercises and restricted stock units vesting and we received proceeds of $0.5 million from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan.

Year ended December 31, 2013

Net cash provided by financing activities was $89.0 million during the year ended December 31, 2013, primarily comprised of net borrowings of $96.3 million under our previous credit facility, partially offset by debt issuance costs of $1.9 million incurred related to the credit facility. During the year ended December 31, 2013, we received proceeds of $4.7 million from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan, and we incurred $4.6 million of costs related to net taxes paid on employee stock options exercises and restricted stock units vesting. In addition, we repurchased 0.6 million shares of common stock under our share repurchase plan at a cost of $4.8 million during the year ended December 31, 2013.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2015,  2014 and 2013, we used $4.7 million, $8.9 million and $26.7 million, respectively, in cash to fund capital expenditures to create internally developed software, fund leasehold improvements and purchase servers, IT equipment and fixtures and fittings. We currently anticipate making capital expenditures between $4.0 million and $8.0 million during the year ending December 31, 2016.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2015 (in thousands):

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Operating lease obligations	$2,033	$5,582	$1,509	$—	$9,124
Total contractual obligations	$2,033	$5,582	$1,509	$—	$9,124

Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various operating leases that have non-cancelable periods ending between February 2018 and February 2020.

At December 31, 2015, we had a cash collateralized standby letter of credit for approximately $1.2 million associated with one of our leases.

Indemnifications

In the normal course of business, we have provided certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of Delaware, indemnifications related to our lease agreements and indemnifications to sellers or buyers in connection with acquisitions and dispositions, respectively. In addition, our advertiser, content creation and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities.

Recent Accounting Pronouncements

See Note 2 of our Notes to Consolidated Financial Statements included in Part III, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

Concentrations of Credit Risk

As of December 31, 2015, our cash and cash equivalents were maintained primarily with six major U.S. financial institutions and three foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Advertising network partners that accounted for more than 10% of our consolidated accounts receivable balance were as follows:

	Year ended December 31,
	2015	2014
Google, Inc.	26%	42%

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2015, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders (the “2016 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

Item 11.Executive Compensation

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)Financial Statements:

The following consolidated financial statements are included in this Annual Report on Form 10-K on the pages indicated:

(b)Exhibits:

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Annual Report on Form 10-K, which Exhibit Index is incorporated herein by reference.

(c)Financial Statement Schedule:

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
SEAN MORIARTY
Chief Executive Officer

Date: March 1, 2016

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean Moriarty, Rachel Glaser and Daniel Weinrot, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, solely for the purposes of filing any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SEAN MORIARTY	Chief Executive Officer and Director	March 1, 2016
Sean Moriarty	(Principal Executive Officer)

/S/ RACHEL GLASER	Chief Financial Officer	March 1, 2016
Rachel Glaser	(Principal Financial Officer)

/S/ WENDY VOONG	Chief Accounting Officer	March 1, 2016
Wendy Voong	(Principal Accounting Officer)

/S/ JAMES QUANDT	Chairman of the Board	March 1, 2016
James Quandt

/S/ FREDRIC W. HARMAN	Director	March 1, 2016
Fredric W. Harman

/S/ JOHN A. HAWKINS	Director	March 1, 2016
John A. Hawkins

/S/ VICTOR E. PARKER	Director	March 1, 2016
Victor E. Parker

/S/ BRIAN REGAN	Director	March 1, 2016
Brian Regan /S/ MITCHELL STERN	Director	March 1, 2016
Mitchell Stern

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Demand Media, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Demand Media, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 1, 2016

Demand Media, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$38,570	$47,820
Accounts receivable, net	10,469	14,504
Prepaid expenses and other current assets	4,989	7,447
Total current assets	54,028	69,771
Property and equipment, net	14,568	22,836
Intangible assets, net	21,332	40,535
Goodwill	10,358	10,358
Other assets	1,173	6,055
Total assets	$101,459	$149,555
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,973	$4,762
Accrued expenses and other current liabilities	15,169	24,225
Deferred revenue	2,933	3,569
Total current liabilities	20,075	32,556
Deferred tax liability	551	334
Other liabilities	1,713	1,823
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 20,956 issued and 20,154 shares outstanding at December 31, 2015 and 20,543 issued and 19,741 shares outstanding at December 31, 2014	2	2
Additional paid-in capital	505,603	497,809
Accumulated other comprehensive loss	(91)	(76)
Treasury stock at cost, 802 at December 31, 2015 and December 31, 2014, respectively	(30,767)	(30,767)
Accumulated deficit	(395,627)	(352,126)
Total stockholders’ equity	79,120	114,842
Total liabilities and stockholders’ equity	$101,459	$149,555

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenue:
Service revenue	$77,254	$137,711	$195,269
Product revenue	48,715	34,718	14,142
Total revenue	125,969	172,429	209,411
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	37,289	43,325	51,274
Product costs	33,769	26,058	9,882
Sales and marketing	20,319	20,046	36,275
Product development	24,313	29,387	32,185
General and administrative	38,344	50,179	53,014
Goodwill impairment charge	—	232,270	—
Amortization of intangible assets	18,706	38,316	36,519
Total operating expenses	172,740	439,581	219,149
Loss from operations	(46,771)	(267,152)	(9,738)
Interest income	361	328	5
Interest expense	(143)	(4,692)	(1,642)
Other income, net	3,107	654	13
Loss from continuing operations before income taxes	(43,446)	(270,862)	(11,362)
Income tax (expense) benefit	(55)	14,713	(2,856)
Net loss from continuing operations	(43,501)	(256,149)	(14,218)
Net loss from discontinued operations	—	(11,208)	(5,956)
Net loss	$(43,501)	$(267,357)	$(20,174)

Earnings (Loss) per share - basic and diluted
Net loss from continuing operations	$(2.18)	$(13.66)	$(0.80)
Net loss from discontinued operations	—	(0.60)	(0.34)
Net loss per share	$(2.18)	$(14.26)	$(1.14)

Weighted average number of shares - basic and diluted	19,938	18,745	17,707

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(43,501)	$(267,357)	$(20,174)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(15)	(13)	(75)
Unrealized gain on marketable securities available-for-sale, net of tax expense of ($344)	—	—	562
Realized gain on marketable securities available-for-sale, net of tax expense of $344	—	(565)	—
Other comprehensive income (loss), net of tax:	(15)	(578)	487
Comprehensive loss	$(43,516)	$(267,935)	$(19,687)

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2012	17,386	$11	$562,692	$(25,932)	$15	$(64,595)	$472,191
Issuance of stock under employee stock awards and other, net	452	—	7,059	—	—	—	7,059
Stock option windfall tax benefits	—	—	88	—	—	—	88
Stock-based compensation expense	—	—	24,908	—	—	—	24,908
Unrealized gain on marketable securities	—	—	—	—	562	—	562
Issuance of common stock for acquisitions	416	—	16,281	—	—	—	16,281
Repurchase of common stock to be held in treasury	(112)	—	—	(4,835)	—	—	(4,835)
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	—	(20,174)	(20,174)
Balance at December 31, 2013	18,142	$11	$611,028	$(30,767)	$502	$(84,769)	$496,005
Issuance of stock under employee stock awards and other, net	549	—	344	—	—	—	344
Stock-based compensation expense	—	—	20,202	—	—	—	20,202
Issuance of common stock for acquisitions	1,050	—	10,258	—	—	—	10,258
Spin-off of Rightside Group, Ltd.	—	—	(144,032)	—	—	—	(144,032)
Reverse stock split	—	(9)	9	—	—	—	—
Realized gain on marketable securities	—	—	—	—	(565)	—	(565)
Foreign currency translation adjustment	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	(267,357)	(267,357)
Balance at December 31, 2014	19,741	$2	$497,809	$(30,767)	$(76)	$(352,126)	$114,842
Issuance of stock under employee stock awards and other, net	290	—	464	—	—	—	464
Issuance of stock for acquisition holdback	123	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,330	—	—	—	7,330
Foreign currency translation adjustment	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	(43,501)	(43,501)
Balance at December 31, 2015	20,154	$2	$505,603	$(30,767)	$(91)	$(395,627)	$79,120

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(43,501)	$(267,357)	$(20,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,884	59,473	64,910
Deferred income taxes	—	(14,409)	3,901
Stock-based compensation	7,562	21,815	27,384
Goodwill impairment charge	—	232,270	—
Gain on disposal of businesses and properties	(3,156)	(795)	—
Gain on other assets, net	—	(5,745)	(4,232)
Extinguishment of debt	—	1,656	—
Other	(105)	(1,650)	(861)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	3,840	10,844	12,393
Prepaid expenses and other current assets	917	(145)	(375)
Deferred registration costs	—	(8,876)	(9,780)
Deposits with registries	—	(259)	(914)
Other long-term assets	(131)	(585)	(2,572)
Accounts payable	(2,794)	(2,192)	2,973
Accrued expenses and other liabilities	(1,177)	(1,341)	(5,960)
Deferred revenue	223	11,957	9,470
Net cash (used in) provided by operating activities	(8,438)	34,661	76,163
Cash flows from investing activities
Purchases of property and equipment	(4,732)	(8,918)	(26,746)
Purchases of intangible assets	(87)	(5,688)	(16,772)
Payments for gTLD applications	—	(15,829)	(3,949)
Proceeds from gTLD withdrawals, net	—	6,105	5,616
Cash received from disposal of businesses and properties, net of cash disposed	5,071	13,696	—
Cash received from early repayment of promissory note	5,100	—	—
Cash received from disposition holdback	998	—	—
Cash paid for acquisitions, net of cash acquired	(58)	(2,240)	(73,626)
Restricted deposits	671	(3,064)	—
Other	126	1,017	942
Net cash provided by (used in) investing activities	7,089	(14,921)	(114,535)
Cash flows from financing activities
Long-term debt borrowings	—	—	96,250
Long-term debt repayments	—	(96,250)	—
Proceeds from exercises of stock options and contributions to ESPP	464	478	4,746
Repurchases of common stock	—	—	(4,835)
Debt issuance costs	—	—	(1,936)
Net taxes paid on restricted stock units and options exercised	(668)	(2,902)	(4,576)
Cash paid for acquisition holdback	(7,561)	(1,945)	—
Cash distribution related to spin-off	—	(24,145)	—
Other	(121)	(654)	(619)
Net cash (used in) provided by financing activities	(7,886)	(125,418)	89,030
Effect of foreign currency on cash and cash equivalents	(15)	(13)	(80)
Change in cash and cash equivalents	(9,250)	(105,691)	50,578
Cash and cash equivalents, beginning of period	47,820	153,511	102,933
Cash and cash equivalents, end of period	$38,570	$47,820	$153,511

Supplemental disclosure of cash flows
Cash paid for interest	$143	$2,296	$849
Cash paid for taxes	$116	$104	$99
Stock issued for acquisitions	$731	$10,258	$16,281
Holdback liability related to acquisitions	$—	$1,700	$8,247
Note receivable related to disposal of a business	$—	$4,946	$—

The accompanying notes are an integral part of these consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Company Background and Overview

Demand Media, Inc. (“Demand Media” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified Internet company that builds platforms across its media and marketplaces properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two service offerings: Content & Media and Marketplaces.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from Demand Media, Inc., resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates the domain name services business, while we continue to own and operate our Content & Media and Marketplaces businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5, reverse stock split with respect to all of our outstanding and treasury shares of common stock, which is reflected retrospectively throughout the consolidated financial statements.

Content & Media

Our Content & Media service offering includes our leading owned and operated online properties that publish media content, including text articles, videos, photographs and designed visual formats. This content is published across several key categories on eHow.com (“eHow”), a do-it-yourself and how-to reference destination; Livestrong.com, a health and healthy living destination; Cracked.com (“Cracked”), a humor site offering original and engaging comedy-driven video series, text articles and blogs; and certain niche properties focused on specific interests. Additionally, our studioD business develops and executes content marketing strategies and creates custom content for third-party brands, advertisers and publishers.

Marketplaces

Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on art prints, phone and tablet cases, t-shirts, throw pillows and other consumer and home décor products. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

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

The financial results of Rightside are presented as discontinued operations in our accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013. Our statements of cash flows are presented on a combined basis, including continuing and discontinued operations. Unless it is otherwise disclosed, all other disclosures in our consolidated financial statements are related to our continuing operations.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, investments in equity interests, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of our assets and liabilities.

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

The cost of marketable securities sold is based upon the specific accounting method used. Any realized gains or losses on the sale of equity investments are reflected as a component of interest income or expense. For the year ended December 31, 2013, unrealized gains on marketable securities available-for-sale was $0.9 million. During the first quarter of 2014, we sold all of these marketable securities, resulting in a reclassification from other comprehensive income of $0.9 million of unrealized gains on marketable securities, which is recorded in discontinued operations. The sale of these marketable securities resulted in total realized gains of $1.4 million for the year ended December 31, 2014, which included in discontinued operations.

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

Social Media Services. Prior to the sale of our Pluck social media business, we configured, hosted, and maintained our platform for social media services under private-labeled versions of software for commercial customers. We earned revenue from our social media services through recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. Due to the fact that social media services customers had no contractual right to take possession of our private-labeled software, we accounted for our social media services revenue as service arrangements. Social media services revenue was recognized when persuasive evidence of an arrangement existed, delivery of the service had occurred and no significant obligations remained, the selling price was fixed or determinable, and collectability was reasonably assured. In February 2015, we sold our Pluck social media business and we no longer provide any social media services. The consideration we received for Pluck was a $3.8 million cash payment after working capital adjustments, resulting in a gain of $2.1 million, which is recorded in other income, net.

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

Accounts Receivable

Accounts receivable primarily consist of amounts due from:

•

Third parties who provide advertising services to our owned and operated websites in exchange for a share of the underlying advertising revenue. Accounts receivable from third parties are recorded as the amount of the revenue share as reported to us by the advertising networks and are generally due within 30 to 60 days from the month-end in which the invoice is generated;

•

Third party brands, publishers, and advertisers who engage us to create and publish content in a wide variety of formats including text articles and blogs, videos, original photography, slideshows, and infographics. Content sales accounts receivable are generally due within 30 to 60 days;

•

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

•

Customers who syndicate our content over their websites in exchange for a share of related advertising revenue. Accounts receivable from these customers are recorded as the revenue share as reported by the underlying customers and are generally due within 30 days.

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

The allowance for doubtful account activity is as follows (in thousands):

	Balance at	Charged to		Balance at
	beginning of	costs and	Write-offs, net	end of
	period	expenses	of recoveries	period
December 31, 2015	$218	$52	$(73)	$197
December 31, 2014	$340	$—	$(122)	$218
December 31, 2013	$369	$61	$(90)	$340

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers before we have met all four criteria for the recognition of revenue. Deferred revenue includes payments received from sales of our products on Society6 prior to delivery of such products; payments made for original art and prints sold via Saatchi Art that are collected prior to the completion of the return period; amounts billed to custom content customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered.

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

 Intangible Assets — Media Content

We capitalize the direct costs incurred to acquire our media content that is determined to embody a probable future economic benefit. Costs are recognized as finite-lived intangible assets based on their acquisition cost to us. All costs incurred to deploy and publish content are expensed as incurred, including the costs incurred for the ongoing maintenance of websites on which our content resides. We generally acquire content when our internal systems and processes provide reasonable assurance that, given predicted consumer and advertiser demand relative to our predetermined cost to acquire the content, the content unit will generate revenue over its useful life that exceeds the cost of acquisition. In determining whether content embodies a probable future economic benefit required for asset capitalization, we make judgments and estimates including the forecasted number of visits and the advertising rates that the content will generate. These estimates and judgments take into consideration various inherent uncertainties including, but not limited to, total expected visits over the content’s useful life; the fact that our content creation and distribution model is evolving and may be impacted by competition and technological advancements; our ability to expand existing and enter into new distribution channels and applications for our content; and whether we will be able to generate similar economic returns from content in the future. Management has reviewed, and intends to regularly review, the operating performance of content in determining probable future economic benefits of our content.

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

We continue to perform evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in $3.4 million, $7.7 million and $3.1 million of related accelerated amortization expense in the years ended December 31, 2015, 2014 and 2013, respectively.

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

Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We did not recognize any impairment loss for long-lived assets for the year ended December 31, 2015. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. During the second quarter of 2015, we made certain changes to our management structure below our chief operating decision maker and, as a result of these changes, we determined that Society6, which had previously been included in our content and media reporting unit, should be combined with the Saatchi Art reporting unit to create a marketplaces reporting unit. As a result of these changes we determined that we have two reporting units as of December 31, 2015. A change in reporting units requires that goodwill be tested for impairment. Therefore, we performed an interim assessment of impairment of goodwill for the Saatchi Art reporting unit during the second quarter of 2015 and determined an impairment did not exist. As of December 31, 2015, we determined that we have two reporting units: content and media and marketplaces.

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

For the year ended December 31, 2014, due to unexpected revenue declines attributable to lower traffic and monetization yield on certain of our content and media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, we performed an interim assessment of impairment of the goodwill in our content and media reporting unit in the third quarter of 2014. Based on our analyses, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the content and media reporting unit and as a result, we determined that the implied fair value of the goodwill in the content and media reporting unit was zero. Accordingly, we recorded $232.3 million for the goodwill impairment charge in 2014.

For the year ended December 31, 2015, we performed our annual goodwill impairment test in the fourth quarter of the year, consistent with our existing accounting policy, and we determined that there was no impairment charge for the year ended December 31, 2015. As of December 31, 2015, there was $10.4 million of goodwill recorded in our marketplaces reporting unit. We may be required to record goodwill impairment charges in future periods.

Operating Leases

For operating leases that include rent-free periods or escalation clauses over the term of the lease, we recognize rent expense on a straight-line basis and the difference between expense and amounts paid are recorded as deferred rent in current and long-term liabilities.

Advertising Costs

Advertising costs are expensed as incurred and generally consist of Internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our consolidated statements of operations. Advertising expense was $1.9 million, $2.2 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards. Our stock-based payment awards are comprised principally of restricted stock units and stock options.

For stock-based payment awards issued to employees with service based vesting conditions the fair value is estimated using the Black-Scholes-Merton option pricing model. For premium-priced stock options with service and/or performance-based vesting conditions, the fair value is estimated using the Hull-White model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expense is classified in the consolidated statement of operations based on the department to which the related employee provides service.

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

Product Development and Software Development Costs

Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $7.2 million (net of $15.6 million accumulated amortization) and $12.0 million (net of $24.7 million accumulated amortization) as of December 31, 2015 and 2014, respectively.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Restricted stock units (“RSUs”) are considered outstanding common shares and included in the computation of basic income (loss) per share as of the date that all necessary conditions of vesting are satisfied. RSUs, stock options and stock issued pursuant to the ESPP are excluded from the diluted net income (loss) per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2015, 2014 and 2013, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2015, 2014 and 2013, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were not significant.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and accounts payable approximate fair value because of their short maturities. Certain assets, including goodwill and intangible assets, are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on our operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. The financial results of Rightside are presented as discontinued operations in our accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013.

Assets Held-For-Sale

We report a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is probable and anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on long-lived assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the consolidated balance sheet and may be included in an “other assets” or “other liabilities” line item or, if material, presented as a separate line item on the balance sheet. Major classes are separately disclosed in the notes to the consolidated financial statements commencing in the period in which the business is classified as held-for-sale.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required the Company to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may not adopt the standard until the first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on our consolidated financial statements.

In September 2015, the FASB issued an update to ASC 805, Business Combinations: Simplifying the Accounting Measurement-Period Adjustments. This update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Under this update, the adjustments are recognized in the reporting period in which the adjustment amounts are determined. This update is effective for the Company commencing in the first quarter of fiscal year 2017 and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amended guidance requires an entity to present deferred tax assets and liabilities as noncurrent in the statement of financial position. The amended guidance is effective for the Company commencing in the first quarter of fiscal 2018. Early adoption is permitted. We expect the adoption of this update will result in a reclassification of deferred tax amounts on the consolidated balance sheets.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for the Company commencing in the first quarter of fiscal 2019 and must be adopted using a modified retrospective transition, and provides for certain practical expedients. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Computers and other related equipment	$16,588	$28,776
Purchased and internally developed software	34,868	48,875
Furniture and fixtures	1,423	3,004
Leasehold improvements	7,296	7,591
	60,175	88,246
Less accumulated depreciation	(45,607)	(65,410)
Property and equipment, net	$14,568	$22,836

At December 31, 2015, total software under capital lease and vendor financing obligations consisted of $3.8 million and was fully amortized. At December 31, 2014, total software under capital lease and vendor financing obligations consisted $3.8 million with accumulated amortization of $3.7 million. Amortization expense for assets under capital lease and vendor financing obligations was not material for the year ended December 31, 2015, and was $0.7 million for both of the years ended December 31, 2014 and 2013.

Depreciation expense for the periods shown is classified as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Service costs	$5,965	$6,798	$9,594
Sales and marketing	67	156	275
Product development	200	496	645
General and administrative	4,946	4,802	3,942
Discontinued operations	—	4,662	6,045
Total depreciation	$11,178	$16,914	$20,501

As a result of the shortening our estimated useful lives for certain assets, we recorded accelerated depreciation expense of approximately $2.1 million, $1.3 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2015
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$1,628	$(1,107)	$521	3.8
Artist relationships	11,719	(8,340)	3,379	4.1
Media content	95,785	(85,018)	10,767	5.1
Technology	5,854	(2,842)	3,012	4.7
Non-compete agreements	217	(160)	57	3.0
Trade names	7,150	(3,554)	3,596	10.5
	$122,353	$(101,021)	$21,332

	December 31, 2014
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$9,569	$(8,730)	$839	4.1
Artist relationships	11,719	(4,796)	6,923	4.1
Media content	103,415	(80,249)	23,166	5.0
Technology	27,770	(23,293)	4,477	6.2
Non-compete agreements	253	(146)	107	3.2
Trade names	10,478	(5,467)	5,011	10.3
Content publisher relationships	2,092	(2,080)	12	5.0
	$165,296	$(124,761)	$40,535

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification is shown below (in thousands):

	Year ended December 31,
	2015	2014	2013
Service costs	$12,680	$28,523	$28,974
Sales and marketing	3,862	4,733	1,987
Product development	1,440	4,212	4,884
General and administrative	724	847	674
Discontinued operations	—	4,244	7,890
Total amortization	$18,706	$42,559	$44,409

Service costs for the years ended December 31, 2015, 2014 and 2013 includes an accelerated amortization charge of $3.4 million, $7.7 million and $3.1 million, respectively, as a result of the removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2015 is as follows (in thousands):

Estimated
Amortization
Year ending December 31,
2016	$9,225
2017	$5,827
2018	$2,967
2019	$1,006
2020	$575
Thereafter	$1,732

5. Goodwill

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2013	$347,382
Acquisitions	10,358
Dispositions	(12,070)
Spin-off	(103,042)
Goodwill impairment charge	(232,270)
Balance at December 31, 2014	10,358
Balance at December 31, 2015	$10,358

The change in goodwill in 2014 is attributable to the acquisition of Saatchi Online and the disposition of our Creativebug and CoveritLive businesses. In August 2014, we completed the Separation of Rightside and the Distribution, and we no longer record goodwill related to Rightside on our balance sheet.

For the year ended December 31, 2014, due to unexpected revenue declines attributable to lower traffic and monetization yield on certain of our content and media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, we performed an interim assessment of impairment of the goodwill in our content and media reporting unit in the third quarter of 2014. Based on our analyses, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the content and media reporting unit and as a result, we determined that the implied fair value of the goodwill in the content and media reporting unit was zero. Accordingly, we recorded $232.3 million for the goodwill impairment charge in 2014.

We performed our annual impairment analysis in the fourth quarter of 2015, and determined that no impairment of goodwill existed at December 31, 2015.

6. Other Balance Sheet Items

Other long term assets consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Long-term portion of promissory note	$—	$4,505
Other	1,173	1,550
Other assets	$1,173	$6,055

During the year ended December 31 2015, we received a payment of $5.1 million, plus accrued and unpaid interest, on the promissory note that we received as part of the consideration for the sale of our CoveritLive business in July 2014. This promissory note had a principal amount of $5.6 million and was originally due in full by July 2016. The early repayment of $5.1 million, plus accrued and unpaid interest, satisfied all amounts owed to us under the promissory note and the promissory note was discharged. The discount from the carrying value of the promissory note was approximately $0.1 million, which was recorded as interest income (expense), net.

At December 31, 2015 and 2014, we had a cash collateralized standby letter of credit for approximately $1.2 million and $1.4 million, respectively, included in long-term assets, associated with one of our leases.

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Accrued payroll and related items	$5,916	$4,693
Acquisition holdback	607	8,958
Artist payables	2,816	2,250
Other	5,830	8,324
Accrued expenses and other current liabilities	$15,169	$24,225

In July 2015, as part of the consideration for our purchase of Society6, we paid $7.4 million in cash and issued 122,638 shares of our common stock to the sellers of Society6 upon the expiration of the holdback period.

During the year ended December 31, 2015, we recognized severance costs of $2.2 million in connection with targeted reductions in force as a result of initiatives to improve operating efficiency. These severance costs were recognized in the consolidated statements of operations for the year ended December 31, 2015 as follows: $1.1 million in product development costs, $0.6 million in service costs, $0.4 million in general and administrative costs, and $0.1 million in sales and marketing costs. As of December 31, 2015, there was $0.5 million of related accrued severance included in accrued expenses and other current liabilities in the consolidated balance sheet.  An additional $0.2 million of related retention and severance costs will be expensed over the applicable retention periods, which extend through the first quarter of 2016.  Changes to the severance accrual during the year ended December 31, 2015 are as follows (in thousands):

Balance at December 31, 2014	$—
New charges	2,183
Cash payments	(1,698)
Balance at December 31, 2015	$485

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

In connection with entering into the Credit Agreement in August 2013, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. Due to the repayment in full of all amounts under the credit facility in November 2014, there were no amortized deferred debt issuance costs during 2015. During the year ended December 31, 2014 and 2013, we amortized $0.5 million and $0.2 million, respectively of deferred debt issuance costs. In connection with the termination of the Credit Agreement, we recorded a non-cash expense of $1.7 million from the acceleration of unamortized debt issuance costs during the year ended December 31, 2014.

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases with non-cancelable periods ending between February 2018 and February 2020.

The following is a schedule of future minimum lease payments under operating and capital leases as of December 31, 2015 (in thousands):

Operating
leases
Year ending December 31,
2016	$2,033
2017	2,089
2018	3,493
2019	1,482
2020	27
Thereafter	—
Total minimum lease payments	$9,124

We incurred rent expense of $2.9 million, $3.5 million and $6.7 million, respectively, for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and 2014, other long-term liabilities include a deferred rent liability of $1.6 million.

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

Indemnifications

In the normal course of business, we have provided certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of Delaware, indemnifications related to our lease agreements and indemnifications to sellers or buyers in connection with acquisitions and dispositions, respectively. In addition, our advertiser, content creation and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities.

9. Income Taxes

Income (loss) before income taxes from continuing operations consisted of the following (in thousands):

	2015	2014	2013
Domestic	$(43,518)	$(267,758)	$(11,555)
Foreign	72	(3,104)	193
Loss from continuing operation before income taxes	$(43,446)	$(270,862)	$(11,362)

The income tax benefit (expense) from continuing operations consisted of the following (in thousands):

	2015	2014	2013
Current (expense) benefit:
Federal	$—	$—	$—
State	(32)	(58)	(276)
International	(23)	(99)	(69)
Deferred (expense) benefit:
Federal	—	14,028	(2,136)
State	—	831	(398)
International	—	11	23
Total income tax benefit (expense) from continuing operations	$(55)	$14,713	$(2,856)

The reconciliation of the federal statutory income tax rate of 35% to our effective income tax rate from continuing operations is as follows (in thousands):

	2015	2014	2013
Expected income tax benefit (expense) at U.S. statutory rate	$15,198	$94,801	$3,977
Difference between U.S. and foreign taxes	6	21	12
State tax (expense) benefit, net of federal taxes	983	4,828	(131)
Non-deductible stock-based compensation	(982)	(3,845)	(2,832)
Meals and entertainment	(135)	(129)	(266)
Goodwill impairment	—	(25,841)	—
Non-deductible officer compensation	—	(43)	—
Change in statutory state tax rate	(1,604)	(865)	(253)
Federal impact of state deferred taxes	—	—	110
Valuation allowance	(13,509)	(53,463)	(3,648)
Other	(12)	(751)	175
Total income tax expense from continuing operations	$(55)	$14,713	$(2,856)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Accrued liabilities not currently deductible	$3,454	$2,305
Intangible assets—excess of tax basis over financial statement basis	45,138	54,647
Federal impact of deferred state taxes	(4,518)	(3,198)
Deferred revenue	—	165
Net operating losses	50,038	35,814
Stock-based compensation	2,565	5,783
Other	203	(56)
	96,880	95,460
Deferred tax liabilities:
Intangible assets—excess of financial statement basis over tax basis	(1,751)	(1,245)
Property and equipment	(2,251)	(5,739)
	(4,002)	(6,984)
Valuation allowance	(92,878)	(88,476)
Net deferred tax liabilities	$—	$—

Current	$551	$334
Non-current	(551)	(334)
	$—	$—

We had federal net operating loss (“NOL”) carryforwards of approximately $143.4 million and $110.7 million as of December 31, 2015 and 2014, respectively, which expire between 2021 and 2035. In addition, as of December 31, 2015 and 2014 we had state NOL carryforwards of approximately $73.0 million and $44.5 million, which expire between 2016 and 2035.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if we were to undergo an ownership change, as defined in Section 382. Changes in our equity structure and the acquisitions made by us in prior years, including Trails.com, Maps a La Carte, Pagewise, Indieclick and Saatchi Art, resulted in such an ownership change. Currently, we do not expect the utilization of our net operating loss and tax credit carryforwards in the near term to be materially affected as no significant limitations are expected to be placed on these carryforwards as a result of our previous ownership changes.

We reduce the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. We have determined it is more likely than not that we will not realize the benefit of all our deferred tax assets and accordingly a valuation allowance of $92.9 million and $88.5 million against our deferred taxes was required at December 31, 2015 and 2014, respectively. The change in the valuation allowance for the year ended December 31, 2015 was an increase of $4.4 million, all of which was recorded in income tax benefit (expense) from continuing operations. As we have no sustained history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.

Accounting standards related to stock-based compensation prohibit the tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, we have not included unrealized stock option tax attributes in our deferred tax assets. Cumulative tax attributes excluded through 2015 were $18.2 million. The benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material.  There are no material uncertain income tax positions and there were no material changes recorded during 2015, 2014 or 2013 and we do not expect our uncertain tax position to change during the next twelve months. The total gross amount of unrecognized tax benefits was not material for the years ended December 31, 2015 and 2014.

We file a U.S. federal and various state tax returns. The tax years 2008 to 2015 remain subject to examination by the Internal Revenue Service and most tax years since our incorporation are subject to examination by various state authorities.

10. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. We made matching contributions of $1.1 million, $1.7 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

11. Stock-based Compensation Plans and Awards

Stock Incentive Plans

The 2010 Incentive Award Plan (the "2010 Plan") was adopted by the board of directors, and approved by the Company’s stockholders in August 2010. In connection with the adoption of the 2010 Plan on August 5, 2010, 0.06 million stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. An amended and restated version of the 2010 Plan (the "2010 A&R Plan") was adopted by the board of directors on April 23, 2015 and approved by the Company’s stockholders on June 11, 2015.  Following the Separation, up to 5.6 million stock options, restricted stock, restricted stock unit and other incentive awards were reserved for future grant to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified may be granted under the 2010 A&R Plan. In addition, awards available for grant under the 2010 A&R Plan shall be increased on an annual basis as of January 1st of each fiscal year through January 2020 by an amount equal to the lesser of (i) 1.2 million (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2015, 3.5 million stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and vest either annually or monthly over a 3 or 4-year period. Restricted stock unit awards generally vest either annually or quarterly over a 3 or 4-year period. Certain stock options and restricted stock unit awards have accelerated vesting provisions in the event of a change in control.

Valuation of Awards

The per share fair value of stock options granted with service conditions was determined on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2015	2014	2013
Expected life (in years)	5.94	5.89	5.50
Risk-free interest rate	1.69%	1.82%	0.83%
Expected volatility range	53.4%	54.1%	51%
Expected dividend yield	—	—	—

In addition, 1.3 million options were awarded to our chief executive officer during the quarter ended September 30, 2014. These options were determined on the date of grant using the Hull-White model with the following assumptions: volatility 61%, risk-free interest rate 2.43%, early exercise multiple 2.9 years, and dividend rate 0%.

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

Award Activity

Stock Options

Stock option activity is as follows (in thousands, except per share data):

Stock option activity is as follows (in thousands, except per share data):
			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise	term	intrinsic
	outstanding	price	(in years)	value
Outstanding at December 31, 2014	3,473	$8.65	9.33	$353
Options granted	1,056	$5.37
Options exercised	(15)	$4.39
Options forfeited or cancelled	(1,315)	$7.40
Outstanding at December 31, 2015	3,199	$8.10	8.67	$409
Exercisable at December 31, 2015	861	$9.21	7.71	$39
Vested and expected to vest at December 31, 2015	2,895	$8.38	8.62	$313

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the estimated fair value of our common stock at December 31, 2015 and 2014 and their exercise prices, respectively for all awards where the fair value of our common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.

Information related to stock-based compensation activity is as follows (in thousands, except per share data):

	Year ended December 31,
	2015	2014	2013
Weighted average fair value of options granted (per option)	$2.74	$4.21	$3.92
Intrinsic value of options exercised	$13	$303	$2,179

As of December 31, 2015, there was approximately $7.4 million of stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

		Weighted
		average
	Number of	grant date
	Shares	fair value
Unvested at December 31, 2014	857	$10.28
Granted	1,005	$5.26
Vested	(278)	$10.53
Forfeited	(607)	$8.06
Unvested at December 31, 2015	977	$6.42

The total fair value of restricted stock vested was $2.9 million, $18.3 million and $17.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was approximately $4.4 million of unrecognized stock-based compensation cost related to non-vested RSUs and restricted shares. The amount is expected to be recognized over a weighted average period of 2.4 years. To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

In January 2016, we issued 0.5 million restricted stock units to our chief executive officer in connection with an amended employment agreement.  In February 2016, we issued 1.2 million restricted stock units in connection with our annual equity grants.

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the ESPP, which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides up to a 24-month offering period which is comprised of four consecutive six-month purchase periods commencing May and November. A maximum of 750  shares of common stock may be purchased by each participant at six-month intervals during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 24-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 58% and 60% for each of the four purchase periods. In November 2015, we suspended the ESPP plan after the November 2015 purchase. During the years ended December 31, 2015 and 2013 we recognized $0.5 million and $1.8 million of expense, respectively, in relation to the ESPP. The expense related to the year ended December 31, 2014 was not material. There were 1.7 million shares of common stock remaining authorized for issuance under the ESPP at December 31, 2015.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Service costs	$1,084	$1,422	$2,420
Sales and marketing	588	683	3,823
Product development	1,836	4,745	3,835
General and administrative	4,054	12,016	12,525
Discontinued operations	—	2,949	4,781
Total stock-based compensation	7,562	21,815	27,384
Income tax benefit related to stock-based compensation included in net income (loss)	—	(706)	(782)
	$7,562	$21,109	$26,602

 There was no income tax benefit related to stock-based compensation included in net income (loss) for the year-ended December 31, 2015 as the Company generated current year taxable losses without stock-based compensation.

During the years ended December 31, 2015, 2014 and 2013, $0.4 million, $1.0 million and $2.0 million respectively, of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

Stock-based compensation expense for accelerations and modifications was immaterial for the year ended December 31, 2015. During the year ended December 31, 2014, we accelerated the vesting of certain outstanding equity instruments for  three employees, resulting in the recognition of $3.5 million of expense.

In connection with the Separation completed in the year ended December 31, 2014, and subsequent 1-for-5 reverse stock split, all of our outstanding equity-based compensation awards were adjusted as follows:

Stock Options. Immediately prior to the Separation, each stock option that had an exercise price greater than 120% of the trading price of our common stock on the New York Stock Exchange on July 31, 2014, was adjusted by reducing the per share exercise price and making a corresponding reduction in the number of shares of common stock subject to the stock option, so that the value of the such stock option was approximately equal before and after such adjustment. Immediately prior to the Separation (but following the adjustment), each stock option that was vested, or was unvested and held by an individual who was employed or engaged by us following the Separation, was split into a Demand Media stock option and a Rightside stock option with a combined value that approximately equaled the value of the Demand Media stock option immediately prior to the Separation. Unvested Demand Media stock options held by a Rightside employee were accelerated then split equally between Demand Media and Rightside stock options.

Restricted Stock Units. Immediately prior to the Separation, each RSU award that was held by an individual who was employed or engaged by us following the Separation and was granted prior to March 1, 2014, was split into a Demand Media RSU award and a Rightside RSU award with a combined value that approximately equaled the value of the underlying Demand Media RSU award immediately prior to the Separation. Each RSU award held by an individual who was employed or engaged by Rightside or its affiliates following the Separation was converted into a Rightside RSU award covering a number of Rightside shares such that the pre-distribution value of the pre-Separation value of the Demand Media RSU award was approximately preserved.

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

Stock Repurchases

Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of our common stock from time to time. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remains available under the repurchase plan at December 31, 2015. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of December 31, 2015, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

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

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash and accounts payable approximate fair value because of their short maturities.

Financial assets and liabilities carried at fair value on a recurring basis were as follows (in thousands):

	Balance at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$5,007	$—	$—	$5,007
	$5,007	$—	$—	$5,007

	Balance at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$5,000	$—	$—	$5,000
Promissory note	$—	$—	$4,946	$4,946
	$5,000	$—	$4,946	$9,946

(1)	Comprises money market funds which are included in Cash and cash equivalents in the accompanying consolidated balance sheet.

For financial assets that utilize Level 1 and Level 2 inputs, we utilize both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs) or inputs that are derived principally from or corroborated by observable market data (Level 2 inputs).

Certain assets, including goodwill and intangible assets, are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. For the year ended December 31, 2014, due to unexpected revenue declines attributable to lower traffic and monetization yield on certain of our content and media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, we performed an interim assessment of impairment of the goodwill in our content and media reporting unit in the third quarter of 2014. Based on our analyses, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the content and media reporting unit and as a result, we determined that the implied fair value of the goodwill in the content and media reporting unit was zero. Accordingly, we recorded $232.3 million for the goodwill impairment charge in 2014. These estimated fair value measurements were calculated using unobservable inputs, primarily using the income and market approach, specifically the discounted cash flow method and market comparables, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within those analyses was based on our most recent future cash flow expectations, long-term strategic plans and other estimates including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted discount rates.

14. Discontinued Operations

On August 1, 2014, we completed the Separation of Rightside from Demand Media, Inc. As a result of the Separation, the financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the years ended December 31, 2014 and 2013. Following the Separation, the following activity in our statement of operations was reclassified from continuing operations to discontinued operations:

	Year ended December 31,
	2014	2013
Service revenue	$107,721	$185,187

Service costs	92,588	143,607
Sales and marketing	5,632	10,170
Product and development	8,203	12,002
General and administrative	14,819	20,263
Amortization of intangible assets	4,243	7,890
Total operating expenses	125,485	193,932
Operating loss	(17,764)	(8,745)
Other income (expense), net	7,017	4,174
Loss before income taxes	$(10,747)	$(4,571)
Income tax expense	(461)	(1,385)
Net loss	$(11,208)	$(5,956)

Capital expenditures for discontinued operations for the years ended December 31, 2014 and 2013 were $2.7 million and $8.4 million, respectively.

15. Acquisitions and Dispositions

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

During the years ended December 31, 2014 and 2013, we acquired businesses consistent with our strategic plan of acquiring, consolidating and developing Internet media properties and marketplace businesses. In addition to identifiable assets acquired in these business combinations, our goodwill primarily derives from the ability to generate synergies across our businesses. As of December 31, 2015, our goodwill primarily results from our acquisition of marketplace businesses.

On August 8, 2014, we acquired Saatchi Online, Inc., a Delaware corporation (“Saatchi Online”), pursuant to an Agreement and Plan of Merger whereby Saatchi Online became a wholly owned subsidiary of Demand Media (the “Merger”).  After giving effect to working capital adjustments as of the closing date, the purchase price consisted of approximately $4.8 million in cash after giving effect to working capital adjustments and 1,049,959 shares of our common stock, valued at approximately $10.3 million based on Demand Media’s stock price on the closing date of the Merger.  Of the $1.7 million from the cash portion of the purchase price that was placed into escrow to be applied by us towards satisfaction of post-closing indemnification obligations of the former stockholders of Saatchi Online and/or post-closing adjustments to the purchase price, approximately $0.9 million was paid to us to cover post-closing indemnification claims and approximately $0.2 million was released to the selling stockholders in connection with a multi-party settlement agreement and the expiration of the post-closing indemnification period in August 2015. Approximately $0.6 million remains in the escrow account as of December 31, 2015 to cover estimated claims related to pre-closing VAT amounts, and any remaining portion of the escrow amount that is not required to cover the estimated pre-closing VAT amounts will be paid to the former stockholders of Saatchi Online, Inc. upon final determination of the pre-closing VAT amounts.

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

On June 20, 2013, we completed the acquisition of Society6, an online marketplace and e-commerce platform. The purchase price consideration of $94.3 million was comprised of cash of $76.1 million and 464,576 shares of common stock valued at $18.2 million, based on our stock price on the date of acquisition. We held back $7.9 million in cash and 122,638 shares of common stock (as adjusted for the Separation and the 1-for-5 reverse stock split) to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price, and in July 2015, we paid $7.4 million in cash and issued 122,638 shares of our common stock to the sellers of Society6 following the expiration of the indemnification holdback period. Artist relationships and non-compete have a useful life of 3 years, developed technology has a useful life of four years, and trade name have an ten year useful life. Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and our ability to generate synergies with its services.

In March 2013, we acquired Creativebug, an online destination for arts and crafts instruction based in San Francisco, California, for an $8.0 million cash purchase price consideration. $0.8 million cash was held back by us to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Of the holdback, $0.4 million that is not subject to then-pending claims was paid 9 months after the closing date, and the remainder of the holdback that is not subject to then-pending claims was paid 18 months after the closing date. During July 2014, we completed the sale of our Creativebug business.

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

Dispositions

We sold our Creativebug business in July 2014 and received $10.0 million in cash, inclusive of $1.0 million held in escrow for one year from the closing date as a holdback amount to cover indemnity claims, resulting in a gain on sale of $0.2 million, recorded in other income, net. The holdback amount was received in 2015. We also sold our CoveritLive business in July 2014 and received $4.5 million of cash and promissory note with a principal amount of $5.6 million, resulting in a gain on sale of $0.6 million, recorded in other income, net. During the year ended December 31, 2015, we agreed to an early repayment of the promissory note and received $5.1 million in cash, plus accrued and unpaid interest, which satisfied all amounts owed to us under the promissory note.

In February 2015, we sold our Pluck social media business for $3.8 million in cash after working capital adjustments, resulting in a gain of $2.1 million. During the year ended December 31, 2015, we also sold certain non-core online properties for a total consideration of $1.2 million, resulting in a gain of $1.0 million, recorded in other income, net.

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

Revenue derived from the Company’s Content & Media and Marketplaces is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Content & Media	$73,814	$137,038	$195,080
Marketplaces	52,155	35,391	14,331
Total revenue	$125,969	$172,429	$209,411

Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows:

	Year ended December 31,
	2015	2014	2013
Domestic	$107,258	$152,437	$196,499
International	18,711	19,992	12,912
Total revenue	$125,969	$172,429	$209,411

17. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.

At December 31, 2015, our cash and cash equivalents and marketable securities were maintained primarily with six major U.S. financial institutions and three foreign banks. We also have used three Internet payment processors in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. We have not experienced any losses related to these balances and believe that there is minimal risk.

A substantial portion of our advertising revenue is generated through arrangements with one advertising network partner. We may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. We may not be successful in renewing our agreements with advertising network partners on commercially acceptable terms.

The percentage of revenue generated through advertising network partners representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2015	2014	2013
Google	36%	50%	56%

Advertising network partners comprising more than 10% of the consolidated accounts receivable balance was as follows:

	Year ended December 31,
	2015	2014
Google, Inc.	26%	42%

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year ended December 31,
	2015	2014	2013
Net loss from continuing operations	$(43,501)	$(256,149)	$(14,218)
Net loss from discontinued operations	—	(11,208)	(5,956)
Net loss	$(43,501)	$(267,357)	$(20,174)

Weighted average common shares outstanding	19,938	18,748	17,729
Weighted average unvested restricted stock awards	—	(3)	(22)
Weighted average common shares outstanding—basic and diluted	19,938	18,745	17,707

Earnings (Loss) per share—basic and diluted
Net loss from continuing operations	$(2.18)	$(13.66)	$(0.80)
Net loss from discontinued operations	—	(0.60)	(0.34)
Net loss per share	$(2.18)	$(14.26)	$(1.14)

For the years ended December 31, 2015, 2014 and 2013, we excluded 0.1 million, 0.2 million shares, and 0.2 million shares respectively, from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1

Separation and Distribution Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

2.2

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

Amended and Restated Demand Media, Inc. 2010 Incentive Award Plan, adopted June 2015 (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, filed with the SEC on April 28, 2015)

10.6	†

Form of Demand Media, Inc. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015)

Exhibit No.		Description of Exhibit
10.7	†

Form of Demand Media, Inc. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015)

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

Amended and Restated Employment Agreement, dated as of January 5, 2016, by and between Demand Media, Inc. and Sean Moriarty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.11	†

Employment Agreement between Demand Media, Inc. and Rachel Glaser, dated as of March 4, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015)

10.12	†

Amended and Restated Employment Agreement between Demand Media, Inc. and Peter Kim, dated as of March 4, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015)

10.13	†

Amended and Restated Employment Agreement by and between Brian Pike and Demand Media, Inc., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2015)

10.14	†

Second Amended and Restated Employment Agreement between Demand Media, Inc. and Julie Campistron, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015)

10.14A	†

First Amendment to Second Amended and Restated Employment Agreement between Demand Media, Inc. and Julie Campistron, dated as of April 30, 2014 (incorporated by reference to Exhibit 10.17A to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015)

10.14B	†

Second Amendment to Second Amended and Restated Employment Agreement between Demand Media, Inc. and Julie Campistron, dated as of December 1, 2014 (incorporated by reference to Exhibit 10.17B to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015)

10.15	†

Consulting Agreement by and between Julie Campistron and Demand Media, Inc., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2015)

10.16	†

Second Amended and Restated Employment Agreement between Demand Media, Inc. and Daniel Weinrot, dated as of December 1, 2014 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015)

10.17	†

Employment Agreement by and between Wendy Voong and Demand Media, Inc., dated as of July 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2015)

10.18

Google Services Agreement entered into by Google Inc. and Demand Media, Inc., effective as of November 1, 2014 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015)

10.18A

Amendment Number One to Google Services Agreement between Google Inc. and Demand Media, Inc., dated February 6, 2015 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015)

Exhibit No.		Description of Exhibit
10.19

Transition Services Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.20

Employee Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.21

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

10.23	†

Demand Media, Inc. Outside Director Compensation Program (updated as of February 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.01 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)
21.1		List of subsidiaries of Demand Media, Inc. (filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith)
24.1		Power of Attorney (included on signature page hereto)
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