Form 10-Q
period 2016-03-31
DEMAND MEDIA INC.
filed 2016-05-09
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 2, 2016, there were 20,378,204 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$30,513	$38,570
Accounts receivable, net	8,597	10,469
Prepaid expenses and other current assets	4,618	4,989
Total current assets	43,728	54,028
Property and equipment, net	12,559	14,568
Intangible assets, net	18,307	21,332
Goodwill	10,358	10,358
Other assets	1,048	1,173
Total assets	$86,000	$101,459

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,833	$1,973
Accrued expenses and other current liabilities	11,335	15,169
Deferred revenue	2,378	2,933
Total current liabilities	15,546	20,075
Deferred tax liability	—	551
Other liabilities	1,698	1,713
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 21,089 issued and 20,287 shares outstanding at March 31, 2016 and 20,956 issued and 20,154 shares outstanding at December 31, 2015	2	2
Additional paid-in capital	507,147	505,603
Accumulated other comprehensive loss	(90)	(91)
Treasury stock at cost, 802 at March 31, 2016 and December 31, 2015	(30,767)	(30,767)
Accumulated deficit	(407,536)	(395,627)
Total stockholders’ equity	68,756	79,120
Total liabilities and stockholders’ equity	$86,000	$101,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Service revenue	$14,505	$23,225
Product revenue	12,464	9,985
Total revenue	26,969	33,210
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	8,171	10,149
Product costs	8,507	6,834
Sales and marketing	5,995	4,794
Product development	5,614	7,036
General and administrative	8,530	9,349
Amortization of intangible assets	3,032	4,711
Total operating expenses	39,849	42,873
Loss from operations	(12,880)	(9,663)
Interest income	2	180
Interest expense	—	(71)
Other income, net	980	2,827
Loss from operations before income taxes	(11,898)	(6,727)
Income tax expense	(11)	(22)
Net loss	$(11,909)	$(6,749)

Loss per share
Net loss per share - basic and diluted	$(0.59)	$(0.34)
Weighted average number of shares - basic and diluted	20,213	19,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(11,909)	$(6,749)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1	6
Comprehensive loss	$(11,908)	$(6,743)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2015	20,154	$2	$505,603	$(30,767)	$(91)	$(395,627)	$79,120
Issuance of stock under employee stock awards and other, net	133	—	1	—	—	—	1
Tax withholdings related to vesting of share-based payments	—	—	(492)	—	—	—	(492)
Stock-based compensation expense	—	—	2,035	—	—	—	2,035
Foreign currency translation adjustment	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(11,909)	(11,909)
Balance at March 31, 2016	20,287	$2	$507,147	$(30,767)	$(90)	$(407,536)	$68,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(11,909)	$(6,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,731	7,550
Stock-based compensation	1,919	2,235
Gain on disposal of businesses and online properties	(973)	(2,908)
Other	(31)	—
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	1,872	2,905
Prepaid expenses and other current assets	462	(262)
Other long-term assets	(12)	(38)
Accounts payable	(53)	(2,574)
Accrued expenses and other liabilities	(3,675)	(2,435)
Deferred revenue	(231)	(139)
Net cash used in operating activities	(6,900)	(2,415)
Cash flows from investing activities
Purchases of property and equipment	(1,480)	(1,772)
Purchases of intangible assets	(4)	(19)
Cash received from disposal of businesses and online properties, net of cash disposed	650	3,831
Other	167	155
Net cash (used in) provided by investing activities	(667)	2,195
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	1	126
Net taxes paid on restricted stock units and options exercised	(492)	(289)
Other	—	(120)
Net cash used in financing activities	(491)	(283)
Effect of foreign currency on cash and cash equivalents	1	6
Change in cash and cash equivalents	(8,057)	(497)
Cash and cash equivalents, beginning of period	38,570	47,820
Cash and cash equivalents, end of period	$30,513	$47,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Company Background and Overview

Demand Media, Inc. (“Demand Media” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified Internet company that builds platforms across our media and marketplaces properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two service offerings: Content & Media and Marketplaces.

Content & Media

Our Content & Media service offering includes our leading owned and operated online properties that publish media content, including text articles, videos, photographs and designed visual formats. This content is published across several key categories on eHow, a do-it-yourself and how-to reference destination; Livestrong.com, a health and healthy living destination; and certain other online properties focused on specific interests. During the periods covered by this Quarterly Report on Form 10-Q, we also owned and operated Cracked, a humor site offering original and engaging comedy-driven video series, text articles and blogs. We sold our Cracked property in April 2016, as discussed further in Note 11. Additionally, our studioD business develops and executes content marketing strategies and creates custom content for third-party brands, publishers and agencies.

Marketplaces

Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on a wide variety of consumer and home décor products such as art prints, phone and tablet cases, t-shirts, and throw pillows. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists a curated environment in which to exhibit and sell their work directly to consumers around the world.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three month periods ended March 31, 2016 and 2015, the condensed consolidated statements of cash flows for the three month periods ended March 31, 2016 and 2015 and the condensed consolidated statement of stockholders’ equity for the three month period ended March 31, 2016 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of March 31, 2016 and our results of operations for the three month periods ended March 31, 2016 and 2015 and our cash flows for the three month periods ended March 31, 2016 and 2015. The results for the three month period ended March 31, 2016 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, for interim financial information and with the instructions from the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and

Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

In the first quarter of 2016, we reclassified certain personnel costs, including stock-based compensation, primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have also been reclassified to conform to the current period presentation, resulting in the following changes in our condensed consolidated statements of operations for the three months ended March 31, 2015: (i) a decrease of $1.0 million in general and administrative expense; and (ii) increases of $0.7 million in product development expense, $0.2 million in sales and marketing expense, and $0.1 million in service costs.

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

In September 2015, the FASB issued an update to Accounting Standards Codification 805, Business Combinations: Simplifying the Accounting Measurement-Period Adjustments. This update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Under this update, the adjustments are recognized in the reporting period in which the adjustment amounts are determined. This update is effective for the Company commencing in the first quarter of fiscal year 2017 and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amended guidance requires an entity to present deferred tax assets and liabilities as noncurrent in the statement of financial position. The amended guidance is effective for the Company commencing in the first quarter of fiscal 2018. Early adoption is permitted and the guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We elected to prospectively adopt the standard effective January 1, 2016. We believe the application of the guidance simplifies and improves the usefulness of deferred tax information for users of the Company’s financial statements. No prior periods were retrospectively adjusted.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for the Company commencing in the first quarter of fiscal 2017. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Computers and other related equipment	$8,465	$16,588
Purchased and internally developed software	26,468	34,868
Furniture and fixtures	1,465	1,423
Leasehold improvements	6,704	7,296
	43,102	60,175
Less accumulated depreciation	(30,543)	(45,607)
Property and equipment, net	$12,559	$14,568

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of approximately $0.9 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, is shown by classification below (in thousands):

	Three months ended March 31,
	2016	2015
Service costs	$1,464	$1,497
Sales and marketing	13	20
Product development	41	57
General and administrative	1,181	1,265
Total depreciation	$2,699	$2,839

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2016
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,628	$(1,187)	$441
Artist relationships	11,719	(9,209)	2,510
Media content	93,725	(84,611)	9,114
Technology	5,854	(3,088)	2,766
Non-compete agreements	217	(179)	38
Trade names	7,140	(3,702)	3,438
	$120,283	$(101,976)	$18,307

	December 31, 2015
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,628	$(1,107)	$521
Artist relationships	11,719	(8,340)	3,379
Media content	95,785	(85,018)	10,767
Technology	5,854	(2,842)	3,012
Non-compete agreements	217	(160)	57
Trade names	7,150	(3,554)	3,596
	$122,353	$(101,021)	$21,332

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended March 31,
	2016	2015
Service costs	$1,700	$2,835
Sales and marketing	949	1,016
Product development	247	701
General and administrative	136	159
Total amortization	$3,032	$4,711

Service costs include accelerated amortization charges of less than $0.1 million for the three months ended March 31, 2016 and 2015, as a result of removing certain assets from service.

5. Other Assets

As of March 31, 2016, we had $1.0 million of cash included in long-term assets, collateralizing a standby letter of credit associated with one of our leases.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll and related items	$3,923	$5,916
Acquisition holdback	607	607
Artist payables	2,481	2,816
Other	4,324	5,830
Accrued expenses and other current liabilities	$11,335	$15,169

7. Commitments and Contingencies

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

8. Income Taxes

Our effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in our valuation allowance.

Income tax expense for the three months ended March 31, 2016 and 2015 was less than $0.1 million.

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

We are subject to the accounting guidance for uncertain income tax positions. We believe it is more likely than not that our income tax positions and deductions will be sustained on audit and do not anticipate any material adjustments which could result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three months ended March 31, 2016 or 2015, and we do not expect our uncertain tax position to change materially during the next twelve months.

We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. The tax years 2008 to 2015 remain subject to examination by the Internal Revenue Service and most tax years since our incorporation are subject to examination by various state authorities.

9. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2016	2015 (1)
Service costs	$262	$314
Sales and marketing	208	199
Product development	399	718
General and administrative	1,050	1,004
Total stock-based compensation	$1,919	$2,235

(1)

Certain 2015 personnel costs, including stock-based compensation, were reclassified out of general and administrative to service costs, sales and marketing and product development to conform to 2016 presentation. See Note 2 for additional information.

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2015	3,199
Options granted	79
Options exercised	—
Options forfeited or cancelled	(94)
Outstanding at March 31, 2016	3,184

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2015	977
Granted	1,762
Vested	(235)
Forfeited	(63)
Unvested at March 31, 2016	2,441

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. We suspended the ESPP plan after the November 2015 purchase. In April 2016, the compensation committee of the board of directors approved to restart an offering under the ESPP with the commencement of the next offering period in May 2016. The ESPP provides for a 12-month offering period which is comprised of two consecutive six-month purchase periods, one from May to November and the other from November to May. A maximum of 500 shares of common stock may be purchased by each participant during each purchase period. Approximately 1.7 million shares of common stock remained authorized for issuance under the ESPP at March 31, 2016.

10. Stockholders’ Equity

Stock Repurchases

Under our February 8, 2012 stock repurchase plan, as amended, we are authorized to repurchase up to $50.0 million of our common stock from time to time. Since April 2013, we have not repurchased any shares of common stock. Approximately $19.2 million remained available under the repurchase plan at March 31, 2016. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of March 31, 2016, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

Voting Rights

Each share of common stock has the right to one vote per share.

11. Acquisitions and Dispositions

Dispositions

During the three months ended March 31, 2016, we sold one of our non-core online properties for total consideration of $1.0 million, resulting in a gain of $1.0 million, recorded in other income, net. During the three months ended March 31, 2015, we sold our Pluck social media business for $3.8 million in cash after working capital adjustments, resulting in a gain of $2.1 million.

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc. for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us on the 15-month anniversary of the closing date of the sale.

As of March 31, 2016, we have classified the assets related to Cracked, primarily consisting of property and equipment, net and intangible assets, net, in the amount of $0.6 million as assets held-for-sale, recorded in other current assets in our condensed consolidated balance sheet. Revenues for the Cracked business were $1.6 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The Cracked business had a pre-tax loss of $0.9 million and pre-tax income of $0.7 million for the three months ended March 31, 2016 and 2015, respectively, not including allocations of corporate costs.

As a result of the sale of the Cracked business, we will recognize a gain of approximately $38.0 million, based on preliminary estimates, which may change as additional information is obtained. We expect to utilize our existing net operating losses to offset the income tax associated with the gain on sale resulting from the sale of the Cracked business. If all or a portion of our net operating loss carryforwards are subject to limitation because it is determined that we had previously experienced an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended, our future cash flows could be adversely impacted due to increased tax liability.

12. Business Segments

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

Revenue derived from our Content & Media and Marketplaces service offerings is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Content & Media	$13,507	$22,525
Marketplaces	13,462	10,685
Total revenue	$26,969	$33,210

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, was as follows:

	Three months ended March 31,
	2016	2015
Domestic	$21,980	$28,768
International	4,989	4,442
Total revenue	$26,969	$33,210

13. Fair Value

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

We have Level 1 financial assets measured at fair value consisting of money market funds in the amount of $5.0 million as of March 31, 2016 and December 31, 2015. These assets are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Net loss	$(11,909)	$(6,749)
Weighted average common shares outstanding—basic and diluted	20,213	19,773
Net loss per share—basic and diluted	$(0.59)	$(0.34)

For the three months ended March 31, 2016 and 2015, we excluded 0.1 million shares from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

15. Subsequent Events

In April 2016, we completed the sale of substantially all of the assets relating to our Cracked business for total consideration of $39.0 million, of which $35.1 million was received in cash and $3.9 million was placed into escrow.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2015 Annual Report, which was filed with the SEC on March 1, 2016, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2015 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

We are a diversified Internet company that builds platforms across our media and marketplaces properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. In addition, our branded content creation and diverse advertising offerings help advertisers find innovative ways to engage with their customers.

Our business is comprised of two service offerings: Content & Media and Marketplaces.

Content & Media

Our Content & Media service offering includes our leading owned and operated online properties that publish media content, including text articles, videos, photographs and designed visual formats. This content is published across several key categories on eHow, a do-it-yourself and how-to reference destination; Livestrong.com, a health and healthy living destination; and certain other online properties focused on specific interests. During the periods covered by this Quarterly Report on Form 10-Q, we also owned and operated Cracked, a humor site offering original and engaging comedy-driven video series, text articles and blogs. We sold our Cracked property in April 2016, as discussed in further detail below. Additionally, our studioD business develops and executes content marketing strategies and creates custom content for third-party brands, publishers and agencies.

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

We believe that there are opportunities to increase the number of visits to our online properties from direct visits, social media and search engine referrals by building high-quality products that provide a better user experience and lead to increased engagement. In order to improve the quality of our products, we have redesigned our websites; refined our content library; rationalized ad unit density; and developed a greater variety of content formats, particularly formats better suited for mobile devices. We are also working with a network of contributors and influencers to create more authoritative and engaging content. These changes could negatively impact revenue and increase our operating expenses in the near term, but we believe that by providing consumers with an improved user and content experience, we will be able to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored ad placements. However, if the overall ad unit rates we receive continue to decline, we could experience lower advertising revenue even if the number of visits to our properties increases.

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

Our Marketplaces service offering generates revenue from the sale of products and services through our art and design marketplaces.  On Society6, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art. Our Marketplaces service offering is principally dependent on the number of transactions and average revenue per transaction generated by products and services sold through our online marketplaces. We believe there are opportunities to increase the number of transactions and the average revenue per transaction by attracting new visitors to our marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, continuing to introduce new products, international expansion and offering product bundling and other promotions.

The revenue generated by our Marketplaces service offering has higher costs associated with it as compared to our Content & Media service offering due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. During the three months ended March 31, 2016, a higher percentage of our total revenue was generated by our Marketplaces service offering as compared to the prior year period. If our revenue sources continue to shift from our Content & Media service offering to our Marketplaces service offering, our total costs relative to our revenue will be negatively impacted.

Sale of Cracked Business

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc. for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us on the 15-month anniversary of the closing date of the sale. Revenue for the Cracked business was $1.6 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The Cracked business had a pre-tax loss of $0.9 million and pre-tax income of $0.7 million for the three months ended March 31, 2016 and 2015, respectively, not including allocations of corporate costs.

Revenue

For the three months ended March 31, 2016 and 2015, we reported revenue of $27.0 million and $33.2 million, respectively. For the three months ended March 31, 2016 and 2015, Content & Media revenue accounted for 50% and 68% of our total revenue, respectively, and Marketplaces revenue accounted for 50% and 32% of our total revenue, respectively.

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

•	Revenue per visit (“RPV”): We define RPV as Content & Media revenue per one thousand visits.

Marketplaces Metrics

•	Number of transactions: We define transactions as the total number of successfully completed transactions during the applicable period.

•	Average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period by the number of transactions in that period.

The following table sets forth our key business metrics for the periods presented:

	Three months ended
	March 31,
	2016	2015	% Change
Content & Media Metrics(1):
Visits (in thousands)	785,979	943,438	(17)%
Revenue per Visit	$17.18	$23.87	(28)%
Marketplaces Metrics(1):
Number of Transactions	227,202	182,179	25%
Average Revenue per Transaction	$59.25	$58.65	1%
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

Product Revenue

The terms with our shipping vendors are FOB destination and we therefore recognize product revenue from sales of Society6 products upon delivery, net of estimated returns based on historical experience. Product revenue for Society6 is recognized net of sales allowances and return allowances. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our customers pursuant to revenue-sharing arrangements where we are the primary obligor. In the near term, we expect service costs to decrease as a percentage of revenue primarily as a result of lower personnel expense.

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

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to drive growth in our product and service offerings. We currently anticipate that our sales and marketing expenses will increase in the near term as a percentage of revenue as we grow our marketing activities across our Marketplaces offerings.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our corporate executive, legal, finance, human resources and information technology organizations and facilities-related expenditures, as well as third-party professional fees and insurance. Professional fees are largely comprised of outside legal, audit and information technology consulting. In the first quarter of 2016, we reclassified certain personnel costs, including stock-based compensation, primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. We currently anticipate that general and administrative expenses will decrease in the near term as a percentage of revenue due to managed reduction of expenses.

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

Goodwill

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Goodwill is tested at the reporting unit level and as of March 31, 2016, we have two reporting units: content and media and marketplaces. As of March 31, 2016, our goodwill balance related entirely to our marketplaces reporting unit.

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

Interest Income (Expense), Net

Interest income consists primarily of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

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

We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States federal and certain state and foreign deferred tax assets. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. However, if all or a portion of our net operating loss carryforwards are subject to limitation because we experience an ownership change, our future cash flows could be adversely impacted due to increased tax liability.

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

We believe that the assumptions and estimates associated with our revenue recognition; accounts receivable and allowance for doubtful accounts; goodwill; capitalization and useful lives associated with our intangible assets; income taxes; stock-based compensation; and the recoverability of our long-lived assets, including our media portfolio; have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2015 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2015 Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2016	2015
Revenue:
Service revenue	$14,505	$23,225
Product revenue	12,464	9,985
Total revenue	26,969	33,210
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)(3)	8,171	10,149
Product costs	8,507	6,834
Sales and marketing(1)(2)(3)	5,995	4,794
Product development(1)(2)(3)	5,614	7,036
General and administrative(1)(2)(3)	8,530	9,349
Amortization of intangible assets	3,032	4,711
Total operating expenses	39,849	42,873
Loss from operations	(12,880)	(9,663)
Interest income	2	180
Interest expense	—	(71)
Other income, net	980	2,827
Loss from operations before income taxes	(11,898)	(6,727)
Income tax expense	(11)	(22)
Net loss	$(11,909)	$(6,749)

(1) Depreciation expense included in the above line items:
Service costs	$1,464	$1,497
Sales and marketing	13	20
Product development	41	57
General and administrative	1,181	1,265
Total depreciation	$2,699	$2,839

(2) Stock-based compensation included in the above line items(3):
Service costs	$262	$314
Sales and marketing	208	199
Product development	399	718
General and administrative	1,050	1,004
Total stock-based compensation	$1,919	$2,235

(3)   In the first quarter of 2016, we reclassified certain personnel costs (including stock-based compensation), primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have also been reclassified to conform to the current period presentation, resulting in the following changes in our condensed consolidated statements of operations for the three months ended March 31, 2015: (i) a decrease of $1.0 million in general and administrative expense; and (ii) increases of $0.7 million in product development expense, $0.2 million in sales and marketing expense, and $0.1 million in service costs.

As a percentage of revenue:

	Three months ended March 31,
	2016	2015
Revenue:
Service revenue	53.8%	69.9%
Product revenue	46.2%	30.1%
Total revenue	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	30.3%	30.1%
Product costs	31.6%	20.6%
Sales and marketing	22.3%	13.9%
Product development	20.8%	19.1%
General and administrative	31.6%	31.2%
Amortization of intangible assets	11.2%	14.2%
Total operating expenses	147.8%	129.1%
Loss from operations	(47.8)%	(29.1)%
Interest income	—%	0.5%
Interest expense	—%	(0.2)%
Other income, net	3.7%	8.5%
Loss from operations before income taxes	(44.1)%	(20.3)%
Income tax expense	—%	—%
Net loss	(44.1)%	(20.3)%

Revenue

Revenue by service offering was as follows (in thousands):

	Three months ended
	March 31,
	2016	2015	% Change
Content & Media	$13,507	$22,525	(40)%
Marketplaces	13,462	10,685	26%
Total revenue	$26,969	$33,210	(19)%

Content & Media Revenue

Content & Media revenue decreased by $9.0 million, a 40% decline to $13.5 million for the three months ended March 31, 2016, as compared to $22.5 million for the same period in 2015. Visits decreased by 17% to 786 million visits in the three months ended March 31, 2016 from 943 million visits in the three months ended March 31, 2015 driven primarily by declines in desktop visits, particularly on eHow, in part due to management’s decision to remove certain content and ad units on some of our properties, as well as divestitures of non-core online properties. RPV decreased by 28%, to $17.18 in the three months ended March 31, 2016 from $23.87 in the three months ended March 31, 2015, primarily due to lower ad monetization yields and a shift to a higher mix of mobile traffic with lower RPV than desktop visits.

Marketplaces Revenue

Marketplaces revenue increased by $2.8 million, a 26% increase to $13.5 million for the three months ended March 31, 2016, as compared to $10.7 million for the same period in 2015. The number of transactions increased 25% to 227,202 in the three months ended March 31, 2016 from 182,179 in the same period in 2015, primarily driven by new product introductions, increased conversion of visits to purchases, traffic growth and increased mobile revenue on Society6. Marketplaces average revenue per transaction was $59.25 for the three months ended March 31, 2016, increasing 1% from $58.65 in the same period in 2015.

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015(1)	% Change
Service costs (exclusive of amortization of intangible assets)	$8,171	$10,149	(19)%
Product costs	8,507	6,834	24%
Sales and marketing	5,995	4,794	25%
Product development	5,614	7,036	(20)%
General and administrative	8,530	9,349	(9)%
Amortization of intangible assets	3,032	4,711	(36)%

(1)

In the first quarter of 2016, we reclassified certain personnel costs (including stock-based compensation) primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have also been reclassified to conform to the current period presentation, resulting in the following changes in our condensed consolidated statements of operations for the three months ended March 31, 2015: (i) a decrease of $1.0 million in general and administrative expense; and (ii) increases of $0.7 million in product development expense, $0.2 million in sales and marketing expense, and $0.1 million in service costs.

Service Costs

Service costs for the three months ended March 31, 2016 decreased by $2.0 million, or 19%, to $8.2 million compared to $10.1 million for the same period in 2015. The decrease was primarily due to decreases of $1.0 million in personnel and related costs, $0.6 million in information technology expense, and $0.4 million in content renovation costs.

Product Costs

Product costs for the three months ended March 31, 2016 increased by $1.7 million, or 24%, to $8.5 million, as compared to $6.8 million for the same period in 2015. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Sales and Marketing

Sales and marketing expenses increased by $1.2 million, or 25%, to $6.0 million for the three months ended March 31, 2016 from $4.8 million for the same period in 2015. The increase was primarily driven by increases of $0.8 million related to marketing activities primarily for our marketplaces businesses, $0.3 million in personnel and related costs, and $0.1 million in consulting fees.

Product Development

Product development expenses decreased by $1.4 million, or 20%, to $5.6 million for the three months ended March 31, 2016 compared to $7.0 million in the same period in 2015, primarily due to a decrease of $1.3 million in personnel and related costs driven by the sale of Pluck and headcount reductions, partially offset by higher personnel and related costs from new hires.

General and Administrative

General and administrative expenses decreased by $0.8 million, or 9%, to $8.5 million during the three months ended March 31, 2016 compared to $9.3 million in the same period in 2015. The decrease was primarily due to decreases of $0.7 million in legal and audit fees, $0.4 million in facilities and related costs, $0.1 million in consulting fees, and $0.1 million in depreciation. These decreases were partially offset by an increase of $0.5 million in personnel and related costs.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2016 decreased by $1.7 million, or 36%, to $3.0 million compared to $4.7 million in the same period in 2015. The decrease was primarily due to the removal of certain content units from our media properties during the second quarter of 2015, as well as lower amortization as a result of intangible assets disposed of in connection with the sale of our Pluck business in February 2015.

Interest Income (Expense), Net

Net interest income was approximately $0.2 million for the three months ended March 31, 2016, primarily related to interest income paid to us on our money market funds which are included in cash and cash equivalents. Net interest income for the three months ended March 31, 2015 was $0.1 million, resulting from interest income on the promissory note we received in July 2014 as part of the consideration for the sale of CoveritLive, offset by interest expense on an acquisition holdback that was part of the consideration for our purchase of Society6. The holdback amount was fully repaid in July 2015 upon expiration of the holdback period.

Other Income, Net

Net other income for the three months ended March 31, 2016 decreased by $1.8 million, or 65%, to $1.0 million compared to $2.8 million for the same period in 2015. The decrease was primarily due to the higher gain on sale recorded for our Pluck business during the 2015 period as compared to the gain on sale recorded for the sale of one of our non-core online properties during the three months ended March 31, 2016.

Income Tax Benefit (Expense)

Income tax expense was less than $0.1 million for each of the three months ended March 31, 2016 and 2015. Income tax expense for the three months ended March 31, 2016 and 2015 primarily related to minimal state and foreign income tax expenses.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income (loss) in that it excludes net interest expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization and stock-based compensation.

Adjusted EBITDA is one of the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, because it excludes certain expenses that management believes are not indicative of our core operating results. Management believes that the exclusion of these expenses provides a useful measure for period-to-period comparisons of our underlying core revenue and operating costs that is focused more closely on the current costs necessary to operate our businesses and reflects our ongoing business in a manner that allows for meaningful analysis of trends. In addition, management believes that excluding certain non-cash charges can be useful because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. Adjusted EBITDA is also one of the primary measures management uses to prepare and update our short and long term financial and operational plans and to evaluate investment decisions. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers, equity research analysts and other users of our financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Net loss	$(11,909)	$(6,749)
Add (deduct):
Income tax (benefit) expense	11	22
Interest and other (income) expense, net	(982)	(2,936)
Depreciation and amortization(1)	5,731	7,550
Stock-based compensation(2)	1,919	2,235
Acquisition, disposition and realignment costs(3)	175	346
Adjusted EBITDA	$(5,055)	$468

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(2)	Represents the fair value of stock-based awards granted to employees as included in our GAAP results of operations.
(3)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities and (b) employee severance and other payments attributable to acquisition, disposition or corporate realignment activities.

Liquidity and Capital Resources

As of March 31, 2016, we had $30.5 million of cash and cash equivalents. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash. We received cash proceeds of $35.1 million on the closing date and the remaining $3.9 million was placed into escrow to cover any of our post-closing indemnification obligations for a period of 15 months. During the three months ended March 31, 2016, we also sold one of our non-core online properties for $1.0 million in cash, of which $0.7 million was received in March 2016 and $0.3 million will be received following the completion of certain post-closing transition matters.

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash we generate from our operations and cash received from asset dispositions. Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our previous credit facilities. We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a credit facility, selling certain assets or issuing equity, equity-related or debt securities. We do not currently have an available line of credit and our shelf registration statement previously filed with the SEC expired in October 2015.

Since our inception, we have used significant cash to make strategic acquisitions to grow our business, including the acquisitions of Society6 in June 2013 and Saatchi Art in August 2014. We have also generated cash by disposing of certain businesses. In addition to the dispositions discussed above, we sold (i) our Pluck social media business in February 2015 for $3.8 million in cash after working capital adjustments; (ii) certain non-core online properties during the year ended December 31, 2015 for a total of $1.2 million; and (iii) our Creativebug and CoveritLive businesses in July 2014 for approximately $10.0 million and $10.1 million, respectively. We may make further acquisitions and dispositions in the future.

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

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(6,900)	$(2,415)
Net cash (used in) provided by investing activities	$(667)	$2,195
Net cash used in financing activities	$(491)	$(283)

Cash Flows from Operating Activities

Three months ended March 31, 2016

Net cash used in our operating activities during the three months ended March 31, 2016 was $6.9 million. Our net loss during the period was $11.9 million, which included non-cash charges of $7.6 million related to depreciation, amortization and stock-based compensation, partially offset by gain on disposal of businesses and online properties of $1.0 million. Cash flow from operating activities was also impacted by a decrease in our working capital, including changes in accounts payable, accrued expenses and other liabilities, other long-term assets and deferred revenue of $3.9 million, offset in part by changes in accounts receivable, prepaid expenses and other current assets of $2.3 million. The decreases in accrued expenses and other liabilities and accounts payable were primarily due to the timing of payments and collections.

Three months ended March 31, 2015

Net cash used in our operating activities was $2.4 million. Our net loss during the period was $6.7 million, which included non-cash charges of $9.8 million related to depreciation, amortization and stock-based compensation, partially offset by gain on disposal of businesses and online properties of $2.9 million. The remainder of our uses of net cash flow from operating activities was from changes in our working capital, including changes in accounts payable, accrued expenses and other liabilities, prepaid expenses and other assets and deferred revenue of $5.4 million, offset in part by changes in accounts receivable of $2.9 million. The decrease in accrued expenses, accounts payable and accounts receivable was primarily due to the timing of payments and collections.

Cash Flows from Investing Activities

Three months ended March 31, 2016

Net cash used in investing activities was $0.7 million during the three months ended March 31, 2016. Cash used in investing activities for the three months ended March 31, 2016 included investments in property and equipment of $1.5 million, partially offset by cash inflows of $0.7 million from the sale of one of our non-core online media properties and $0.1 million from restricted deposits.

Three months ended March 31, 2015

Net cash provided by investing activities was $2.2 million during the three months ended March 31, 2015. Cash provided by investing activities for the three months ended March 31, 2015 was primarily comprised of $3.8 million from the sale of our Pluck business, partially offset by investments in property and equipment of $1.8 million.

Cash Flows from Financing Activities

Three months ended March 31, 2016

Net cash used in financing activities was $0.5 million during the three months ended March 31, 2016. Cash used in financing activities for the three months ended March 31, 2016 was primarily comprised of $0.5 million of costs related to net taxes paid on employee stock options exercises and restricted stock units vesting.

Three months ended March 31, 2015

Net cash used in financing activities was $0.3 million during the three months ended March 31, 2015, primarily comprised of costs related to net taxes paid on employee stock options exercises and restricted stock units vesting.

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any off balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2016 and 2015, we used $1.5 million and $1.8 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. The decrease is primarily due to lower expenditures related to internally developed software. We currently anticipate making capital expenditures of between $2 million and $6 million during the remainder of the year ending December 31, 2016.

Recent Accounting Pronouncements

See Note 2 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Concentrations of Credit Risk

As of March 31, 2016, our cash and cash equivalents were maintained primarily with six major U.S. financial institutions and three foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	March 31, 2016	December 31, 2015
Google, Inc.	36%	26%

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

Item 1A.RISK FACTORS

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our 2015 Annual Report, which is available at www.sec.gov and at ir.demandmedia.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2015 Annual Report could materially affect our business, financial condition and/or future results.  The risk factors described in the 2015 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. There have been no material changes to the risk factors set forth in the 2015 Annual Report.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended March 31, 2016.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMAND MEDIA, INC.

By:	/s/ Sean Moriarty
Name:	Sean Moriarty
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rachel Glaser
Name:	Rachel Glaser
Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2016

Exhibit Index

Exhibit No	Description of Exhibit

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

2.3

Asset Purchase Agreement, dated April 8, 2016, by and among Demand Media, Inc., a Delaware corporation, Scripps Media, Inc., a Delaware corporation, and, solely with respect to Section 10.15, The E.W. Scripps Company, an Ohio corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).

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

10.1 †

Amended and Restated Employment Agreement, dated as of January 5, 2016, by and between Demand Media, Inc. and Sean Moriarty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2016).

10.2 †

Demand Media, Inc. Outside Director Compensation Program (updated as of February 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016).

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan, contract or arrangement.