Form 10-Q
period 2016-06-30
DEMAND MEDIA INC.
filed 2016-08-04
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July  28, 2016, there were 20,388,414 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$60,927	$38,570
Accounts receivable, net	7,201	10,469
Prepaid expenses and other current assets	3,470	4,989
Total current assets	71,598	54,028
Property and equipment, net	11,980	14,568
Intangible assets, net	15,194	21,332
Goodwill	10,358	10,358
Other assets	4,950	1,173
Total assets	$114,080	$101,459

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,838	$1,973
Accrued expenses and other current liabilities	12,651	15,169
Deferred revenue	2,456	2,933
Total current liabilities	16,945	20,075
Deferred tax liability	—	551
Other liabilities	1,683	1,713
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 21,240 issued and 20,438 shares outstanding at June 30, 2016 and 20,956 issued and 20,154 shares outstanding at December 31, 2015	2	2
Additional paid-in capital	509,379	505,603
Accumulated other comprehensive loss	(93)	(91)
Treasury stock at cost, 802 at June 30, 2016 and December 31, 2015	(30,767)	(30,767)
Accumulated deficit	(383,069)	(395,627)
Total stockholders’ equity	95,452	79,120
Total liabilities and stockholders’ equity	$114,080	$101,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$12,430	$20,067	$26,935	$43,292
Product revenue	12,005	9,701	24,469	19,686
Total revenue	24,435	29,768	51,404	62,978
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	6,676	9,550	14,847	19,699
Product costs	8,290	6,768	16,797	13,602
Sales and marketing	7,254	4,947	13,249	9,741
Product development	5,348	6,571	10,962	13,607
General and administrative	7,422	9,234	15,952	18,583
Amortization of intangible assets	3,114	7,225	6,146	11,936
Total operating expenses	38,104	44,295	77,953	87,168
Loss from operations	(13,669)	(14,527)	(26,549)	(24,190)
Interest income	23	181	25	361
Interest expense	—	(71)	—	(142)
Other income, net	38,182	19	39,162	2,846
Income (loss) before income taxes	24,536	(14,398)	12,638	(21,125)
Income tax expense	(69)	(10)	(80)	(32)
Net income (loss)	$24,467	$(14,408)	$12,558	$(21,157)

Net income (loss) per share
Basic	$1.20	$(0.73)	$0.62	$(1.07)
Diluted	$1.18	$(0.73)	$0.61	$(1.07)

Weighted average number of shares
Basic	20,389	19,841	20,301	19,807
Diluted	20,679	19,841	20,518	19,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$24,467	$(14,408)	$12,558	$(21,157)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3)	(15)	(2)	(9)
Comprehensive income (loss)	$24,464	$(14,423)	$12,556	$(21,166)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2015	20,154	$2	$505,603	$(30,767)	$(91)	$(395,627)	$79,120
Issuance of stock under employee stock awards and other	284	—	91	—	—	—	91
Tax withholdings related to vesting of share-based payments	—	—	(994)	—	—	—	(994)
Stock-based compensation expense	—	—	4,679	—	—	—	4,679
Foreign currency translation adjustment	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	12,558	12,558
Balance at June 30, 2016	20,438	$2	$509,379	$(30,767)	$(93)	$(383,069)	$95,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$12,558	$(21,157)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,588	17,209
Stock-based compensation	4,438	4,124
Gain on disposal of businesses and online properties	(39,149)	(2,908)
Other	102	199
Change in operating assets and liabilities, net of effect of disposals:
Accounts receivable, net	3,118	4,360
Prepaid expenses and other current assets	629	(394)
Other long-term assets	(17)	(132)
Accounts payable	(20)	(3,858)
Accrued expenses and other liabilities	(2,379)	(3,903)
Deferred revenue	(153)	(149)
Net cash used in operating activities	(10,285)	(6,609)
Cash flows from investing activities
Purchases of property and equipment	(2,539)	(2,586)
Purchases of intangible assets	(4)	(56)
Cash received from disposal of businesses and online properties, net of cash disposed	35,906	3,831
Other	184	205
Net cash provided by investing activities	33,547	1,394
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	91	248
Net taxes paid on restricted stock units and options exercised	(994)	(440)
Other	—	(112)
Net cash used in financing activities	(903)	(304)
Effect of foreign currency on cash and cash equivalents	(2)	(9)
Change in cash and cash equivalents	22,357	(5,528)
Cash and cash equivalents, beginning of period	38,570	47,820
Cash and cash equivalents, end of period	$60,927	$42,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Company Background and Overview

Demand Media, Inc. (“Demand Media” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified Internet company that builds platforms across our marketplaces and media properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two service offerings: Marketplaces and Content & Media.

Marketplaces

Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer and home décor products such as art prints, phone and tablet cases, t-shirts, and throw pillows. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world.

Content & Media

Our Content & Media service offering includes our leading owned and operated online properties that publish media content, including text articles, videos, photographs and designed visual formats. This content is published across several key categories on eHow, a do-it-yourself and how-to reference destination; Livestrong.com, a health and healthy living destination; and certain other online properties focused on specific interests. Our Content & Media service offering also includes our studioD business, which is comprised of our content channels and custom content businesses. Our content channels business creates content for third-party publishers that is primarily posted on sub-domains of those publishers’ websites that are hosted by us, while our custom content business develops content for brands.  In June 2016, we took certain actions to streamline our studioD business and better integrate the business into our broader Content & Media service offering. Following this realignment, the custom content business will focus on creating sponsored content and native advertising campaigns for brands using a more integrated approach that includes distribution of the custom content on our owned and operated online properties.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015, the condensed consolidated statements of cash flows for the six month periods ended June 30, 2016 and 2015 and the condensed consolidated statement of stockholders’ equity for the six month period ended June 30, 2016 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of June 30, 2016, our results of operations for the three and six month periods ended June 30, 2016 and 2015, and our cash flows for the six month periods ended June 30, 2016 and 2015. The results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the first quarter of 2016, we reclassified certain personnel costs, including stock-based compensation, primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have been reclassified to conform to the current period presentation, resulting in the following changes in our condensed consolidated statement of operations for the three and six month periods ended June 30, 2015, respectively: (i) decreases of $0.7 million and $1.7 million in general and administrative expense; (ii) increases of $0.5 million and $1.2 million in product development expense; (iii) increases of $0.2 million and $0.4 million in sales and marketing expense; and (iv) increases of less than $0.1 million and $0.2 million in service costs.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required the Company to adopt this standard beginning in the first quarter of fiscal 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company has the option to not adopt the standard until the first quarter of fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting Measurement-Period Adjustments. This update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Under this update, the adjustments are recognized in the reporting period in which the adjustment amounts are determined. This update is effective for the Company commencing in the first quarter of fiscal 2016 and should be applied prospectively. The Company adopted the standard effective January 1, 2016, and there has been no impact to the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amended guidance requires an entity to present deferred tax assets and liabilities as noncurrent in the statement of financial position. The amended guidance is effective for the Company commencing in the first quarter of fiscal 2018. Early adoption is permitted and the guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company elected to prospectively adopt the standard effective January 1, 2016 and believes the application of the guidance simplifies and improves the usefulness of deferred tax information for users of the Company’s financial statements. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for the Company commencing in the first quarter of fiscal 2019 and must be adopted using a modified retrospective transition, and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for the Company commencing in the first quarter of fiscal 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computers and other related equipment	$8,621	$16,588
Purchased and internally developed software	26,312	34,868
Furniture and fixtures	1,467	1,423
Leasehold improvements	6,704	7,296
	43,104	60,175
Less accumulated depreciation	(31,124)	(45,607)
Property and equipment, net	$11,980	$14,568

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of approximately $0.3 million for each of the three month periods ended June 30, 2016 and 2015, and $1.2 million and $0.6 million for the six month periods ended June 30, 2016 and 2015, respectively, is shown by classification below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service costs	$864	$1,125	$2,328	$2,622
Sales and marketing	13	17	26	37
Product development	33	50	74	107
General and administrative	833	1,242	2,014	2,507
Total depreciation	$1,743	$2,434	$4,442	$5,273

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2016
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,628	$(1,267)	$361
Artist relationships	11,719	(10,077)	1,642
Media content	93,613	(86,240)	7,373
Technology	5,854	(3,356)	2,498
Non-compete agreements	217	(197)	20
Trade names	7,140	(3,840)	3,300
	$120,171	$(104,977)	$15,194

	December 31, 2015
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,628	$(1,107)	$521
Artist relationships	11,719	(8,340)	3,379
Media content	95,785	(85,018)	10,767
Technology	5,854	(2,842)	3,012
Non-compete agreements	217	(160)	57
Trade names	7,150	(3,554)	3,596
	$122,353	$(101,021)	$21,332

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service costs	$1,786	$5,879	$3,486	$8,714
Sales and marketing	948	949	1,897	1,965
Product development	246	246	493	947
General and administrative	134	151	270	310
Total amortization	$3,114	$7,225	$6,146	$11,936

Service costs include accelerated amortization charges of $0.4 million and $3.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively, as a result of removing certain assets from service.

5. Other Assets

As of June 30, 2016, we had $5.0 million of long-term assets, comprised primarily of $3.9 million in cash from the sale of our Cracked business that was placed into escrow to secure certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. Our long-term assets also include $1.0  million of cash that collateralizes a standby letter of credit associated with the lease of our headquarters office.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued payroll and related items	$4,535	$5,916
Artist payables	2,315	2,816
Other	5,801	6,437
Accrued expenses and other current liabilities	$12,651	$15,169

During the six months ended June 30, 2016, we recognized severance costs of $1.7 million in connection with targeted headcount reductions, primarily as a result of actions taken in June 2016 to streamline our studioD business and better integrate this business into our broader Content & Media service offering. These severance costs were recognized in the condensed consolidated statements of operations as follows: $0.7 million in sales and marketing costs, $0.6 million in product development costs, $0.3 million in service costs, and $0.1 million in general and administrative costs. As of June 30, 2016, there was $1.0 million of accrued severance costs included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. We expect the remaining severance accrual to be paid during the third quarter of 2016.

Changes to the severance accrual during the six months ended June 30, 2016 are as follows (in thousands):

Balance at December 31, 2015	$485
New charges	1,690
Cash payments	(1,155)
Balance at June 30, 2016	$1,020

7. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases, and as of June 30, 2016, these leases have non-cancelable periods ending between February 2018 and February 2020.

Litigation

From time to time, we are a party to various legal matters incidental to the conduct of our business. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake a  review of us or our filings. In evaluating the exposure associated with various tax filing positions, we accrue charges for possible exposures.

Indemnification

In the normal course of business, we have provided certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions or contractual commitments. These indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of Delaware, indemnifications related to our lease agreements and indemnifications to sellers or buyers in connection with acquisitions and dispositions, respectively. In addition, our advertiser, content creation and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities.

8. Income Taxes

Income tax expense for each of the six month periods ended June 30, 2016 and 2015 was less than $0.1 million.

Our effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in our valuation allowance. As a result of the sale of the Cracked business, we recognized a book income of $38.1 million, recorded in other income, net. We expect to utilize our existing federal and state net operating losses, as well as alternative minimum tax losses carryforwards, to offset any taxable income associated with the gain resulting from the sale of the Cracked business. If all or a portion of our net operating loss carryforwards are subject to limitation because it is determined that we had previously experienced an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended, our future cash flows could be adversely impacted due to increased tax liability.

We reduce our deferred tax assets resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Due to the limitation associated with deferred tax liabilities from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As we have insufficient history of generating income, the ultimate future realization of these excess deferred tax assets is not more likely than not and is thus subject to a valuation allowance. Accordingly, we have established a full valuation allowance against our deferred tax assets.

We are subject to the accounting guidance for uncertain income tax positions. We believe it is more likely than not that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments which could result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the six months ended June  30, 2016 or 2015, and we do not expect our uncertain tax position to change materially during the next twelve months.

We file tax returns in the United States, at both the federal and state level, and in several foreign jurisdictions. The tax years 2008 to 2015 remain subject to examination by the Internal Revenue Service and most tax years since our incorporation are subject to examination by various state authorities.

9. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015 (1)	2016	2015 (1)
Service costs	$650	$310	$912	$624
Sales and marketing	233	153	441	352
Product development	517	461	916	1,179
General and administrative	1,119	965	2,169	1,969
Total stock-based compensation	$2,519	$1,889	$4,438	$4,124

(1)

Certain 2015 personnel costs, including stock-based compensation, were reclassified out of general and administrative to service costs, sales and marketing and product development to conform to 2016 presentation. See Note 2 for additional information.

During the three months ended June 30, 2016, we accelerated the vesting of certain stock awards in connection with the sale of our Cracked business, resulting in approximately $0.8 million in stock-based compensation expense.

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2015	3,199
Options granted	147
Options exercised	(20)
Options forfeited or cancelled	(341)
Outstanding at June 30, 2016	2,985

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2015	977
Granted	1,796
Vested	(449)
Forfeited	(307)
Unvested at June 30, 2016	2,017

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. We previously suspended the ESPP after the November 2015 purchase after considering the benefits and participation rates in the ESPP. We restarted offerings under the ESPP in May 2016. The ESPP currently provides for a 12-month offering period which is comprised of two consecutive six-month purchase periods, one from May to November and the other from November to May. A maximum of 500 shares of common stock may be purchased by each participant during each six-month purchase period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 12-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 41% and 48% for each of the two purchase periods in the current offering period. The expense recognized in relation to the ESPP was not material for each of the six month periods ended June 30, 2016 and 2015. Approximately 1.7 million shares of common stock remained authorized for issuance under the ESPP at June 30, 2016.

10. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. As of June 30, 2016, approximately $19.2 million remained available under the repurchase plan. In June 2016, we disclosed that we are considering repurchasing up to $5.0 million of our common stock through the end of 2016 and, subsequent to June 30, 2016, we re-initiated purchases of our common stock under the stock repurchase plan. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of June 30, 2016, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

11. Acquisitions and Dispositions

Dispositions

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc. for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. Revenue for the Cracked business for the three and six month periods ended June 30, 2016 (through the sale date of April 12, 2016) was $0.2 million and $1.8 million, respectively. The Cracked business had a pre-tax loss of $1.0 million and $1.9 million for the three and six month periods ended June 30, 2016 (through the sale date of April 12, 2016), respectively, excluding allocations for corporate costs and including stock-based compensation expense incurred in connection with the sale. Revenue for the Cracked business for the three and six month periods ended June 30, 2015 was $2.9 million and $5.4 million, respectively. The Cracked business had pre-tax income of $1.0 million and $1.6 million for the three and six month periods ended June 30, 2015, respectively, excluding allocations for corporate costs. The sale did not meet the definition of discontinued operations under ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

As a result of the sale of the Cracked business, we recognized a gain of $38.1 million, recorded in other income, net, which included $0.6 million in net assets sold and $0.3 million in transaction costs incurred in connection with the sale. We expect to utilize our existing net operating losses to offset the income tax associated with the gain resulting from the sale of the Cracked business. If all or a portion of our net operating loss carryforwards are subject to limitation because it is determined that we had previously experienced an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended, our future cash flows could be adversely impacted due to increased tax liability.

In addition, during the six months ended June 30, 2016, we sold one of our non-core online properties for total consideration of $1.0 million, resulting in a gain of $1.0 million, recorded in other income, net. During the six months ended June 30, 2015, we sold our Pluck social media business for $3.8 million in cash after working capital adjustments, resulting in a gain of $2.1 million.

12. Business Segments

We operate in one operating segment. Our chief operating decision maker (the “CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for the Marketplaces and Content & Media service offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of our principal operations and assets are located in the United States.

Revenue derived from our Marketplaces and Content & Media service offerings is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Marketplaces	$13,409	$10,507	$26,871	$21,192
Content & Media	11,026	19,261	24,533	41,786
Total revenue	$24,435	$29,768	$51,404	$62,978

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Domestic	$19,526	$25,357	$41,506	$54,125
International	4,909	4,411	9,898	8,853
Total revenue	$24,435	$29,768	$51,404	$62,978

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

We have Level 1 financial assets measured at fair value consisting of money market funds in the amount of $5.0 million as of June 30, 2016 and December 31, 2015. These assets are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$24,467	$(14,408)	$12,558	$(21,157)

Weighted average common shares outstanding—basic	20,389	19,841	20,301	19,807
Dilutive effect of common stock equivalents	290	—	217	—
Weighted average common shares outstanding—diluted	20,679	19,841	20,518	19,807

Earnings (loss) per share
Basic	$1.20	$(0.73)	$0.62	$(1.07)
Diluted	$1.18	$(0.73)	$0.61	$(1.07)

For the three months ended June 30, 2016 and 2015, we excluded 3.3 million and 4.2 million shares, respectively, and for the six months ended June 30, 2016 and 2015, we excluded 3.4 million and 4.1 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

15. Subsequent Events

On July 7, 2016, we completed the acquisition of the entire issued share capital of Other Art Fairs Ltd, which operates as The Other Art Fair, for consideration of £1.1 million (approximately $1.5 million) in cash, excluding deferred consideration of up to £315,000 in cash. The Other Art Fair is a leading London-based art fair for discovering emerging artists that currently presents fairs in London, Bristol and Sydney. The Other Art Fair will operate as part of our Marketplaces service offering, complementing our Saatchi Art business. We are currently in the process of allocating the purchase price to the individual assets and liabilities acquired.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Demand Media,” the “Company,” “our,” “we,” or “us” and similar terms include Demand Media, Inc. and its subsidiaries, unless the context indicates otherwise. “Demand Media” and other trademarks of ours appearing in this report are our property. This report may contain additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2015 Annual Report, which was filed with the SEC on March 1, 2016, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2015 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we currently expect.

Overview

We are a diversified Internet company that builds platforms across our marketplaces and media properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. In addition, our branded content creation and diverse advertising offerings help advertisers find innovative ways to engage with their customers.

Our business is comprised of two service offerings: Marketplaces and Content & Media.

Marketplaces

Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer and home décor products such as art prints, phone and tablet cases, t-shirts and throw pillows. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world.

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

Content & Media

Our Content & Media service offering includes our leading owned and operated online properties that publish media content including text articles, videos, photographs and designed visual formats. This content is published across several key categories on eHow, a do-it-yourself and how-to reference destination; Livestrong.com, a health and healthy living destination; and certain other online properties focused on specific interests. Our Content & Media service offering also includes our studioD business, which is comprised of our content channels and custom content businesses. Our content channels business creates content for third-party publishers that is primarily posted on sub-domains of those publishers’ websites that are hosted by us, while our custom content business develops content for brands, with a focus on creating sponsored content and native advertising campaigns that include distribution on our owned and operated online properties.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our online properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates.  Since 2011, the total number of visits to our properties, particularly eHow, has substantially declined due to lower search engine referrals resulting from ongoing changes to search engine algorithms by Google, Yahoo! and Bing, as well as our decision to remove low quality and duplicative content.  We have also experienced lower ad monetization due to industry declines in cost-per-click ad rates and our decision to reduce the number of ads per page on certain articles. In addition, visits across our online properties continue to shift from desktop to mobile, with ad unit rates for mobile generally lower than desktop. Future changes to search engine algorithms that negatively impact the volume of referral traffic, continued declines in ad unit rates, or increased availability of ad blocking software, particularly on mobile devices, could result in a material adverse effect to our business and results of operations.

As evidenced by the increased number of visits to Livestrong.com in the quarter ended June 30, 2016, as compared to the prior year period, we believe that there are opportunities to increase the number of visits to our online properties from direct visits, social media and search engine referrals by building high-quality products that provide a better user experience and lead to increased engagement. In order to improve the quality of our products, we have redesigned our websites; refined our content library; rationalized ad unit density; and developed a greater variety of content formats, particularly formats better suited for mobile devices. We are also working with a network of contributors and influencers to create more authoritative and engaging content. These changes could negatively impact revenue and increase our operating expenses in the near term, but we believe that by providing consumers with an improved user and content experience, we will be able to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe that there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored content.  However, if the overall ad unit rates we receive continue to decline, we could experience lower advertising revenue even if the number of visits to our properties increases.

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

Sale of Cracked Business

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc. for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. Revenue for the Cracked business for the three and six month periods ended June 30, 2016 (through the sale date of April 12, 2016) was $0.2 million and $1.8 million, respectively. The Cracked business had a pre-tax loss of $1.0 million and $1.9 million for the three and six month periods ended June 30, 2016 (through the sale date of April 12, 2016), respectively, excluding allocations for corporate costs and including stock-based compensation expense resulting from the sale. Revenue for the Cracked business for the three and six month periods ended June 30, 2015 was $2.9 million and $5.4 million, respectively. The Cracked business had pre-tax income of $1.0 million and $1.6 million for the three and six month periods ended June 30, 2015, respectively, excluding allocations for corporate costs.

StudioD Realignment

In June 2016, we took certain actions to streamline our studioD business and better integrate the business into our broader Content & Media service offering. As part of the studioD realignment, we reduced the staffing within our studioD business by 35 full-time employees and the remaining studioD employees were integrated into our other Content & Media businesses. Following this realignment, the content channels business will continue to create content for third-party publishers, and the custom content business will continue to create content for brands using a more integrated approach that involves creating sponsored content and native advertising campaigns that include distribution on our owned and operated online properties. We are currently focused on retaining as many of our existing relationships as possible but our future revenue may be impacted in the near term. We expect these actions to result in annualized savings of approximately $8 million.

Revenue

For the six months ended June 30, 2016 and 2015, we reported revenue of $51.4 million and $63.0 million, respectively. For the six months ended June 30, 2016 and 2015,  Marketplaces revenue accounted for 52% and 34% of our total revenue, respectively, and Content & Media revenue accounted for 48% and 66% of our total revenue, respectively.

The revenue generated by our Marketplaces service offering has higher costs associated with it as compared to our Content & Media service offering due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. During the six months ended June 30, 2016, a higher percentage of our total revenue was generated by our Marketplaces service offering as compared to the prior year period. If our revenue sources continue to shift from our Content & Media service offering to our Marketplaces service offering, our total costs relative to our revenue will be negatively impacted.

Key Business Metrics

We regularly review a number of business metrics to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. Measures which we believe are the primary indicators of our performance are as follows:

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

•	Revenue per visit (“RPV”): We define RPV as Content & Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Marketplaces Metrics(1):
Number of Transactions	218,704	183,870	19%	445,906	366,049	22%
Average Revenue per Transaction	$61.31	$57.14	7%	$60.26	$57.89	4%
Content & Media Metrics(1):
Visits (in thousands)	645,142	896,846	(28)%	1,431,121	1,840,284	(22)%
Revenue per Visit	$17.09	$21.48	(20)%	$17.14	$22.71	(25)%
(1)

For a discussion of these period-to-period changes in the number of transactions, average revenue per transaction, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.

Basis of Presentation

Revenue

Our revenue is primarily derived from products and services sold through our online marketplaces and from sales of advertising.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT”), sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Content & Media

We generate Content & Media service revenue primarily from advertisements displayed on our online properties and on certain webpages of our content channel customers’ online properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; sponsored content; or advertising links. At times, we enter into revenue-sharing arrangements with our customers, and if we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations and record the revenue-sharing payments to our customers in service costs.

We also generate Content & Media service revenue from the sale or license of media content, including the creation and distribution of content for third-party brands and publishers through our studioD business. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor, we recognize revenue on a net basis.

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

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to drive growth in our product and service offerings. We currently anticipate that our sales and marketing expenses will decrease in the near term as a percentage of revenue as a result of lower personnel expense, partially offset by growth in our marketing activities across our Marketplaces offerings.

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

Severance Costs

During the six months ended June 30, 2016, we recognized severance costs of $1.7 million in connection with targeted headcount reductions, primarily as a result of actions taken to streamline our studioD business and better integrate this business into our broader Content & Media service offering. These severance costs were recognized in the condensed consolidated statements of operations as follows: $0.7 million in sales and marketing costs, $0.6 million in product development costs, $0.3 million in service costs, and $0.1 million in general and administrative costs. As of June 30, 2016, there was $1.0 million of accrued severance costs included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

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

Goodwill

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Goodwill is tested at the reporting unit level and as of June 30, 2016, we have two reporting units: marketplaces and content and media. As of June 30, 2016, our goodwill balance related entirely to our marketplaces reporting unit.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of gains or losses on sales of businesses and transaction gains and losses on foreign currency-denominated assets and liabilities. We expect these gains and losses will vary depending upon whether we dispose of any businesses and movements in underlying currency exchange rates.

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

We believe that the assumptions and estimates associated with our revenue recognition; accounts receivable and allowance for doubtful accounts; goodwill; capitalization and useful lives associated with our intangible assets; income taxes; stock-based compensation; and the recoverability of our long-lived assets, including our media portfolio, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2015 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2015 Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$12,430	$20,067	$26,935	$43,292
Product revenue	12,005	9,701	24,469	19,686
Total revenue	24,435	29,768	51,404	62,978
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)(3)	6,676	9,550	14,847	19,699
Product costs	8,290	6,768	16,797	13,602
Sales and marketing(1)(2)(3)	7,254	4,947	13,249	9,741
Product development(1)(2)(3)	5,348	6,571	10,962	13,607
General and administrative(1)(2)(3)	7,422	9,234	15,952	18,583
Amortization of intangible assets	3,114	7,225	6,146	11,936
Total operating expenses	38,104	44,295	77,953	87,168
Loss from operations	(13,669)	(14,527)	(26,549)	(24,190)
Interest income	23	181	25	361
Interest expense	—	(71)	—	(142)
Other income, net	38,182	19	39,162	2,846
Income (loss) before income taxes	24,536	(14,398)	12,638	(21,125)
Income tax expense	(69)	(10)	(80)	(32)
Net income (loss)	$24,467	$(14,408)	$12,558	$(21,157)

(1) Depreciation expense included in the above line items:
Service costs	$864	$1,125	$2,328	$2,622
Sales and marketing	13	17	26	37
Product development	33	50	74	107
General and administrative	833	1,242	2,014	2,507
Total depreciation	$1,743	$2,434	$4,442	$5,273

(2) Stock-based compensation included in the above line items(3):
Service costs	$650	$310	$912	$624
Sales and marketing	233	153	441	352
Product development	517	461	916	1,179
General and administrative	1,119	965	2,169	1,969
Total stock-based compensation	$2,519	$1,889	$4,438	$4,124

(3)   During the first quarter of 2016, we reclassified certain personnel costs (including stock-based compensation), primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have been reclassified to conform to the current period presentation, resulting in the following changes in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2015, respectively: (i) decreases of $0.7 million and $1.7 million in general and administrative expense; (ii) increases of $0.5 million and $1.2 million in product development expense; (iii) increases of $0.2 million and $0.4 million in sales and marketing expense; and (iv) increases of less than $0.1 million and $0.2 million in service costs.

As a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Service revenue	50.9%	67.4%	52.4%	68.7%
Product revenue	49.1%	32.6%	47.6%	31.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	27.3%	32.0%	28.9%	31.3%
Product costs	33.9%	22.7%	32.7%	21.6%
Sales and marketing	29.7%	16.6%	25.8%	15.5%
Product development	21.9%	22.1%	21.3%	21.6%
General and administrative	30.4%	31.0%	31.0%	29.5%
Amortization of intangible assets	12.7%	24.4%	11.9%	18.9%
Total operating expenses	155.9%	148.8%	151.6%	138.4%
Loss from operations	(55.9)%	(48.8)%	(51.6)%	(38.4)%
Interest income	—%	0.6%	—%	0.5%
Interest expense	—%	(0.2)%	—%	(0.2)%
Other income, net	156.3%	—%	76.2%	4.6%
Income (loss) from operations before income taxes	100.4%	(48.4)%	24.6%	(33.5)%
Income tax expense	(0.3)%	—%	(0.2)%	(0.1)%
Net income (loss)	100.1%	(48.4)%	24.4%	(33.6)%

Revenue

Revenue by service offering was as follows (in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Marketplaces	$13,409	$10,507	28%	$26,871	$21,192	27%
Content & Media	11,026	19,261	(43)%	24,533	41,786	(41)%
Total revenue	$24,435	$29,768	(18)%	$51,404	$62,978	(18)%

Marketplaces Revenue

Marketplaces revenue increased by $2.9 million, a 28% increase, to $13.4 million for the three months ended June 30, 2016, as compared to $10.5 million for the same period in 2015. The number of transactions increased 19% to 218,704 in the three months ended June 30, 2016 from 183,870 in the same period in 2015, primarily due to increased traffic, new product introductions and higher conversion rates. Marketplaces average revenue per transaction was $61.31 for the three months ended June 30, 2016, increasing from $57.14 in the same period in 2015.

Marketplaces revenue increased by $5.7 million, a 27% increase, to $26.9 million for the six months ended June 30, 2016, as compared to $21.2 million for the same period in 2015. The number of transactions increased 22% to 445,906 in the six months ended June 30, 2016 from 366,049 in the same period in 2015, primarily due to increased traffic, new product introductions and higher conversion rates. Marketplaces average revenue per transaction was $60.26 for the six months ended June 30, 2016 increasing from $57.89 in the same period in 2015.

Content & Media Revenue

Content & Media revenue decreased by $8.2 million, a 43% decline, to $11.0 million for the three months ended June 30, 2016, as compared to $19.3 million for the same period in 2015. Visits decreased by 28% to 645 million visits in the three months ended June 30, 2016 from 897 million visits in the same period in 2015 primarily due to the divestitures of certain online properties including Cracked, as well as continued search and related traffic declines, particularly on eHow. RPV decreased by 20%, to $17.09 in the three months ended June 30, 2016 from $21.48 in the same period in 2015, primarily due to a shift to a higher proportion of mobile visits, which have lower RPV than desktop visits, and lower ad monetization yields.

Content & Media revenue decreased by $17.3 million, a 41% decline, to $24.5 million for the six months ended June 30, 2016, as compared to $41.8 million for the same period in 2015. Visits decreased by 22% to 1,431 million visits in the six months ended June 30, 2016 from 1,840 million visits in the same period in 2015 primarily due to the divestitures of certain online properties including Cracked, as well as continued search and related traffic declines, particularly on eHow. RPV decreased by 25%, to  $17.14 in the six months ended June 30, 2016 from $22.71 in the same period in 2015,  primarily due to a shift to a higher proportion of mobile visits, which have lower RPV than desktop visits, and lower ad monetization yields.

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015(1)	% Change	2016	2015(1)	% Change
Service costs (exclusive of amortization of intangible assets)	$6,676	$9,550	(30)%	$14,847	$19,699	(25)%
Product costs	8,290	6,768	22%	16,797	13,602	23%
Sales and marketing	7,254	4,947	47%	13,249	9,741	36%
Product development	5,348	6,571	(19)%	10,962	13,607	(19)%
General and administrative	7,422	9,234	(20)%	15,952	18,583	(14)%
Amortization of intangible assets	3,114	7,225	(57)%	6,146	11,936	(49)%

(1)

During the first quarter of 2016, we reclassified certain personnel costs (including stock-based compensation) primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have been reclassified to conform to the current period presentation, resulting in the following changes in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2015, respectively: (i) decreases of $0.7 million and $1.7 million in general and administrative expense; (ii) increases of $0.5 million and $1.2 million in product development expense; (iii) increases of $0.2 million and $0.4 million in sales and marketing expense; and (iv) increases of less than $0.1 million and $0.2 million in service costs.

Service Costs

Service costs for the three months ended June 30, 2016 decreased by $2.9 million, or 30%,  to $6.7 million as compared to $9.6 million for the same period in 2015. The decrease was primarily due to decreases of $1.3 million as a result of less content renovation, $0.9 million in  information technology expense, $0.3 million in depreciation expense, $0.2 million in ad serving costs, and $0.2 million in personnel and related costs driven by the sale of our Cracked business and headcount reductions, which is net of stock-based compensation expense related to the acceleration of certain stock awards.

Service costs for the six months ended June 30, 2016 decreased by $4.9 million, or 25%, to $14.8 million as compared to $19.7 million for the same period in 2015. The decrease was primarily due to decreases of $1.6 million as a result of less content renovation, $1.3 million in information technology expense, $1.1 million in personnel and related costs driven by the sale of our Cracked business and headcount reductions, which is net of stock-based compensation expense related to the acceleration of certain stock awards, $0.3 million in ad serving costs, $0.3 million in depreciation expense, $0.2 million in traffic acquisition costs, and $0.1 million in consulting fees.

Product Costs

Product costs for the three months ended June 30, 2016 increased by $1.5 million, or 22%, to $8.3 million, as compared to $6.8 million for the same period in 2015. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Product costs for the six months ended June 30, 2016 increased by $3.2 million, or 23%, to $16.8 million, as compared to $13.6 million for the same period in 2015. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2016 increased by $2.3 million, or 47%, to $7.3 million, as compared to $4.9 million for the same period in 2015. The increase was primarily due to increases of $1.1 million related to marketing activities primarily for our marketplaces businesses;  $1.1 million in personnel and related costs, including stock-based compensation expense, primarily related to the studioD realignment; and $0.1 million in consulting fees.

Sales and marketing expenses for the six months ended June 30, 2016 increased by $3.5 million, or 36%, to $13.2 million, as compared to $9.7 million for the same period in 2015. The increase was primarily due to increases of $1.8 million related to marketing activities primarily for our marketplaces businesses;  $1.4 million in personnel and related costs, including stock-based compensation expense, primarily related to the studioD realignment; $0.2 million in consulting fees, and $0.1 million in software licensing fees.

Product Development

Product development expenses for the three months ended June 30, 2016 decreased by $1.2 million, or 19%, to $5.3 million, as compared to $6.6 million in the same period in 2015, primarily due to decreases of $1.0  million in personnel and related costs driven by the sale of our Cracked business and headcount reductions, which is net of stock-based compensation expense related to the acceleration of certain stock awards, $0.1 million in license and support costs, and $0.1 million in consulting fees.

Product development expenses for the six months ended June 30, 2016 decreased by $2.6 million, or 19%, to $11.0 million, as compared to $13.6 million in the same period in 2015, primarily due to decreases of $2.2 million in personnel and related costs driven by the sale of our Cracked business and headcount reductions, which is net of stock-based compensation expense related to the acceleration of certain stock awards,  $0.2 million in license and support costs, and $0.2 million in consulting fees.

General and Administrative

General and administrative expenses for the three months ended June 30, 2016 decreased by $1.8 million, or 20%, to $7.4 million, as compared to $9.2 million in the same period in 2015. The decrease was primarily due to decreases of $0.5 million in legal and audit fees, $0.4 million in facilities and related costs, $0.4 million in personnel and related costs, $0.4 million in depreciation expense, and $0.2 million in consulting fees.

General and administrative expenses for the six months ended June 30, 2016 decreased by $2.6 million, or 14%, to $16.0 million, as compared to $18.6 million in the same period in 2015. The decrease was primarily due to decreases of $1.2 million in legal and audit fees, $0.8 million in facilities and related costs, $0.5 million in depreciation, and $0.3 million in consulting fees, partially offset by an increase of $0.1 million in personnel and related costs.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2016 decreased by $4.1 million, or 57%, to $3.1 million, as compared to $7.2 million in the same period in 2015. The decrease was primarily due to the removal of certain content units from our media properties during the second quarter of 2015.

Amortization expense for the six months ended June 30, 2016 decreased by $5.8 million, or 49%, to $6.1 million, as compared to $11.9 million in the same period in 2015. The decrease was primarily due to the removal of certain content units from our media properties during the second quarter of 2015, as well as lower amortization as a result of intangible assets disposed of in connection with the sale of our Pluck business in February 2015.

Interest Income (Expense), Net

Interest income was less than $0.1 million for each of the three and six month periods ended June 30, 2016, primarily related to interest income paid to us on our money market funds which are included in cash and cash equivalents. Net interest income was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2015, respectively, resulting from interest income on the promissory note we received in July 2014 as part of the consideration for the sale of CoveritLive, offset by interest expense on an acquisition holdback that was part of the consideration for our purchase of Society6. The holdback amount was fully repaid in July 2015 upon expiration of the holdback period.

Other Income, Net

Net other income for the three months ended June  30, 2016 was $38.2 million, as compared to less than $0.1 million for the same period in 2015. The increase was due to the gain on sale of our Cracked business during the three months ended June  30, 2016.

Net other income for the six months ended June 30, 2016 was $39.2 million, as compared to $2.8 million for the same period in 2015. The increase was due to the higher gains recorded for the sales of our Cracked business and one of our non-core online properties during the six months ended June 30, 2016 as compared to the gain recorded for the sale of our Pluck business during the 2015 period.

Income Tax Benefit (Expense)

Income tax expense was less than $0.1 million for each of the three and six month periods ended June  30, 2016 and 2015. Income tax expense for the three and six month periods ended June 30, 2016 and 2015 primarily related to minimal state and foreign income tax expenses.

Non-GAAP Financial Measure

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income (loss) in that it excludes interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, and acquisition, disposition and realignment costs.

Adjusted EBITDA is one of the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, because it excludes certain expenses and gains that management believes are not indicative of our core operating results. Management believes that the exclusion of these expenses and gains provides a useful measure for period-to-period comparisons of our underlying core revenue and operating costs that is focused more closely on the current costs necessary to operate our businesses and reflects our ongoing business in a manner that allows for meaningful analysis of trends. In addition, management believes that excluding certain non-cash charges can be useful because the amount of such expenses is the result of long-term investment decisions in previous periods rather than day-to-day operating decisions. Adjusted EBITDA is also one of the primary measures management uses to prepare and update our short and long term financial and operational plans and to evaluate investment decisions. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers, equity research analysts and other users of our financial statements.

Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and in comparing operating results across periods and to those of our peer companies. However, the use of Adjusted EBITDA has certain limitations because it does not reflect all items of income and expense that affect our operations. We compensate for these limitations by reconciling Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure. Further, Adjusted EBITDA does not have a standardized meaning, and therefore other companies, including peer companies, may use the same or similarly named measures but exclude different items or use different computations, so comparability may be limited. Adjusted EBITDA should be considered in addition to, and not as a substitute for, measures prepared in accordance with GAAP. We encourage investors and others to review our financial information in its entirety and not rely on a single financial measure.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$24,467	$(14,408)	$12,558	$(21,157)
Add (deduct):
Income tax expense	69	10	80	32
Interest (income) expense, net	(23)	(110)	(25)	(219)
Other (income) expense, net(1)	(38,182)	(19)	(39,162)	(2,846)
Depreciation and amortization(2)	4,857	9,659	10,588	17,209
Stock-based compensation(3)	2,519	1,889	4,438	4,124
Acquisition, disposition and realignment costs(4)	1,122	210	1,297	556
Adjusted EBITDA	$(5,171)	$(2,769)	$(10,226)	$(2,301)

(1)	Primarily consists of income from the disposition of certain businesses, including Cracked, and online properties.
(2)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(3)	Represents the fair value of stock-based awards granted to employees as included in our GAAP results of operations.
(4)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities and (b) employee severance and other payments attributable to acquisition, disposition or corporate realignment activities.

Liquidity and Capital Resources

As of June 30, 2016, we had $60.9 million of cash and cash equivalents. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash. We received cash proceeds of $35.1 million on the closing date and the remaining $3.9 million was placed into escrow to cover certain of our post-closing indemnification obligations for a period of 15 months. During the six months ended June 30, 2016, we also received $1.0 million from the sale of one of our non-core online properties.

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash we generate from our operations and cash received from asset dispositions. Historically, we have also financed our operations from the issuance of stock and borrowings under credit facilities. We believe that our existing cash and cash equivalents and the cash generated by our businesses will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a credit facility, selling certain assets or issuing equity, equity-related or debt securities. We do not currently have an available line of credit and our shelf registration statement previously filed with the SEC expired in October 2015.

Since our inception, we have used significant amounts of cash to make strategic acquisitions to grow our business, including the acquisitions of Society6 in June 2013, Saatchi Art in August 2014 and The Other Art Fair in July 2016. We have also generated cash by disposing of certain businesses. In addition to the dispositions discussed above, we sold (i) our Pluck social media business in February 2015 for $3.8 million in cash after working capital adjustments; (ii) certain non-core online properties during the year ended December 31, 2015 for a total of $1.2 million; and (iii) our Creativebug and CoveritLive businesses in July 2014 for approximately $10.0 million and $10.1 million, respectively. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50 million of our common stock from time to time in open market purchases or negotiated transactions. As of June 30, 2016, approximately $19.2 million remained available under the stock repurchase plan. In June 2016, we disclosed that the Company’s board of directors and management was considering re-initiating repurchases of up to $5.0 million of our common stock through the end of 2016, and these repurchases were initiated in July 2016 pursuant to a 10b5-1 trading plan. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

	Six months ended June 30,
	2016	2015
Net cash used in operating activities	$(10,285)	$(6,609)
Net cash provided by investing activities	$33,547	$1,394
Net cash used in financing activities	$(903)	$(304)

Cash Flows from Operating Activities

Six months ended June 30, 2016

Net cash used in our operating activities during the six months ended June 30, 2016 was $10.3 million. Our net income during the period was $12.6 million, which included gains on disposal of businesses and online properties of $39.1 million,  partially offset by non-cash charges of $15.0 million related to depreciation, amortization and stock-based compensation. Cash flow from operating activities was also impacted by changes in our working capital of $1.2 million.

Six months ended June 30, 2015

Net cash used in our operating activities during the six months ended June 30, 2015 was $6.6 million. Our net loss during the period was $22.3 million, which included non-cash charges of $21.3 million related to depreciation, amortization and stock-based compensation, and was partially offset by gains on disposals of $3.0 million. Cash flow from operating activities was also impacted by changes in our working capital of $4.1 million.

Cash Flows from Investing Activities

Six months ended June 30, 2016

Net cash provided by investing activities was $33.5 million during the six months ended June 30, 2016. Cash provided by investing activities for the six months ended June 30, 2016 included cash inflows of $35.9 million from the sale of our Cracked business and one of our non-core online media properties, partially offset by investments in property and equipment of $2.5 million.

Six months ended June 30, 2015

Net cash provided by investing activities was $1.4 million during the six months ended June 30, 2015.  Cash flows from investing activities for the six months ended June 30, 2015 consisted of cash inflows of $3.8 million from the sale of our Pluck business, partially offset by investments in property and equipment of $2.6 million.

Cash Flows from Financing Activities

Six months ended June 30, 2016

Net cash used in financing activities was $0.9 million during the six months ended June 30, 2016, primarily comprised of costs related to net taxes paid on employee stock option exercises and restricted stock units vesting.

Six months ended June 30, 2015

Net cash used in financing activities was $0.3 million during the six months ended June 30, 2015, primarily comprised of costs related to net taxes paid on employee stock option exercises and restricted stock units vesting.

Off Balance Sheet Arrangements

As of June 30, 2016, we did not have any off balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2016 and 2015, we used $2.5 million and $2.6 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $2 million and $5 million during the remainder of the year ending December 31, 2016.

Recent Accounting Pronouncements

See Note 2 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign currency exchange, inflation, and concentration of credit risk. To reduce and manage these risks, we assess the financial condition of our large advertising network providers, large direct advertisers and their agencies, and other large customers when we enter into or amend agreements with them and limit credit risk by setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, readily convertible into cash and mature within three months from the date of purchase.

Foreign Currency Exchange Risk

While relatively small, we have operations and generate revenue from sources outside the United States. We have foreign currency exchange risks related to our revenue being denominated in currencies other than the U.S. dollar, principally in the Euro and British Pound Sterling and a relatively smaller percentage of our expenses being denominated in such currencies. We do not believe that movements in the foreign currencies in which we transact will significantly affect future net earnings or losses. Foreign currency exchange risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We do not believe that such a change would currently have a material impact on our results of operations. As our international operations grow, our risks associated with fluctuations in currency rates will become greater, and we intend to continue to assess our approach to managing this risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Concentrations of Credit Risk

As of June 30, 2016, our cash and cash equivalents were maintained primarily with five major U.S. financial institutions and three foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	June 30, 2016	December 31, 2015
Google, Inc.	35%	26%

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

PART II

OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

From time to time,  we are a party to various legal matters incidental to the conduct of our business. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended June  30, 2016.

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

DEMAND MEDIA, INC.

By:	/s/ Sean Moriarty
Name:	Sean Moriarty
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rachel Glaser
Name:	Rachel Glaser
Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2016

Exhibit Index

Exhibit No	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of August 8, 2014, by and among Demand Media, Inc., Gallery Merger Sub, Inc., a Delaware corporation, Saatchi Online, Inc. and Shareholder Representative Services LLC, as the stockholder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2014).

2.2

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