Form 10-Q
period 2016-09-30
DEMAND MEDIA INC.
filed 2016-11-07
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 19,761,455 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DEMAND MEDIA, INC.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$51,692	$38,570
Accounts receivable, net	7,206	10,469
Prepaid expenses and other current assets	8,180	4,989
Total current assets	67,078	54,028
Property and equipment, net	11,929	14,568
Intangible assets, net	12,970	21,332
Goodwill	11,180	10,358
Other assets	1,043	1,173
Total assets	$104,200	$101,459

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,496	$1,973
Accrued expenses and other current liabilities	12,397	15,169
Deferred revenue	3,034	2,933
Total current liabilities	16,927	20,075
Deferred tax liability	123	551
Other liabilities	1,781	1,713
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 21,309 issued and 19,890 shares outstanding at September 30, 2016 and 20,956 issued and 20,154 shares outstanding at December 31, 2015	2	2
Additional paid-in capital	511,157	505,603
Accumulated other comprehensive loss	(90)	(91)
Treasury stock at cost, 1,419 at September 30, 2016 and 802 at December 31, 2015	(34,282)	(30,767)
Accumulated deficit	(391,418)	(395,627)
Total stockholders’ equity	85,369	79,120
Total liabilities and stockholders’ equity	$104,200	$101,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$12,688	$16,755	$39,623	$60,047
Product revenue	15,371	11,750	39,840	31,436
Total revenue	28,059	28,505	79,463	91,483
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	5,370	9,597	19,887	29,296
Product costs	9,791	7,638	26,588	21,240
Sales and marketing	6,031	5,602	19,610	15,343
Product development	4,652	6,936	15,614	20,543
General and administrative	7,498	9,258	23,450	27,841
Amortization of intangible assets	3,100	3,441	9,246	15,377
Total operating expenses	36,442	42,472	114,395	129,640
Loss from operations	(8,383)	(13,967)	(34,932)	(38,157)
Interest income	35	—	60	359
Interest expense	(2)	(3)	(2)	(143)
Other (expense) income, net	(31)	178	39,131	3,024
(Loss) income before income taxes	(8,381)	(13,792)	4,257	(34,917)
Income tax benefit (expense)	32	(13)	(48)	(45)
Net (loss) income	$(8,349)	$(13,805)	$4,209	$(34,962)

Net (loss) income per share
Basic	$(0.41)	$(0.69)	$0.21	$(1.76)
Diluted	$(0.41)	$(0.69)	$0.21	$(1.76)

Weighted average number of shares
Basic	20,236	20,021	20,279	19,879
Diluted	20,236	20,021	20,511	19,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(8,349)	$(13,805)	$4,209	$(34,962)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3	11	1	2
Comprehensive income (loss)	$(8,346)	$(13,794)	$4,210	$(34,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2015	20,154	$2	$505,603	$(30,767)	$(91)	$(395,627)	$79,120
Issuance of stock under employee stock awards and other	354	—	226	—	—	—	226
Repurchases of common stock to be held in treasury	(618)	—	—	(3,515)	—	—	(3,515)
Tax withholdings related to vesting of share-based payments	—	—	(1,132)	—	—	—	(1,132)
Stock-based compensation expense	—	—	6,460	—	—	—	6,460
Foreign currency translation adjustment	—	—	—	—	1	—	1
Net income	—	—	—	—	—	4,209	4,209
Balance at September 30, 2016	19,890	$2	$511,157	$(34,282)	$(90)	$(391,418)	$85,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Demand Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$4,209	$(34,962)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,035	24,364
Deferred income taxes	(33)	—
Stock-based compensation	6,118	5,683
Gain on disposal of businesses and online properties	(39,149)	(3,105)
Other	10	(76)
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	3,231	4,712
Prepaid expenses and other current assets	(180)	550
Other long-term assets	48	(140)
Accounts payable	(372)	(3,572)
Accrued expenses and other liabilities	(2,730)	(3,367)
Deferred revenue	335	164
Net cash used in operating activities	(13,478)	(9,749)
Cash flows from investing activities
Purchases of property and equipment	(3,743)	(3,590)
Purchases of intangible assets	(120)	(64)
Cash received from disposal of businesses and online properties, net of cash disposed	36,100	4,766
Cash received from early repayment of promissory note	—	5,100
Cash received from disposition holdback	—	998
Cash paid for acquisitions, net of cash acquired	(1,413)	(58)
Restricted deposits	136	671
Other	78	76
Net cash provided by investing activities	31,038	7,899
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	226	215
Repurchases of common stock	(3,515)	—
Net taxes paid on restricted stock units and options exercised	(1,132)	(563)
Cash paid for acquisition holdback	—	(7,561)
Other	(15)	(121)
Net cash used in financing activities	(4,436)	(8,030)
Effect of foreign currency on cash and cash equivalents	(2)	2
Change in cash and cash equivalents	13,122	(9,878)
Cash and cash equivalents, beginning of period	38,570	47,820
Cash and cash equivalents, end of period	$51,692	$37,942

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

Marketplaces

Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer and home décor products such as art prints, phone and tablet cases, t-shirts, and throw pillows. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. In addition, our Marketplaces service offering includes The Other Art Fair, a leading London-based art fair for discovering emerging artists that we acquired in July 2016.

Content & Media

Our Content & Media service offering includes our leading owned and operated online properties that publish media content, including text articles, videos, photographs and designed visual formats. This content is published across several key categories on Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and certain other online properties focused on specific categories or interests. During the third quarter of 2016, we launched several category-specific properties utilizing topics and content from eHow, while eHow.com continues to focus on do-it-yourself and home content.  Our Content & Media service offering also includes our content publishing studio, through which we create content for third-party publishers and brands.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2016 and 2015 and the condensed consolidated statement of stockholders’ equity for the nine month period ended September 30, 2016 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of September 30, 2016, our results of operations for the three and nine month periods ended September 30, 2016 and 2015, and our cash flows for the nine month periods ended September 30, 2016 and 2015. The results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the first quarter of 2016, we reclassified certain personnel costs, including stock-based compensation, primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have been reclassified to conform to the current period presentation, resulting in the following changes in our condensed consolidated statement of operations for the three and nine month periods ended September 30, 2015, respectively: (i) decreases of $0.6 million and $2.4 million in general and administrative expense; (ii) increases of $0.4 million and $1.6 million in product development expense; (iii) increases of $0.2 million and $0.5 million in sales and marketing expense; and (iv) increases of less than $0.1 million and $0.2 million in service costs.

During the three months ended September 30, 2015, we identified through our internal processes that our property and equipment, net was overstated because certain capitalized internally developed software costs had not been placed into service and certain write offs were not identified on a timely basis. The adjustment is not considered material to our consolidated financial statements. As such, during the three months ended September 30, 2015, we recorded an out of period adjustment which increased depreciation by $0.6 million, decreased “Other income, net” by $0.5 million and decreased “Property and equipment, net” by $1.1 million. The condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015, the condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 reflect the above adjustments.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required the Company to adopt this standard beginning in the first quarter of fiscal 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on the consolidated financial statements and expects to adopt this standard in the first quarter of fiscal 2018 using the modified retrospective method with the cumulative effect recognized as of the date of adoption.

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

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computers and other related equipment	$8,834	$16,588
Purchased and internally developed software	26,903	34,868
Furniture and fixtures	1,467	1,423
Leasehold improvements	6,704	7,296
	43,908	60,175
Less accumulated depreciation	(31,979)	(45,607)
Property and equipment, net	$11,929	$14,568

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively, is shown by classification below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service costs	$603	$2,041	$2,931	$4,663
Sales and marketing	12	15	38	52
Product development	32	47	105	154
General and administrative	700	1,611	2,715	4,118
Total depreciation	$1,347	$3,714	$5,789	$8,987

4. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2015	$10,358
Acquisitions	822
Balance at September 30, 2016	$11,180

The change in goodwill in 2016 is attributable to the acquisition of Other Art Fairs Ltd, which operates as The Other Art Fair, in July 2016.  See Note 11 for additional information. Goodwill is tested at the reporting unit level and as of September 30, 2016, we have two reporting units: marketplaces and content and media. As of September 30, 2016, our goodwill balance related entirely to our marketplaces reporting unit.

Intangible assets consisted of the following (in thousands):

	September 30, 2016
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,628	$(1,347)	$281
Artist relationships	11,927	(10,278)	1,649
Media content	93,655	(88,553)	5,102
Technology	5,854	(3,603)	2,251
Non-compete agreements	25	(9)	16
Trade names	7,691	(4,020)	3,671
	$120,780	$(107,810)	$12,970

	December 31, 2015
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,628	$(1,107)	$521
Artist relationships	11,719	(8,340)	3,379
Media content	95,785	(85,018)	10,767
Technology	5,854	(2,842)	3,012
Non-compete agreements	217	(160)	57
Trade names	7,150	(3,554)	3,596
	$122,353	$(101,021)	$21,332

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service costs	$2,424	$1,969	$5,910	$10,683
Sales and marketing	281	949	2,178	2,914
Product development	247	246	740	1,193
General and administrative	148	277	418	587
Total amortization	$3,100	$3,441	$9,246	$15,377

Service costs include accelerated amortization charges of $1.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $1.7 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively, as a result of removing certain assets from service.

5. Other Assets

As of September 30, 2016, prepaid expenses and other current assets include $3.9 million in cash from the sale of our Cracked business that was placed into escrow to secure certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. As of September 30, 2016, we had $1.0  million of cash included in long-term assets, collateralizing a standby letter of credit associated with the lease of our headquarters office.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued payroll and related items	$4,205	$5,916
Artist payables	2,805	2,816
Other	5,387	6,437
Accrued expenses and other current liabilities	$12,397	$15,169

During the nine months ended September 30, 2016, we recognized severance costs of $1.7 million in connection with targeted headcount reductions, primarily as a result of actions taken in June 2016 to streamline our content publishing studio (formerly known as our studioD business) and better integrate this business into our broader Content & Media service offering. These severance costs were recognized in the condensed consolidated statements of operations as follows: $0.7 million in sales and marketing costs, $0.6 million in product development costs, $0.3 million in service costs, and $0.1 million in general and administrative costs. Severance amounts related to these actions were fully paid as of September 30, 2016.

Changes to the severance accrual during the nine months ended September 30, 2016 are as follows (in thousands):

Balance at December 31, 2015	$485
New charges	1,690
Cash payments	(2,175)
Balance at September 30, 2016	$—

7. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases, and as of September 30, 2016, these leases have non-cancelable periods ending between February 2018 and February 2020.

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

8. Income Taxes

Income tax expense for each of the nine month periods ended September 30, 2016 and 2015 was less than $0.1 million.

Our effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in our valuation allowance. As a result of the sale of the Cracked business, we recognized a book income of $38.1 million, recorded in other income, net, which offsets our current year-to-date operating losses. We expect to utilize our existing federal and state net operating losses, as well as alternative minimum tax losses carryforwards, to offset taxable income, if any. If all or a portion of our net operating loss carryforwards are subject to limitation because it is determined that we had previously experienced an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended, our future cash flows could be adversely impacted due to increased tax liability.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the nine months ended September  30, 2016 or 2015, and we do not expect our uncertain tax position to change materially during the next twelve months.

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

9. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015 (1)	2016	2015 (1)
Service costs	$142	$182	$1,054	$806
Sales and marketing	145	159	586	511
Product development	290	397	1,206	1,576
General and administrative	1,103	821	3,272	2,790
Total stock-based compensation	$1,680	$1,559	$6,118	$5,683

(1)

Certain 2015 personnel costs, including stock-based compensation, were reclassified out of general and administrative to service costs, sales and marketing and product development to conform to 2016 presentation. See Note 2 for additional information.

During the nine months ended September 30, 2016, we accelerated the vesting of certain stock awards in connection with the sale of our Cracked business, resulting in approximately $0.8 million in stock-based compensation expense.

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2015	3,199
Options granted	253
Options exercised	(50)
Options forfeited or cancelled	(520)
Outstanding at September 30, 2016	2,882

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2015	977
Granted	1,885
Vested	(509)
Forfeited	(356)
Unvested at September 30, 2016	1,997

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. We previously suspended the ESPP after the November 2015 purchase after considering the benefits and participation rates in the ESPP. We restarted offerings under the ESPP in May 2016. The ESPP currently provides for a 12-month offering period which is comprised of two consecutive six-month purchase periods, one from May to November and the other from November to May. A maximum of 500 shares of common stock may be purchased by each participant during each six-month purchase period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 12-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 41% and 48% for each of the two purchase periods in the current offering period. The expense recognized in relation to the ESPP was not material for each of the nine month periods ended September 30, 2016 and 2015. Approximately 1.7 million shares of common stock remained authorized for issuance under the ESPP at September 30, 2016.

10. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. During the three months ended September 30, 2016, we re-initiated purchases of our common stock under the stock repurchase plan and repurchased approximately 618,000 shares at an average price of $5.65 per share for an aggregate amount of approximately $3.5 million. As of September 30, 2016, approximately $15.7 million remained available under the repurchase plan. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of September 30,  2016, there were approximately 22,000  unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

11. Acquisitions and Dispositions

Acquisitions

On July 7, 2016, we completed the acquisition of the entire issued share capital of Other Art Fairs Ltd, which operates as The Other Art Fair, for consideration of £1.1 million (approximately $1.5 million) in cash, excluding deferred consideration of up to £315,000 in cash, payable over a three year period. The Other Art Fair is a leading London-based art fair for discovering emerging artists that currently presents fairs in London, Bristol and Sydney.

Purchase Price Allocation

The total purchase price of the acquisition was allocated to The Other Art Fair’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 7, 2016, the closing date of the acquisition. The excess of the purchase price over the net assets and liabilities acquired was recorded as goodwill. Our preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions and are subject to change pending finalization of the valuation.

The acquisition is included in our condensed consolidated financial statements as of the closing date of the acquisition, which was July 7, 2016. Operating income for The Other Art Fair for the three and nine month periods  ended September 30, 2016 and 2015 was not material to our financial results.

The following table summarizes the allocation of the purchase price for The Other Art Fair, which is preliminary and subject to change pending finalization of the valuation (in thousands):

Goodwill	$822
Trademark	556
Artist relationships	207
Other assets and liabilities assumed	(114)
Total	$1,471

The trademark we acquired has an estimated useful life of five years and the artist relationships we acquired have an estimated useful life of three years. The estimated weighted average useful life of the intangible assets we acquired in total is four years. Goodwill is primarily derived from our ability to generate synergies with its services. The goodwill will be included as part of our marketplaces reporting unit and is not deductible for tax purposes.

Dispositions

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc. for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. Revenue for the Cracked business for the nine months ended September 30, 2016 (through the sale date of April 12, 2016) was $1.8 million. The Cracked business had a pre-tax loss of $1.9 million for the nine months ended September 30, 2016 (through the sale date of April 12, 2016), excluding allocations for corporate costs and including stock-based compensation expense incurred in connection with the sale. Revenue for the Cracked business for the three and nine month periods ended September 30, 2015 was $2.8 million and $8.2 million, respectively. The Cracked business had pre-tax income of $0.9 million and $2.5 million for the three and nine month periods ended September 30, 2015, respectively, excluding allocations for corporate costs. The sale did not meet the definition of discontinued operations under ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

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

In addition, during the nine months ended September 30, 2016, we sold one of our non-core online properties for total consideration of $1.0 million, resulting in a gain of $1.0 million, recorded in other income, net. During the nine months ended September 30, 2015, we sold our Pluck social media business for $3.8 million in cash after working capital adjustments, resulting in a gain of $2.1 million. During the nine months ended September 30, 2015, we also sold certain non-core online properties for a total consideration of $0.9 million.

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

Revenue derived from our Marketplaces and Content & Media service offerings is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Marketplaces	$16,650	$12,624	$43,521	$33,816
Content & Media	11,409	15,881	35,942	57,667
Total revenue	$28,059	$28,505	$79,463	$91,483

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Domestic	$22,708	$24,621	$64,214	$79,054
International	5,351	3,884	15,249	12,429
Total revenue	$28,059	$28,505	$79,463	$91,483

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

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued liabilities approximate fair value because of their short maturities. Certain assets, including goodwill and intangible assets, are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

We have Level 1 financial assets measured at fair value consisting of money market funds in the amount of $5.0 million as of September 30, 2016 and December 31, 2015. These assets are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(8,349)	$(13,805)	$4,209	$(34,962)

Weighted average common shares outstanding—basic	20,236	20,021	20,279	19,879
Dilutive effect of common stock equivalents	—	—	232	—
Weighted average common shares outstanding—diluted	20,236	20,021	20,511	19,879

Net (loss) income per share
Basic	$(0.41)	$(0.69)	$0.21	$(1.76)
Diluted	$(0.41)	$(0.69)	$0.21	$(1.76)

For the three months ended September 30, 2016 and 2015, we excluded 3.6 million and 4.1 million shares, respectively, and for the nine months ended September 30, 2016 and 2015, we excluded 3.4 million and 4.2 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

15. Subsequent Events

On November 9, 2016, our corporate name will change from Demand Media, Inc. to Leaf Group Ltd. as part of our evolution from a pure digital media company to a diversified internet marketplaces and media company. We will also commence trading under the ticker symbol “LFGR” on the New York Stock Exchange as of market open on November 9, 2016.

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

Marketplaces

Through our Marketplaces service offering, we operate two leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer and home décor products such as art prints, phone and tablet cases, t-shirts and throw pillows. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. In addition, our Marketplaces service offering includes The Other Art Fair, a leading London-based art fair for discovering emerging artists that we acquired in July 2016.

Our Marketplaces service offering primarily generates revenue from the sale of products and services through our  online art and design marketplaces. On Society6, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art. Our Marketplaces service offering is principally dependent on the number of transactions and average revenue per transaction generated by products and services sold through our online marketplaces. We believe there are opportunities to increase the number of transactions and the average revenue per transaction by attracting new visitors to our online marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, continuing to introduce new products, international expansion and offering product bundling and other promotions.

Content & Media

Our Content & Media service offering includes our leading owned and operated online properties that publish media content including text articles, videos, photographs and designed visual formats. This content is published across several key categories on Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and certain other online properties focused on specific categories or interests.  During the third quarter of 2016, we launched several category-specific properties utilizing topics and content from eHow, while eHow.com continues to focus on do-it-yourself and home content. We believe that in the evolving digital media landscape, more narrowly focused media properties resonate better with audiences.  Our Content & Media service offering also includes our content publishing studio, through which we create content for third-party publishers and brands.

Our Content & Media service offering derives the majority of its revenue from the sale of advertising on our online properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates.  Since 2011, the total number of visits to our properties, particularly eHow, has substantially declined due to lower search engine referrals resulting from ongoing changes to search engine algorithms by Google, Yahoo! and Bing, as well as our decision to remove low quality and duplicative content.  We have also experienced lower ad monetization due to industry declines in cost-per-click ad rates and our decision to reduce the number of advertisements per page on certain articles. Visits across our online properties also continue to shift from desktop to mobile, with ad unit rates for mobile generally lower than desktop. In addition, ad unit rates on the new eHow vertical sites are currently lower than the rates on eHow.com because ad inventory on new sites is typically monetized at lower blended rates.  Future changes to search engine algorithms that negatively impact the volume of referral traffic, declines in our ad unit rates, increased consumption of our content on other platforms or increased availability of ad blocking software, particularly on mobile devices, could result in a material adverse effect to our business and results of operations.

However, we believe that there are opportunities to increase the number of visits to our online properties from direct visits, social media and search engine referrals by building high-quality products that provide a better user experience and lead to increased engagement, and in the quarter ended September 30, 2016, the total number of visits to our online properties increased on a sequential basis as compared to the number of visits in the quarter ended June 30, 2016.  We have also seen promising increases in traffic when we moved content from eHow.com to the new eHow vertical sites. In order to improve the quality of our products, we have redesigned our websites; refined our content library; rationalized ad unit density; and developed a greater variety of content formats, particularly video content and formats better suited for mobile devices and consumption on other platforms. We are also working with a network of contributors and influencers to create more authoritative and engaging content and we are focused on building strong followings on various social media platforms such as Facebook and Pinterest.  Although these changes resulted in certain increased operating expenses and lower revenue initially, we believe that by providing consumers with an improved user and content experience, we will be able to continue to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe that there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored content in order to increase the overall ad unit rates we receive. During the quarter ended September 30, 2016, we began to see the positive impact of these efforts as revenue per visit, or RPV, increased slightly as compared to the three months ended June 30, 2016.

Historically, the majority of our advertising revenue has been generated by our relationship with Google. While Google continues to be our primary advertising vendor for advertising monetization, we have been significantly diversifying our monetization partners since 2015 and expect to continue to do so in the future. Google also serves as one of our primary technology platform partners in connection with our programmatic advertising sales offering. Any change in the type of services that Google provides to us, or to the terms of our agreements with Google, could adversely impact our results of operations.

Revenue

For the three months ended September 30, 2016 and 2015, we reported revenue of $28.1 million and $28.5 million, respectively. For the three months ended September 30, 2016 and 2015, Marketplaces revenue accounted for 59% and 44% of our total revenue, respectively, and Content & Media revenue accounted for 41% and 56% of our total revenue, respectively. For the nine months ended September 30, 2016 and 2015, we reported revenue of $79.5 million and $91.5 million, respectively. For the nine months ended September 30, 2016 and 2015, Marketplaces revenue accounted for 55% and 37% of our total revenue, respectively, and Content & Media revenue accounted for 45% and 63% of our total revenue, respectively.

The revenue generated by our Marketplaces service offering has higher costs associated with it as compared to our Content & Media service offering due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. During the nine months ended September 30, 2016, a higher percentage of our total revenue was generated by our Marketplaces service offering as compared to the prior year period. If our revenue sources continue to shift from our Content & Media service offering to our Marketplaces service offering, our total costs relative to our revenue will be negatively impacted.

Sale of Cracked Business

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc. for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. Revenue for the Cracked business for the nine months ended September 30, 2016 (through the sale date of April 12, 2016) was $1.8 million. The Cracked business had a pre-tax loss of $1.9 million for the nine months ended September 30, 2016 (through the sale date of April 12, 2016), excluding allocations for corporate costs and including stock-based compensation expense resulting from the sale. Revenue for the Cracked business for the three and nine month periods ended September 30, 2015 was $2.8 million and $8.2 million, respectively. The Cracked business had pre-tax income of $0.9 million and $2.5 million for the three and nine month periods ended September 30, 2015, respectively, excluding allocations for corporate costs.

StudioD Realignment

In June 2016, we took certain actions to streamline our content publishing studio business (formerly known as studioD) and better integrate the business into our broader Content & Media service offering. As part of this realignment, we reduced the staffing within this business by 35 full-time employees and the remaining employees were integrated into our other Content & Media businesses. Following this realignment, we are continuing to create content for third-party publishers and for brands using a more integrated approach. We are currently focused on retaining as many of our existing relationships as possible but our future revenue may be impacted in the near term. We expect these actions to result in annualized savings of approximately $8.0 million.

Rebrand to Leaf Group Ltd.

On November 9, 2016, our corporate name will change from Demand Media, Inc. to Leaf Group Ltd. as part of our evolution from a pure digital media company to a diversified internet marketplaces and media company. We will also commence trading under the ticker symbol “LFGR” on the New York Stock Exchange as of market open on November 9, 2016.

Key Business Metrics

We regularly review a number of business metrics to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. Measures which we believe are the primary indicators of our performance are as follows:

Marketplaces Metrics

•	Number of transactions: We define transactions as the total number of successfully completed transactions by Society6 and Saatchi Art during the applicable period.
•

Average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period (not including revenue generated by The Other Art Fair) by the number of transactions in that period.

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
•

Video Views: We define video views as the total number of views of all of our Content & Media videos on Facebook and YouTube, or on Demand Media or third party sites via YouTube or any other embedded video player, during the applicable period.  We include in this metric (i) views of videos published by any of our Content & Media properties, including Livestrong.com, eHow, category specific sites and international sites; and (ii) videos viewed on multiple YouTube channels affiliated with certain of our properties.

Social Media Metrics

•

Social Media Followers: We define social media followers as the sum of all Facebook, Pinterest, Instagram and Twitter followers, as well as all YouTube subscribers, across our Content & Media or Marketplaces properties, as applicable, as of the end of the relevant period. Social Media Followers includes subscribers for multiple YouTube channels affiliated with certain Demand Media properties. Individuals are counted more than once if they follow multiple properties or the same property on multiple platforms, or if they subscribe to multiple YouTube channels.

The following table sets forth our key business metrics for the periods presented:

	Three months ended			Nine months ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	282,386	203,768	39%	728,292	569,817	28%
Average Revenue per Transaction	$58.61	$61.95	(5)%	$59.62	$59.35	—%
Content & Media Metrics(2):
Visits (in thousands)	651,545	780,990	(17)%	2,082,666	2,621,274	(21)%
Revenue per Visit	$17.51	$20.33	(14)%	$17.26	$22.00	(22)%
Video Views (in thousands):	176,445	121,874	45%	501,887	N/A (3)	N/A (3)
Social Metrics (in thousands):
Social Media Followers - Marketplaces:	1,896	N/A (4)	N/A (4)	1,896	N/A (4)	N/A (4)
Social Media Followers - Content & Media:	12,596	N/A (4)	N/A (4)	12,596	N/A (4)	N/A (4)
(1)	Marketplaces Metrics do not include revenue or transactions related to The Other Art Fair business acquired in July 2016.
(2)

For a discussion of these period-to-period changes in the number of transactions, average revenue per transaction, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.

(3)	Video Views for the nine months ended September 30, 2015 is not available because we did not start formally tracking this metric for all properties until the third quarter of 2015.
(4)

We did not track Social Media Followers across all platforms prior to the third quarter of 2016. As of September 30, 2015, our Marketplaces properties had 0.7 million total Social Media Followers on Facebook and YouTube and our Content & Media properties had 10.0 million total Social Media Followers on Facebook and YouTube.

Basis of Presentation

Revenue

Our revenue is primarily derived from products and services sold through our online marketplaces and from sales of advertising.

Service Revenue

Marketplaces

We generate Marketplaces service revenue primarily from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to The Other Art Fair, including commissions from the sale of original art and fees paid by artists for stands at the fairs. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT”), sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

We also generate Content & Media service revenue from the sale or license of media content, including the creation and distribution of content for third-party brands and publishers through our content studio. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the primary obligor, we recognize revenue on a net basis.

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

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our customers pursuant to revenue-sharing arrangements where we are the primary obligor. In the near term, we expect service costs to remain relatively flat as a percentage of revenue.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties, and personnel costs. In the near term, we expect our product costs to increase as a percentage of product revenue as a result of growth in our product activities across our Marketplace offerings.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue, as applicable. Associated costs are recorded in service costs or product costs.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to drive growth in our product and service offerings. We currently anticipate that our sales and marketing expenses will increase in the near term as a percentage of revenue primarily as a result of growth in our marketing activities across our Marketplaces offerings.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platforms, including the costs to improve our owned and operated online properties and related mobile applications, as well as the costs to develop future product and service offerings. We currently anticipate that our product development expenses will increase slightly in the near term as a percentage of revenue as we continue to invest in product development personnel to support the growth of our business.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our corporate executive, legal, finance, human resources and information technology organizations and facilities-related expenditures, as well as third-party professional fees and insurance. Professional fees are largely comprised of outside legal, audit and information technology consulting. In the first quarter of 2016, we reclassified certain personnel costs, including stock-based compensation, primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. We currently anticipate that general and administrative expenses will decrease in the near term as a percentage of revenue due to revenue growth and flat general and administrative expenses.

Severance Costs

During the nine months ended September 30, 2016, we recognized severance costs of $1.7 million in connection with targeted headcount reductions, primarily as a result of actions taken in the second quarter of 2016 to streamline our content studio business and better integrate the related businesses into our broader Content & Media service offering. These severance costs were recognized in the condensed consolidated statements of operations as follows: $0.7 million in sales and marketing costs, $0.6 million in product development costs, $0.3 million in service costs, and $0.1 million in general and administrative costs.  Severance amounts related to these actions were fully paid as of September 30, 2016.

Amortization of Intangible Assets

We capitalize certain costs (i) allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and (ii) incurred to develop media content that is determined to have a probable economic benefit. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. In the event of content remediation in future periods, additional accelerated amortization expense may be incurred in the periods such actions occur. We expect amortization expense related to business combinations to decrease in the near term due to smaller acquisitions as compared to prior years. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Goodwill

We test goodwill for impairment in the fourth quarter of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Goodwill is tested at the reporting unit level and as of September 30, 2016, we have two reporting units: marketplaces and content and media. As of September 30, 2016, our goodwill balance related entirely to our marketplaces reporting unit.

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

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have or had a legal presence, including the United Kingdom, the Netherlands, Australia, Canada and Argentina. We may in the future become subject to taxation in additional countries based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$12,688	$16,755	$39,623	$60,047
Product revenue	15,371	11,750	39,840	31,436
Total revenue	28,059	28,505	79,463	91,483
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)(3)	5,370	9,597	19,887	29,296
Product costs	9,791	7,638	26,588	21,240
Sales and marketing(1)(2)(3)	6,031	5,602	19,610	15,343
Product development(1)(2)(3)	4,652	6,936	15,614	20,543
General and administrative(1)(2)(3)	7,498	9,258	23,450	27,841
Amortization of intangible assets	3,100	3,441	9,246	15,377
Total operating expenses	36,442	42,472	114,395	129,640
Loss from operations	(8,383)	(13,967)	(34,932)	(38,157)
Interest income	35	—	60	359
Interest expense	(2)	(3)	(2)	(143)
Other (expense) income, net	(31)	178	39,131	3,024
(Loss) income before income taxes	(8,381)	(13,792)	4,257	(34,917)
Income tax benefit (expense)	32	(13)	(48)	(45)
Net (loss) income	$(8,349)	$(13,805)	$4,209	$(34,962)

(1) Depreciation expense included in the above line items:
Service costs	$603	$2,041	$2,931	$4,663
Sales and marketing	12	15	38	52
Product development	32	47	105	154
General and administrative	700	1,611	2,715	4,118
Total depreciation	$1,347	$3,714	$5,789	$8,987

(2) Stock-based compensation included in the above line items(3):
Service costs	$142	$182	$1,054	$806
Sales and marketing	145	159	586	511
Product development	290	397	1,206	1,576
General and administrative	1,103	821	3,272	2,790
Total stock-based compensation	$1,680	$1,559	$6,118	$5,683

(3)   During the first quarter of 2016, we reclassified certain personnel costs (including stock-based compensation), primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have been reclassified to conform to the current period presentation, resulting in the following changes in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2015, respectively: (i) decreases of $0.6 million and $2.4 million in general and administrative expense; (ii) increases of $0.4 million and $1.6 million in product development expense; (iii) increases of $0.2 million and $0.5 million in sales and marketing expense; and (iv) increases of less than $0.1 million and $0.2 million in service costs.

As a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Service revenue	45.2%	58.8%	49.9%	65.6%
Product revenue	54.8%	41.2%	50.1%	34.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	19.1%	33.7%	25.0%	32.0%
Product costs	34.9%	26.8%	33.5%	23.2%
Sales and marketing	21.5%	19.7%	24.7%	16.8%
Product development	16.6%	24.3%	19.7%	22.5%
General and administrative	26.7%	32.5%	29.5%	30.4%
Amortization of intangible assets	11.1%	12.0%	11.6%	16.8%
Total operating expenses	129.9%	149.0%	144.0%	141.7%
Loss from operations	(29.9)%	(49.0)%	(44.0)%	(41.7)%
Interest income	—%	—%	0.1%	0.4%
Interest expense	—%	—%	—%	(0.2)%
Other (expense) income, net	—%	0.6%	49.3%	3.3%
(Loss) income before income taxes	(29.9)%	(48.4)%	5.4%	(38.2)%
Income tax benefit (expense)	0.1%	—%	(0.1)%	—%
Net (loss) income	(29.8)%	(48.4)%	5.3%	(38.2)%

Revenue

Revenue by service offering was as follows (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Marketplaces	$16,650	$12,624	32%	$43,521	$33,816	29%
Content & Media	11,409	15,881	(28)%	35,942	57,667	(38)%
Total revenue	$28,059	$28,505	(2)%	$79,463	$91,483	(13)%

Marketplaces Revenue

Marketplaces revenue increased by $4.0 million, a 32% increase, to $16.7 million for the three months ended September 30, 2016, as compared to $12.6 million for the same period in 2015. The number of transactions increased 39% to 282,386 in the three months ended September 30, 2016 from 203,768 in the same period in 2015, primarily due to increased traffic, new product introductions and higher conversion rates.  For the three months ended September 30, 2016, Marketplaces average revenue per transaction was $58.61, which excludes revenue generated through transactions consummated by The Other Art Fair,  decreasing from $61.95 in the same period in 2015.

Marketplaces revenue increased by $9.7 million, a 29% increase, to $43.5 million for the nine months ended September 30, 2016, as compared to $33.8 million for the same period in 2015. The number of transactions increased 28% to 728,292 in the nine months ended September 30, 2016 from 569,817 in the same period in 2015, primarily due to increased traffic, new product introductions and higher conversion rates.  For the nine months ended September 30, 2016, Marketplaces average revenue per transaction was $59.62, which excludes revenue generated through transactions consummated by The Other Art Fair,  increasing from $59.35 in the same period in 2015.

Content & Media Revenue

Content & Media revenue decreased by $4.5 million, a 28% decline, to $11.4 million for the three months ended September 30, 2016, as compared to $15.9 million for the same period in 2015. Visits decreased by 17% to 652 million visits in the three months ended September 30, 2016 from 781 million visits in the same period in 2015 primarily due to the divestitures of certain online properties, including Cracked, as well as continued search and related traffic declines, particularly on eHow. RPV decreased by 14%, to

$17.51 in the three months ended September 30, 2016 from $20.33 in the same period in 2015, primarily due to lower advertising monetization yields related to our strategic shift to move content from eHow to several category-specific media properties and declining monetization rates for certain forms of advertising.

Content & Media revenue decreased by $21.7 million, a 38% decline, to $35.9 million for the nine months ended September 30, 2016, as compared to $57.7 million for the same period in 2015. Visits decreased by 21% to 2,083 million visits in the nine months ended September 30, 2016 from 2,621 million visits in the same period in 2015 primarily due to the divestitures of certain online properties, including Cracked, as well as continued search and related traffic declines, particularly on eHow. RPV decreased by 22%, to $17.26 in the nine months ended September 30, 2016 from $22.00 in the same period in 2015,  primarily due to lower advertising monetization yields related to our strategic shift to move content from eHow to several category-specific media properties and declining monetization rates for certain forms of advertising.

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2016	2015(1)	% Change	2016	2015(1)	% Change
Service costs (exclusive of amortization of intangible assets)	$5,370	$9,597	(44)%	$19,887	$29,296	(32)%
Product costs	9,791	7,638	28%	26,588	21,240	25%
Sales and marketing	6,031	5,602	8%	19,610	15,343	28%
Product development	4,652	6,936	(33)%	15,614	20,543	(24)%
General and administrative	7,498	9,258	(19)%	23,450	27,841	(16)%
Amortization of intangible assets	3,100	3,441	(10)%	9,246	15,377	(40)%

(1)

During the first quarter of 2016, we reclassified certain personnel costs (including stock-based compensation) primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have been reclassified to conform to the current period presentation, resulting in the following changes in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2015, respectively: (i) decreases of $0.6 million and $2.4 million in general and administrative expense; (ii) increases of $0.4 million and $1.6 million in product development expense; (iii) increases of $0.2 million and $0.5 million in sales and marketing expense; and (iv) increases of less than $0.1 million and $0.2 million in service costs.

Service Costs

Service costs for the three months ended September 30, 2016 decreased by $4.2 million, or 44%, to $5.4 million as compared to $9.6 million for the same period in 2015. The decrease was primarily due to decreases of $1.6 million in personnel and related costs driven by headcount reductions and the sale of our Cracked business,  $1.4 million in depreciation expense, $0.7 million as a result of less content renovation, $0.4 million in information technology expense, $0.2 million in ad serving costs, $0.1 million in traffic acquisition costs,  partially offset by an increase of $0.2  million in consulting fees.

Service costs for the nine months ended September 30, 2016 decreased by $9.4 million, or 32%, to $19.9 million as compared to $29.3 million for the same period in 2015. The decrease was primarily due to decreases of $2.7 million in personnel and related costs driven by headcount reductions and the sale of our Cracked business, which is net of stock-based compensation expense related to the acceleration of certain stock awards, $2.3 million as a result of less content renovation, $1.9 million in information technology expense, $1.7 million in depreciation expense, $0.5 million in ad serving costs, and $0.3 million in traffic acquisition costs.

Product Costs

Product costs for the three months ended September 30, 2016 increased by $2.2 million, or 28%, to $9.8 million, as compared to $7.6 million for the same period in 2015. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Product costs for the nine months ended September 30, 2016 increased by $5.3 million, or 25%, to $26.6 million, as compared to $21.2 million for the same period in 2015. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2016 increased by $0.4 million, or 8%, to $6.0 million, as compared to $5.6 million for the same period in 2015. The increase was primarily due to increases of $1.0 million related to marketing activities primarily for our marketplaces businesses,  and $0.1 million in consulting and software licensing fees, partially offset by a decrease of $0.7 million in personnel and related costs.

Sales and marketing expenses for the nine months ended September 30, 2016 increased by $4.3 million, or 28%, to $19.6 million, as compared to $15.3 million for the same period in 2015. The increase was primarily due to increases of $3.3 million related to marketing activities primarily for our marketplaces businesses,  $0.7 million in personnel and related costs, including stock-based compensation expense,  $0.2 million in consulting fees, and $0.1 million in software licensing fees.

Product Development

Product development expenses for the three months ended September 30, 2016 decreased by $2.3 million, or 33%, to $4.7 million, as compared to $6.9 million in the same period in 2015, primarily due to decreases of $2.0  million in personnel and related costs driven by headcount reductions and the sale of our Cracked business, $0.2 million in consulting fees, and $0.1 million in license and support costs.

Product development expenses for the nine months ended September 30, 2016 decreased by $4.9 million, or 24%, to $15.6 million, as compared to $20.5 million in the same period in 2015, primarily due to decreases of $4.3 million in personnel and related costs driven by headcount reductions and the sale of our Cracked business, which is net of stock-based compensation expense related to the acceleration of certain stock awards,  $0.4 million in consulting fees, and $0.2 million in license and support costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2016 decreased by $1.8 million, or 19%, to $7.5 million, as compared to $9.3 million in the same period in 2015. The decrease was primarily due to decreases of $0.9 million in depreciation expense, $0.6 million in facilities and related costs, $0.2 million in consulting fees, and $0.1 million in personnel and related costs.

General and administrative expenses for the nine months ended September 30, 2016 decreased by $4.4 million, or 16%, to $23.5 million, as compared to $27.8 million in the same period in 2015. The decrease was primarily due to decreases of $1.4 million in depreciation expense, $1.3 million in facilities and related costs,  $1.2 million in legal and audit fees,  and $0.5 million in consulting fees.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2016 decreased by $0.3 million, or 10%, to $3.1 million, as compared to $3.4 million in the same period in 2015. The change was primarily due to a decrease in amortization expense from intangible assets completing their useful life, partially offset by additional amortization expense from the removal of certain content units in the third quarter of 2016.

Amortization expense for the nine months ended September 30, 2016 decreased by $6.1 million, or 40%, to $9.2 million, as compared to $15.4 million in the same period in 2015. The decrease was primarily due to the removal of certain content units from our media properties during the second quarter of 2015, the disposition of intangible assets in connection with the sale of our Pluck business in February 2015,  and lower amortization expense due to intangible assets completing their useful life.

Interest Income (Expense), Net

Interest income was less than $0.1 million for each of the three and nine month periods ended September 30, 2016, primarily related to interest paid to us on our money market funds which are included in cash and cash equivalents. Interest expense for each of the three and nine month periods ended September 30, 2016 was not material.

Interest income was not material for the three months ended September 30, 2015. Interest income for the nine months ended September 30, 2015 was $0.4 million,  representing interest income on the promissory note we received in July 2014 as part of the consideration for the sale of CoveritLive. Interest expense was not material for the three months ended September 30, 2015. Interest expense was $0.1 million for the nine months ended September 30, 2015, related to an acquisition holdback that was part of the consideration for our purchase of Society6. The holdback amount was fully repaid in July 2015 upon expiration of the holdback period.

Other Income (Expense), Net

Other expense, net for the three months ended September  30, 2016 was less than $0.1 million as compared to other income, net of $0.2 million for the three months ended September 30, 2015, which related to gains recorded for the dispositions of certain non-core online properties during the 2015 period. Other income, net for the nine months ended September 30, 2016 was $39.1 million, as compared to $3.0 million for the same period in 2015. The increase was due to the higher gains recorded for the sales of our Cracked business and one of our non-core online properties during the nine months ended September 30, 2016, as compared to the gains recorded for the dispositions of our Pluck business and certain other non-core online properties during the 2015 period.

Income Tax Benefit (Expense)

Income tax benefit (expense) was less than $0.1 million for each of the three and nine month periods ended September  30, 2016 and 2015. Income tax expense for the three and nine month periods ended September 30, 2016 and 2015 primarily related to minimal state and foreign income tax expenses.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(8,349)	$(13,805)	$4,209	$(34,962)
Add (deduct):
Income tax (benefit) expense	(32)	13	48	45
Interest (income) expense, net	(33)	3	(58)	(216)
Other expense (income), net(1)	31	(178)	(39,131)	(3,024)
Depreciation and amortization(2)	4,447	7,155	15,035	24,364
Stock-based compensation(3)	1,680	1,559	6,118	5,683
Acquisition, disposition and realignment costs(4)	99	1,606	1,396	2,162
Adjusted EBITDA	$(2,157)	$(3,647)	$(12,383)	$(5,948)

(1)	Primarily consists of income from the disposition of certain businesses, including Cracked, and other online properties.
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

Liquidity and Capital Resources

As of September 30, 2016, we had $51.7 million of cash and cash equivalents. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash. We received cash proceeds of $35.1 million on the closing date and the remaining $3.9 million was placed into escrow to cover certain of our post-closing indemnification obligations for a period of 15 months. In March 2016, we also received $1.0 million from the sale of one of our non-core online properties. In July 2016, we used approximately $1.5 million of cash to fund the acquisition of The Other Art Fair.

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash we generate from our operations and cash received from asset dispositions. Historically, we have also financed our operations from the issuance of stock and borrowings under credit facilities. We believe that our existing cash and cash equivalents and the cash generated by our businesses will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a credit facility, selling certain assets or issuing equity, equity-related or debt securities. We do not currently have an available line of credit or an effective shelf registration statement on file with the SEC.

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

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. In June 2016, we disclosed that the Company’s board of directors and management was considering re-initiating repurchases of up to $5.0 million of our common stock through the end of 2016, and these repurchases were initiated in July 2016.  During the three months ended September 30, 2016, we repurchased approximately 618,000 shares at an average price of $5.65 per share for an aggregate amount of $3.5 million. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as well as through certain negotiated transactions. The stock repurchases were financed by available cash balances. As of September 30, 2016, approximately $15.7 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future, which may exceed the previously announced $5.0 million of common stock in 2016. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

	Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(13,478)	$(9,749)
Net cash provided by investing activities	$31,038	$7,899
Net cash used in financing activities	$(4,436)	$(8,030)

Cash Flows from Operating Activities

Nine months ended September 30, 2016

Net cash used in our operating activities during the nine months ended September 30, 2016 was $13.5 million. Our net income during the period was $4.2 million, which included gains on disposal of businesses and online properties of $39.1 million, partially offset by non-cash charges of $21.1 million related to depreciation, amortization and stock-based compensation. Cash flow from operating activities was also impacted by changes in our working capital of $0.3 million.

Nine months ended September 30, 2015

Net cash used in our operating activities during the nine months ended September 30, 2015 was $9.8 million. Our net loss during the period was $35.0 million, which included non-cash charges of $30.0 million related to depreciation, amortization and stock-based compensation, partially offset by a gain on disposal of business and online properties of $3.2 million. Cash flow from operating activities was also impacted by changes in our working capital of $1.7 million.

Cash Flows from Investing Activities

Nine months ended September 30, 2016

Net cash provided by investing activities was $31.0 million during the nine months ended September 30, 2016. Cash provided by investing activities for the nine months ended September 30, 2016 included cash inflows of $36.1 million from the sale of our Cracked business and one of our non-core online media properties, partially offset by cash paid for acquisitions, net of cash acquired, of $1.4 million, and investments in property and equipment of $3.7 million.

Nine months ended September 30, 2015

Net cash provided by investing activities was $7.9 million during the nine months ended September 30, 2015. Cash provided by investing activities for the nine months ended September 30, 2015 consisted of cash inflows of $5.1 million from the repayment of a promissory note, $4.8 million from the sales of our Pluck business and certain non-core online media properties, $1.0 million of cash received from a holdback related to a prior year disposition, and $0.7 million from restricted deposits, partially offset by investments in property and equipment of $3.6 million, which included internally developed software.

Cash Flows from Financing Activities

Nine months ended September 30, 2016

Net cash used in financing activities was $4.4 million during the nine months ended September 30, 2016.  Cash used in financing activities for the nine months ended September 30, 2016 primarily consists of $3.5 million used to fund repurchases of our common stock, and $1.1 million related to net taxes paid on employee stock option exercises and restricted stock units vesting, partially offset by $0.2 million in proceeds from exercises of stock options and purchases under ESPP.

Nine months ended September 30, 2015

Net cash used in financing activities was $8.0 million during the nine months ended September 30, 2015. Cash used in financing activities for the nine months ended September 30, 2015 primarily consists of $7.6 million of cash paid for acquisition holdbacks from prior year acquisitions and $0.6 million of costs related to net taxes paid on exercises of employee stock options and vesting of restricted stock units.

Off Balance Sheet Arrangements

As of September 30, 2016, we did not have any off balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2016 and 2015, we used $3.7 million and $3.6 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $1 million and $2 million during the remainder of the year ending December 31, 2016.

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

Foreign Currency Exchange Risk

While relatively small, we have operations and generate revenue from sources outside the United States. We have foreign currency exchange risks related to our revenue being denominated in currencies other than the U.S. dollar, principally in the Euro, British Pound Sterling, Australian dollar, and a relatively smaller percentage of our expenses being denominated in such currencies. We do not believe that movements in the foreign currencies in which we transact will significantly affect future net earnings or losses. Foreign currency exchange risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We do not believe that such a change would currently have a material impact on our results of operations. As our international operations grow, our risks associated with fluctuations in currency rates will become greater, and we intend to continue to assess our approach to managing this risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Concentrations of Credit Risk

As of September 30, 2016, our cash and cash equivalents were maintained primarily with five major U.S. financial institutions and five foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	September 30, 2016	December 31, 2015
Google, Inc.	39%	26%

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

Item 1A.RISK FACTORS

There are certain risks and uncertainties in our business that could materially affect our business, financial condition and/or future results and cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our 2015 Annual Report, which is available at www.sec.gov and at ir.demandmedia.com.  We are providing below, in supplemental form, the material changes to our risk factors that occurred during the past quarter. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. The risk factors described in the 2015 Annual Report and the risk factor below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. Except as set forth below, there have been no material changes to the risk factors set forth in the 2015 Annual Report.

We are in the process of changing the corporate name of the company to better align the brand with our businesses and this change may not achieve its anticipated benefits.

On November 9, 2016, we expect that our corporate name will change from Demand Media, Inc. to Leaf Group Ltd. as part of our evolution from a pure digital media company to a diversified internet marketplaces and media company. We will also commence trading under the ticker symbol “LFGR” on the New York Stock Exchange as of market open on November 9, 2016. We have incurred certain costs in connection with these branding changes and these efforts may have limited, or no, positive impact on our business and results of operations. Additionally, changing our name could diminish brand awareness of our holding company among current customers and adversely affect our ability to attract new customers.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

The following table summarizes the stock repurchase activity for the three months ended September 30, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program.

In June 2016, we disclosed that our board of directors and management was considering re-initiating repurchases of up to $5.0 million of our common stock under our stock repurchase plan through the end of 2016, and those repurchases were initiated in July 2016. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan and may elect to repurchase additional shares in the future, which may exceed the previously announced $5.0 million of common stock in 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2016 - July 31, 2016	84,001	$5.69	84,001	$18,754,000
August 1, 2016 - August 31, 2016	410,334	5.61	410,334	16,451,000
September 1, 2016 - September 30, 2016	123,880	5.74	123,880	15,740,000
Total	618,215	$5.65	618,215	$15,740,000
(1)

As disclosed in our current report on Form 8-K filed on August 22, 2011, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25.0 million of our outstanding common stock, effective as of August 19, 2011. Our Board of Directors subsequently approved a $25.0 million increase to this stock repurchase program, for an aggregate authorized repurchase amount of $50.0 million, as disclosed in a current report on Form 8-K filed on February 16, 2012. In total, we have used approximately $34.3 million to repurchase shares of our common stock under the stock repurchase program. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

Date: November 7, 2016

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

3.2		Amended and Restated Bylaws of Demand Media, Inc. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2011).

4.1		Form of Demand Media, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

10.1	†	Employment Agreement between Demand Media, Inc. and Dion Camp Sanders, dated as of August 1, 2016.

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