Form 10-K
period 2016-12-31
LEAF GROUP LTD.
filed 2017-02-23
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35048

LEAF GROUP LTD.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $63.0 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 15, 2017, there were 19,865,638 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

LEAF GROUP LTD.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. under the heading entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Annual Report on Form 10-K, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (the “SEC”) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we currently expect.

Item 1. Business

As used herein, “Leaf Group,” the “Company,” “our,” “we,” “us” and similar terms include Leaf Group Ltd. and its subsidiaries, unless the context indicates otherwise.

“Leaf Group” and other trademarks of ours appearing in this report, such as “eHow” and “Society6”, are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

Overview

Leaf Group is a diversified Internet company that builds platforms across our marketplace and media properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories.  In addition, our diverse advertising offerings help brands and publishers find innovative ways to engage with their customers.

Our business is comprised of two service offerings: Marketplaces and Media.

•

Marketplaces:  Through our Marketplaces service offering, we operate leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer products in the home décor, accessories, and apparel categories. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. Our Marketplaces service offering also includes The Other Art Fair, a leading London-based art fair for discovering emerging artists that complements our Saatchi Art online marketplace.

•

Media:  Our Media service offering includes our leading owned and operated media properties that publish content, including videos, articles and designed visual formats, on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners.

Our Marketplaces service offering primarily generates revenue from the sale of products and services through our art and design marketplaces. Our Media service offering generates the majority of its revenue from the sale of advertising on our media properties. We also generate revenue from the sale or license of media content, including the creation and distribution of content for third party brands and publishers through our content studio. Information about our revenue by service offering is set forth in Note 17 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Separation

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from the Company, resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Marketplaces and Media businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of our common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split of our outstanding and treasury shares of common stock. The financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for all periods prior to fiscal year 2015 presented in this Annual Report on Form 10-K.

Sale of Cracked Business

In April 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc., a subsidiary of The E.W. Scripps Company, for a cash purchase price of $39.0 million. Additional financial information relating to the Cracked business for the relevant periods is set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Content Studio Realignment

In June 2016, we took certain actions to streamline our content publishing studio business (formerly known as studioD) and better integrate the business into our broader Media service offering. As part of this realignment, we reduced the staffing within this business by 35 full-time employees and integrated the remaining employees into our other Media businesses. Following this realignment, we are continuing to create content for third party publishers and brands using a more integrated approach.

Rebrand to Leaf Group Ltd.

Leaf Group Ltd. was incorporated in Delaware in March 2006 as Demand Media, Inc. As part of our evolution from a pure digital media company to a diversified marketplaces and media company, our corporate name changed from Demand Media, Inc. to Leaf Group Ltd. effective November 9, 2016. We also commenced trading under the ticker symbol “LFGR” on the New York Stock Exchange (the “NYSE”) as of market open on November 9, 2016. Our headquarters are located in Santa Monica, California.

Marketplaces

Our Marketplaces service offering includes Society6, which we acquired in June 2013; Saatchi Art, which we acquired in August 2014; and The Other Art Fair, which we acquired in July 2016. Our marketplace platforms provide consumers with tools to discover a large selection of original artwork and designs created by a leading global artist community of approximately 300,000 artists across all platforms. Our marketplaces empower artists to reach a global audience of art lovers and design conscious buyers and earn a living pursuing their passion, while we handle various marketing, promotion, and logistics, such as coordination of print-on-demand production, global shipping, and payment processing. In 2016, we expanded our art marketplaces with the acquisition of The Other Art Fair, allowing us to offer buyers the ability to purchase original art from emerging artists around the globe, both online through Saatchi Art’s online gallery and in-person through The Other Art Fair’s events. We believe our marketplaces are distinguished by the high-quality products, caliber of artists and superior customer service that we provide to both artists and buyers.

Our art and design marketplaces include:

•

Society6.  Society6 provides artists with an online commerce platform to feature and sell their original designs on an array of consumer products in the home décor, accessories, and apparel categories. Artists post their designs, set the price for art prints, and select other products within the Society6 product portfolio on which their designs can be sold. After a product is purchased, third party vendors produce, package and ship the product directly to the buyer. As of December 31, 2016, there were approximately 230,000 active artists on Society6, an increase of more than 32% from the prior year. There are now more than 3.6 million unique designs available across the Society6 product portfolio, a 33% increase year-over-year. During 2016, Society6 facilitated sales from customers located in over 100 countries, and approximately 44% of Society6’s users accessed its services via mobile devices.

•

Saatchi Art.  Saatchi Art is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. Saatchi Art’s art advisory service provides individual collectors and trade professionals with complimentary access to an art curator who will select artwork for the customer to browse that are tailored to the customer's needs, space and style. There are currently more than 650,000 original, unique works, which were created by over 75,000 artists, available on the Saatchi Art platform. In addition, artists can choose to sell prints of the artwork they post on Saatchi Art and we contract with third-party vendors to produce and ship the prints directly to the buyer. Saatchi Art has sold works to buyers located in over 80 countries.

•

The Other Art Fair.  The Other Art Fair, a leading art fair for discovering emerging artists, provides a platform for artists to present and sell their work directly to art buyers in an accessible atmosphere designed to allow visitors to enjoy an interactive and immersive experience. Using a selection committee of art experts and a guest curator, each fair showcases approximately 120 artists and their work, enabling both collectors and first-time buyers to buy directly from emerging artists. Since 2011, The Other Art Fair has hosted approximately 15 fairs working with over 1,000 artists from more than 20 countries. The Other Art Fair currently hosts fairs in the United Kingdom and Australia, and intends to expand these fairs to the United States in 2017.

Media

We operate diverse media brands that reach audiences through social channels, newsletters and websites. We create a wide variety of content designed to engage our audience on a range of topics across these channels. In some cases, these efforts support the brands of our partners rather than properties we own.

Content Creation and Distribution. We create high-quality, informative and engaging digital content in a wide variety of formats including videos, articles and slideshows. We strive to create content that appeals to our audiences and to our advertisers. We publish a majority of our content on our owned and operated media properties, each of which is focused on a specific topic or interest. Most of the content published on our media properties was previously produced by a large community of freelance professionals, but we now focus our content creation process on building relationships with a smaller number of freelance content creators and influencers who have subject matter expertise and bring increased authority and credibility to their content.

Users visit our media properties through search engine referrals, direct navigation, social media referrals, and e-mail and online marketing activities. Our media properties are designed to be easily discoverable by users due to the combination of relevant content, search engine optimization and the ability of users to recommend and share our content via social media websites and applications such as Facebook, Pinterest, Instagram and Twitter. Visitors access our media properties through desktop and mobile platforms, including mobile applications, and can also view our content on third party distribution channels such as Facebook and YouTube.

Our portfolio of owned and operated media properties includes our largest brands—Livestrong.com and eHow—as well as nearly 20 smaller media properties that are focused on specific topics or interests. Livestrong.com is an online destination for health and healthy living with an extensive library of health, fitness, lifestyle and nutrition articles and videos. This content, combined with interactive tools, mobile applications, user-contributed nutritional information and social media community features, helps users create customized goals and monitor their health, fitness and life achievements, while serving as a platform for community members to connect with each other. eHow is a do-it-yourself reference destination with an extensive library of articles and videos that provide people with practical solutions and easily understandable instruction and advice to solve a variety of problems that they may encounter throughout their day. During the third quarter of 2016, we began launching several category-specific properties leveraging topics and content from eHow because we feel that more narrowly focused media properties with a distinct editorial voice now resonate better with audiences. These category-specific media properties currently include: Cuteness.com, a community for pet owners and animal lovers; Techwalla.com, a site that provides expansive reviews and information on technology products for your home and family; LEAF.tv, a site with rich content in living, eating, and fashion; and Sapling.com, a millennial source for information on personal finance. As we continue this process of migrating categories of content onto new media properties, eHow.com will narrow its focus on informative and entertaining projects for do-it-yourself enthusiasts. Collectively, our owned and operated media properties reached nearly 46 million unique visitors in the United States in December 2016 according to comScore.

We also use our content creation platform to create original custom content focused on specific topics for third party publishers and brands, which we host and seamlessly integrate onto dedicated sections of these partners’ websites. These arrangements generally include a revenue sharing component with regard to advertising revenue generated by this content. We currently have approximately 25 such hosted properties in our portfolio.

Monetization. We have developed a multi-faceted monetization platform, incorporating a multitude of advertising partners ranging from sell side platforms to advertising exchanges, that we deploy to our owned and operated media properties and the media properties we host for our partners. We work directly with advertisers to provide them with sponsored content and premium display and native ad inventory, while also streamlining ad planning and buying and managing media campaigns through the use of technology and proprietary first-party data sets.

For monetization of our display ad inventory, our programmatic platform automates the selling of ad inventory using third party technology and sophisticated data sets. We use a series of algorithms and proprietary methods to present visitors with relevant advertisements that can be dynamically optimized via creative rotation, frequency capping, and data to improve monetization performance and consumer experience. Our system of monetization tools also includes yield optimization systems that continuously evaluate the performance of advertisements on desktop and mobile in order to maximize revenue, while utilizing ad management infrastructures that manage multiple ad formats and control ad inventory.

Technology

Our technologies include software applications built to run on independent clusters of standard and commercially available servers located at co-location facilities in North America. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Redis, mongoDB, Memcache, and Lucene in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. These systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third party services to geographically deliver data using major content delivery network (“CDN”) providers. Virtualization is heavily deployed throughout our technology architecture, which affords scaling numerous properties in an efficient and cost effective manner. Enterprise class storage systems provide redundancy in order to maintain continued and seamless system availability in the event of most component failures.

Our business intelligence platform and financial systems are hosted in Tier IV data centers alongside most of our public facing Media websites and applications. Some of our websites are hosted with a third party cloud hosting provider. Each of our significant websites is designed to be fault-tolerant, with collections of application servers, typically configured in a load balanced state, in order to provide additional resiliency. Our environment is equipped with a full-scale monitoring solution, which includes an outsourced network operations center that is continuously staffed.

International Operations

We provide our products and services to consumers around the world. Our marketplaces are available to artists and buyers globally and, in 2016, Society6 started working with its first international vendor in Australia to more efficiently ship products to customers in the Asia-Pacific region. In addition, The Other Art Fair is based in London and currently hosts art fairs in the United Kingdom and Australia. Our Media service offering includes eHow en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking markets). Information regarding financial data by geographic areas is set forth in Note 17 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K, and additional information regarding certain risks associated with our international operations is provided under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Customers

The products and artwork sold through our Marketplaces service offering are primarily sold directly to consumers. We also sell some products and artwork to trade professionals and commercial customers.

Our Media customers currently include advertisers and advertising providers that purchase advertising space on our owned and operated media properties, as well as third party brands, publishers and advertisers for whom we create and, in some cases, host content. Our advertising strategy is currently focused on both direct sales channels with brands and advertising agencies, particularly with respect to native and sponsored ad campaigns, and programmatic offerings that utilize various advertising network exchanges to manage our ad stack. A significant portion of the advertising revenue generated by our Media business is derived from our agreements with Google. See “Item 1A.  Risk Factors—We depend upon certain arrangements with Google for a significant portion of our revenue. A termination of, or a loss of revenue generated from, our agreements with Google would have a material adverse effect on our business, financial condition and results of operations.”

Competition

We operate in highly competitive and developing industries that are characterized by rapid technological change, various business models and frequent disruption of incumbents by innovative entrants.

Marketplaces.  Our art and design marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Society6 primarily competes with companies that utilize a print-on-demand model whereby consumer products are produced and shipped to customers with selected artist generated designs printed on them, such as RedBubble, Zazzle and Minted, as well as companies that offer broader home décor and apparel products, such as Etsy and Wayfair. Saatchi Art competes with traditional offline art galleries, art consultants and other online properties selling original artwork, such as Artfinder, Artspace, Ugallery, Vango, eBay and Amazon Art.  The Other Art Fair competes with various art fairs, and in particular fairs that feature reasonably priced artwork from emerging artists such as The Affordable Art Fair. Our marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms and attend our fairs. We believe that the principal competitive factors for such marketplaces include the quality, price and uniqueness of the products, artwork or services being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to our print-on-demand products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength. We expect competition to continue to intensify as online and offline businesses increasingly compete with each other and the barriers to enter online channels are reduced.

Media.  We face intense competition for our Media service offering from a wide range of competitors. These markets are rapidly evolving, fragmented and competition could increase in the future as more companies enter the space. We compete for advertisers on the basis of a number of factors, including return on marketing expenditures, price of our offerings, and the ability to deliver large audiences or precise types of segmented audiences. Our principal competitors in this space currently include various online media companies ranging from large Internet media companies to specialized and enthusiast properties that focus on particular areas of consumer interest, as well as social media outlets such as Facebook, Snapchat and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers. Some of our competitors have larger audiences and more financial resources than we have and many of our competitors are making significant investments in order to compete with various aspects of our business.

Many of our current Marketplaces and Media competitors have, and potential competitors may have, substantially greater financial, marketing and other resources than we have; greater technical capabilities; greater brand recognition; longer operating histories; differentiated products and services; and larger customer bases. These resources may help some of our competitors and potential competitors respond more quickly as the industry and technology evolves, focus more on product innovation, adopt more aggressive pricing policies and devote substantially more resources to website and system development than we do. Additional information regarding competition is included under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Intellectual Property

Our intellectual property consists of trademarks, service marks, patents, copyrights and trade secrets, and is, in the aggregate, important to our business. To protect our proprietary rights, we rely on a combination of intellectual property rights in the United States and other jurisdictions, including trademarks, patents, copyrights, and trade secret laws, together with contractual provisions and technical measures that we have implemented. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology, including our platforms and infrastructure. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality and non-disclosure agreements with third parties that provide products and services to us.

We have trademarks registered in the United States and in various countries (some of which are registered in multiple classes) for some of our core properties, including “Society6” and “eHow”, and we have additional trademark applications pending in the United States and other jurisdictions. We also have patents granted by the United States Patent and Trademark Office and other jurisdictions with respect to certain methods, processes and technologies related to our Media service offering that expire between 2027 and 2033, and we have patent applications pending in the United States and other jurisdictions specific to our Media service offering. We believe that the duration of our patents is adequate for the current needs of our business. We generally do not register the copyrights associated with our content with the United States Copyright Office due to the relatively high costs we would incur to register all of our copyrights.

In addition to the intellectual property we own, we also have licenses to use the “Saatchi” name in connection with our Saatchi Art marketplace and the “Livestrong.com” name in connection with our Livestrong.com media property, in each case, as permitted by the terms of intellectual property or licensing agreements with the third parties who retain the ownership rights to such names. Additional information regarding certain risks related to our intellectual property is included under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Regulation

We are subject to numerous laws and regulations in the United States and abroad, including laws and regulations relating to freedom of expression; information security; data privacy and data collection; pricing and fees; employment related matters; online content and the distribution of content; intellectual property rights, including secondary liability for infringement by others; product liability claims; taxation, including sales and value-added taxes (“VAT”); online advertising and marketing, including email marketing, unsolicited commercial email, native advertising and sponsored content; and the use of social media influencers.

In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including the Communications Decency Act, the Digital Millennium Copyright Act, the Lanham Act, the Anticybersquatting Consumer Protection Act, the CAN-SPAM Act and the Federal Trade Commission Act. Advertising and promotional information presented to visitors on our online properties, our related social media channels and through our other marketing activities are subject to federal and state consumer protection laws and regulations that govern unfair and deceptive practices. Because we operate large consumer-facing media properties and marketplace platforms, we are also subject to state, federal and foreign laws and regulations governing privacy of users’ search and purchasing habits and other information, including requirements related to the collection and protection of consumers’ non-public personal information, user preferences and similar personal data. We believe that we will also be subject to the General Data Protection Regulation (“GDPR”), which was enacted in the European Union in May 2016, becomes effective in May 2018 and relates to data protection and privacy.

We must also comply with certain foreign and U.S. laws and regulations that apply to our international operations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) and the economic and trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export and customs laws.

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

Employees

As of December 31, 2016, we had approximately 265 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Seasonality

Our Marketplaces service offering is affected by traditional retail seasonality and there is generally increased sales activity on our marketplaces platforms during the fourth quarter holiday season. Both our Marketplaces and Media service offerings are also affected by seasonal fluctuations in Internet usage, which generally slows during the summer months. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

Available Information

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge in the investor relations section of our corporate website (http://ir.leafgroup.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Relating to our Business

If we are unable to successfully drive traffic to our marketplaces and media properties and expand the customer base for our marketplaces, our business, financial condition and results of operations would be adversely affected.

In order for our businesses to grow, we must attract new visitors and customers to our marketplaces and media properties and retain our existing visitors and customers. One of the key factors to growing our marketplace platforms is expanding our customer base. Our ability to attract new customers, some of whom may already purchase similar products from our competitors, depends in part on our ability to successfully drive traffic to our marketplaces using social media platforms, e-mail marketing campaigns and promotions, paid referrals and search. We may incur significant expenses related to customer acquisition and the net sales from new customers may not ultimately exceed the cost of acquiring these customers. Additionally, we believe that many of the new customers for our marketplaces originate from word-of-mouth and other non-paid referrals from existing customers. If we fail to deliver a differentiated consumer experience or if customers do not perceive the products sold through our marketplaces to be of high value and quality, we may have difficulty retaining our existing customers and attracting new customers through referrals and other channels.

Our success in attracting traffic to our media properties and converting these visitors into repeat users depends, in part, upon our ability to identify, create and distribute high-quality content through engaging products and our ability to meet rapidly changing consumer demand. We may not be able to identify and create the desired content and produce an engaging user experience in a cost-effective or timely manner, if at all. As discussed further below, we depend on search engines to direct a significant amount of traffic to our media properties and we utilize search engine optimization efforts to help generate search referral traffic to our media properties. If we are unable to successfully modify our search engine optimization practices in response to changes in search engine algorithms and search query trends, or if we are unable to generate increased traffic from other sources such as social media, e-mail, direct navigation and online marketing activities, we could experience substantial declines in traffic to our media properties and to our partners’ media properties, which would adversely impact our business, financial condition and results of operations.

If Internet search engines continue to modify their methodologies, traffic to our online properties, and particularly to our media properties, could decline significantly.

We depend on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our properties, including media properties that we host for our partners. Our media properties are particularly dependent on search referral traffic. For the year ended December 31, 2016, based on our internal data, a majority of the traffic directed to eHow and Livestrong.com came directly from Internet search engines and more than half of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by search engines to display results could cause our properties to receive less favorable placements in, or be removed from, the search results. In addition, search engine providers typically display, together with organic search results, content and links that may divert traffic from the pages referenced in the organic search results, including paid search results and content and links selected by the search engine provider. Accordingly, even if we rank highly in organic search results, traffic to our properties may still decline as a result of paid search results and other content included on the search results page generated by a search query. Internet search engines could also decide that content on our media properties, or the size and placement of ad units displayed on webpages hosting our content, is unacceptable or violates their policies. Internet search engines could also view changes made to our properties unfavorably, leading to lower search result rankings and a decrease in search referral traffic, including to the category-specific sites that we have recently launched.

Google, Bing and Yahoo! regularly deploy changes to their search engine algorithms. Since 2011, we have experienced fluctuations in the total number of Google search referrals to our properties. During 2013, we experienced several negative changes in Google referrals to our media properties that, in the aggregate, were larger in magnitude than those we had previously experienced. Beginning in 2014, Bing and Yahoo! began to implement similar changes to their search engine algorithms. The changes to search engine algorithms by Google, Bing and Yahoo! have resulted in, and may continue to result in, substantial declines in traffic directed to our media properties, particularly eHow, which contributed to significant and sustained revenue declines from our media properties. Any future or ongoing changes made by search engines that negatively impact the volume of search referral traffic to any of our media or marketplace properties could materially and adversely affect our business, financial condition and results of operations.

We generate the majority of our Media revenue from advertising.  A reduction in advertising revenue, including as a result of lower ad unit rates, increased availability of ad blocking software, lower online advertising spend, a loss of advertisers or lower advertising yields, could seriously harm our business, financial condition and results of operations.

We currently generate the majority of our Media revenue from advertisements displayed on our media properties, and we expect to continue to derive a significant amount of our Media revenue from advertising. For the years ended December 31, 2016, 2015 and 2014, after giving effect to the Separation, we generated 37%, 53% and 70%, respectively, of our total revenue from advertising and nearly all of our Media revenue is generated from advertising. We have experienced declines in ad unit rates for both desktop and mobile since 2014, resulting in lower advertising revenue, and any further reductions in ad unit rates would negatively impact our financial results. In addition, an increasing percentage of our content is now consumed on social media platforms, which do not monetize as well as the same content consumed on our sites. Software developers have also increased the availability of ad blocking software, particularly on mobile devices. Increased adoption of ad blocking software by users could reduce our advertising revenue and negatively impact our financial results.

We also believe that advertising spend on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the cyclical and discretionary nature of advertising spending, including the perceived impact of campaign strategies; general economic conditions, as well as economic conditions specific to the Internet and media industry; and the occurrence of extraordinary events, such as natural disasters,  terrorist attacks or political instability. Brands and advertisers are also increasingly focusing a portion of their online advertising budgets on social media platforms such as Facebook, Snapchat, Instagram and Pinterest. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities across our media properties, our revenue from advertising could be adversely impacted. An inability to maintain or increase our advertising revenue would have a material adverse effect on our business, financial condition and results of operations.

Additionally, our advertising strategy is currently focused on both direct sales channels with brands and advertising agencies, including native and sponsored ad campaigns, as well as programmatic offerings that utilize various advertising network exchanges, including exchanges operated by Google and Index Exchange. Operating on a programmatic basis requires us to actively manage the sale of our ad inventory on these exchanges. An inability to successfully manage our ad stack, including the programmatic process and our direct sales team, could have a material adverse effect on our business, financial condition and results of operations.

One component of our platform that we use to generate advertiser interest is our system of monetization tools, which is designed to match content with advertisements in a manner that optimizes revenue yield and end-user experience. Advertising providers and advertisers will stop placing advertisements on our media properties if their investments do not generate sales leads, branding opportunities and customer awareness, or if we do not deliver their advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements with our content in a manner that results in increased revenue for advertisers would have an adverse impact on our ability to maintain or increase our revenue from advertising. If any of our advertisers or advertising providers, and in particular Google, decides not to continue advertising on, or providing advertisements to, our media properties, or modifies its advertising policies in a manner that could negatively impact yield, we could experience a rapid decline in our revenue over a relatively short period of time.

We depend upon certain arrangements with Google for a significant portion of our revenue. A termination of, or a loss of revenue generated from, our agreements with Google would have a material adverse effect on our business, financial condition and results of operations.

We have an extensive relationship with Google and a significant portion of our total revenue is generated by advertising provided by Google. For the years ended December 31, 2016, 2015 and 2014, after giving effect to the Separation, we derived approximately 27%, 36% and 50%, respectively, of our total revenue from our arrangements with Google. Google provides both cost-per-click advertisements and cost-per-impression advertisements to our media properties and we receive a portion of the revenue generated by such advertisements. We also utilize Google’s DoubleClick Ad Exchange, an auction marketplace, to sell display advertising space on our media properties. In addition, we use Google’s DoubleClick ad serving technology to deliver advertisements to our media properties. Our primary services agreement with Google, which governs certain of our advertising and search relationships with Google, is set to expire in October 2017. Google has the right to terminate its agreements with us prior to their expiration upon the occurrence of certain events, including if Google reasonably believes that our use of its services violates the rights of third parties, and other breaches of contractual provisions, a number of which are broadly defined. In addition, Google is permitted to discontinue the provision of certain services to us under our primary services agreement at specified times, in its sole discretion. If Google terminates our agreements with it or ceases to provide certain key advertising services to us, or if we are unable to enter into new agreements with Google on terms and conditions favorable to us prior to the expiration of the current agreements, we may not be able to enter into agreements with alternative third party advertisement providers or for alternative ad serving platforms on acceptable terms or on a timely basis or both.

Furthermore, our advertising agreements with Google may not continue to generate the same level of revenue that we have received from such arrangements during past periods for a variety of reasons, including a reduction in the amounts Google is able to charge advertisers and the possibility that certain of our media properties do not generate sufficient traffic to realize our maximum revenue share percentage with Google. Our ability to generate advertising revenue from Google also depends, in part, on Google’s assessment of the quality and performance characteristics of Internet traffic resulting from advertisements placed on our media properties. In addition, Google may at any time change the nature of, or suspend, the services that it provides to advertisers and the catalog of advertisers from which advertisements are sourced, or modify its policies with respect to how advertisements may be displayed on a webpage. These types of changes or suspensions would adversely impact our ability to generate revenue from our advertising agreements with Google. Any termination of or change in the services that Google provides to us, or a loss of revenue generated by our advertising agreements with Google, would have a material adverse effect on our business, financial condition and results of operations.

Mobile devices are increasingly being used to access the Internet and, in addition, our content is increasingly being consumed on social media platforms. Advertising yields on both mobile web and social media platforms are lower on average than desktop yields directly on our websites, which could negatively impact our business, financial condition and results of operation.

The number of people who access the Internet through mobile devices such as smartphones and tablets, rather than through desktop or laptop computers, has increased substantially in recent years. Additionally, individuals are increasingly consuming content through social media platforms. If we cannot effectively distribute our media content, products and services on these devices or through these platforms, we could experience a decline in visits and traffic and a corresponding decline in revenue. It is also more difficult to display advertisements on mobile devices without disrupting the consumer experience. We have made, and may make further, changes to the layouts and formats of our mobile sites in order to improve the user experience or comply with the requirements of our advertising partners, which could negatively impact our monetization efforts on mobile devices. In addition, advertising yields on both mobile web and social media platforms on average are currently lower than desktop yields directly on our websites. The significant increase in consumption of our media content on mobile devices and through social media platforms has contributed to a reduction in our Media revenue per one thousand visits, or RPVs. As a result of these factors, the increasing use of mobile devices and social media platforms to access our content could negatively impact our business, financial condition and results of operations.

Certain changes to the business model for our Media service offering and related expenditures could negatively impact our operating margins in the near-term and may not lead to increased revenue in the long-term.

As part of the transformation of our Media business,  we have taken various actions and incurred significant expenses to improve the user experience and engagement on certain of our media properties by redesigning the websites; removing duplicative or low-quality content; reducing the ad unit density; changing the format of ad units; improving the mobile experience and adding products and user engagement tools. Such actions do not directly generate related revenue and certain changes will likely negatively impact our revenue and operating margins in the near-term. In particular, between 2013 and 2015, we removed a significant amount of content from eHow and Livestrong.com and reduced the number of ad units on each page, which collectively resulted in a large decrease in revenue and may continue to negatively impact revenue and operating margins due to the reduction in content and ad units generating advertising revenue on these sites. We may also incur additional expenses in order to further improve the product and user experience associated with our media properties.

In addition, in the second half of 2016, we began launching several category-specific media properties leveraging topics and content from eHow because we feel that more narrowly focused media properties with a distinct editorial voice now resonate better with audiences and advertisers.  These category-specific media properties currently include: Cuteness.com, a community for pet owners and animal lovers; Techwalla.com, a site that provides expansive reviews and information on tech products for your home and family; LEAF.tv, a site with rich content in living, eating, and fashion; and Sapling.com, a millennial source for information on personal finance. We may receive lower advertising rates on the new properties as compared to eHow, particularly when the new properties are first launched, and the content that is moved may not ultimately generate the same or increased traffic on the new category-specific properties. These recent changes and any additional changes may not result in increased visits to, or increased revenue generated by, our media properties in the aggregate in the near-term or long-term.

If we are unable to attract new customers to our marketplaces and successfully grow our marketplaces business, our business, financial condition and results of operations could be adversely affected.

We operate leading art and design marketplaces, as well as a leading art fair for discovering emerging artists. If we are unable to attract new customers to our marketplaces and successfully grow these platforms, our business and results of operation would be adversely affected.

The success of our marketplaces is dependent upon a number of factors, including:

•	demand for these types of products and market acceptance of our products and services;
•	our ability to attract and retain new customers;
•	increased brand awareness and the reputation of our marketplaces;
•	our ability to increase conversion rates and average order values;
•	our ability to maintain the artist communities on Society6 and Saatchi Art so that artists continue to contribute and maintain their original artwork and designs on these marketplaces;
•

our ability to cost-effectively introduce and market new products on Society6 on a timely basis to address changing consumption trends and consumer preferences and to differentiate us from our competitors;

•	our ability to identify and attract local artists who will drive attendance and art sales at fairs hosted by The Other Art Fair;
•	the success and competitiveness of new entrants into this highly competitive industry;

•	competitive pricing pressures, including potential discounts offered to attract customers and reduced or free shipping;
•

maintaining significant strategic relationships with our print-on-demand suppliers and ensuring the costs and quality of their products and the timeliness of our production cycle for our art and design marketplaces;

•	disruptions in the supply-chain, production and fulfillment operations associated with the print-on-demand products sold through our art and design marketplaces;
•	our ability to source reliable local vendors as we look to expand internationally;
•	our ability to identify local art directors and personnel to efficiently operate fairs hosted by The Other Art Fair in multiple countries;
•	shipping disruptions or delays with the products sold through our online marketplaces;
•	the return rate for products sold through our marketplaces;
•	the overall growth rate of e-commerce and marketplaces;
•	overall changes in consumer spending on discretionary purchases; and
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

If the mobile solutions available to buyers and sellers using our online marketplaces are not effective, the growth prospects for our marketplaces could decline and our marketplaces revenue and business could be adversely affected.

Consumers are increasingly conducting online shopping on mobile devices, including smartphones and tablets, rather than on desktop computers. Although we continually strive to improve the mobile experience for users of Society6 and Saatchi Art accessing our marketplaces through mobile devices, the smaller screen size and reduced functionality associated with some mobile device interfaces may make the use of our marketplace platforms more difficult or less appealing to our members. Historically, visits to our marketplaces on mobile devices have not converted into purchases as often as visits made through desktop computers and the average order value for mobile transactions has been lower than desktop transactions. Society6 and Saatchi Art sellers are also increasingly using mobile devices to operate and monitor their accounts on our platforms and if we are not able to deliver a rewarding experience to sellers using mobile devices, our Marketplaces service offering may suffer. If our members encounter difficulty accessing or using our marketplace platforms on their mobile devices, or if our members choose not to use our marketplace platforms on their mobile devices, the growth prospects for our marketplaces could decline. Additionally, if conversion rates and average order values for mobile transactions on our marketplaces do not increase, our marketplaces revenue and results of operation for our Marketplaces service offering may be adversely affected.

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

Marketplaces

Our art and design marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Society6 primarily competes with companies that utilize a print-on-demand model whereby consumer products are produced and shipped to customers with selected artist generated designs printed on them, such as RedBubble, Zazzle and Minted, as well as companies that offer broader home décor and apparel products, such as Etsy and Wayfair. Saatchi Art competes with traditional offline art galleries, art consultants and other online properties selling original artwork, such as Artfinder, Artspace, Ugallery, Vango, eBay, and Amazon Art. The Other Art Fair competes with various art fairs, and in particular fairs that feature reasonably priced artwork from emerging artists such as The Affordable Art Fair. We expect competition to continue to intensify as online and offline businesses increasingly compete with each other, and because the barriers to entry into online channels can be low.

Our marketplace platforms must successfully attract, retain and engage both buyers and sellers to use our platforms. We believe that the principal competitive factors for our marketplaces include the quality, price and uniqueness of the products, artwork or services being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to our print-on-demand products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength.

Many of the current competitors to our Marketplaces service offering have, and potential competitors may have, longer operating histories, larger customer bases, greater technical capabilities, greater brand recognition, differentiated products and services, and substantially greater financial, marketing and other resources than we have. These resources may help some of our competitors and potential competitors react more quickly as the industry evolves, focus more on product innovation, and devote substantially more resources to website and system development than we do. Some of the competitors to our online marketplaces may offer or continue to offer faster and/or free shipping, more favorable return policies or other transaction-related services which improve their user experience, but which could be impractical or inefficient for us to implement. Some of our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence to build their customer bases and drive sales. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do. For all of these reasons, we may not be able to compete successfully against the current and potential competitors to our art and design marketplaces.

Media

We face intense competition for our Media service offering from a wide range of competitors. We compete for advertisers on the basis of a number of factors including return on marketing expenditures, price of our offerings and the ability to deliver large audiences or precise types of segmented audiences. Our current principal competitors include:

•

Online Media Properties. We compete with numerous Internet media companies, some of which have much larger audiences and financial resources than we have, for online marketing budgets. We also compete with companies and individuals that provide specialized consumer information online, including through enthusiast websites, message boards and blogs. These competitors compete with us across several areas of consumer interest including do-it-yourself, health and healthy living, home and garden, fashion and beauty, crafts, personal finance, technology and pets.

•

Social Media Outlets. We compete with social media outlets such as Facebook, Snapchat, Instagram and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers.

Our Media service offering may face increased future competition if any of our competitors devote increased resources to more directly address the online market for the professional creation and distribution of content. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater brand recognition, longer operating histories, substantially greater financial, marketing and other resources, greater technical capabilities, access to larger customer bases and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products to compete with our current offerings and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For example, if Google chose to compete more directly with us, we may face the prospect of the loss of business or other adverse financial consequences due to Google’s significantly greater customer base, financial resources, distribution channels and patent portfolio. Given the intense competition that our Media service offering faces, we may be unable to maintain or improve our competitive position or market share.

We rely on freelance artists to generate the artwork and designs sold through our art and design marketplaces. We may not be able to attract or retain enough artists to generate artwork and designs on a scale or of a quality sufficient to grow our business.

Our art and design marketplaces rely on artists to join our communities and contribute original artwork and designs that they seek to sell or monetize through the sale of art prints and other print-on-demand consumer products in the home décor, accessories, and apparel categories. We rely on freelance artists to upload their unique art designs to Society6 or sell their original artwork on Saatchi Art, or at fairs hosted by The Other Art Fair, and we may not be able to attract or retain enough artists to generate artwork and designs on a scale or of a quality sufficient to grow our business. Furthermore, our competitors may attempt to attract members of our artist communities by offering compensation and revenue-sharing arrangements that we are unable to match. If we are unable to continue attracting artists to our marketplaces, our revenues from sales of artwork and print-on-demand products will decrease, which would have a negative impact on our business, financial condition and results of operations.

We may not be successful in expanding our current product or service offerings, or expanding into new lines of business, which could limit our future growth.

Important potential areas of growth for us are the development of new product and service offerings and the acquisition or internal development of new lines of business. New product and service offerings and new lines of business may be subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control, including lack of market acceptance. If we develop or acquire new lines of business or new product or service offerings, we may not be able to effectively integrate and manage these new businesses and we may not recover the funds and resources we expend on developing or acquiring them. If we are unable to successfully expand the products and services we offer, or expand into new lines of business, our future growth would be limited which could have a negative effect on our business, financial condition and results of operations.

Poor perception of our brands or business could harm our reputation and adversely affect our business, financial condition and results of operations.

Our Media service offering is dependent on attracting a large number of visitors to our media properties and providing leads and clicks to our advertisers, which depends in part on our reputation within the industry and with our users. Perception that the quality of our content may not be the same or better than that of other published Internet content, even if baseless, can damage our reputation. In addition, Livestrong.com is a licensed trademark from the Livestrong Foundation and there has been negative publicity surrounding Mr. Armstrong in the past. Any damage to the reputation of our brands could harm our ability to attract and retain advertisers, visitors, partners, customers and artists, which would materially adversely affect our business, financial condition and results of operations.

We depend upon the quality of traffic to our media properties to provide value to advertisers and excessive low-quality traffic could have a material adverse effect on the value of such media properties to our third party advertisement distribution providers and advertisers, and thereby adversely affect our revenue.

We depend upon the quality of traffic to our media properties to provide value to advertisers. Low-quality traffic can include clicks associated with non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. There is a risk that a certain amount of low-quality traffic, or traffic that is deemed to be invalid by advertisers, will be delivered to advertisers on our media properties. As a result, we may be required to credit future amounts owed to us by our advertising partners or repay them for amounts previously received if such future amounts are insufficient. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with third party advertisement distribution providers and advertisers and could adversely affect our revenue.

Risks Relating to our Company

We have a history of operating losses and may not be able to operate profitably or generate positive cash flow.

We were founded in 2006 and, except for the year ended December 31, 2012, when we generated net income, we have had a net loss in every year since inception, including generating a net loss of $2.0 million for the year ended December 31, 2016. As of December 31, 2016 we had an accumulated deficit of approximately $397.6 million and we may continue to incur net operating losses in the future. Moreover, our cash flows from operating activities do not currently cover all of our operating expenses, and we may not generate sufficient cash to cover operating expenses for the foreseeable future. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our current cash, cash equivalents and cash provided by operating activities will be sufficient to fund our operations for the next 12 months. It is possible, however, that we may not generate sufficient cash from operations or otherwise have the capital resources to meet our future capital needs, including to invest in areas for growth, and we do not currently have a line of credit in place if we need to borrow funds. If we do not generate sufficient cash from operations or otherwise have sufficient capital resources available, we may need to enter into a new financing arrangement or dispose of certain assets to execute on our current or future business strategies, including developing new or investing in existing lines of business, maintaining our operating infrastructure, acquiring complementary businesses, hiring additional personnel or otherwise responding to competitive pressures. We cannot assure you that financing arrangements will be available to us on favorable terms, or at all. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Any debt financing that we may secure in the future could include restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

In connection with the Separation, our operational and financial profile changed leaving us with a narrower business focus. In addition, if there is a determination that the Separation is taxable for U.S. federal income tax purposes, then we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

On August 1, 2014, we completed the Separation of Rightside from Leaf Group (formerly known as Demand Media). Following the Separation, we became a smaller company focused on our Marketplaces and Media businesses. This narrower business focus may leave us more vulnerable to changing market conditions and the diminished diversification of revenue, costs, and cash flows could cause our results of operation, cash flows, working capital and financing requirements to be subject to increased volatility. In addition, we may be unable to achieve some or all of the strategic and financial benefits that we expected would result from the Separation, or such benefits may be delayed, which could materially and adversely affect our business, financial condition and results of operations.

In connection with the Separation, we received a private letter ruling from the Internal Revenue Service (“IRS”), together with an opinion of Latham & Watkins LLP, tax counsel to us (the “Tax Opinion”), substantially to the effect that, among other things, the Separation qualifies as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). The private letter ruling and Tax Opinion relied on certain facts, assumptions, representations and undertakings from us and Rightside regarding the past and future conduct of the companies’ respective businesses and other matters. The private letter ruling did not address all of the requirements for determining whether the Separation would qualify for tax-free treatment, and the Tax Opinion, which addressed all such requirements but relied on the private letter ruling as to matters covered by the ruling, is not binding on the IRS or the courts. Notwithstanding the private letter ruling and the Tax Opinion, the IRS could determine after conducting an audit that the Separation should be treated as a  taxable event if it determines that any of these facts, assumptions, representations or undertakings is not correct or have been violated or if it disagrees with the conclusions in the Tax Opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or Rightside after the Separation.

If the Separation ultimately is determined to be  a taxable transaction, we would be subject to tax as if we had sold the Rightside common stock in a taxable sale for its fair market value, and our stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of Rightside’s common stock that was distributed to them. Under the tax matters agreement that we entered into with Rightside (the “Tax Matters Agreement”), we may be required to indemnify Rightside against all or a portion of the taxes incurred by Rightside in the event the Separation were to fail to qualify for tax-free treatment under the Code. If we are required to pay any tax liabilities in connection with the Separation pursuant to the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

The intangible assets and goodwill on our balance sheet may be subject to impairment. If our intangible assets or goodwill become impaired we may be required to record a significant non-cash charge to earnings which would have a material adverse effect on our results of operations.

We carry a substantial amount of intangible assets on our balance sheet, primarily from the creation of our long-lived media content and from certain past acquisitions. We also carry goodwill on our balance sheet from certain acquisitions we have made. We assess potential impairments to our intangible assets and goodwill when there is evidence that events or changes in circumstances indicate that the carrying value of such intangible assets or goodwill may not be recoverable. In the third quarter of 2014, we recorded a $232.3 million pretax impairment charge after we determined that the implied fair value of goodwill in our media reporting unit was substantially lower than its carrying value. We most recently performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2016, and based on the results, there were no goodwill impairment charges for the year ended December 31, 2016. Future significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows from our long-lived media content or the businesses that we have acquired may result in us having to take additional impairment charges against certain of our intangible assets or goodwill. If we are required to record additional impairment charges in future periods, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

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

Our revenue and operating results could fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Therefore, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	lower than anticipated levels of traffic to our media properties;
•	seasonality of the revenue associated with our marketplaces, including increased sales activity during the holiday season;
•	spikes in sales of our print-on-demand products due to major social or political events resulting in a short-term demand for products with related content;
•	competitive pricing pressures, including shipping costs and potential discounts offered, associated with the products sold through our marketplaces;
•	disruptions in the supply-chain, production and fulfillment operations associated with the products sold through our marketplaces;
•

the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure, especially one-time costs related to the development or acquisition of new products and services;

•	the level of promotional activity required to drive potential customers to our marketplaces;
•	increased costs associated with the acquisition or production of new content for our media properties;
•	changes in Internet advertising purchasing patterns by advertisers and changes in how we sell advertisements;
•	realignment costs associated with shifting priorities for our businesses;
•	timing of and revenue recognition for certain transactions;
•	changes in generally accepted accounting principles;
•	our focus on long-term goals over short-term results; and
•	weakness or uncertainty in general economic or industry conditions.

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

We evaluate acquisition and expansion opportunities on an ongoing basis and may pursue select acquisitions. We may continue to make acquisitions of complementary businesses, websites, solutions, technologies or talent in the future to increase the scope of our business. The identification of suitable acquisition candidates can be difficult, time-

consuming and costly. Potential acquisitions require significant attention from our management and could result in a diversion of resources from our existing businesses, which in turn could have an adverse effect on our business and results of operations. In addition, the expected benefits of acquisitions may not materialize as planned, including achieving certain financial and revenue objectives. Certain acquired businesses or the transactions entered into as part of business combinations may also carry contingent liabilities that could materially impact our future results of operations and financial condition. Furthermore, we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

Even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the acquired business, websites, assets, technologies, solutions, personnel or operations, particularly if key personnel of an acquired company decide not to work for us, and we therefore may not achieve the anticipated benefits of such acquisition. Acquisitions also could harm our reputation or brands generally, as well as our relationships with existing customers or partners. In addition, financing an acquisition may require us to (i) use substantial portions of our available cash on hand, (ii) incur additional indebtedness, which would increase our costs and could impose operational limitations, and/or (iii) issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. We may also unknowingly inherit liabilities that arise after the acquisition and are not adequately covered by indemnities, and certain stockholders of an acquired company may dissent from or object to an acquisition or otherwise seek to assert claims related to the transaction.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled personnel, including engineers, developers and sales and marketing personnel. Qualified individuals that are critical to the success of our current and future businesses, including engineers, developers and sales and marketing personnel, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. Volatility or under-performance in our stock price may also affect our ability to attract new employees and retain our existing key employees. Our executive officers and employees may be more inclined to leave us if the perceived value of equity awards, including restricted stock units and stock options, decline. If we lose the services of key personnel or do not hire or retain other qualified personnel for key positions, our business and results of operation could be adversely affected. In addition, we do not maintain “key person” life insurance policies for any of our executive officers.

Our business is subject to online security risks, including cyberattacks and other security breaches, and any actual or perceived security breach could have a material adverse effect on our business, financial condition and results of operations.

Some of our systems, products and services involve the storage and transmission of information regarding our users, customers, and advertising and publishing partners, and our information technology and infrastructure may be vulnerable to cyberattacks, malware or security incidents that result in third parties gaining access to such proprietary information. An increasing number of websites have disclosed online security breaches in recent years, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Our security measures may be breached and unauthorized parties may attempt to gain access to our systems and information through various means, including hacking into our systems or facilities, fraud, employee error, malfeasance, or inserting malicious code or malware into our code base. For example, in 2014, we determined that an unauthorized individual may have gained access to the user names, email addresses and passwords of certain eHowNow customers. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information or take other actions by using fraudulent “spoof” and “phishing” emails. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any security breach or unauthorized access could result in a misappropriation of our proprietary information or the proprietary information of our users, customers or partners, which could result in significant legal and financial exposure, an interruption in our operations and damage to our reputation. If an actual or perceived breach of our security occurs, or if our consumer facing sites become the subject of external attacks that affect or disrupt service or availability, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or partners, all of which could have a material adverse effect on our business, financial condition and results of operations. Any security breach at a company providing services to us or our users, including third party payment processors, could have similar effects and we may not be fully indemnified for the costs we may incur as a result of any such breach. In addition, we may need to expend significant resources to protect against security breaches or to address problems caused by a breach, and the coverage limits on our insurance policies may not be adequate to reimburse us for any losses caused by security breaches.

We are subject to risks and compliance rules and regulations related to the third party credit card payment processing solutions integrated within our websites or otherwise used by our businesses.

Many of our customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay payment processing fees in addition to interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe that we and our payment processing service providers are compliant in all material respects with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that such compliance will be maintained or that compliance will prevent illegal or improper use of our systems that are integrated with our payment processing providers. If any of our third party payment processors fails to be in compliance with applicable credit card rules and regulations, we may be required to migrate to an alternate payment processor which could result in transaction downtime during the migration and/or a loss of customers and have a material adverse effect on our business, financial condition and results of operations.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our intellectual property, consisting of trademarks, service marks, patents, copyrights and trade secrets, is, in the aggregate, important to our business. We rely on a combination of trademark, patent, copyright and trade secret laws in the United States and other jurisdictions, together with contractual provisions and technical measures that we have implemented, to protect our proprietary rights. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology, including our platforms and technical infrastructure, and we enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality and non-disclosure agreements with third parties that provide products and services to us. We face risks related to our intellectual property, including that:

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
•

any of the trademarks, patents, copyrights, trade secrets or other intellectual property rights that we presently employ in our business could lapse or be invalidated, circumvented, challenged or abandoned;

•	competitors may design around our protected systems and technology; or

•	we may lose the ability to assert our intellectual property rights against others.

Effective protection of our trademarks, service marks, copyrights, patents and trade secrets may not be available in all countries where we currently operate or in which we may operate in the future. Policing unauthorized use of our proprietary rights can be difficult and costly. In addition, it may be necessary to enforce or protect our intellectual property rights through litigation or to defend litigation brought against us, which could result in substantial costs, diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits.

Some of our software and systems contain open source software, which may pose risks to our proprietary software and solutions.

We use open source software in our software and systems and will continue to use open source software in the future. The licenses applicable to open source software typically require that the source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our sites and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition and results of operation.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, could adversely affect our business, financial condition and results of operations.

The availability of our media properties and marketplaces depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co-location providers for data servers, storage devices, and network access), could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Additionally, if our internal processes do not adequately safeguard against inadvertent coding errors, our online properties may experience disruptions in service and availability. We have previously experienced certain server outages and computer distributed denial of service attacks, and any future server outages at our data center facilities or distributed denial of service attacks may cause all or portions of our online media properties or marketplaces to become unavailable to users. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems.  Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Delays or interruptions in our service may cause our users, advertisers, partners, customers and/or artists to become dissatisfied with our offerings and could adversely affect our business.

Furthermore, third party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-parties to provide certain components of our technology platform, such as hardware and software providers, and to serve as operators for our content delivery networks, or CDNs. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business, financial condition and results of operations.

We rely on technology infrastructure and a failure to update or maintain this technology infrastructure, or difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic, could adversely affect our business.

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our online properties and roll out new products and services. Updating and replacing our technology infrastructure could be challenging to implement and manage, take time to test and deploy, cause us to incur substantial costs, cause us to suffer data loss, delays or interruptions in service or result in inefficiencies or operational failures. If we do not successfully update our technology and network infrastructure as needed, or if we experience inefficiencies and operational failures during such updates, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers, partners, customers and artists. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business. The costs associated with any adjustments to our technology and network infrastructure could also harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies could harm our business, revenue and financial condition.

Regulations concerning privacy and protection of data could subject us to claims or otherwise harm our business and changes in these regulations could diminish the value of our services and cause us to lose visitors and revenue.

We receive, process and store large amounts of personally identifiable data, or personal data, from users of our online properties, including our marketplaces, freelance professionals who provide services to us and artists who post artwork or designs on our marketplaces. When a user visits one of our websites or certain pages of our content channel customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with content or advertisements previously delivered by us. The information that we collect about our users helps us deliver content and advertising targeted to these users.

We post privacy policies on all of our owned and operated websites.  These privacy policies set forth our policies and practices related to the collection, use, sharing, disclosure and protection of personal data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal and state privacy laws as well as the privacy and data protection requirements of foreign countries that govern the collection, use, retention, sharing and security of personal data  and other information that we receive from and about our users.

The European Community, in particular pursuant to Directive 95/46/EC, or the Directive, has required European Union member states to implement data protection laws to meet the strict privacy requirements of the Directive.  Among other requirements under the Directive, the Directive regulates transfers of personally identifiable data that is subject to the Directive, or Directive Personal Data, to third countries, such as the United States, that have not been found to provide adequate protection to such Directive Personal Data.  We have in the past relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimizing the transfer of Directive Personal Data by data controllers in the European Economic Area, or the EEA, to the United States. As a result of the October 6, 2015 European Union Court of Justice opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of Directive Personal Data outside of the EEA.

Recently, negotiators from the European Union and United States reached an agreement on a successor to the U.S.-EU Safe Harbor frameworks, referred to as the EU-U.S. Privacy Shield, and negotiators from Switzerland and the United States reached agreement on the Swiss-U.S. Privacy Shield.  We recently registered for the EU-U.S. Privacy Shield and we intend to register for the Swiss-U.S. Privacy Shield shorty after it becomes open for registration. However, the future of these programs as means of legitimizing cross-border data transfers remains uncertain since the EU-U.S. Privacy Shield has already been subject to legal challenges that are not yet resolved and we cannot rule out the possibility that the Swiss-U.S. Privacy Shield will also be subject to a legal challenge. If either the EU-U.S. Privacy Shield or the Swiss-U.S. Privacy Shield are invalidated, we would have to implement an alternative mechanism for legitimizing our cross-border transfers of Directive Personal Data.

We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to compliance as being too costly, burdensome, legally uncertain or otherwise objectionable and therefore decide not to do business with us.  We may find it necessary to establish systems to maintain personal data originating from the European Union in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.

The Directive will be replaced in time with the European General Data Protection Regulation, which may impose additional obligations and risk upon our business and which may substantially increase the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

Existing privacy-related laws and regulations in the United States and in foreign countries are evolving and subject to potentially differing interpretations. In addition, new laws may be enacted, new industry self-regulation may be promulgated, or existing laws may be amended or re-interpreted, in a manner that limits our ability to analyze user data. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. Any failure, or perceived failure, by us or various third party vendors and service providers to comply with applicable privacy policies or with industry standards or laws or regulations could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenue.

We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised and offering to provide credit monitoring services. In the event of any data breach, we may be subject to regulatory investigations, fines and lawsuits.  We may also lose actual and potential business in the event of any data security breach.

Third parties may sue us for intellectual property infringement or misappropriation or make similar claims which, if successful, could require us to pay significant damages, incur expenses or curtail our offerings.

We cannot be certain that our internally developed or acquired systems and technologies do not, and will not, infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past and may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers for whom we have produced content, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. If we are found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Also, any successful lawsuit against us could subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

Additionally, our marketplaces allow individuals to sell their artwork or their original designs printed on art prints and other consumer products in the home décor, accessories, and apparel categories. On occasion, the designs or products posted to our online marketplaces, including Society6 or Saatchi Art, may infringe certain copyrights or trademarks or misappropriate the right of publicity of well-known figures. As a result, we may be the subject of letters, lawsuits and takedown notices from rights holders, and the Digital Millennium Copyright Act may not provide safe-harbors for all types of infringing content hosted on these properties. Addressing these types of claims could require us to expend significant time and resources, which could have an adverse impact on our business and results of operations.

We also have licenses to use the “Saatchi” name in connection with our Saatchi Art marketplace and the “Livestrong.com” name in connection with our Livestrong.com media property, in each case, as permitted by the terms of intellectual property or licensing agreements with third parties who retain the ownership rights to such names. These intellectual property or licensing agreements may be terminated by such third parties if we do not comply with certain requirements in the agreements.  If either of these licensing arrangements was terminated, we would experience business disruption and would have to incur significant resources to rebrand the relevant business, which could have an adverse impact on our business, financial condition and results of operations.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and subject matter of the content that we create or distribute, or that are accessible via our media properties. If we are required to pay damages or expenses in connection with these legal claims, our business, financial condition and results of operations may be harmed.

As a creator and distributor of original content and third party provided content, we face potential liability in the United States and abroad based on a variety of theories, including copyright or trademark infringement, defamation, right of publicity, negligence, unlawful practice of a licensed profession and other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to the media properties we own or host for our partners by users and other third parties through forums, comments, personas and other social media features. In addition, it is possible that visitors to the media properties that we own or host for our partners could bring claims against us for losses incurred in reliance upon information provided on such media properties. These claims, regardless of their merit, could divert management time and attention away from our business and result in significant costs to investigate and defend. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay damages, some of which may be substantial. If the content we distribute through our owned and operated media properties or the media properties we host for our partners violates the intellectual property rights of others or gives rise to other legal claims against us, we could be subject to substantial liability, which could have a negative impact on our business, financial condition and results of operations.

Certain U.S. and foreign laws and regulations could subject us to claims or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws and regulations may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address freedom of expression; information security; privacy and data collection; pricing and fees; employment related matters; online content and the distribution of content, including liability for user reliance on such content; intellectual property rights, including secondary liability for infringement by others; product liability claims; taxation, including VAT and sales tax; online advertising and marketing, including email marketing, unsolicited commercial email, native advertising and sponsored content. See “ — Regulations concerning privacy and protection of data could subject us to claims or otherwise harm our business and changes in these regulations could diminish the value of our services and cause us to lose visitors and revenue.”

In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including the Communications Decency Act, the Digital Millennium Copyright Act, the Lanham Act, the CAN-SPAM Act, the Anticybersquatting Consumer Protection Act and the Federal Trade Commission Act. Advertising and promotional information presented to visitors on our online properties, our related social media channels and through our other marketing activities are subject to federal and state consumer protection laws and regulations that govern unfair and deceptive practices. Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the Internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting, trademark infringement and discrimination. In the future, claims may also be brought against us based on tort law liability and other theories based on our content, products and services or content generated by our users.

We must also comply with certain foreign and U.S. laws and regulations that apply to our international operations. Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the FCPA and economic and trade sanctions administered by OFAC and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC regulations prohibit U.S.-based entities from entering into or facilitating transactions with, for the benefit of, or involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export and customs law.

VAT, sales and use, and similar tax laws and rates vary greatly by jurisdiction. We do not collect such taxes in every jurisdiction in which we have sales based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect VAT, sales and use, or similar taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest for prior periods for which it was not collected or accrued, and a requirement to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements, including implementing products and technologies to calculate, collect and remit such taxes, may materially and adversely affect our business, financial condition and operating results.

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

We may not succeed in expanding our businesses internationally, which may limit our future growth. Additionally, operating internationally exposes us to certain additional risks and operating costs, including the impact of foreign currency fluctuations.

One potential area of growth for our business is international expansion. The artwork and designs sold through our marketplaces are created by a global community of artists and sold to customers around the world, and we recently acquired a London-based art fair business that currently holds fairs in the United Kingdom and Australia. We also own and operate eHow en Español and eHow Brasil (Spanish and Portuguese language sites that target both the U.S. and the worldwide Spanish/Portuguese-speaking markets). We cannot be certain that we will be successful in marketing our products and services internationally or that our products and services will gain market acceptance in new geographic markets. If we are unable to expand and market our products and services internationally, it could have a negative effect on our future growth prospects.

There are also risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management and financial systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. In addition, although we currently present and settle all sales through our online marketplaces in U.S dollars, if foreign currencies decline relative to the U.S. dollar, this may have the impact of making the pricing for the products available on our marketplaces appear higher in the markets with the currency declines. For example, in June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit”.  Following Brexit, the value of the British pound declined, which we believe negatively impacted Society6's conversion rates in the United Kingdom due to the impact on product pricing.  Operating internationally, where we have limited experience, exposes us to additional risks and operating costs that may outweigh the financial and other benefits of operating in such markets.

A reclassification by tax authorities of any freelance professionals we currently or have previously contracted with from independent contractors to employees could require us to pay retroactive taxes and penalties and significantly increase our cost of operations.

We previously contracted with freelance professionals to create the substantial majority of the content for our media properties and we continue to contract with freelance professionals for various purposes, including to develop, create and edit content, and otherwise contribute to the content creation process, for our media properties and the media properties we host for our partners. Because we consider the freelance professionals who we contract with or have contracted with to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such freelance professionals. Our contracts with freelance professionals that are classified as independent contractors obligate the freelance professionals to pay these taxes. The classification of freelance professionals as independent contractors depends on the specific facts and circumstances of each relationship. In the event of a determination by federal or state taxing authorities that any freelance professionals we engage or have engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. In addition, if the freelance professionals we categorize as independent contractors were deemed to be employees, our costs associated with content creation could increase significantly, we could potentially incur fines, penalties or other damages, and our financial results would be adversely affected.

Risks Relating to Owning Our Common Stock

The trading price of our common stock is likely to be volatile and an active, liquid and orderly market for our common stock may not be sustained.

The trading price of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, from the date of our initial public offering in January 2011 through February 15, 2017, our closing stock price, as adjusted for the

Distribution and the 1-for-5 reverse stock split, has ranged from $4.05 to $48.75. In addition, we were recently selected to be part of a two-year Tick Size Pilot Program approved by the SEC and implemented by the national securities exchanges and FINRA. The Tick Size Pilot Program commenced in October 2016 and, pursuant to such program, our common stock is now quoted and traded in $0.05 minimum increments. As a result, we have experienced lower average daily trading volume since the launch of the program and could continue to experience such lower trading volume, which could also lead to greater volatility in the trading price of our common stock or a less liquid market for our stock to trade. In addition, an active trading market for our common stock may not be sustained, which could depress the market price of our common stock.

In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that may cause the trading price of our common stock to be volatile include:

•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	the number of shares of our common stock publicly owned and available for trading;
•	any major change in our board of directors or management;
•	publication of research reports about us or our industries or changes in recommendations or withdrawal of research coverage by securities analysts;
•	publication of third party reports relating to the performance of our business or certain key operating metrics;
•	large volumes of sales of our shares of common stock by existing stockholders; and
•

general political and economic conditions, including any negative economic effects or instability resulting from the transition to a new presidential administration in the United States, including changes in the political environment and international relations as well as resulting regulatory or tax policy changes.

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

The large number of shares of our common stock eligible for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of February 15, 2017, we had 19,865,638 shares of common stock outstanding (excluding shares held in treasury). As of February 15, 2017, we also had over ten million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately five million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the open market. We also have previously, and may from time to time in the future, issue shares of our common stock as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, certain stockholders, including investors in our preferred stock that converted into common stock in connection with our initial public offering, are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such shares with the SEC. Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause our stock price to fall and make it more difficult for shareholders to sell shares of our common stock.

Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $14.4 million remained available as of December 31, 2016. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice.  There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We do not own any real estate. We currently occupy approximately 52,000 square feet of office space in a Santa Monica, California facility that serves as our corporate headquarters and houses nearly all of our personnel for both our Marketplaces and Media service offerings. The lease for our Santa Monica facility expires in July 2024, subject to a one-time early termination right allowing us to terminate the lease effective as of August 2019. We also occupy a small office in London, United Kingdom in connection with the operations of The Other Art Fair, and we have arrangements for shared office space to supplement the needs of our business in locations outside of our corporate headquarters. Our primary data center is located in Las Vegas, Nevada. We believe that our current data centers and office facilities will be adequate for the foreseeable future.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the  NYSE under the symbol “LFGR”. Prior to November 9, 2016, our common stock was listed and traded on the NYSE under the symbol “DMD”. The following table sets forth, for the periods indicated and on a per-share basis, the high and low daily closing sales prices of our common stock as reported by the NYSE.

	High	Low
Fiscal Year end December 31, 2016
First Quarter	$5.50	$4.41
Second Quarter	$6.26	$5.07
Third Quarter	$5.91	$5.25
Fourth Quarter	$7.00	$5.45

	High	Low
Fiscal Year end December 31, 2015
First Quarter	$6.14	$4.05
Second Quarter	$6.78	$5.10
Third Quarter	$6.35	$4.08
Fourth Quarter	$6.14	$4.15

Holders of Record

As of February 15, 2017, our common stock was held by 41 stockholders of record. A substantially greater number of holders of our common stock are “street name” holders, or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, any applicable debt covenant requirements, general business conditions and other factors that our board of directors may deem relevant.

Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Leaf Group under the Securities Act of 1933, as amended (the “Securities Act”), except as shall be expressly set forth by specific reference in such filing.

The graph compares the cumulative total return of our common stock for the five-year period starting on December 31, 2011, and ending on December 31, 2016, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on December 31, 2011, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sell any equity securities that were not registered under the Securities Act during the three months and the year ended December 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program.

In June 2016, we disclosed that our board of directors and management was considering re-initiating repurchases of up to $5.0 million of our common stock under our stock repurchase plan through the end of 2016, and those repurchases were initiated in July 2016. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan and may elect to repurchase additional shares in the future.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016 - October 31, 2016	151,423	$5.90	151,423	$14,847,000
November 1, 2016 - November 30, 2016	69,134	6.11	69,134	14,425,000
December 1, 2016 - December 31, 2016	5,403	6.48	5,403	14,389,000
Total	225,960	$5.98	225,960	$14,389,000
(1)

As disclosed in our current report on Form 8-K filed on August 22, 2011, our board of directors approved a stock repurchase program authorizing us to repurchase up to $25.0 million of our outstanding common stock, effective as of August 19, 2011. Our board of directors subsequently approved a $25.0 million increase to this stock repurchase program, for an aggregate authorized repurchase amount of $50.0 million, as disclosed in a current report on Form 8-K filed on February 16, 2012. In total, as of December 31, 2016, we had spent approximately $35.6 million of the authorized $50.0 million to repurchase shares of our common stock under the stock repurchase program. Additionally, there were approximately 10,000 shares repurchased  in the fourth quarter of 2016 that settled in the first quarter of 2017. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 6. Selected Financial Data

The consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014, as well as the consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013 and 2012, as well as the consolidated balance sheet data as of December 31, 2014, 2013 and 2012, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2016(1)	2015(1)	2014(1)	2013(1)	2012(1)
	(In thousands, except per share data)
Consolidated Statement of Operations:
Total revenue	$113,452	$125,969	$172,429	$209,411	$207,640
Operating expenses:
Service costs (exclusive of amortization of intangible assets)	25,434	37,481	43,553	51,274	54,304
Product costs	42,081	33,769	26,058	9,882	—
Sales and marketing	26,654	21,041	20,624	36,275	38,948
Product development	19,964	26,315	37,674	32,185	31,190
General and administrative	30,704	35,428	41,086	53,014	54,082
Goodwill impairment charge(2)	—	—	232,270	—	—
Amortization of intangible assets	10,900	18,706	38,316	36,519	32,402
Total operating expenses	155,737	172,740	439,581	219,149	210,926
Loss from operations	(42,285)	(46,771)	(267,152)	(9,738)	(3,286)
Interest income	96	361	328	5	31
Interest expense	(4)	(143)	(4,692)	(1,642)	(622)
Other income (expense), net	40,172	3,107	654	13	(36)
Loss from continuing operations before income taxes	(2,021)	(43,446)	(270,862)	(11,362)	(3,913)
Income tax (expense) benefit(2)	10	(55)	14,713	(2,856)	(951)
Net loss from continuing operations	(2,011)	(43,501)	(256,149)	(14,218)	(4,864)
Net (loss) income from discontinued operations(3)	—	—	(11,208)	(5,956)	11,040
Net (loss) income	(2,011)	(43,501)	(267,357)	(20,174)	6,176

Earnings per share - basic and diluted
Net loss from continuing operations	$(0.10)	$(2.18)	$(13.66)	$(0.80)	$(0.28)
Net (loss) income from discontinued operations	—	—	(0.60)	(0.34)	0.65
Net (loss) income per share - basic	$(0.10)	$(2.18)	$(14.26)	$(1.14)	$0.37
Net (loss) income per share - diluted	$(0.10)	$(2.18)	$(14.26)	$(1.14)	$0.35

Weighted average number of shares - basic (4)(5)	20,152	19,938	18,745	17,707	16,910
Weighted average number of shares - diluted (4)(5)	20,152	19,938	18,745	17,707	17,447

(1)

We completed one business acquisition during each of the years ended December 31, 2016, 2014 and 2012 and two business acquisitions during the year ended December 31, 2013. Excluding the dispositions of non-core media properties, we completed one business disposition during each of the years ended December 31, 2016 and 2015 and two business dispositions during the year ended December 31, 2014.

(2)

During the year ended December 31, 2014, we recorded a pretax impairment charge of $232.3 million on the carrying value of our goodwill based on the results of an interim assessment of impairment of the goodwill in our media reporting unit. This resulted in a reduction of tax amortization of goodwill from the impairment of goodwill and the corresponding valuation allowance.

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

(5)

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the periods where we presented losses, all potentially dilutive common shares comprised of stock options, restricted stock units and warrants are antidilutive. Restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. Restricted stock units are excluded from the diluted earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$50,864	$38,570	$47,820	$153,511	$102,933
Working capital	$46,204	$33,953	$37,215	$91,048	$67,215
Total assets	$101,252	$101,459	$149,555	$777,088	$637,997
Long-term debt	$—	$—	$—	$96,250	$—
Capital lease obligations, long-term	$103	$—	$—	$61	$793
Total stockholders' equity	$79,750	$79,120	$114,842	$496,005	$472,191

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income (loss) in that it excludes net income (loss) from discontinued operations, as well as net interest expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, acquisition, disposition and realignment costs and, in fiscal year 2014, goodwill impairment.

Adjusted EBITDA is one of the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, because it excludes certain expenses and gains that management believes are not indicative of our core operating results. Management believes that the exclusion of these expenses and gains provides a useful measure for period-to-period comparisons of our underlying core revenue and operating costs that is focused more closely on the current costs necessary to operate our businesses and reflects our ongoing business in a manner that allows for meaningful analysis of trends. In addition, management believes that excluding certain non-cash charges can be useful because the amount of such expenses is the result of long-term investment decisions made in previous periods rather than day-to-day operating decisions. Adjusted EBITDA is also one of the primary measures management uses to prepare and update our short and long term financial and operational plans and to evaluate investment decisions. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers, equity research analysts and other users of our financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended December 31,
	2016	2015	2014	2013	2012
Net (loss) income	$(2,011)	$(43,501)	$(267,357)	$(20,174)	$6,176
Less: Net (loss) income from discontinued operations, net of taxes	—	—	(11,208)	(5,956)	11,040
Net loss from continuing operations	(2,011)	(43,501)	(256,149)	(14,218)	(4,864)
Add (deduct):
Income tax (benefit) expense	(10)	55	(14,713)	2,856	951
Interest (income) expense, net	(92)	(218)	4,364	1,637	591
Other expense (income), net(1)	(40,172)	(3,107)	(654)	(13)	36
Depreciation and amortization(2)	18,090	29,884	50,567	50,976	47,420
Stock-based compensation(3)	7,779	7,562	18,866	22,603	27,189
Goodwill impairment charge	—	—	232,270	—	—
Acquisition, disposition and realignment costs(4)	1,396	2,488	2,905	529	110
Adjusted EBITDA	$(15,020)	$(6,837)	$37,456	$64,370	$71,433

(1)	Primarily consists of income from the disposition of certain businesses, including Cracked for the year ended December 31, 2016, and other online properties.
(2)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 includes $1.9 million, $3.4 million, $7.7 million, $3.1 million and $2.1 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain media content intangible assets from service during those years.

(3)	Represents the fair value of stock-based awards and certain warrants to purchase our stock included in our GAAP results of operations.
(4)

Acquisition, disposition and realignment costs include such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance and other payments attributable to acquisition, disposition or corporate realignment activities, and (c) expenditures related to the separation of Leaf Group into two distinct publicly traded companies. Management does not consider these costs to be indicative of our core operating results.

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

Overview

We are a diversified Internet company that builds platforms across our marketplaces and media properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. In addition, our diverse advertising offerings help brands and advertisers find innovative ways to engage with their customers. Our business is comprised of two service offerings: Marketplaces and Media.

Marketplaces

Through our Marketplaces service offering, we operate leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer products in the home décor, accessories, and apparel categories. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. Our Marketplaces service offering also includes The Other Art Fair, a leading London-based art fair for discovering emerging artists that complements our Saatchi Art online marketplace.

Our Marketplaces service offering primarily generates revenue from the sale of products and services through our art and design marketplaces. On Society6, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art. We also generate Marketplaces service revenue from various sources relating to The Other Art Fair, including commissions from the sale of original art,  fees paid by artists for stands and sponsorship opportunities at the fairs. Our Marketplaces service offering is principally dependent on the number of transactions and average revenue per transaction generated by products and services sold through our online marketplaces. We believe there are opportunities to increase the number of transactions and the average revenue per transaction by attracting new visitors to our online marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, continuing to introduce new products, international expansion and offering product bundling and other promotions.

Media

Our Media service offering includes our leading owned and operated media properties that publish content, including videos, articles and designed visual formats, on various category-specific properties with distinct editorial voices.  Our media properties include Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners. During the third quarter of 2016, we began launching several category-specific properties leveraging topics and content from eHow because we feel that more narrowly focused media properties now resonate better with audiences. As we continue this process of migrating categories of content onto new media properties,  eHow.com will narrow its focus on informative and entertaining projects for do-it-yourself enthusiasts. Our Media service offering also includes our content publishing studio, through which we create content for third party publishers and brands.

Our Media service offering generates the majority of its revenue from the sale of advertising on our media properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates. In the past, we have experienced significant declines to the total number of visits to our properties, particularly eHow, due to algorithmic changes implemented by Google, Bing, and Yahoo! and our ongoing strategy to remove low quality and duplicative content from our properties.  We have also experienced lower ad monetization due to industry declines in cost-per-click ad rates and our decision to reduce the number of advertisements per page on certain articles. Visits across our media properties also continue to shift from desktop to mobile, with ad unit rates for mobile generally lower than desktop, and our content is increasingly consumed on social media platforms that do not monetize as well as desktop visits. In addition, ad unit rates on the new category-specific properties using eHow content are currently lower than the rates on eHow.com because ad inventory on less established sites is typically monetized at lower blended rates, in part because the smaller initial audience size makes it difficult to secure direct branded ad sales for these properties. Future changes to search engine algorithms that negatively impact the volume of referral traffic, declines in our ad unit rates, increased consumption of our content on mobile devices and social media platforms, or increased availability of ad blocking software, particularly on mobile devices, could result in a material adverse effect to our business and results of operations.

However, we believe that there are opportunities to increase the number of visits to our media properties from direct visits, social media and search engine referrals by building high-quality products that provide a better user experience and lead to increased engagement. For example, Livestrong.com has seen sustained growth in traffic over the last two years after experiencing a decline in visits following algorithm changes in 2013. We have also seen promising increases in traffic when we moved category-specific content from eHow.com to new vertically focused media properties, including Cuteness.com, Techwalla.com, LEAF.tv and Sapling.com, and we will continue to consider migrating content to additional category-specific properties to most effectively leverage our content library. In order to improve the quality of our products, we have redesigned our websites; refined our content library; rationalized ad unit density; and developed a greater variety of content formats, particularly video content and formats better suited for mobile devices and consumption on other platforms. We are also working with a network of contributors and influencers to create more authoritative and engaging content and we are focused on building strong followings on various social media platforms such as Facebook and Pinterest, where we also publish our content. Although these changes resulted in certain increased operating expenses and lower revenue initially, we believe that by providing consumers with an improved user and content experience, we will be able to continue to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe that there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored content in order to increase the overall ad unit rates we receive. During the three months ended December 31, 2016, we began to see the positive impact of these efforts as revenue per visit, or RPV, increased slightly as compared to the three months ended September 30, 2016.

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

Separation

On August 1, 2014, we completed the separation of Rightside from the Company, resulting in two independent, publicly traded companies (the “Separation”). Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Marketplaces and Media businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of our common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5 reverse stock split of our outstanding and treasury shares of common stock. The financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for all periods prior to fiscal year 2015 in this Annual Report on Form 10-K. Unless it is disclosed, all financial results represent continuing operations.

Sale of Cracked Business

In April 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc.,  a subsidiary of The E.W. Scripps Company, for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to cover certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. Revenue for the Cracked business for the 2016 period through the sale date of April 12, 2016 was $1.8 million. The Cracked business had a pretax loss of $1.9 million for the 2016 period through the sale date of April 12, 2016, excluding allocations for corporate costs, but including stock-based compensation expense resulting from the sale. Revenue for the Cracked business for the years ended December 31, 2015 and 2014 was $10.9 million and $9.2 million, respectively. The Cracked business had pretax income of $3.1 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively, excluding allocations for corporate costs.

Content Studio Realignment

In June 2016, we took certain actions to streamline our content publishing studio business (formerly known as studioD) and better integrate the business into our broader Media service offering. As part of this realignment, we reduced the staffing within this business by 35 full-time employees and integrated the remaining employees into our other Media businesses. Following this realignment, we are continuing to create content for third party publishers and for brands using a more integrated approach. We expect these actions to result in annualized savings of approximately $8.0 million.

Revenue

For the years ended December 31, 2016, 2015 and 2014, we reported revenue of $113.5 million, $126.0 million and $172.4 million, respectively. For the years ended December 31, 2016, 2015 and 2014, our Marketplaces revenue accounted for 58%, 41% and 21% of our total revenue, respectively, and our Media revenue accounted for 42%, 59% and 79% of our total revenue, respectively.

The revenue generated by our Marketplaces service offering has higher costs associated with it as compared to our Media service offering due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. During the year ended December 31, 2016, a higher percentage of our total revenue was generated by our Marketplaces service offering as compared to the prior year. If our revenue sources continue to shift from our Media service offering to our Marketplaces service offering, our total costs relative to our revenue will be negatively impacted.

Key Business Metrics

We regularly review a number of business metrics, including the following key metrics, to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. Measures which we believe are the primary indicators of our performance are described below. While we believe that the number of transactions, average revenue per transaction, number of visits and revenue per visit are currently the key metrics for understanding our results of operations, in the third quarter of 2016 we also began reporting video views for our media properties and social media followers for all properties as key metrics. We believe that video views and social media followers have become key metrics because we believe that these are key areas of growth in digital media, and that we can expand our audience and grow traffic by increasing our followers on social media platforms and creating highly sharable content such as videos. Furthermore, as users increasingly consume content in video form or on social media platforms, we believe that there will be increasing ability to monetize this content more effectively so it is important that we grow our audiences in these channels.

Marketplaces Metrics

•	Number of transactions: We define transactions as the total number of Society6 and Saatchi Art transactions successfully completed online by a customer during the applicable period.
•

Average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period (not including revenue generated by The Other Art Fair) by the number of transactions initiated in that period.

Media Metrics

•

Visits: We define visits as the total number of times users access our content across (a) one of our owned and operated media properties and/or (b) one of our partners’ media properties, to the extent that the visited partner web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit.

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

•

Video Views: We define video views as the total number of views of all of our media videos on Facebook and YouTube, or on Leaf Group sites or third party sites via YouTube or any other embedded video player, during the applicable period. We include in this metric (i) views of videos published by any of our media properties, including Livestrong.com, eHow, category-specific sites and international sites; and (ii) videos viewed on multiple YouTube channels affiliated with certain of our properties.

Social Media Metrics

•

Social Media Followers: We define social media followers as the sum of all Facebook, Pinterest, Instagram and Twitter followers, as well as all YouTube subscribers, across our media or marketplaces properties, as applicable, as of the last day of the relevant period. Social Media Followers includes subscribers for multiple YouTube channels affiliated with certain Leaf Group properties. Individuals are counted more than once if they follow multiple properties or the same property on multiple platforms, or if they subscribe to multiple YouTube channels.

The following table sets forth our key business metrics for the periods presented:

				% Change	% Change
	2016	2015	2014	2016	2015
Marketplaces Metrics(1)(2):
Number of Transactions	1,182,873	925,111	715,343	28%	29%
Average Revenue per Transaction	$55.37	$56.38	$49.47	(2)%	14%
Media Metrics(1)(3):
Visits (in thousands)	2,729,990	3,374,385	4,004,287	(19)%	(16)%
Revenue per Visit	$17.33	$21.87	$34.22	(21)%	(36)%
Video Views (in thousands):	638,277	N/A(4)	N/A(4)	N/A (4)	N/A (4)
Social Metrics (in thousands):
Social Media Followers - Marketplaces:	2,057	N/A(5)	N/A(5)	N/A (5)	N/A (5)
Social Media Followers - Media:	12,339	N/A(5)	N/A(5)	N/A (5)	N/A (5)

(1)

For a discussion of these period-to-period changes in the number of transactions, average revenue per transaction, number of visits and RPV and how they impacted our financial results, see “Results of Operations” below.

(2)	Marketplaces Metrics do not include revenue or transactions related to The Other Art Fair business acquired in July 2016.
(3)	Media Metrics include visits and revenue generated by Cracked.com and other non-core media properties prior to their respective disposition dates and are not adjusted to be shown on a pro forma basis.

(4)	Video Views for the years ended December 31, 2015 and 2014 are not available because we did not start formally tracking this metric for all media properties until the third quarter of 2015.
(5)

We did not track Social Media Followers across all platforms prior to the third quarter of 2016. As of December 31, 2015, our Marketplaces properties had 0.8 million total Social Media Followers on Facebook and YouTube, respectively,  and our Media properties had 10.3 million total Social Media Followers on Facebook and YouTube, respectively. Social Media Followers was not tracked for the year ended December 31, 2014.

Basis of Presentation

Revenue

Our revenue is primarily derived from products and services sold through our art and design marketplaces and from sales of advertising.

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

Media

We generate Media service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; sponsored content; or advertising links. At times, we enter into revenue-sharing arrangements with our partners, and if we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations and record the revenue-sharing payments to our partners in service costs.

We also generate Media service revenue from the sale or license of media content, including the creation and distribution of content for third party brands and publishers through our content studio. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third party properties and our partner acts as the primary obligor, we recognize revenue on a net basis. In addition, we previously provided social media services and generated Media service revenue from recurring management support fees, overage fees in excess of standard usage terms, outside consulting fees and initial set-up fees. As of February 2015, we no longer provide social media services.

Product Revenue

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns and sales allowances based on historical experience. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our partners pursuant to revenue-sharing arrangements where we are the primary obligor. In addition, service costs include expenses incurred in connection with art fairs hosted by The Other Art Fair, such as venue-related costs and fair personnel costs. In the near term, we expect service costs to decrease as a percentage of revenue due to revenue growth and lower information technology and content creation expenses.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties, personnel costs and credit card and other transaction processing fees. In the near term, we expect our product costs to remain relatively flat as a percentage of product revenue.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue, as applicable. Associated costs are recorded in service costs or product costs.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to drive growth in our product and service offerings. We currently anticipate that our sales and marketing expenses will remain relatively flat as a percentage of revenue primarily as a result of growth in our marketing activities across our Marketplaces offerings, offset by lower sales and marketing expenses related to our Media service offerings as a result of the realignment of our content studio.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platforms, including the costs to improve our owned and operated media properties and related mobile applications, as well as the costs to develop future product and service offerings. We currently anticipate that our product development expenses will decrease in the near term as a percentage of revenue due to revenue growth and lower product development expenses as a result of the divestitures of our Cracked business and other non-core media properties, and the realignment of our content studio.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our corporate executive, legal, finance, human resources and information technology organizations and facilities-related expenditures, as well as third party professional fees and insurance. Professional fees are largely comprised of outside legal, audit and information technology consulting. In the first quarter of 2016, we reclassified certain personnel costs, including stock-based compensation, primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. See Note 2 of Part IV, Item 15 of this Annual Report on Form 10-K for additional information. We currently anticipate that general and administrative expenses will decrease in the near term as a percentage of revenue due to revenue growth and flat general and administrative expenses.

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

Goodwill

We test goodwill for impairment as of October 1st of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Goodwill is tested at the reporting unit level and as of December 31, 2016, we have two reporting units: marketplaces and media.  As of December 31, 2016, our goodwill balance related entirely to our marketplaces reporting unit. We did not record any goodwill impairment charges for the year ended December 31, 2016. We may be required to record impairment charges on our remaining goodwill in future periods.

Stock-based Compensation

Included in operating expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, directors and non-employees, and expenses relating to our Employee Stock Purchase Plan. We record the fair value of these equity-based awards and expenses at their cost ratably over related vesting periods.

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

We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States federal and state and certain foreign deferred tax assets. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Code. Currently, we do not expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be materially affected as no significant limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. However, if all or a portion of our net operating loss carryforwards are subject to limitation because we experience an ownership change, our future cash flows could be adversely impacted due to increased tax liability.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2016	2015	2014
Revenue:
Service revenue	$52,889	$77,254	$137,711
Product revenue	60,563	48,715	34,718
Total revenue	113,452	125,969	172,429
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)(3)	25,434	37,481	43,553
Product costs	42,081	33,769	26,058
Sales and marketing(1)(2)(3)	26,654	21,041	20,624
Product development(1)(2)(3)	19,964	26,315	37,674
General and administrative(1)(2)(3)	30,704	35,428	41,086
Goodwill impairment charge	—	—	232,270
Amortization of intangible assets	10,900	18,706	38,316
Total operating expenses	155,737	172,740	439,581
Loss from operations	(42,285)	(46,771)	(267,152)
Interest income	96	361	328
Interest expense	(4)	(143)	(4,692)
Other income (expense), net	40,172	3,107	654
Loss from continuing operations before income taxes	(2,021)	(43,446)	(270,862)
Income tax benefit (expense)	10	(55)	14,713
Net loss from continuing operations	(2,011)	(43,501)	(256,149)
Net loss from discontinued operations(1)(2)	—	—	(11,208)
Net loss	$(2,011)	$(43,501)	$(267,357)

(1) Depreciation expense included in the above line items:
Service costs	$3,563	$5,965	$6,798
Sales and marketing	49	67	156
Product development	138	200	496
General and administrative	3,440	4,946	4,802
Discontinued operations	—	—	4,662
Total depreciation	$7,190	$11,178	$16,914

(2) Stock-based compensation included in the above line items(3):
Service costs	$1,174	$1,084	$1,422
Sales and marketing	725	691	714
Product development	1,502	2,192	10,476
General and administrative	4,378	3,595	6,254
Discontinued operations	—	—	2,949
Total stock-based compensation	$7,779	$7,562	$21,815

(3)

During the first quarter of 2016, we reclassified certain personnel costs (including stock-based compensation), primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have been reclassified to conform to the current period presentation, resulting in the following changes in our consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively: (i) decreases of $2.9 million and $9.1 million in general and administrative expense; (ii) increases of $2.0 million and $8.3 million in product development expense; (iii) increases of $0.7 million and $0.6 million in sales and marketing expense; and (iv) increases of $0.2 million and $0.2 million in service costs.

As a percentage of revenue:

	Year ended December 31,
	2016	2015	2014
Revenue:
Service revenue	46.6%	61.3%	79.9%
Product revenue	53.4%	38.7%	20.1%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	22.4%	29.8%	25.3%
Product costs	37.1%	26.8%	15.1%
Sales and marketing	23.5%	16.7%	12.0%
Product development	17.6%	20.9%	21.8%
General and administrative	27.1%	28.1%	23.8%
Goodwill impairment charge	—%	—%	134.7%
Amortization of intangible assets	9.6%	14.8%	22.2%
Total operating expenses	137.3%	137.1%	254.9%
Loss from operations	(37.3)%	(37.1)%	(154.9)%
Interest income	0.1%	0.3%	0.2%
Interest expense	—%	(0.1)%	(2.8)%
Other income (expense), net	35.4%	2.4%	0.4%
Loss from continuing operations before income taxes	(1.8)%	(34.5)%	(157.1)%
Income tax (expense) benefit	—%	—%	8.5%
Net loss from continuing operations	(1.8)%	(34.5)%	(148.6)%
Net loss from discontinued operations	—%	—%	(6.5)%
Net loss	(1.8)%	(34.5)%	(155.1)%

Revenue

Revenue by service offering was as follows (in thousands):

	Year ended December 31,			% Change	% Change
	2016	2015	2014	2016 to 2015	2015 to 2014
Marketplaces	$66,139	$52,155	$35,391	27%	47%
Media	47,313	73,814	137,038	(36)%	(46)%
Total revenue	$113,452	$125,969	$172,429	(10)%	(27)%

Marketplaces Revenue

Marketplaces revenue increased by $14.0 million, or 27%, to $66.1 million for the year ended December 31, 2016, as compared to $52.2 million for the year ended December 31, 2015. The number of transactions increased 28% to 1,182,873 in the year ended December 31, 2016 from 925,111 in the prior year period, primarily due to increased traffic, new product introductions and higher conversion rates. For the year ended December 31, 2016, Marketplaces average revenue per transaction was $55.37,  which excludes revenue generated through transactions consummated by The Other Art Fair, decreasing from $56.38 in the prior year period due to increased promotional discounts.

Marketplaces revenue increased by $16.8 million, or 47%, to $52.2 million for the year ended December 31, 2015, as compared to $35.4 million for the year ended December 31, 2014. The number of transactions increased 29% to 925,111 in the year ended December 31, 2015 from 715,343 in the prior year period, driven primarily by new product introductions, higher conversion rates, and increased traffic on Society6. For the year ended December 31, 2015, Marketplaces average revenue per transaction was $56.38, increasing 14% from $49.47 in the prior year period due primarily to a shift towards higher priced items on Society6, as well as the addition of Saatchi Art in August 2014, which has significantly higher average revenue per transaction.

Media Revenue

Media revenue decreased by $26.5 million, or 36%, to $47.3 million for the year ended December 31, 2016, as compared to $73.8 million for the year ended December 31, 2015. Visits decreased by 19% to 2,730 million visits in the year ended December 31, 2016 from 3,374 million visits in the year ended December 31, 2015 primarily due to the divestitures of certain media properties, including Cracked, as well as continued search and related traffic declines on eHow. RPV decreased by 21%, to $17.33 in the year ended December 31, 2016 from $21.87 in the year ended December 31, 2015, as a result of lower ad monetization yields primarily due to a shift to a higher mix of mobile traffic with lower RPV than desktop visits and our mid-year strategic shift to launch several category-specific media properties leveraging topics and content from eHow.

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

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Year ended December 31,			% Change	% Change
	2016	2015	2014	2016	2015
Service costs (exclusive of amortization of intangible assets)	$25,434	$37,481	$43,553	(32.0)%	(14.0)%
Product costs	42,081	33,769	26,058	25.0%	30.0%
Sales and marketing	26,654	21,041	20,624	27.0%	2.0%
Product development	19,964	26,315	37,674	(24.0)%	(30.0)%
General and administrative	30,704	35,428	41,086	(13.0)%	(14.0)%
Goodwill impairment charge	—	—	232,270	—%	(100.0)%
Amortization of intangible assets	10,900	18,706	38,316	(42.0)%	(51.0)%

Service Costs

Service costs for the year ended December 31, 2016 decreased by approximately $12.0 million, or 32%, to $25.4 million compared to $37.5 million for the year ended December 31, 2015.  The decrease in service costs was primarily due to decreases of $4.1 million in personnel related costs, including stock-based compensation expense, $3.1 million related to lower content creation and renovation expense, $2.4 million in depreciation expense, $2.0 million in information technology expense, $0.6 million in ad serving costs, and $0.4 million in traffic acquisition costs. The decrease in personnel related costs was principally related to the disposition of our Cracked business in April 2016.  The decrease in information technology expense was primarily related to a reduction in colocation costs as a result of eliminating one of our data centers. The decrease in content creation and renovation expense was primarily related to lower content renovation expense on eHow and the disposition of our Cracked business in April 2016. These factors were partially offset by increases of $0.4 million in cost of services related to Saatchi Art and The Other Art Fair and $0.2 million in consulting expense.

Service costs for the year ended December 31, 2015 decreased by approximately $6.1 million, or 14%, to $37.5 million compared to $43.6 million for the year ended December 31, 2014. The decrease in service costs was primarily due to decreases of $2.1 million in information technology expense, $2.0 million in personnel related costs, including stock-based compensation expense, $0.9 million in traffic acquisition costs, $0.8 million in depreciation expense, $0.6 million in ad serving costs, $0.6 million related to newly created content and content renovation, and $0.6 million in consulting expense. The decrease in information technology expense was primarily related to the disposition of our Pluck business and a reduction in colocation, bandwidth and other support costs. These factors were partially offset by a $1.5 million increase in cost of services related to Saatchi Art.

Product Costs

Product costs for the year ended December 31, 2016 increased by $8.3 million, or 25%, to $42.1 million compared to product costs of $33.8 million for the year ended December 31, 2015, primarily due to increased costs related to the higher volume of products sold on Society6.

Product costs for the year ended December 31, 2015 increased by $7.7 million, or 30%, to $33.8 million compared to product costs of $26.1 million for the year ended December 31, 2014, primarily due to increased costs related to the higher volume of products sold on Society6.

Sales and Marketing

Sales and marketing expenses increased by $5.6 million, or 27%, to $26.7 million for the year ended December 31, 2016 from $21.0 million for the year ended December 31, 2015. This increase was driven by an increase of $5.2 million in marketing expenses primarily relating to Society6 and Saatchi Art, as well as increases of $0.3 million in consulting expenses and $0.1 million in personnel related costs, including stock-based compensation expense.

Sales and marketing expenses increased by $0.4 million, or 2%, to $21.0 million for the year ended December 31, 2015 from $20.6 million for the year ended December 31, 2014. This increase was driven by a $2.4 million increase in marketing expenses from Society6 and our content studio (formerly known as our studioD business), partially offset by decreases in personnel related costs, including stock-based compensation expense, of $1.6 million and consulting expenses of $0.4 million.

Product Development

Product development expenses decreased by $6.4 million, or 24%, to $20.0 million for the year ended December 31, 2016 compared to $26.3 million for the year ended December 31, 2015. The decrease was driven by $5.6 million in lower personnel related costs, including stock-based compensation expense, primarily as a result of the reduction in staffing in connection with the realignment of our content studio. This decrease in product development expenses also reflected decreases of $0.5 million in consulting expense, $0.2 million in license and support costs, and $0.1 million in depreciation expense.

Product development expenses decreased by $11.4 million, or 30%, to $26.3 million for the year ended December 31, 2015 compared to $37.7 million for the year ended December 31, 2014. The decrease was driven by a $11.1 million reduction in personnel related costs, including stock-based compensation expense, and a $0.3 million decrease in depreciation expense.

General and Administrative

General and administrative expenses decreased by $4.7 million, or 13%, to $30.7 million for the year ended December 31, 2016 compared to $35.4 million for the year ended December 31, 2015. The decrease was primarily due to decreases of $1.7 million in facilities costs, $1.5 million in depreciation, $1.1 million in legal and audit fees, and $0.7 million in consulting expense, offset by an increase of $0.3 million in other miscellaneous expenses.

General and administrative expenses decreased by $5.7 million, or 14%, to $35.4 million for the year ended December 31, 2015 compared to $41.1 million for the year ended December 31, 2014. The decrease was primarily due to decreases of $3.2 million in personnel and related costs, including stock-based compensation expense, $1.4 million in legal and audit fees, $0.5 million in facilities costs, and $0.2 million in taxes and insurance costs.

Severance Costs

During the year ended December 31, 2016, we recognized severance costs of $1.7 million in connection with targeted headcount reductions, primarily as a result of actions taken in June 2016 to streamline our content publishing studio (formerly known as our studioD business) and better integrate this business into our broader Media service offering. These severance costs were recognized in the condensed consolidated statements of operations as follows: $0.7 million in sales and marketing costs, $0.6 million in product development costs, $0.3 million in service costs, and $0.1 million in general and administrative costs. Severance amounts related to these actions were fully paid as of December 31, 2016.

During the year ended December 31, 2015, we implemented a number of initiatives to improve operating efficiency, including targeted reductions in force in areas where our business model shifted during the year. For the year ended December 31, 2015, we incurred $2.2 million in severance costs primarily related to certain workforce reduction actions that occurred during the year. These severance costs were recognized in the consolidated statements of operations for the year ended December 31, 2015 as follows: $1.1 million in product development costs, $0.6 million in service costs, $0.4 million in general and administrative costs, and $0.1 million in sales and marketing costs.  Severance costs include severance pay, the provision of certain extended employee benefits, and employer taxes.

Amortization of Intangibles

Amortization expense for the year ended December 31, 2016 decreased by $7.8 million, or 42%, to $10.9 million compared to $18.7 million for the year ended December 31, 2015. The decrease is primarily due to a decrease in amortization expense from intangible assets completing their useful life and lower amortization expense from the removal of certain content units during the year ended December 31, 2016.

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

Goodwill Impairment Charge

We performed our annual impairment analysis in the fourth quarter of the years ended December 31, 2016 and 2015 and based on the results of each annual impairment test there was no goodwill impairment charge for the years ended December 31, 2016 or 2015.

For the year ended December 31, 2014, due to unexpected revenue declines attributable to lower traffic and monetization yields on certain of our media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, we performed an interim assessment of impairment of the goodwill in our media reporting unit in the third quarter of 2014. Based on our analyses, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the media reporting unit and that the implied fair value of the goodwill in the media reporting unit was zero. Accordingly, we recorded a $232.3 million goodwill impairment charge in the year ended December 31, 2014.

Interest Income (Expense), Net

Net interest income was approximately $0.1 million for the year ended December 31, 2016, primarily related to interest paid to us on our cash investments which are included in cash and cash equivalents.

Net interest income was approximately $0.2 million for the year ended December 31, 2015, primarily related to interest income paid to us on the promissory note we received as part of the consideration for our sale of CoveritLive in July 2014.

Net interest expense was $4.4 million for the year ended December 31, 2014, primarily reflecting interest paid under our previous credit facility and a $1.7 million write-off of debt issuance costs associated with terminating our credit facility in November 2014.

Other Income (Expense), Net

Net other income for the year ended December 31, 2016 increased by $37.1 million to $40.2 million compared to $3.1 million for the year ended December 31, 2015, primarily due to the gain recognized on the sale of our Cracked business.

Net other income for the year ended December 31, 2015 increased by $2.4 million to $3.1 million compared to $0.7 million for the year ended December 31, 2014, primarily due to the gain recognized on the sale of our Pluck business.

Income Tax Benefit (Expense)

During the year ended December 31, 2016, we recorded an income tax benefit of less than $0.1 million compared to an income tax expense of $0.1 million during the year ended December 31, 2015. Income tax benefit for the year ended December 31, 2016 is primarily due to the reversal of an uncertain tax position, offset by minimal state and foreign income tax expenses.

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

Selected Quarterly Financial Data

The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2016 and 2015, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015(1)	2015	2016	2016(2)	2016	2016
	(In thousands, except per share data)
	Unaudited
Revenue:
Service revenue	$23,225	$20,067	$16,755	$17,207	$14,505	$12,430	$12,688	$13,266
Product revenue	9,985	9,701	11,750	17,279	12,464	12,005	15,371	20,723
Total revenue	$33,210	$29,768	$28,505	$34,486	$26,969	$24,435	$28,059	$33,989

Service costs(3)	$10,149	$9,550	$9,597	$8,185	$8,039	$6,478	$5,370	$5,547
Product costs	$6,834	$6,768	$7,638	$12,529	$8,507	$8,290	$9,791	$15,493

Loss from operations	$(9,663)	$(14,527)	$(13,967)	$(8,614)	$(12,880)	$(13,669)	$(8,383)	$(7,353)

Net (loss) income	$(6,749)	$(14,408)	$(13,805)	$(8,539)	$(11,909)	$24,467	$(8,349)	$(6,220)

Net (loss) income per share(4)
Basic	$(0.34)	$(0.73)	$(0.69)	$(0.42)	$(0.59)	$1.20	$(0.41)	$(0.31)
Diluted	$(0.34)	$(0.73)	$(0.69)	$(0.42)	$(0.59)	$1.18	$(0.41)	$(0.31)

Weighted average number of shares
Basic	19,773	19,841	20,021	20,114	20,213	20,389	20,236	19,773
Diluted	19,773	19,841	20,021	20,114	20,213	20,679	20,236	19,773

(1)

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

(2)

During the quarter ended June 30, 2016, we completed the sale of our Cracked business. As a result of the sale, we recognized a gain of $38.1 million, recorded in other income in our consolidated statements of operations.

(3)	Excludes the amortization of intangible assets.
(4)	For a description of the method used to compute our basic and diluted net income (loss) per share, refer to Note 5 in Part II, Item 6, “Selected Financial Data.”

Seasonality of Quarterly Results

Our Marketplaces service offering is affected by traditional retail seasonality and there is generally increased sales activity on our marketplaces platforms during the fourth quarter holiday season. Both our Marketplaces and Media service offerings are also affected by seasonal fluctuations in Internet usage, which generally slows during the summer months. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

Liquidity and Capital Resources

As of December 31, 2016, we had $50.9 million of cash and cash equivalents. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash. We received cash proceeds of $35.1 million on the closing date and the remaining $3.9 million was placed into escrow to cover certain of our post-closing indemnification obligations for a period of 15 months. Any remaining portion of the escrow amount that is not subject to then-pending claims will be released to us in July 2017.  During 2016, we also received approximately $1.7 million of cash from the sales of two of our non-core media properties, with an additional $0.4 million expected to be received in the first quarter of 2017. In July 2016, we used approximately $1.5 million of cash to fund the acquisition of The Other Art Fair.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the disposition of businesses and certain non-core media properties. Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our previous credit facilities. In November 2014, we repaid all outstanding amounts under our previous credit facility and terminated that facility, and we do not currently have an available line of credit.  We believe that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a new credit facility, selling certain assets or issuing equity, equity-related or debt securities.

Our primary uses of cash include operating costs incurred to fund the day-to-day operations of our business. In addition, since our inception, we have used significant amounts of cash to make strategic acquisitions to grow our business, including the acquisitions of Society6 in June 2013, Saatchi Art in August 2014 and The Other Art Fair in July 2016.  We have also generated cash by disposing of certain businesses and online media properties. In addition to the dispositions discussed above, we sold (i) our Pluck social media business in February 2015 for $3.8 million in cash after working capital adjustments; (ii) certain non-core media properties during the year ended December 31, 2015 for a total of $1.2 million; and (iii) our Creativebug and CoveritLive businesses in July 2014 for approximately $10.0 million and $10.1 million, respectively. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. In June 2016, we disclosed that the Company’s board of directors and management was considering re-initiating repurchases of up to $5.0 million of our common stock through the end of 2016, and these repurchases were initiated in July 2016. During the year ended December 31, 2016, we repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of $4.9 million. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of December 31, 2016, approximately $14.4 million remained available under the stock repurchase plan and there were approximately 10,000 shares repurchased for an aggregate amount of $0.1 million that were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations. Cash used in investing activities has historically been, and is expected to be, impacted by our ongoing investments in our platforms, product, company infrastructure and equipment. The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Year ended December,
	2016	2015	2014
Net cash (used in) provided by operating activities	$(13,093)	$(8,438)	$34,661
Net cash provided by (used in) investing activities	$30,907	$7,089	$(14,921)
Net cash used in financing activities	$(5,573)	$(7,886)	$(125,418)

Cash Flow from Operating Activities

Year ended December 31, 2016

Net cash used in operating activities for the year ended December 31, 2016 was $13.1 million, an increase of $4.7 million compared to the year ended December 31, 2015. The increase in net cash used in operating activities is primarily due to lower non-cash charges for depreciation and amortization offsetting operating losses as compared to the year ended December 31, 2015. Our net loss during the period was $2.0 million, which included non-cash charges of $25.9 million related to depreciation, amortization and stock-based compensation, partially offset by gains on disposals of $40.2 million, which is an investing activity and does not contribute to operating cash flow. Cash flow from operating activities was also impacted by a decrease in our working capital, including changes in accounts receivable, prepaid expenses and accounts payable of $4.3 million, offset in part by changes in deferred revenue, accrued expenses and other long-term assets of $1.1 million. The changes in our accounts receivable, accounts payable and accrued liabilities were primarily due to the timing of payments and collections, as well as increased costs related to product revenue which has increased as a percentage of total revenue. The change in deferred revenue was primarily due to the sale of certain non-core media properties and less activity related to our content publishing studio business.

Year ended December 31, 2015

Net cash used in operating activities for the year ended December 31, 2015 was $8.4 million, a decrease of $43.1 million compared to the year ended December 31, 2014. Our net loss during the period was $43.5 million, which included non-cash charges of $37.4 million related to depreciation, amortization and stock-based compensation, partially offset by gains on disposals of $3.2 million. Cash flow from operating activities was also impacted by a decrease in our working capital, including changes in accounts receivable, prepaid expenses and deferred revenue of $5.0 million, offset in part by changes in accounts payable, accrued expenses and other long-term assets of $4.1 million. The decrease in our deferred revenue was primarily due to the sale of our Pluck social media business and the sale of other non-core media properties during the period. The changes in our accounts receivable and accounts payable were primarily due to the timing of payments and collections.

Year ended December 31, 2014

Net cash provided by operating activities in the year ended December 31, 2014 was $34.7 million. Our net loss during the period was $267.4 million, which included non-cash charges of $232.3 million for goodwill impairment and $82.9 million related to depreciation, amortization, stock-based compensation and debt extinguishment, partially offset by deferred taxes, gain on disposals of businesses and properties, gain on other assets, net and other totaling $22.6 million. Cash flow from operating activities was also impacted by a decrease in our working capital, including changes in accounts receivable and deferred revenue of $22.8 million, offset in part by changes in accounts payable, accrued expenses, deferred registration costs, other long-term assets and deposits with registries of $13.3 million. The increase in our deferred revenue was primarily due to growth in our former registrar service during the period. The decrease in accrued expenses is reflective of increases in amounts due to certain vendors and our employees resulting from growth in our business, while the changes in our accounts receivable and accounts payable were primarily due to the timing of payments and collections.

Cash Flow from Investing Activities

Year ended December 31, 2016

Net cash provided by investing activities was $30.9 million for the year ended December 31, 2016. Cash provided by investing activities for the year ended December 31, 2016 included $36.8 million total from the sales of our Cracked business and certain non-core media properties and $0.1 million from restricted deposits. Cash used in investing activities for the year ended December 31, 2016 related to investments of $4.6 million in property and equipment, primarily comprised of investments in servers and IT equipment, fixtures and fittings, leasehold improvements and internally developed software, and $1.4 million of cash consideration for the acquisition of The Other Art Fair, net of cash acquired.

Year ended December 31, 2015

Net cash provided by investing activities was $7.1 million for the year ended December 31, 2015. Cash provided by investing activities for the year ended December 31, 2015 included $5.1 million total from the sales of our Pluck business and certain non-core media properties, $5.1 million from the early repayment of a promissory note to us, $1.0 million received from a disposition holdback and $0.7 million from restricted deposits.  Cash used in investing activities for the year ended December 31, 2015 related to investments of $4.7 million in property and equipment, primarily comprised of investments in servers and IT equipment, fixtures and fittings, leasehold improvements and internally developed software, and investments of $0.1 million in intangible assets, primarily comprised of media content.

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

Cash Flow from Financing Activities

Year ended December 31, 2016

Net cash used in financing activities was $5.6 million during the year ended December 31, 2016, primarily comprised of $4.9 million used for repurchases of common stock and $1.2 million of costs related to taxes paid on vesting of restricted stock units. We received proceeds of $0.6 million from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan during the year ended December 31, 2016.

Year ended December 31, 2015

Net cash used in financing activities was $7.9 million during the year ended December 31, 2015, primarily comprised of $7.6 million of cash paid for acquisition holdbacks from prior year acquisitions and $0.7 million of costs related to taxes paid on vesting of restricted stock units.  We received proceeds of $0.5 million from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan during the year ended December 31, 2015.

Year ended December 31, 2014

Net cash used in financing activities was $125.4 million during the year ended December 31, 2014, primarily comprised of $96.3 million used to repay all amounts outstanding under our previous credit facility and $24.1 million used to capitalize Rightside in connection with the Separation. We also used $1.9 million during the year ended December 31, 2014 to fund acquisition holdbacks related to our acquisitions of Name.com, Creativebug and Society6.  During the year ended December 31, 2014, we also incurred $2.9 million of costs related to taxes paid on vesting of restricted stock units and we received proceeds of $0.5 million from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan.

Off Balance Sheet Arrangements

As of December 31, 2016, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2016, 2015 and 2014, we used $4.6 million, $4.7 million and $8.9 million, respectively, in cash to fund capital expenditures to create internally developed software, fund leasehold improvements and purchase servers, IT equipment and fixtures and fittings. We currently anticipate making capital expenditures between $4.0 million and $6.0 million during the year ending December 31, 2017.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2016 (in thousands):

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Operating lease obligations	$2,108	$4,984	$27	$—	$7,119
Capital lease obligations	71	106	—	—	177
Total contractual obligations	$2,179	$5,090	$27	$—	$7,296

Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various operating leases that have non-cancelable periods ending between February 2018 and February 2020.

At December 31, 2016, we had a cash collateralized standby letter of credit for approximately $1.1 million associated with one of our leases.

Indemnifications

In the normal course of business, we have provided certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions or contractual commitments. These indemnities include intellectual property indemnities to our customers and partners, indemnities to our directors and officers to the maximum extent permitted under the laws of Delaware, indemnifications related to our lease agreements and indemnifications to sellers or buyers in connection with acquisitions and dispositions, respectively. In addition, our advertiser, content creation and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities.

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

We believe that the estimates and assumptions associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, the recoverability of our long-lived assets including our media content, income taxes, stock-based compensation and discontinued operations have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Please see Note 2 of Part IV, Item 15 of this Annual Report on Form 10-K for the summary of significant accounting policies.

Revenue Recognition

We recognize advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; sponsored content; or advertising links. We may be required to estimate the impressions or clicks delivered based on internal or third party data. Historical estimates have not been significantly different than actual results.

We recognize product revenue based on actual or estimated delivery dates, net of estimated returns and sales allowances based on historical experience. Saatchi Art service revenue is recognized when the original art has been delivered based on the actual or estimated delivery date and the return period has expired. We periodically review these delivery estimates based on historical experience and shipping carrier information and believe our estimates are reasonable, however, future changes in delivery times may impact the timing of our revenue recognition. We estimate sales returns on a monthly basis based on historical returns. Sales returns have not had a material impact on our results.

We recognize our revenue on a gross or net basis based on whether we consider ourselves to be the primary obligor in the transaction, assume the inventory and credit risk and have the latitude in establishing prices and selecting suppliers. The determination of these criteria is subjective in nature. Should the nature or substance of our revenue transactions change, the revenue recognized in our financial statements may differ.

Accounts Receivable and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables from our customers based on our best estimate of the amount of probable losses from existing accounts receivable. We determine the allowance based on an analysis of historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. In addition, past due balances over 60 days and specific other balances are reviewed individually for collectability on at least a quarterly basis. Our allowance for doubtful accounts and bad debt expense have not been historically significant and we expect that this trend will continue in the near term.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually as of October 1st or when events or circumstances change in a manner that indicates goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. As of December 31, 2016, we have two reporting units, marketplaces and media, and our goodwill balance related entirely to our marketplaces reporting unit. For the year ended December 31, 2016, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2016. We may be required to record goodwill impairment charges in future periods.

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

When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step goodwill impairment test for each reporting unit. We are required to perform step one only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. Significant estimates in valuing our reporting units include, but are not limited to, future expected cash flows, market comparables and discount rates. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then a second step is performed to measure the amount of the impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks.

Intangible Assets—Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, operating costs, growth rates, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

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

On August 1, 2014, we completed the Separation of Rightside, resulting in two independent, publicly traded companies. Following the Separation, Rightside operates our former domain name services business, while we continue to own and operate our Marketplaces and Media businesses. The financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the year ended December 31, 2014.  We reclassified the following activity in our consolidated statements of operations from continuing operations to discontinued operations (in thousands):

Year ended December 31,
2014
Service revenue	$107,721

Service costs	92,588
Sales and marketing	5,632
Product and development	8,203
General and administrative	14,819
Amortization of intangible assets	4,243
Total operating expenses	125,485
Operating loss	(17,764)
Other income (expense), net	7,017
Loss before income taxes	$(10,747)
Income tax expense	(461)
Net loss	$(11,208)

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

We estimated the expected volatility of our awards from the historical volatility of selected public companies within the Internet and media industry with comparable characteristics to Leaf Group, including similarity in size, lines of business, market capitalization, revenue and financial leverage. We calculated the weighted average expected life of our options based upon our historical experience of option exercises combined with estimates of the post-vesting holding period. The-risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero as we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on applicable historical forfeiture patterns adjusted for any expected changes in future periods.

Recent Accounting Pronouncements

See Note 2 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

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

Concentrations of Credit Risk

As of December 31, 2016, our cash and cash equivalents were maintained primarily with three major U.S. financial institutions and four foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Advertising network partners that accounted for more than 10% of our consolidated accounts receivable balance were as follows:

	Year ended December 31,
	2016	2015
Google Inc.	35%	26%

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders (the “2017 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://ir.leafgroup.com.

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

Item 11.Executive Compensation

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF GROUP LTD.

By:	/s/ SEAN MORIARTY
SEAN MORIARTY
Chief Executive Officer

Date: February 23, 2017

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

Name	Title	Date

/S/ SEAN MORIARTY	Chief Executive Officer and Director	February 23, 2017
Sean Moriarty	(Principal Executive Officer)

/S/ RACHEL GLASER	Chief Financial Officer	February 23, 2017
Rachel Glaser	(Principal Financial Officer)

/S/ WENDY VOONG	Chief Accounting Officer	February 23, 2017
Wendy Voong	(Principal Accounting Officer)

/S/ JAMES QUANDT	Chairman of the Board	February 23, 2017
James Quandt

/S/ FREDRIC W. HARMAN	Director	February 23, 2017
Fredric W. Harman

/S/ JOHN A. HAWKINS	Director	February 23, 2017
John A. Hawkins

/S/ VICTOR E. PARKER	Director	February 23, 2017
Victor E. Parker

/S/ JOHN PLEASANTS	Director	February 23, 2017
John Pleasants

/S/ BRIAN REGAN	Director	February 23, 2017
Brian Regan

/S/ JENNIFER SCHULZ	Director	February 23, 2017
Jennifer Schulz

/S/ MITCHELL STERN	Director	February 23, 2017
Mitchell Stern

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leaf Group Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Leaf Group Ltd. and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 23, 2017

Leaf Group Ltd. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$50,864	$38,570
Accounts receivable, net	6,849	10,469
Prepaid expenses and other current assets	8,139	4,989
Total current assets	65,852	54,028
Property and equipment, net	11,503	14,568
Intangible assets, net	11,273	21,332
Goodwill	11,167	10,358
Other assets	1,457	1,173
Total assets	$101,252	$101,459

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,451	$1,973
Accrued expenses and other current liabilities	15,017	15,169
Deferred revenue	2,180	2,933
Total current liabilities	19,648	20,075
Deferred tax liability	108	551
Other liabilities	1,746	1,713
Total liabilities	21,502	22,339
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 21,407 issued and 19,763 shares outstanding at December 31, 2016 and 20,956 issued and 20,154 shares outstanding at December 31, 2015	2	2
Additional paid-in capital	513,139	505,603
Treasury stock at cost, 1,644 at December 31, 2016 and 802 at December 31, 2015	(35,641)	(30,767)
Accumulated other comprehensive loss	(112)	(91)
Accumulated deficit	(397,638)	(395,627)
Total stockholders’ equity	79,750	79,120
Total liabilities and stockholders’ equity	$101,252	$101,459

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenue:
Service revenue	$52,889	$77,254	$137,711
Product revenue	60,563	48,715	34,718
Total revenue	113,452	125,969	172,429
Operating expenses:
Service costs (exclusive of amortization of intangible assets shown separately below)	25,434	37,481	43,553
Product costs	42,081	33,769	26,058
Sales and marketing	26,654	21,041	20,624
Product development	19,964	26,315	37,674
General and administrative	30,704	35,428	41,086
Goodwill impairment charge	—	—	232,270
Amortization of intangible assets	10,900	18,706	38,316
Total operating expenses	155,737	172,740	439,581
Loss from operations	(42,285)	(46,771)	(267,152)
Interest income	96	361	328
Interest expense	(4)	(143)	(4,692)
Other income (expense), net	40,172	3,107	654
Loss before income taxes	(2,021)	(43,446)	(270,862)
Income tax benefit (expense)	10	(55)	14,713
Net loss from continuing operations	(2,011)	(43,501)	(256,149)
Net loss from discontinued operations	—	—	(11,208)
Net loss	$(2,011)	$(43,501)	$(267,357)

Net loss per share
Net loss from continuing operations	$(0.10)	$(2.18)	$(13.66)
Net loss from discontinued operations	—	—	(0.60)
Net loss per share - basic and diluted	$(0.10)	$(2.18)	$(14.26)

Weighted average number of shares - basic and diluted	20,152	19,938	18,745

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(2,011)	$(43,501)	$(267,357)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(21)	(15)	(13)
Realized gain on marketable securities available-for-sale, net of tax expense of $344	—	—	(565)
Other comprehensive loss, net of tax:	(21)	(15)	(578)
Comprehensive loss	$(2,032)	$(43,516)	$(267,935)

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2013	18,142	$11	$611,028	$(30,767)	$502	$(84,769)	$496,005
Issuance of stock under employee stock awards and other, net	549	—	344	—	—	—	344
Tax withholdings related to vesting of share-based payments	—	—	(2,629)	—	—	—	(2,629)
Stock-based compensation expense	—	—	22,831	—	—	—	22,831
Issuance of common stock for acquisitions	1,050	—	10,258	—	—	—	10,258
Spin-off of Rightside Group, Ltd.	—	—	(144,032)	—	—	—	(144,032)
Reverse stock split	—	(9)	9	—	—	—	—
Realized gain on marketable securities	—	—	—	—	(565)	—	(565)
Foreign currency translation adjustment	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	(267,357)	(267,357)
Balance at December 31, 2014	19,741	$2	$497,809	$(30,767)	$(76)	$(352,126)	$114,842
Issuance of stock under employee stock awards and other, net	290	—	464	—	—	—	464
Issuance of stock for acquisition holdback	123	—	—	—	—	—	—
Tax withholdings related to vesting of share-based payments	—	—	(668)	—	—	—	(668)
Stock-based compensation expense	—	—	7,998	—	—	—	7,998
Foreign currency translation adjustment	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	(43,501)	(43,501)
Balance at December 31, 2015	20,154	$2	$505,603	$(30,767)	$(91)	$(395,627)	$79,120
Issuance of stock under employee stock awards and other	453	—	580	—	—	—	580
Repurchases of common stock to be held in treasury	(844)	—	—	(4,874)	—	—	(4,874)
Tax withholdings related to vesting of share-based payments	—	—	(1,246)	—	—	—	(1,246)
Stock-based compensation expense	—	—	8,202	—	—	—	8,202
Foreign currency translation adjustment	—	—	—	—	(21)	—	(21)
Net income	—	—	—	—	—	(2,011)	(2,011)
Balance at December 31, 2016	19,763	$2	$513,139	$(35,641)	$(112)	$(397,638)	$79,750

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(2,011)	$(43,501)	$(267,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,090	29,884	59,473
Deferred income taxes	(45)	—	(14,409)
Stock-based compensation	7,779	7,562	21,815
Goodwill impairment charge	—	—	232,270
Gain on disposal of businesses and online properties	(40,230)	(3,156)	(795)
Gain on other assets, net	—	—	(5,745)
Extinguishment of debt	—	—	1,656
Other	111	(105)	(1,650)
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	3,502	3,840	10,844
Prepaid expenses and other current assets	238	917	(145)
Deferred registration costs	—	—	(8,876)
Deposits with registries	—	—	(259)
Other long-term assets	(371)	(131)	(585)
Accounts payable	529	(2,794)	(2,192)
Accrued expenses and other liabilities	(166)	(1,177)	(1,341)
Deferred revenue	(519)	223	11,957
Net cash (used in) provided by operating activities	(13,093)	(8,438)	34,661
Cash flows from investing activities
Purchases of property and equipment	(4,582)	(4,732)	(8,918)
Purchases of intangible assets	(147)	(87)	(5,688)
Payments for gTLD applications	—	—	(15,829)
Proceeds from gTLD withdrawals, net	—	—	6,105
Cash received from disposal of businesses and online properties, net of cash disposed	36,815	5,071	13,696
Cash received from early repayment of promissory note	—	5,100	—
Cash received from disposition holdback	—	998	—
Cash paid for acquisitions, net of cash acquired	(1,413)	(58)	(2,240)
Restricted deposits	136	671	(3,064)
Other	98	126	1,017
Net cash provided by (used in) investing activities	30,907	7,089	(14,921)
Cash flows from financing activities
Long-term debt repayments	—	—	(96,250)
Proceeds from exercises of stock options and purchases under ESPP	579	464	478
Repurchases of common stock	(4,874)	—	—
Taxes paid on net share settlements of restricted stock units	(1,246)	(668)	(2,902)
Cash paid for acquisition holdback	—	(7,561)	(1,945)
Cash distribution related to spin-off	—	—	(24,145)
Other	(32)	(121)	(654)
Net cash used in financing activities	(5,573)	(7,886)	(125,418)
Effect of foreign currency on cash and cash equivalents	53	(15)	(13)
Change in cash and cash equivalents	12,294	(9,250)	(105,691)
Cash and cash equivalents, beginning of period	38,570	47,820	153,511
Cash and cash equivalents, end of period	$50,864	$38,570	$47,820

Supplemental disclosure of cash flows
Cash paid for interest	$4	$143	$2,296
Cash paid for taxes	$99	$116	$104
Stock issued for acquisitions	$—	$731	$10,258
Holdback liability related to acquisitions	$—	$—	$1,700
Note receivable related to disposal of a business	$—	$—	$4,946

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1. Company Background and Overview

Leaf Group Ltd. (“Leaf Group” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified Internet company that builds platforms across our marketplaces and media properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two service offerings: Marketplaces and Media.

On November 9, 2016, our corporate name changed from Demand Media, Inc. to Leaf Group Ltd. as part of our evolution from a pure digital media company to a diversified internet marketplaces and media company. We also commenced trading under the ticker symbol “LFGR” on the New York Stock Exchange as of market open on November 9, 2016.

On August 1, 2014, we completed the separation of Rightside Group, Ltd. (“Rightside”) from the Company, resulting in two independent, publicly traded companies (hereinafter referred to as the “Separation”). Following the Separation, Rightside operates the domain name services business, while we continue to own and operate our Marketplaces and Media businesses. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of our common stock as of the August 1, 2014 record date (the “Distribution”). Immediately following the Distribution, we completed a 1-for-5, reverse stock split with respect to all of our outstanding and treasury shares of common stock, which is reflected retrospectively throughout the consolidated financial statements.

Marketplaces

Through our Marketplaces service offering, we operate leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer products in the home décor, accessories, and apparel categories. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. Our Marketplaces service offering also includes The Other Art Fair, a leading London-based art fair for discovering emerging artists that complements our Saatchi Art online business.

Media

Our Media service offering includes our leading owned and operated media properties that publish content, including videos, articles, and designed visual formats, on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners. During the third quarter of 2016, we began launching several category-specific properties leveraging topics and content from eHow. As we continue this process of migrating categories of content onto new media properties, eHow.com will narrow its focus on informative and entertaining projects for do-it-yourself enthusiasts. Our Media service offering also includes our content publishing studio, through which we create content for third party publishers and brands.

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

The financial results of Rightside are presented as discontinued operations in our accompanying consolidated statements of operations for the year ended December 31, 2014. Our statements of cash flows are presented on a combined basis, including continuing and discontinued operations. Unless it is otherwise disclosed, all other disclosures in our consolidated financial statements are related to our continuing operations.

During the first quarter of 2016, we reclassified certain personnel costs (including stock-based compensation), primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have been reclassified to conform to the current period presentation, resulting in the following changes in our consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively: (i) decreases of $2.9 million and $9.1 million in general and administrative expense; (ii) increases of $2.0 million and $8.3 million in product development expense; (iii) increases of $0.7 million and $0.6 million in sales and marketing expense; and (iv) increases of $0.2 million and $0.2 million in service costs.

Principles of Consolidation

The consolidated financial statements include the accounts of Leaf Group and its wholly owned subsidiaries. Acquisitions are included in our consolidated financial statements from the date of the acquisition. Our purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of our assets and liabilities.

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

For arrangements with multiple deliverables, we allocate revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The fair value of the selling price for a deliverable is determined using a hierarchy of (1) Company-specific objective and reliable evidence, then (2) third party evidence, then (3) best estimate of selling price. We allocate any arrangement fee to each of the elements based on their relative selling prices.

Our revenue is principally derived from the following services and products:

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at the fairs and sponsorship opportunities at the fairs. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT”), sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Media

Advertising Revenue. We generate Media service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; sponsored content; or advertising links. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed partner-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third party performance data to the contractual performance obligation and to internal or partner performance data in circumstances where that data is available.

Where we enter into revenue-sharing arrangements with our partners, such as those relating to our advertiser network, we report revenue on a gross or net basis depending on whether we are considered the primary obligor and principal in the transaction. In addition, we consider which party has the latitude to establish the sales prices to advertisers and which party assumes the collection risk in these arrangements. When we are considered the primary obligor, have the latitude to determine pricing and assume the collection risk, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our partners in service costs.

Content Sales and Licensing Revenue. We generate revenue from the sale or license of media content, including the creation and distribution of content for third party brands and publishers through our content studio. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third party properties and the customer acts as the primary obligor, we recognize revenue on a net basis.

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

Product Revenue

We recognize product revenue from sales of Society6 products upon delivery, net of estimated returns and sales allowances based on historical experience. We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our partners pursuant to revenue-sharing arrangements where we are the primary obligor. In addition, service costs include expenses related to art fairs hosted by The Other Art Fair, such as venue-related costs and fair personnel costs.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties, personnel costs and credit card and other transaction fees.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue, as applicable. Associated costs are recorded in service costs or product costs.

Advertising Costs

Advertising costs are expensed as incurred and generally consist of Internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our consolidated statements of operations. Advertising expense, not including customer acquisition marketing costs, was $3.1 million, $1.9 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Operating Leases

For operating leases that include rent-free periods or escalation clauses over the term of the lease, we recognize rent expense on a straight-line basis and the difference between expense and amounts paid are recorded as deferred rent in current and long-term liabilities.

Product Development and Software Development Costs

Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $6.4 million (net of $13.4 million accumulated amortization) and $7.2 million (net of $15.6 million accumulated amortization) as of December 31, 2016 and 2015, respectively.

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

For stock-based payment awards issued to employees with service based vesting conditions the fair value is estimated using the Black-Scholes-Merton option pricing model. For premium-priced stock options with service and/or performance-based vesting conditions, the fair value is estimated using the Hull-White model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expense is classified in the consolidated statements of operations based on the department to which the related employee provides service.

The Black-Scholes-Merton option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include the expected volatility, expected term of the award and estimated forfeiture rates.

We estimated the expected volatility of our awards from the historical volatility of selected public companies with comparable characteristics to Leaf Group, including similarity in size, lines of business, market capitalization, revenue and financial leverage. We calculated the weighted average expected life of our options based upon our historical experience of option exercises combined with estimates of the post-vesting holding period. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury notes with terms approximately equal to the expected life of the option. The expected dividend rate is zero as we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on applicable historical forfeiture patterns adjusted for any expected changes in future periods.

Under the Leaf Group Employee Stock Purchase Plan (“ESPP”), during any offering period, eligible officers and employees can purchase a limited amount of Leaf Group’s common stock at a discount to the market price in accordance with the terms of the plan. We use the Black-Scholes-Merton option pricing model to determine the fair value of the ESPP awards granted which is recognized straight-line over the total offering period.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Restricted stock units (“RSUs”) are considered outstanding common shares and included in the computation of basic income (loss) per share as of the date that all necessary conditions of vesting are satisfied. RSUs, stock options and stock issued pursuant to the ESPP are excluded from the diluted net income (loss) per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2016, 2015 and 2014, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist primarily of checking accounts, money market accounts, money market funds, and short-term certificates of deposit.

Accounts Receivable

Accounts receivable primarily consist of amounts due from:

•

Third parties who provide advertising services to our owned and operated media properties in exchange for a share of the underlying advertising revenue. Accounts receivable from third parties are recorded as the amount of the revenue share as reported to us by the advertising networks;

•	Third party brands, publishers, and advertisers who engage us to create and publish content in a wide variety of formats including videos, articles, and designed visual formats;
•

Direct advertisers who engage us to deliver branded advertising impressions. Accounts receivable from direct advertisers are recorded at negotiated advertising rates (customarily based on advertising impressions) and as the related advertising is delivered over our owned and operated media properties;

•

Partners who syndicate our content over their websites in exchange for a share of related advertising revenue. Accounts receivable from these partners are recorded as the revenue share as reported by the underlying partners;

•

Credit card processors who facilitate the settlement of electronic payments from our marketplaces customers. Accounts receivable from credit card processors are typically received into our accounts at financial institutions within three business days.

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables from third parties based on our best estimate of the amount of probable losses in existing accounts receivable. We determine the allowance based on an analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. In addition, past due balances over 60 days and specific other balances are reviewed individually for collectability at least quarterly.

The allowance for doubtful account activity is as follows (in thousands):

	Balance at	Charged to		Balance at
	beginning of	costs and	Write-offs, net	end of
	period	expenses	of recoveries	period
December 31, 2016	$197	$228	$(398)	$27
December 31, 2015	$218	$52	$(73)	$197
December 31, 2014	$340	$—	$(122)	$218

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

We continue to perform evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in $1.9 million, $3.4 million and $7.7 million of related accelerated amortization expense in the years ended December 31, 2016, 2015 and 2014, respectively.

Intangibles Assets — Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, with the primary technique being a discounted cash flow analysis, and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets may include: trade names, non-compete agreements, owned website names, artist relationships, customer relationships, technology, media content, and content publisher relationships. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We did not recognize any impairment loss for long-lived assets for the years ended December 31, 2016, 2015 and 2014. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually as of October 1st or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a decline in our stock price leading to an extended period when our market capitalization is less than the book value of our net assets, or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2016, we have two reporting units: marketplaces and media and our goodwill balance related entirely to our marketplaces reporting unit.

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

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued liabilities approximate fair value because of their short maturities. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2016, 2015 and 2014, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were not significant.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the balance sheet date exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive earnings within stockholders’ equity.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the disposal of a component represents a strategic shift that has (or will have) a major effect on our operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the consolidated statements of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. The financial results of Rightside are presented as discontinued operations in our accompanying consolidated statements of operations for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The guidance is effective for the Company commencing in the first quarter of fiscal year 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on the consolidated financial statements and considering additional disclosure requirements. The Company expects to adopt this standard in the first quarter of fiscal year 2018 using the modified retrospective method with the cumulative effect recognized as of the date of adoption.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This guidance was effective for the Company on December 31, 2016. The adoption of the standard did not have an impact to the Company's consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting Measurement-Period Adjustments. This update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Under this update, the adjustments are recognized in the reporting period in which the adjustment amounts are determined. This update is effective for the Company commencing in the first quarter of fiscal year 2016 and should be applied prospectively. The Company adopted the standard effective January 1, 2016, and there has been no impact to the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amended guidance requires an entity to present deferred tax assets and liabilities as noncurrent in the statement of financial position. The amended guidance is effective for the Company commencing in the first quarter of fiscal year 2018. Early adoption is permitted and the guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company elected to prospectively adopt the standard effective January 1, 2016 and believes the application of the guidance simplifies and improves the usefulness of deferred tax information for users of the Company’s financial statements. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for the Company commencing in the first quarter of fiscal year 2019 and must be adopted using a modified retrospective transition, and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for the Company commencing in the first quarter of fiscal year 2017. Early adoption is permitted. The guidance does not have a material impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Computers and other related equipment	$8,656	$16,588
Purchased and internally developed software	27,601	34,868
Furniture and fixtures	1,472	1,423
Leasehold improvements	6,694	7,296
	44,423	60,175
Less accumulated depreciation	(32,920)	(45,607)
Property and equipment, net	$11,503	$14,568

At December 31, 2016 and 2015, total software under capital lease and vendor financing obligations was $3.8 million and was fully amortized. Amortization expense for assets under capital lease and vendor financing obligations was not material for the years ended December 31, 2016, 2015 and 2014.

Depreciation expense for the periods shown is classified as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Service costs	$3,563	$5,965	$6,798
Sales and marketing	49	67	156
Product development	138	200	496
General and administrative	3,440	4,946	4,802
Discontinued operations	—	—	4,662
Total depreciation	$7,190	$11,178	$16,914

As a result of the shortening our estimated useful lives for certain assets, we recorded accelerated depreciation expense of approximately $1.2 million, $2.1 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2016
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$1,453	$(1,252)	$201	3.7
Artist relationships	11,916	(10,337)	1,579	4.1
Media content	91,616	(87,604)	4,012	5.1
Technology	5,654	(3,649)	2,005	4.7
Non-compete agreements	25	(11)	14	3.0
Trade names	7,539	(4,077)	3,462	10.2
	$118,203	$(106,930)	$11,273

	December 31, 2015
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$1,628	$(1,107)	$521	3.8
Artist relationships	11,719	(8,340)	3,379	4.1
Media content	95,785	(85,018)	10,767	5.1
Technology	5,854	(2,842)	3,012	4.7
Non-compete agreements	217	(160)	57	3.0
Trade names	7,150	(3,554)	3,596	10.5
	$122,353	$(101,021)	$21,332

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification is shown below (in thousands):

	Year ended December 31,
	2016	2015	2014
Service costs	$7,037	$12,680	$28,523
Sales and marketing	2,319	3,862	4,733
Product development	987	1,440	4,212
General and administrative	557	724	847
Discontinued operations	—	—	4,244
Total amortization	$10,900	$18,706	$42,559

Service costs for the years ended December 31, 2016, 2015 and 2014 includes an accelerated amortization charge of $1.9 million, $3.4 million and $7.7 million, respectively, as a result of the removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2016 is as follows (in thousands):

Estimated
Amortization
Year ending December 31,
2017	$4,904
2018	$2,688
2019	$1,136
2020	$700
2021	$645
Thereafter	$1,200

5. Goodwill

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2014	$10,358
Balance at December 31, 2015	10,358
Acquisitions	851
Foreign currency impact	(42)
Balance at December 31, 2016	$11,167

For the year ended December 31, 2014, due to unexpected revenue declines attributable to lower traffic and monetization yields on certain of our media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, we performed an interim assessment of impairment of the goodwill in our media reporting unit, which at the time was our only reporting unit, in the third quarter of 2014. Based on a two-step quantitative analysis using valuation methodologies appropriate for the valuation of the reporting unit’s assets and liabilities, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit and as a result, we determined that the implied fair value of the goodwill in the reporting unit was zero. Accordingly, we recorded $232.3  million for the goodwill impairment charge in 2014.

During the year ended December 31, 2015, we made certain changes to our management structure below our chief operating decision maker and, as a result of these changes, we determined that Society6, which had previously been included in our media reporting unit, should be combined with the Saatchi Art reporting unit to create a marketplaces reporting unit. As a result of these changes we determined that we have two reporting units: marketplaces and media. A change in reporting units requires that goodwill be tested for impairment. Therefore, we performed an interim assessment of impairment of goodwill for the Saatchi Art reporting unit during the second quarter of 2015 and determined an impairment did not exist. We performed our annual impairment analysis using a qualitative analysis in the fourth quarter of 2015, and determined that no impairment of goodwill existed for the year ended December 31, 2015.

As of December 31, 2016, we have two reporting units, marketplaces and media, and our goodwill balance related entirely to our marketplaces reporting unit. For the year ended December 31, 2016, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2016. We may be required to record goodwill impairment charges in future periods.  The change in goodwill in 2016 is attributable to the acquisition of Other Art Fairs Ltd, which operates as The Other Art Fair, in July 2016. See Note 16 for additional information.

6. Other Assets

As of December 31, 2016, prepaid expenses and other current assets include $3.9 million in cash from the sale of our Cracked business that was placed into escrow to cover certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. At December 31, 2016 and 2015, we had a cash collateralized standby letter of credit for approximately $1.0 million and $1.2 million, respectively, included in long-term assets, associated with the lease of our headquarters office.

During the year ended December 31, 2015, we received a payment of $5.1 million, plus accrued and unpaid interest, on the promissory note that we received as part of the consideration for the sale of our CoveritLive business in July 2014. This promissory note had a principal amount of $5.6 million and was originally due in full by July 2016. The early repayment of $5.1 million, plus accrued and unpaid interest, satisfied all amounts owed to us under the promissory note and the promissory note was discharged. The discount from the carrying value of the promissory note was approximately $0.1 million, which was recorded as interest income.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accrued payroll and related items	$4,239	$5,916
Artist payables	3,982	2,816
Accrued product costs	1,566	1,604
Accrued marketing	1,456	307
Other	3,774	4,526
Accrued expenses and other current liabilities	$15,017	$15,169

During the year ended December 31, 2016, we recognized severance costs of $1.7 million primarily as a result of actions taken in June 2016 to streamline our content publishing studio (formerly known as our studioD business) and better integrate this business into our broader Media service offering. These severance costs were recognized in the condensed consolidated statements of operations as follows: $0.7 million in sales and marketing costs, $0.6 million in product development costs, $0.3 million in service costs, and $0.1 million in general and administrative costs. Severance amounts related to these actions were fully paid as of December 31, 2016.

During the year ended December 31, 2015, we implemented a number of initiatives to improve operating efficiency, including targeted reductions in force in areas where our business model shifted during the year. For the year ended December 31, 2015, we incurred $2.2 million in severance costs primarily related to certain workforce reduction actions that occurred during the year. These severance costs were recognized in the consolidated statements of operations for the year ended December 31, 2015 as follows: $1.1 million in product development costs, $0.6 million in service costs, $0.4 million in general and administrative costs, and $0.1 million in sales and marketing costs.  Severance costs include severance pay, the provision of certain extended employee benefits, and employer taxes.

Changes to the severance accrual during the years ended December 31, 2016 and 2015 are as follows (in thousands):

Balance at December 31, 2014	$—
New charges	2,183
Cash payments	(1,698)
Balance at December 31, 2015	485
New charges	1,690
Cash payments	(2,175)
Balance at December 31, 2016	$—

8. Debt

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

In connection with entering into the Credit Agreement in August 2013, we incurred debt issuance costs of $1.9 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. Due to the repayment in full of all amounts under the credit facility in November 2014, there were no amortized deferred debt issuance costs during 2015. During the year ended December 31, 2014, we amortized $0.5 million of deferred debt issuance costs. In connection with the termination of the Credit Agreement, we recorded a non-cash expense of $1.7 million from the acceleration of unamortized debt issuance costs during the year ended December 31, 2014.

9. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases with non-cancelable periods ending between February 2018 and February 2020.

The following is a schedule of future minimum lease payments under operating and capital leases as of December 31, 2016 (in thousands):

Operating
leases
Year ending December 31,
2017	$2,179
2018	3,573
2019	1,517
2020	27
Thereafter	—
Total minimum lease payments	$7,296

We incurred rent expense of $2.3 million, $2.9 million and $3.5 million, respectively, for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, other long-term liabilities include a deferred rent liability of $1.5 million and $1.6 million, respectively.

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

Indemnifications

In the normal course of business, we have provided certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions or contractual commitments. These indemnities include intellectual property indemnities to our customers and partners, indemnities to our directors and officers to the maximum extent permitted under the laws of Delaware, indemnifications related to our lease agreements and indemnifications to sellers or buyers in connection with acquisitions and dispositions, respectively. In addition, our advertiser, content creation and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities.

10. Income Taxes

Income (loss) before income taxes from continuing operations consisted of the following (in thousands):

	2016	2015	2014
Domestic	$(1,856)	$(43,518)	$(267,758)
Foreign	(165)	72	(3,104)
Loss from continuing operations before income taxes	$(2,021)	$(43,446)	$(270,862)

The income tax benefit (expense) from continuing operations consisted of the following (in thousands):

	2016	2015	2014
Current (expense) benefit:
Federal	$—	$—	$—
State	(6)	(32)	(58)
International	(22)	(23)	(99)
Deferred (expense) benefit:
Federal	—	—	14,028
State	—	—	831
International	38	—	11
Total income tax benefit (expense) from continuing operations	$10	$(55)	$14,713

The reconciliation of the federal statutory income tax rate of 35% to our effective income tax rate from continuing operations is as follows (in thousands):

	2016	2015	2014
Expected income tax benefit at U.S. statutory rate	$707	$15,198	$94,801
Difference between U.S. and foreign taxes	(32)	6	21
State tax (expense) benefit, net of federal taxes	(41)	983	4,828
Stock-based compensation	(725)	(982)	(3,845)
Meals and entertainment	(98)	(135)	(129)
Goodwill impairment	—	—	(25,841)
Non-deductible officer compensation	—	—	(43)
Change in statutory state tax rate	(1,371)	(1,604)	(865)
Valuation allowance	1,549	(13,509)	(53,463)
Other	21	(12)	(751)
Total income tax benefit (expense) from continuing operations	$10	$(55)	$14,713

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Accrued liabilities not currently deductible	$2,479	$3,454
Intangible assets—excess of tax basis over financial statement basis	37,693	45,138
Federal impact of deferred state taxes	(3,242)	(4,518)
Net operating losses	52,367	50,038
Stock-based compensation	3,640	2,565
Other	408	203
	93,345	96,880
Deferred tax liabilities:
Intangible assets—excess of financial statement basis over tax basis	(677)	(1,751)
Property and equipment	(1,169)	(2,251)
Deferred gain on sale	(1,555)	—
	(3,401)	(4,002)
Valuation allowance	(90,052)	(92,878)
Net deferred tax liabilities	$(108)	$—

Current	$—	$551
Non-current	(108)	(551)
	$(108)	$—

During the year ended December 31, 2016, we elected to prospectively adopt ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, effective January 1, 2016.  No prior periods were retrospectively adjusted.  The impact of adoption if applied retrospectively to the year ended December 31, 2015 would have been a decrease of $0.5 million in prepaid and other current assets and other liabilities in the consolidated balance sheet as of December 31, 2015.

We had federal net operating loss (“NOL”) carryforwards of approximately $155.5 million and $143.4 million as of December 31, 2016 and 2015, respectively, which expire between 2021 and 2036. In addition, as of December 31, 2016 and 2015 we had state NOL carryforwards of approximately $62.6 million and $73.0 million, which expire between 2017 and 2036.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if we were to undergo an ownership change, as defined in Section 382. Changes in our equity structure and the acquisitions made by us in prior years resulted in such an ownership change. Currently, we do not expect the utilization of our net operating loss and tax credit carryforwards in the near term to be materially affected as no significant limitations are expected to be placed on these carryforwards as a result of our previous ownership changes.

We reduce the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. We have determined it is more likely than not that we will not realize the benefit of all our deferred tax assets and accordingly a valuation allowance of $90.1 million and $92.9 million against our deferred taxes was required at December 31, 2016 and 2015, respectively. The change in the valuation allowance for the years ended December 31, 2016, 2015 and 2014 was a decrease of $2.8 million, an increase of $4.4 million and an increase of $64.6 million, respectively, all of which was recorded in income tax benefit (expense) from continuing operations. As we have no sustained history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.

Accounting standards related to stock-based compensation prohibit the tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, we have not included unrealized stock option tax attributes in our deferred tax assets. Cumulative tax attributes excluded through 2016 were $18.2 million.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain income tax positions during 2016, 2015 or 2014 and we do not expect our uncertain tax positions to have a material impact on our consolidated financial statements within the next twelve months. The total gross amount of unrecognized tax benefits was not material for the years ended December 31, 2016 and 2015.

We file a U.S. federal and various state tax returns. The tax years 2007 to 2016 remain subject to examination by the Internal Revenue Service and most tax years since our incorporation are subject to examination by various state authorities.

11. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pretax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. We made matching contributions of $0.9 million, $1.1 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12. Stock-based Compensation Plans and Awards

Stock Incentive Plans

The 2010 Incentive Award Plan (the “2010 Plan”) was adopted by the board of directors, and approved by the Company’s stockholders in August 2010. In connection with the adoption of the 2010 Plan on August 5, 2010, 0.06 million stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. An amended and restated version of the 2010 Plan (the “2010 A&R Plan”) was adopted by the board of directors on April 23, 2015 and approved by the Company’s stockholders on June 11, 2015. Following the Separation, up to 5.6 million stock options, restricted stock, restricted stock unit and other incentive awards were reserved for future grant to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified and may be granted under the 2010 A&R Plan. In addition, awards available for grant under the 2010 A&R Plan shall be increased on an annual basis as of January 1st of each fiscal year through January 2020 by an amount equal to the lesser of (i) 1.2 million (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2016, 3.2 million stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and vest either annually or monthly over a 3 or 4-year period. Restricted stock unit awards generally vest either annually or quarterly over a 3 or 4-year period. Certain stock options and restricted stock unit awards have accelerated vesting provisions in the event of a change in control.

Valuation of Awards

The per share fair value of stock options granted with service conditions was determined on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2016	2015	2014
Expected life (in years)	6.00	5.94	5.89
Risk-free interest rate	1.32%	1.69%	1.82%
Expected volatility range	53.6%	53.4%	54.1%
Expected dividend yield	—	—	—

In addition, 1.3 million options were awarded to our chief executive officer during the quarter ended September 30, 2014. The valuation of these options was determined on the date of grant using the Hull-White model with the following assumptions: volatility 61%, risk-free interest rate 2.43%, early exercise multiple 2.9 years, and dividend rate 0%.

Award Activity

Stock Options

Stock option activity is as follows (in thousands, except per share data):

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise	term	intrinsic
	outstanding	price	(in years)	value
Outstanding at December 31, 2015	3,199	$8.10	8.67	$409
Options granted	321	$5.43
Options exercised	(96)	$5.11
Options forfeited or cancelled	(568)	$6.05
Outstanding at December 31, 2016	2,856	$8.31	7.88	$1,489
Exercisable at December 31, 2016	1,477	$8.85	7.47	$566
Vested and expected to vest at December 31, 2016	2,688	$8.50	7.84	$1,279

The pretax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the estimated fair value of our common stock at December 31, 2016 and 2015 and their exercise prices, respectively for all awards where the fair value of our common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.

Information related to stock-based compensation activity is as follows (in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014
Weighted average fair value of options granted (per option)	$2.76	$2.74	$4.21
Intrinsic value of options exercised	$97	$13	$303

As of December 31, 2016, there was approximately $4.5 million of stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

		Weighted
		average
	Number of	grant date
	shares	fair value
Unvested at December 31, 2015	977	$6.42
Granted	1,926	$5.30
Vested	(559)	$6.26
Forfeited	(403)	$5.97
Unvested at December 31, 2016	1,941	$5.45

The total fair value of restricted stock units that vested in the years ended December 31, 2016, 2015 and 2014 was $3.5 million, $2.9 million and $18.3 million, respectively.

As of December 31, 2016, there was approximately $7.0 million of unrecognized stock-based compensation cost related to non-vested RSUs. The amount is expected to be recognized over a weighted average period of 2.1 years. To the extent that the forfeiture rate is different from that anticipated, stock-based compensation expense related to these awards will be different.

In February 2017, we granted 1.2 million restricted stock units in connection with our annual equity grants.

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. We previously suspended the ESPP after the November 2015 purchase after considering the benefits and participation rates in the ESPP. We restarted offerings under the ESPP in May 2016. The ESPP currently provides for a 12-month offering period which is comprised of two consecutive six-month purchase periods, one from May to November and the other from November to May. A maximum of 500 shares of common stock may be purchased by each participant during each six-month purchase period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 12-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 32% and 48% for each of the two purchase periods in the current offering period. The expense related to the years ended December 31, 2016, 2015 and 2014 was not material.  There were 1.7 million shares of common stock remaining authorized for issuance under the ESPP at December 31, 2016.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):
	Year ended December 31,
	2016	2015	2014
Service costs	$1,174	$1,084	$1,422
Sales and marketing	725	691	714
Product development	1,502	2,192	10,476
General and administrative	4,378	3,595	6,254
Discontinued operations	—	—	2,949
Total stock-based compensation	7,779	7,562	21,815
Income tax benefit related to stock-based compensation included in net loss	—	—	(706)
	$7,779	$7,562	$21,109

 There was no income tax benefit related to stock-based compensation included in net income (loss) for the years ended December 31, 2016 and 2015 as the Company generated current year taxable losses without stock-based compensation.

During the years ended December 31, 2016, 2015 and 2014, $0.4 million, $0.4 million and $1.0 million respectively, of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

During the year ended December 31, 2016, we accelerated the vesting of certain stock awards in connection with the sale of our Cracked business, resulting in approximately $0.8 million in stock-based compensation expense. Stock-based compensation expense for accelerations and modifications was immaterial for the year ended December 31, 2015. During the year ended December 31, 2014, we accelerated the vesting of certain outstanding equity instruments for three employees, resulting in the recognition of $3.5 million of expense.

Separation

In connection with the Separation of Rightside from Leaf Group (formerly known as Demand Media) completed in the year ended December 31, 2014, and subsequent 1-for-5 reverse stock split, all of our outstanding equity-based compensation awards were adjusted as follows:

Stock Options. Immediately prior to the Separation, each stock option that had an exercise price greater than 120% of the trading price of our common stock on the New York Stock Exchange on July 31, 2014, was adjusted by reducing the per share exercise price and making a corresponding reduction in the number of shares of common stock subject to the stock option, so that the value of the such stock option was approximately equal before and after such adjustment. Immediately prior to the Separation (but following the adjustment), each stock option that was vested, or was unvested and held by an individual who was employed or engaged by us following the Separation, was split into a Leaf Group stock option and a Rightside stock option with a combined value that approximately equaled the value of the Leaf Group stock option immediately prior to the Separation. Unvested Leaf Group stock options held by a Rightside employee were accelerated then split equally between Leaf Group and Rightside stock options.

Restricted Stock Units. Immediately prior to the Separation, each RSU award that was held by an individual who was employed or engaged by us following the Separation and was granted prior to March 1, 2014, was split into a Leaf Group RSU award and a Rightside RSU award with a combined value that approximately equaled the value of the underlying Leaf Group RSU award immediately prior to the Separation. Each RSU award held by an individual who was employed or engaged by Rightside or its affiliates following the Separation was converted into a Rightside RSU award covering a number of Rightside shares such that the pre-distribution value of the pre-Separation value of the Leaf Group RSU award was approximately preserved.

13. Stockholders’ Equity

Reverse Stock Split

On August 1, 2014, we completed the Separation of Rightside from the Company. The Separation was structured as a pro rata tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of our common stock as of the record date (the “Distribution”). Immediately following the Distribution, we enacted a 1-for-5 reverse stock split with respect to all of our outstanding shares of common stock, which is reflected retrospectively throughout the consolidated financial statements.

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. During the year ended December 31, 2016, we re-initiated purchases of our common stock under the stock repurchase plan and repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of approximately $4.9 million. As of December 31, 2016, approximately $14.4 million remained available under the repurchase plan. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of December 31, 2016, there were approximately 10,000 unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

Voting Rights

Each share of common stock has the right to one vote per share.

14. Fair Value of Financial Instruments

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued liabilities approximate fair value because of their short maturities. Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

As of December 31, 2016, we did not have any Level 1 financial assets measured at fair value. As of December 31, 2015, Level 1 financial assets measured at fair value was $5.0 million, consisting of money market funds, which are included in cash and cash equivalents in our consolidated balance sheet.

For the year ended December 31, 2014, due to unexpected revenue declines attributable to lower traffic and monetization yields on certain of media websites, we lowered our future cash flow expectations. As a result of the decline in our cash flow forecast as well as a sustained decline in our market capitalization which remained at a level below the book value of our net assets for an extended period of time, we performed an interim assessment of impairment of the goodwill in our media reporting unit in the third quarter of 2014. Based on our analyses, we determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the media reporting unit and as a result, we determined that the implied fair value of the goodwill in the media reporting unit was zero. Accordingly, we recorded $232.3 million for the goodwill impairment charge in 2014. These estimated fair value measurements were calculated using unobservable inputs, primarily using the income and market approach, specifically the discounted cash flow method and market comparables, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within those analyses was based on our most recent future cash flow expectations, long-term strategic plans and other estimates including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted discount rates.

15. Discontinued Operations

On August 1, 2014, we completed the Separation of Rightside from the Company. As a result of the Separation, the financial results of Rightside are presented as discontinued operations in our consolidated statements of operations for the year ended December 31, 2014. Following the Separation, the following activity in our statements of operations was reclassified from continuing operations to discontinued operations:

Year ended December 31,
2014
Service revenue	$107,721

Service costs	92,588
Sales and marketing	5,632
Product and development	8,203
General and administrative	14,819
Amortization of intangible assets	4,243
Total operating expenses	125,485
Operating loss	(17,764)
Other income (expense), net	7,017
Loss before income taxes	$(10,747)
Income tax expense	(461)
Net loss	$(11,208)

Capital expenditures for discontinued operations for the year ended December 31, 2014 was $2.7 million.

16. Acquisitions and Dispositions

Acquisitions

We account for acquisitions of businesses using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates and estimates of terminal values.

During the years ended December 31, 2016 and 2014, we acquired businesses consistent with our plan of acquiring, consolidating and developing marketplaces properties. In addition to identifiable assets acquired in these business combinations, our goodwill primarily derives from the ability to generate synergies across our businesses. As of December 31, 2016, our goodwill relates entirely to our acquisition of marketplace businesses.

Year ended December 31, 2016

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

The acquisition is included in our consolidated financial statements as of the closing date of the acquisition, which was July 7, 2016. Operating income and pro forma financial information for The Other Art Fair for the years ended December 31, 2016 and 2015 were not material to our financial results.

The following table summarizes the allocation of the purchase price for The Other Art Fair (in thousands):

Goodwill	$851
Trademark	556
Artist relationships	207
Other assets and liabilities assumed	(143)
Total	$1,471

The trademark we acquired has an estimated useful life of five years and the artist relationships we acquired have an estimated useful life of three years. The estimated weighted average useful life of the intangible assets we acquired in total is four years. Goodwill is primarily derived from our ability to generate synergies with its services. The goodwill is included as part of our marketplaces reporting unit and is not deductible for tax purposes.

Year ended December 31, 2014

On August 8, 2014, we acquired Saatchi Online, Inc., a Delaware corporation (“Saatchi Online”), pursuant to an Agreement and Plan of Merger whereby Saatchi Online became a wholly owned subsidiary of Leaf Group (the “Merger”). After giving effect to working capital adjustments as of the closing date, the purchase price consisted of approximately $4.8 million in cash after giving effect to working capital adjustments and 1,049,959 shares of our common stock, valued at approximately $10.3 million based on our stock price on the closing date of the Merger. Of the $1.7 million from the cash portion of the purchase price that was placed into escrow to be applied by us towards satisfaction of post-closing indemnification obligations of the former stockholders of Saatchi Online and/or post-closing adjustments to the purchase price, approximately $0.9 million was paid to us to cover post-closing indemnification claims and approximately $0.2 million was released to the selling stockholders in connection with a multi-party settlement agreement and the expiration of the post-closing indemnification period in August 2015. Approximately $0.6 million remains in the escrow account as of December 31, 2016 to cover estimated claims related to pre-closing VAT amounts, and any remaining portion of the escrow amount that is not required to cover the estimated pre-closing VAT amounts will be paid to the former stockholders of Saatchi Online, Inc. upon final determination of the pre-closing VAT amounts.

The Saatchi Online acquisition is included in our consolidated financial statements as of the date of the acquisition. The allocation of the purchase consideration, for business acquisitions made by us during the year ended December 31, 2014 is as follows (in thousands):

Goodwill	$10,358
Technology	2,327
Artist relationships	1,852
License agreement	419
Customer relationships	962
Other assets and liabilities assumed	(866)
Total	$15,052

Customer relationships have a useful life of 3 years, developed technology, and the license agreement have useful lives of 5 years, and the artist relationships have a useful life of 10 years. Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and our ability to generate synergies with its services. The goodwill of $10.4 million is not expected to be deductible for tax purposes.

Supplemental Pro forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, as if the 2014 Saatchi Online acquisition had been consummated as of January 1, 2014, is as follows (in thousands):

Year ended December 31,
2014
Revenue	$174,691
Net loss	$(272,988)

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisition been consolidated in the tables above as of January 1, 2014.

Dispositions

Year ended December 31, 2016

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc., a subsidiary of The E.W. Scripps Company, for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to cover certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. Revenue for the Cracked business for the 2016 period through the sale date of April 12, 2016 was $1.8 million. The Cracked business had a pretax loss of $1.9 million for 2016 period through the sale date of April 12, 2016, excluding allocations for corporate costs, but including stock-based compensation expense incurred in connection with the sale. Revenue for the Cracked business for the years ended December 31, 2015 and 2014 was $10.9 million and $9.2 million, respectively. The Cracked business had pretax income of $3.1 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively, excluding allocations for corporate costs. The sale did not meet the definition of discontinued operations under ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

As a result of the sale of the Cracked business, we recognized a gain of $38.1 million, recorded in other income, net, which included $0.6 million in net assets sold and $0.3 million in transaction costs incurred in connection with the sale.

In addition, during the year ended December 31, 2016, we sold two of our non-core media properties for total cash consideration of $2.1 million, including $0.4 million expected to be received in the first quarter of 2017, resulting in a gain of $2.1 million, recorded in other income (expense), net.

Year ended December 31, 2015

In February 2015, we sold our Pluck social media business for $3.8 million in cash after working capital adjustments, resulting in a gain of $2.1 million. During the year ended December 31, 2015, we also sold certain non-core media properties for total consideration of $1.2 million, resulting in a gain of $1.0 million, recorded in other income (expense), net.

Year ended December 31, 2014

We sold our Creativebug business in July 2014 and received $10.0 million in cash, inclusive of $1.0 million held in escrow for one year from the closing date as a holdback amount to cover indemnity claims, resulting in a gain on sale of $0.2 million, recorded in other income, net. The holdback amount was received in 2015. We also sold our CoveritLive business in July 2014 and received $4.5 million of cash and a promissory note with a principal amount of $5.6 million, resulting in a gain on sale of $0.6 million, recorded in other income (expense), net. During the year ended December 31, 2015, we agreed to an early repayment of the promissory note and received $5.1 million in cash, plus accrued and unpaid interest, which satisfied all amounts owed to us under the promissory note.

17. Business Segments

We operate in one operating segment. Our chief operating decision maker (“CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our Marketplaces and Media service offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of the Company’s principal operations and assets are located in the United States.

Revenue derived from the Company’s Marketplaces and Media service offerings is as follows (in thousands):

Revenue derived from the Company’s Marketplaces and Media is as follows (in thousands):
	Year ended December 31,
	2016	2015	2014
Marketplaces	$66,139	$52,155	$35,391
Media	47,313	73,814	137,038
Total revenue	$113,452	$125,969	$172,429

Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows:

	Year ended December 31,
	2016	2015	2014
Domestic	$90,504	$107,258	$152,437
International	22,948	18,711	19,992
Total revenue	$113,452	$125,969	$172,429

18. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.

At December 31, 2016, our cash and cash equivalents and marketable securities were maintained primarily with three major U.S. financial institutions and four foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

A substantial portion of our advertising revenue is generated from one advertising network partner through arrangements which are set to expire in October 2017. We may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. We may not be successful in renewing our agreements with advertising network partners on commercially acceptable terms.

The percentage of revenue generated through advertising network partners representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2016	2015	2014
Google Inc.	27%	36%	50%

Advertising network partners comprising more than 10% of the consolidated accounts receivable balance was as follows:

	Year ended December 31,
	2016	2015
Google Inc.	35%	26%

19. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014
Net loss from continuing operations	$(2,011)	$(43,501)	$(256,149)
Net loss from discontinued operations	—	—	(11,208)
Net loss	$(2,011)	$(43,501)	$(267,357)

Weighted average common shares outstanding	20,152	19,938	18,748
Weighted average unvested restricted stock awards	—	—	(3)
Weighted average common shares outstanding—basic and diluted	20,152	19,938	18,745

Net loss per share
Net loss from continuing operations	$(0.10)	$(2.18)	$(13.66)
Net loss from discontinued operations	—	—	(0.60)
Net loss per share - basic and diluted	$(0.10)	$(2.18)	$(14.26)

For the years ended December 31, 2016, 2015 and 2014, we excluded 3.6 million, 4.1 million, and 4.4 million shares, respectively, from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of August 8, 2014, by and among Demand Media, Inc. (now known as Leaf Group Ltd., the “Company”), Gallery Merger Sub, Inc., Saatchi Online, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2014)

2.2

Asset Purchase Agreement, dated April 8, 2016, by and among the Company, Scripps Media, Inc., a Delaware corporation, and, solely with respect to Section 10.15, The E.W. Scripps Company, an Ohio corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016)

3.1		Amended and Restated Certificate of Incorporation of Leaf Group Ltd., as amended effective November 9, 2016 (filed herewith)
3.2		Amended and Restated Bylaws of Leaf Group Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016)
4.1		Form of Leaf Group Ltd. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016)
10.1	†

Form of Indemnification Agreement entered into by and between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.01 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 12, 2010)

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

10.4	†	Amended and Restated Leaf Group Ltd. 2010 Incentive Award Plan, adopted June 2015, as updated to reflect the Company’s name change effective November 9, 2016 (filed herewith)
10.5	†	Form of Leaf Group Ltd. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, as amended (filed herewith)
10.6	†	Form of Leaf Group Ltd. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, as amended (filed herewith)
10.7	†	Form of Leaf Group Ltd. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, as amended (filed herewith)
10.8	†	Leaf Group Ltd. 2010 Employee Stock Purchase Plan, dated September 27, 2010, as updated to reflect the Company’s name change effective November 9, 2016 (filed herewith)
10.9	†

Amended and Restated Employment Agreement, dated as of January 5, 2016, by and between the Company and Sean Moriarty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.10	†

Employment Agreement between the Company and Rachel Glaser, dated as of March 4, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015)

Exhibit No.		Description of Exhibit
10.11	†

Amended and Restated Employment Agreement by and between the Company and Brian Pike, dated as of May 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2015)

10.12	†

Employment Agreement between the Company and Dion Camp Sanders, dated as of August 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)

10.13	†

Second Amended and Restated Employment Agreement between the Company and Daniel Weinrot, dated as of December 1, 2014 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015)

10.14	†

Employment Agreement by and between the Company and Wendy Voong, dated as of July 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2015)

10.15

Google Services Agreement entered into by Google Inc. and the Company, effective as of November 1, 2016 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 9, 2017)

10.16	†	Outside Director Compensation Program (updated as of February 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)
10.17

Tax Matters Agreement between the Company and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

14.1		Code of Business Conduct and Ethics (filed herewith)
21.1		List of subsidiaries of Leaf Group Ltd. (filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith)
24.1		Power of Attorney (included on signature page hereto)
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