Form 10-Q
period 2017-03-31
LEAF GROUP LTD.
filed 2017-05-04
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
			
Emerging Growth Company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 27, 2017, there were 20,143,290 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$41,504	$50,864
Accounts receivable, net	6,713	6,849
Prepaid expenses and other current assets	6,250	8,139
Total current assets	54,467	65,852
Property and equipment, net	11,175	11,503
Intangible assets, net	9,491	11,273
Goodwill	11,177	11,167
Other assets	1,315	1,457
Total assets	$87,625	$101,252

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,449	$2,451
Accrued expenses and other current liabilities	11,547	15,017
Deferred revenue	1,624	2,180
Total current liabilities	15,620	19,648
Deferred tax liability	51	108
Other liabilities	1,593	1,746
Total liabilities	17,264	21,502
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 21,786 issued and 20,131 shares outstanding at March 31, 2017 and 21,407 issued and 19,763 shares outstanding at December 31, 2016	2	2
Additional paid-in capital	513,819	513,139
Treasury stock at cost, 1,655 at March 31, 2017 and 1,644 at December 31, 2016	(35,706)	(35,641)
Accumulated other comprehensive loss	(98)	(112)
Accumulated deficit	(407,656)	(397,638)
Total stockholders’ equity	70,361	79,750
Total liabilities and stockholders’ equity	$87,625	$101,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2017	2016
Revenue:
Product revenue	$14,584	$12,464
Service revenue	12,654	14,505
Total revenue	27,238	26,969
Operating expenses:
Product costs	10,534	8,507
Service costs (exclusive of amortization of intangible assets shown separately below)	5,790	8,039
Sales and marketing	6,724	6,127
Product development	4,750	5,614
General and administrative	7,653	8,530
Amortization of intangible assets	1,837	3,032
Total operating expenses	37,288	39,849
Loss from operations	(10,050)	(12,880)
Interest income	43	2
Interest expense	(2)	—
Other income (expense), net	3	980
Loss before income taxes	(10,006)	(11,898)
Income tax expense	(12)	(11)
Net loss	$(10,018)	$(11,909)

Net loss per share - basic and diluted	$(0.50)	$(0.59)
Weighted average number of shares - basic and diluted	19,942	20,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Net loss	$(10,018)	$(11,909)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	14	1
Comprehensive loss	$(10,004)	$(11,908)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2016	19,763	$2	$513,139	$(35,641)	$(112)	$(397,638)	$79,750
Issuance of stock under employee stock awards and other	378	—	291	—	—	—	291
Repurchases of common stock to be held in treasury	(10)	—	—	(65)	—	—	(65)
Tax withholdings related to vesting of share-based payments	—	—	(1,774)	—	—	—	(1,774)
Stock-based compensation expense	—	—	2,163	—	—	—	2,163
Foreign currency translation adjustment	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	(10,018)	(10,018)
Balance at March 31, 2017	20,131	$2	$513,819	$(35,706)	$(98)	$(407,656)	$70,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(10,018)	$(11,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,267	5,731
Deferred income taxes	(57)	—
Stock-based compensation	2,078	1,919
Gain on disposal of businesses and online properties	—	(973)
Other	1	(31)
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	134	1,872
Prepaid expenses and other current assets	903	462
Other long-term assets	1	(12)
Accounts payable	40	(53)
Accrued expenses and other liabilities	(3,493)	(3,675)
Deferred revenue	(555)	(231)
Net cash used in operating activities	(7,699)	(6,900)
Cash flows from investing activities
Purchases of property and equipment	(1,058)	(1,480)
Purchases of intangible assets	(46)	(4)
Cash received from disposal of businesses and online properties, net of cash disposed	385	650
Restricted deposits	742	136
Other	1	31
Net cash provided by (used in) investing activities	24	(667)
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	309	1
Repurchases of common stock	(65)	—
Taxes paid on net share settlements of restricted stock units	(1,791)	(492)
Cash paid for acquisition holdback	(119)	—
Other	(16)	—
Net cash used in financing activities	(1,682)	(491)
Effect of foreign currency on cash and cash equivalents	(3)	1
Change in cash and cash equivalents	(9,360)	(8,057)
Cash and cash equivalents, beginning of period	50,864	38,570
Cash and cash equivalents, end of period	$41,504	$30,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

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

Marketplaces

Through our Marketplaces service offering, we operate leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer products in the home décor, accessories, and apparel categories. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. Our Marketplaces service offering also includes The Other Art Fair, a leading London-based art fair for discovering emerging artists that complements our Saatchi Art marketplace.

Media

Our Media service offering includes our leading owned and operated media properties that publish content, including videos, articles, and designed visual formats on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific editorial categories or interests that we either own and operate or host and operate for our partners. During the third quarter of 2016, we began launching several category-specific properties leveraging topics and certain content from eHow and our content library. As we continue this process of migrating categories of content onto new media properties, eHow.com will narrow its focus on informative and entertaining projects for do-it-yourself enthusiasts. Our Media service offering also includes our content publishing studio, through which we create content for third-party publishers and brands.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016, the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2017 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of March 31, 2017, our results of operations for the three months ended March 31, 2017 and 2016, and our cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2016 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, for interim financial information and with the instructions from the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of our assets and liabilities.

Revenue Recognition

Product Revenue

During the three months ended March 31, 2017, we revised the shipping terms for Society6 to reflect the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. We recognize product revenue from sales of Society6 products when the title and risk of loss transfers to the customer, net of sales allowances and estimated returns based on historical experience. The impact as a result of this change was an increase in product revenue of approximately $1.1 million for the three months ended March 31, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The guidance is effective for the Company commencing in the first quarter of fiscal year 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is continuing to evaluate the impact of adopting the new revenue standard on the consolidated financial statements and cannot reasonably estimate the expected financial statement impact at this time. The Company has performed a preliminary assessment by revenue type and is expected to utilize various practical expedients allowed under the guidance, such as the application of the guidance only to contracts that are not completed as of the date of the initial application and certain other practical expedients applicable to contracts with a duration of one year or less. The Company is currently in the process of performing additional detailed contract analysis by revenue stream and expects to adopt this standard in the first quarter of fiscal year 2018 using the modified retrospective method with the cumulative effect recognized as of the date of adoption. Upon adoption of the guidance, the Company expects to expand disclosures regarding its contracts and revenue types.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal year 2017. The Company elected to continue the estimation of forfeitures for its equity instruments. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Due to the Company’s net operating loss carryforwards and full valuation allowance, the adoption of the guidance did not have an impact to the Company’s retained earnings upon adoption. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements as these cash flows have historically been presented as a financing activity. The guidance did not have a material impact to the Company’s consolidated financial statements.

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

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computers and other related equipment	$8,738	$8,656
Purchased and internally developed software	28,174	27,601
Furniture and fixtures	1,490	1,472
Leasehold improvements	6,742	6,694
	45,144	44,423
Less accumulated depreciation	(33,969)	(32,920)
Property and equipment, net	$11,175	$11,503

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively, is shown by classification below (in thousands):

	Three months ended March 31,
	2017	2016
Service costs	$743	$1,464
Sales and marketing	9	13
Product development	23	41
General and administrative	655	1,181
Total depreciation	$1,430	$2,699

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2017
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,453	$(1,332)	$121
Artist relationships	11,919	(10,400)	1,519
Media content	91,587	(88,788)	2,799
Technology	5,654	(3,896)	1,758
Non-compete agreements	25	(14)	11
Trade names	7,546	(4,263)	3,283
	$118,184	$(108,693)	$9,491

	December 31, 2016
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,453	$(1,252)	$201
Artist relationships	11,916	(10,337)	1,579
Media content	91,616	(87,604)	4,012
Technology	5,654	(3,649)	2,005
Non-compete agreements	25	(11)	14
Trade names	7,539	(4,077)	3,462
	$118,203	$(106,930)	$11,273

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended March 31,
	2017	2016
Service costs	$1,303	$1,700
Sales and marketing	143	949
Product development	247	247
General and administrative	144	136
Total amortization	$1,837	$3,032

Service costs include accelerated amortization charges of $0.5 million and less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively, as a result of removing certain assets from service.

5. Other Assets

As of March 31, 2017, prepaid expenses and other current assets include $3.9 million in cash from the sale of our Cracked business that was placed into escrow to secure certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. As of March 31, 2017 and 2016, we had cash collateralizing a standby letter of credit associated with the lease of our headquarters office of approximately $0.8 million and $1.0 million, respectively, included in long-term assets.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll and related items	$3,101	$4,239
Artist payables	3,096	3,982
Accrued product costs	1,087	1,566
Accrued marketing	1,099	1,456
Other	3,164	3,774
Accrued expenses and other current liabilities	$11,547	$15,017

7. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases, and as of March 31, 2017, these leases have non-cancelable periods ending between February 2018 and February 2020.

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

8. Income Taxes

Income tax expense for each of the three month periods ended March 31, 2017 and 2016 was less than $0.1 million.

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

The Company adopted the new accounting guidance that simplifies several aspects of the accounting for share-based payments as of January 1, 2017. The new standard requires income tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Upon adoption, the Company recorded approximately $7.3 million of net deferred tax assets related to net operating losses, along with a corresponding valuation allowance as of January 1, 2017, such that there is no net impact to our deferred tax assets or income tax expense. The adoption of the new standard did not have an impact on the consolidated financial statements.

We are subject to the accounting guidance for uncertain income tax positions. We believe it is more likely than not that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments which could result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three months ended March 31, 2017 or 2016, and we do not expect our uncertain tax position to change materially during the next twelve months.

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

9. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Service costs	$155	$262
Sales and marketing	201	208
Product development	396	399
General and administrative	1,326	1,050
Total stock-based compensation	$2,078	$1,919

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2016	2,856
Options granted	—
Options exercised	(52)
Options forfeited or cancelled	(50)
Outstanding at March 31, 2017	2,754

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2016	1,941
Granted	1,260
Vested	(560)
Forfeited	(47)
Unvested at March 31, 2017	2,594

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP currently provides for a 12-month offering period which is comprised of two consecutive six-month purchase periods, one from May to November and the other from November to May. A maximum of 500 shares of common stock may be purchased by each participant during each six-month purchase period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 12-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 32% and 48% for each of the two purchase periods in the current offering period. The expense recognized in relation to the ESPP was not material for each of the three month periods ended March 31, 2017 and 2016. Approximately 1.7 million shares of common stock remained authorized for issuance under the ESPP at March 31, 2017.

10. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. During the year ended December 31, 2016, we re-initiated purchases of our common stock under the stock repurchase plan and repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of approximately $4.9 million. Repurchases of approximately 10,000 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. We have not initiated any repurchases of our common stock during the three months ended March 31, 2017 and are not currently making repurchases. As of March 31, 2017, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of March 31, 2017, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

11. Dispositions

Dispositions

During the three months ended March 31, 2016, we sold one of our non-core online properties for total consideration of $1.0 million, resulting in a gain of $1.0 million, recorded in other income, net.

12. Business Segments

We operate in one operating segment. Our chief operating decision maker (the “CODM”) manages our operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for the Marketplaces and Media service offerings. All other financial information is reviewed by the CODM on a consolidated basis. All of our principal operations and assets are located in the United States.

Revenue derived from our Marketplaces and Media service offerings is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Marketplaces	$15,876	$13,462
Media	11,362	13,507
Total revenue	$27,238	$26,969

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Domestic	$21,833	$21,980
International	5,405	4,989
Total revenue	$27,238	$26,969

13. Fair Value

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

As of March 31, 2017, we did not have any Level 1 financial assets measured at fair value. As of March 31, 2016, Level 1 financial assets measured at fair value was $5.0 million, consisting of money market funds, which are included in cash and cash equivalents in our consolidated balance sheet.

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Net loss	$(10,018)	$(11,909)
Weighted average common shares outstanding—basic and diluted	19,942	20,213
Net loss per share - basic and diluted	(0.50)	(0.59)

For the three months ended March 31, 2017 and 2016, we excluded 3.2 million and 4.6 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

15. Subsequent Events

On May 1, 2017, we completed the acquisition of certain assets and the assumption of certain liabilities of Deny Designs, an original home décor brand and manufacturer based in Denver, Colorado, for total consideration of $12.0 million. The purchase price consists of cash of approximately $6.7 million paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million issued in a private placement, and deferred consideration of $3.6 million, payable annually in three equal installments on the first through third anniversary date of the closing, subject to reduction in certain circumstances. A portion of the deferred consideration will secure post-closing indemnification obligations of the seller and/or post-closing adjustments to the purchase price. Deny Designs is an artist-driven print-on-demand home décor focused marketplace with in-house manufacturing capacity and both wholesale and direct-to-consumer channels. The business will operate as a part of our Marketplaces service offering, complementing our Society6 business. We are currently in the process of allocating the purchase price to the individual assets and liabilities acquired.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2016 Annual Report, which was filed with the SEC on February 23, 2017, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2016 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Marketplaces

Through our Marketplaces service offering, we operate leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer products in the home décor, accessories, and apparel categories. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. Our Marketplaces service offering also includes The Other Art Fair, a leading London-based art fair for discovering emerging artists that complements our Saatchi Art marketplace.

Our Marketplaces service offering primarily generates revenue from the sale of products and services through our art and design marketplaces. On Society6, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art sold through the platform. We also generate Marketplaces service revenue from various sources relating to The Other Art Fair, including commissions from the sale of original art, fees paid by artists for leased space at the fairs and sponsorship opportunities at the fairs. Our Marketplaces service offering is principally dependent on the number of transactions and average revenue per transaction generated by products and services sold through our online marketplaces. We believe there are opportunities to increase the number of transactions and the average revenue per transaction by attracting new visitors to our online marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, continuing to introduce new products, international expansion and offering product bundling and other promotions.

Media

Our Media service offering includes our leading owned and operated media properties that publish content, including videos, articles, and designed visual formats on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific editorial categories or interests that we either own and operate or host and operate for our partners. During the third quarter of 2016, we began launching several category-specific properties leveraging topics and certain content from eHow and our content library. As we continue this process of migrating categories of content onto new media properties, eHow.com will narrow its focus on informative and entertaining projects for do-it-yourself enthusiasts. Our Media service offering also includes our content publishing studio, through which we create content for third-party publishers and brands.

Our Media service offering generates the majority of its revenue from the sale of advertising on our media properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates. In the past, we have experienced significant declines to the total number of visits to our properties, particularly eHow, due to algorithmic changes implemented by Google, Bing, and Yahoo! and our ongoing strategy to remove low quality and duplicative content from our properties.  We have also experienced lower ad monetization due to industry declines in cost-per-click ad rates and our decision to reduce the number of advertisements per page on certain articles. Visits across our media properties also continue to shift from desktop to mobile, with ad unit rates for mobile generally lower than desktop, and our content is increasingly consumed on social media platforms that do not monetize as well as desktop visits. In addition, ad unit rates on the new category-specific editorial properties using eHow content are currently lower than the rates on eHow.com because ad inventory on less established sites is typically monetized at lower blended rates, in part because the smaller initial audience size and less-established brand makes it difficult to secure direct branded ad sales for these properties. Future changes to search engine algorithms that negatively impact the volume of referral traffic, declines in our ad unit rates, increased consumption of our content on mobile devices and social media platforms, or increased availability of ad blocking software, particularly on mobile devices, could result in a material adverse effect to our business and results of operations.

However, we believe that there are opportunities to increase the number of visits to our media properties from direct visits, social media platforms and search engine referrals by building high-quality products that provide a better user experience and lead to increased engagement across distribution channels. For example, Livestrong.com has seen sustained growth in traffic over the last two years after experiencing a decline in visits following algorithm changes in 2013. We have also seen increases in traffic when we moved certain category-specific content from eHow.com and other content from our content library to new vertically focused media properties, including Cuteness.com, Techwalla.com, LEAF.tv and Sapling.com, and we will continue to consider migrating content to additional category-specific properties to most effectively leverage our content library. In order to improve the quality of our products, we continually redesign and update our websites; refined our content library; rationalized ad unit density; and developed a greater variety of content formats, particularly video content and formats better suited for mobile devices and consumption on other platforms. We are also working with a network of contributors and influencers to create more authoritative and engaging content and we are focused on building strong followings on various social media platforms such as Facebook and Pinterest, where we also publish our content. Although these changes resulted in certain increased operating expenses and lower revenue initially, we believe that by providing consumers with an improved user and content experience, we will be able to continue to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe that there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored content in order to increase the overall ad unit rates we receive from our advertising partners.

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

Revenue

For the three months ended March 31, 2017 and 2016, we reported revenue of $27.2 million and $27.0 million, respectively. For the three months ended March 31, 2017 and 2016, Marketplaces revenue accounted for 58% and 50% of our total revenue, respectively, and Media revenue accounted for 42% and 50% of our total revenue, respectively.

The revenue generated by our Marketplaces service offering has higher costs associated with it as compared to our Media service offering due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. During the three months ended March 31, 2017, a higher percentage of our total revenue was generated by our Marketplaces service offering as compared to the prior year. If our revenue sources continue to shift from our Media service offering to our Marketplaces service offering, our total costs relative to our revenue will be negatively impacted.

Sale of Cracked Business

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc. for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. Any remaining portion of the escrow amount that is not subject to then-pending claims will be paid to us in July 2017, on the 15-month anniversary of the closing date of the sale. Revenue for the Cracked business for the three months ended March 31, 2016 was $1.6 million. The Cracked business had a pre-tax loss of $0.9 million for the three months ended March 31, 2016, excluding allocations for corporate costs.

Content Studio Realignment

In June 2016, we took certain actions to streamline our content publishing studio business and better integrate the business into our broader Media service offering. As part of this realignment, we reduced the staffing within this business by 35 fulltime employees and the remaining employees were integrated into our other Media businesses.

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
•

Average revenue per transaction: We calculate average revenue per transaction by dividing Marketplaces revenue for a period by the number of transactions initiated in that period (not including revenue or transactions generated by The Other Art Fair).

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
•

Video Views: We define video views as the total number of views of all of our media videos on Facebook and YouTube, or on Leaf Group sites or third-party sites via YouTube or any other embedded video player, during the applicable period. We include in this metric (i) views of videos published by any of our media properties, including Livestrong.com, eHow, category-specific sites and international sites; and (ii) videos viewed on multiple YouTube channels affiliated with certain of our properties.

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

The following table sets forth our key business metrics for the periods presented:

	March 31,
	2017	2016	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	267,768	227,202	18%
Average Revenue per Transaction	$59.28	$59.25	—%
Media Metrics(2)(3):
Visits (in thousands)	695,543	785,979	(12)%
Revenue per Visit	$16.34	$17.18	(5)%
Video Views (in thousands)	205,650	156,521	31%
Social Metrics (in thousands):
Social Media Followers - Marketplaces	2,222	N/A (4)	N/A (4)
Social Media Followers - Media	13,160	N/A (4)	N/A (4)
(1)	Marketplaces Metrics do not include revenue or transactions related to The Other Art Fair business acquired in July 2016.
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
(4)

We did not track Social Media Followers across all platforms prior to the third quarter of 2016. As of March 31, 2016, our Marketplaces properties had 0.8 million total Social Media Followers on Facebook and YouTube and our Media properties had 10.9 million total Social Media Followers on Facebook and YouTube.

Basis of Presentation

Revenue

Our revenue is primarily derived from products and services sold through our art and design marketplaces and from sales of advertising.

Product Revenue

We recognize product revenue from sales of Society6 products when the title and risk of loss transfers to the customer, net of sales allowances and estimated returns based on historical experience. During the three months ended March 31, 2017, we revised the terms of sales for Society6 to reflect to the transfer of risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. The impact to the revenue recognized as a result of this change was an increase in product revenue of approximately $1.1 million for the three months ended March 31, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period.

We recognize product revenue from the sale of prints through Saatchi Art when the prints are delivered and the return period has expired. Payments received in advance of delivery and, with respect to the Saatchi Art prints, prior to completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets.

Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. We periodically provide incentive offers to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Service Revenue

Marketplaces

We generate Marketplaces service revenue primarily from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to The Other Art Fair, including commissions from the sale of original art, fees paid by artists for leased space at the fairs and sponsorship opportunities at the fairs. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. We also recognize this service revenue net of any sales allowances. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

We also generate Media service revenue from the sale or license of media content, including the creation and distribution of content for third-party brands and publishers through our content studio. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and our partner acts as the primary obligor, we recognize revenue on a net basis.

Product Costs

Product costs consist of outsourced product manufacturing costs, artist royalties, personnel costs and credit card and other transaction processing fees. In the near term, we expect our product costs to remain relatively flat as a percentage of product revenue.

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our partners pursuant to revenue-sharing arrangements where we are the primary obligor. In addition, service costs include expenses incurred in connection with art fairs hosted by The Other Art Fair, such as venue-related costs and fair personnel costs. In the near term, we expect service costs to remain flat as a percentage of service revenue.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue, as applicable. Associated costs are recorded in service costs or product costs.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to drive growth in our product and service offerings. We currently anticipate that our sales and marketing expenses will remain relatively flat as a percentage of revenue.

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

Amortization of Intangible Assets

We capitalize certain costs (i) allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and (ii) incurred to develop media content that is determined to have a probable economic benefit. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. In the event of content remediation or removal in future periods, additional accelerated amortization expense may be incurred in the periods such actions occur. We expect amortization expense related to business combinations to decrease in the near term due to fewer acquisitions as compared to prior years. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

Stock-based Compensation

Included in operating expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, directors, and expenses relating to our Employee Stock Purchase Plan. We record the fair value of these equity-based awards and expenses at their cost ratably over related vesting periods.

Interest Income (Expense), Net

Interest income consists primarily of interest earned on cash balances and money market deposits, which are included in cash and cash equivalents.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the estimates and assumptions associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, the recoverability of our long-lived assets including our media content, income taxes, stock-based compensation and discontinued operations have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2016 Annual Report. Except as set forth below, there have been no material changes to our critical accounting policies and estimates since the date of our 2016 Annual Report.

Revenue Recognition

We recognize product revenue from sales of Society6 products when the risk of loss and title transfer to the consumers, net of sales allowances and estimated returns based on historical experience. During the three months ended March 31, 2017, we revised the terms of sales for Society6 to reflect to the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2017	2016
Revenue:
Product revenue	$14,584	$12,464
Service revenue	12,654	14,505
Total revenue	27,238	26,969
Operating expenses:
Product costs	10,534	8,507
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	5,790	8,039
Sales and marketing(1)(2)	6,724	6,127
Product development(1)(2)	4,750	5,614
General and administrative(1)(2)	7,653	8,530
Amortization of intangible assets	1,837	3,032
Total operating expenses	37,288	39,849
Loss from operations	(10,050)	(12,880)
Interest income	43	2
Interest expense	(2)	—
Other income (expense), net	3	980
Loss before income taxes	(10,006)	(11,898)
Income tax expense	(12)	(11)
Net loss	$(10,018)	$(11,909)

(1) Depreciation expense included in the above line items:
Service costs	$743	$1,464
Sales and marketing	9	13
Product development	23	41
General and administrative	655	1,181
Total depreciation	$1,430	$2,699

(2) Stock-based compensation included in the above line items:
Service costs	$155	$262
Sales and marketing	201	208
Product development	396	399
General and administrative	1,326	1,050
Total stock-based compensation	$2,078	$1,919

As a percentage of revenue:

	Three months ended March 31,
	2017	2016
Revenue:
Product revenue	53.5%	46.2%
Service revenue	46.5%	53.8%
Total revenue	100.0%	100.0%
Operating expenses:
Product costs	38.7%	31.6%
Service costs (exclusive of amortization of intangible assets shown separately below)	21.3%	29.8%
Sales and marketing	24.7%	22.8%
Product development	17.4%	20.8%
General and administrative	28.1%	31.6%
Amortization of intangible assets	6.7%	11.2%
Total operating expenses	136.9%	147.8%
Loss from operations	(36.9)%	(47.8)%
Interest income	0.2%	—%
Interest expense	—%	—%
Other income (expense), net	—%	3.7%
Loss before income taxes	(36.7)%	(44.1)%
Income tax expense	—%	—%
Net loss	(36.7)%	(44.1)%

Revenue

Revenue by service offering was as follows (in thousands):

	March 31,
	2017	2016	% Change
Marketplaces	$15,876	$13,462	18%
Media	11,362	13,507	(16)%
Total revenue	$27,238	$26,969	1%

Marketplaces Revenue

Marketplaces revenue increased by $2.4 million, a 18% increase, to $15.9 million for the three months ended March 31, 2017, as compared to $13.5 million for the same period in 2016. The number of transactions increased 18% to 267,768 in the three months ended March 31, 2017, from 227,202 in the same period in 2016, primarily due to increased traffic, higher conversion rates and new product introductions. For the three months ended March 31, 2017, Marketplaces average revenue per transaction was $59.28, which excludes revenue generated through transactions consummated by The Other Art Fair, remaining relatively flat as compared to $59.25 in the prior year period. During the three months ended March 31, 2017, we revised the terms of sales for Society6 to reflect the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. As a result of this change, we recognized approximately $1.1 million in product revenue for the three months ended March 31, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period.

Media Revenue

Media revenue decreased by $2.1 million, a 16% decline, to $11.4 million for the three months ended March 31, 2017, as compared to $13.5 million for the same period in 2016. Visits decreased by 12% to 696 million visits in the three months ended March 31, 2017 from 786 million visits in the same period in 2016 primarily as a result of the divestitures of certain online properties, including Cracked in April 2016, and declines in desktop visits, particularly on eHow, in part due to management’s decision to remove certain content. RPV decreased by 5%, to $16.34 in the three months ended March 31, 2017 from $17.18 in the same period in 2016, primarily due to lower advertising monetization yields and a continued mix shift to higher mobile traffic with lower RPV than desktop visits.

Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	March 31,
	2017	2016	% Change
Product costs	$10,534	$8,507	24%
Service costs (exclusive of amortization of intangible assets)	5,790	8,039	(28)%
Sales and marketing	6,724	6,127	10%
Product development	4,750	5,614	(15)%
General and administrative	7,653	8,530	(10)%
Amortization of intangible assets	1,837	3,032	(39)%

Product Costs

Product costs for the three months ended March 31, 2017 increased by $2.0 million, or 24%, to $10.5 million as compared to $8.5 million for the same period in 2016. The increase was primarily due to increased costs related to the higher volume of products sold on Society6.

Service Costs

Service costs for the three months ended March 31, 2017 decreased by $2.2 million, or 28%, to $5.8 million, as compared to $8.0 million for the same period in 2016. The decrease was primarily due to decreases of $0.7 million in content renovation expense, $0.7 million in depreciation expense, $0.6 million in personnel and related costs primarily driven by headcount reductions and the sale of our Cracked business, and $0.2 million in ad serving costs.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2017 increased by $0.6 million, or 10%, to $6.7 million, as compared to $6.1 million for the same period in 2016. The increase was primarily due to an increase of $1.6 million in marketing activities primarily relating to Livestrong and Society6, partially offset by a decrease of $1.0 million in personnel and related costs primarily driven by headcount reductions from the realignment of our content studio.

Product Development

Product development expenses for the three months ended March 31, 2017 decreased by $0.9 million, or 15%, to $4.8 million, as compared to $5.6 million in the same period in 2016, primarily due to decreases of $0.7 million in personnel and related costs primarily driven by headcount reductions from the realignment of our content studio, and $0.2 million in consulting fees.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 decreased by $0.9 million, or 10%, to $7.7 million, as compared to $8.5 million in the same period in 2016. The decrease was primarily due to decreases of $0.5 million in depreciation expense and $0.3 million in facilities and related costs.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2017 decreased by $1.2 million, or 39%, to $1.8 million, as compared to $3.0 million in the same period in 2016. The change was primarily due to a decrease in amortization expense from intangible assets completing their useful life, partially offset by additional amortization expense from the removal of certain content units in the first quarter of 2017.

Interest Income (Expense), Net

Interest income was less than $0.1 million for the three months ended March 31, 2017, primarily related to interest paid to us on our money market deposits which are included in cash and cash equivalents.

Other Income (Expense), Net

Other expense, net for the three months ended March 31, 2017 was less than $0.1 million as compared to other income, net of $1.0 million for the three months ended March 31, 2016, which related to gains recorded for the dispositions of certain non-core online properties during the 2016 period.

Income Tax Benefit (Expense)

Income tax benefit (expense) was less than $0.1 million for the three months ended March 31, 2017 and 2016. Income tax expense for the three months ended March 31, 2017 and 2016 primarily related to minimal state and foreign income tax expenses.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income (loss) in that it excludes interest expense (income), income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, and acquisition, disposition and realignment costs.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
Net loss	$(10,018)	$(11,909)
Add (deduct):
Income tax (benefit) expense	12	11
Interest (income) expense, net	(41)	(2)
Other expense (income), net(1)	(3)	(980)
Depreciation and amortization(2)	3,267	5,731
Stock-based compensation(3)	2,078	1,919
Acquisition, disposition and realignment costs(4)	280	175
Adjusted EBITDA	$(4,425)	$(5,055)

(1)	Primarily consists of income from the disposition of certain businesses and online properties.
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

Liquidity and Capital Resources

As of March 31, 2017, we had $41.5 million of cash and cash equivalents. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of deferred cash consideration payable annually in three equal installments on the first through third anniversaries of the closing, subject to reduction in certain circumstances.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the disposition of businesses and certain non-core media properties. Historically, we have principally financed our operations from the issuance of stock, net cash provided by our operating activities and borrowings under our previous credit facilities. We do not currently have an available line of credit. We believe that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a new credit facility, selling certain assets or issuing equity, equity-related or debt securities. We currently have a shelf registration statement on file with the SEC that is effective until March 28, 2020, which we may use to offer and sell equity securities with an aggregate offering price not to exceed $100.0 million.

Since our inception, we have used significant amounts of cash to make strategic acquisitions to grow our business, including the acquisitions of Deny Designs in May 2017, The Other Art Fair in July 2016, Saatchi Art in August 2014 and Society6 in June 2013. We have also generated cash by disposing of certain businesses. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash. We received cash proceeds of $35.1 million on the closing date and the remaining $3.9 million was placed into escrow to cover certain of our post-closing indemnification obligations for a period of 15 months. Any remaining portion of the escrow amount that is not subject to then-pending claims will be released to us in July 2017. During 2016, we also received approximately $1.7 million of cash from the sales of two of our non-core media properties, with an additional $0.4 million received in the first quarter of 2017. In addition to the dispositions discussed, we sold (i) our Pluck social media business in February 2015 for $3.8 million in cash after working capital adjustments; (ii) certain non-core media properties during the year ended December 31, 2015 for a total of $1.2 million; and (iii) our Creativebug and CoveritLive businesses in July 2014 for approximately $10.0 million and $10.1 million, respectively. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. In June 2016, we disclosed that the Company’s board of directors and management was considering re-initiating repurchases of up to $5.0 million of our common stock through the end of 2016, and these repurchases were initiated from July 2016 through December 2016. During the year ended December 31, 2016, we repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of $4.9 million. Repurchases of approximately 10,000 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. We have not initiated any repurchases of our common stock during the three months ended March 31, 2017 and are not currently making repurchases. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of March 31, 2017, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(7,699)	$(6,900)
Net cash provided by (used in) investing activities	$24	$(667)
Net cash used in financing activities	$(1,682)	$(491)

Cash Flows from Operating Activities

Three months ended March 31, 2017 and March 31, 2016

Net cash used in our operating activities during the three months ended March 31, 2017 was $7.7 million as a result of our net loss during the period of $10.0 million, non-cash charges of $5.3 million related to depreciation, amortization and stock-based compensation, and net decrease in our working capital of $3.0 million.

Net cash used in our operating activities during the three months ended March 31, 2016 was $6.9 million as a result of our net loss during the period of $11.9 million, non-cash charges of $7.6 million related to depreciation, amortization and stock-based compensation, partially offset by gain on disposal of businesses and online properties of $1.0 million, and a decrease in our working capital of $1.6 million.

Cash Flows from Investing Activities

Three months ended March 31, 2017 and March 31, 2016

Net cash provided by investing activities was less than $0.1 million during the three months ended March 31, 2017. Cash provided by investing activities for the three months ended March 31, 2017 included cash inflows of $0.7 million from restricted deposits, primarily related to the release of the escrow held for the Saatchi acquisition, and $0.4 million received from sale of one of our non-core online media properties in 2016, partially offset by investments in property and equipment of $1.1 million.

 Net cash used in investing activities was $0.7 million during the three months ended March 31, 2016. Cash used in investing activities for the three months ended March 31, 2016 included investments in property and equipment of $1.5 million, partially offset by cash inflows of $0.7 million from the sale of one of our non-core online media properties and $0.1 million from restricted deposits.

Cash Flows from Financing Activities

Three months ended March 31, 2017 and March 31, 2016

Net cash used in financing activities was $1.7 million during the three months ended March 31, 2017. Cash used in financing activities for the three months ended March 31, 2017 primarily consists of $1.8 million related to taxes paid on vesting of restricted stock units and $0.1 million of cash paid for acquisition holdback, partially offset by $0.3 million in proceeds from exercises of stock options and purchases under ESPP.

Net cash used in financing activities was $0.5 million during the three months ended March 31, 2016. Cash used in financing activities for the three months ended March 31, 2016 was primarily comprised of $0.5 million of costs related to net taxes paid on employee stock options exercises and restricted stock units vesting.

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any off balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2017 and 2016, we used $1.1 million and $1.5 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $2 million and $4 million during the remainder of the year ending December 31, 2017.

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

Concentrations of Credit Risk

As of March 31, 2017, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and five foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	March 31, 2017	December 31, 2016
Google Inc.	44%	35%

Item 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.     RISK FACTORS

There are certain risks and uncertainties in our business that could materially affect our business, financial condition and/or future results and cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our 2016 Annual Report, which is available at www.sec.gov and at ir.leafgroup.com.  We are providing below, in supplemental form, the material changes to our risk factors that occurred during the past quarter. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. The risk factors described in the 2016 Annual Report and the risk factor below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. There have been no material changes to the risk factors set forth in the 2016 Annual Report.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

The following table summarizes the stock repurchase activity for the three months ended March 31, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program.

In June 2016, we disclosed that our board of directors and management was considering re-initiating repurchases of up to $5.0 million of our common stock under our stock repurchase plan through the end of 2016, and those repurchases were initiated from July 2016 through December 2016. Repurchases of 9,884 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. We have not initiated any repurchases of our common stock during the three months ended March 31, 2017 and are not currently making repurchases. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan and may elect to repurchase additional shares in the future, which may exceed the previously announced $5.0 million of common stock in 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 - January 31, 2017	9,884	$6.49	9,884	$14,325,000
February 1, 2017 - February 28, 2017	—	—	—	14,325,000
March 1, 2017 - March 31, 2017	—	—	—	14,325,000
Total	9,884	$6.49	9,884	$14,325,000
(1)

As disclosed in our current report on Form 8-K filed on August 22, 2011, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25.0 million of our outstanding common stock, effective as of August 19, 2011. Our Board of Directors subsequently approved a $25.0 million increase to this stock repurchase program, for an aggregate authorized repurchase amount of $50.0 million, as disclosed in a current report on Form 8-K filed on February 16, 2012. In total, we have used approximately $35.7 million to repurchase shares of our common stock under the stock repurchase program. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

LEAF GROUP LTD.

By:	/s/ Sean Moriarty
Name:	Sean Moriarty
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rachel Glaser
Name:	Rachel Glaser
Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2017

Exhibit Index

Exhibit No		Description of Exhibit

2.1

Asset Purchase Agreement, dated April 8, 2016, by and among the Company, Scripps Media, Inc., a Delaware corporation, and, solely with respect to Section 10.15, The E.W. Scripps Company, an Ohio corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016)

2.2

Asset Purchase Agreement, dated May 1, 2017, by and among the Company, Deny Designs, a Colorado corporation, and Dustin Nyhus (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2017)

31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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