Form 10-Q
period 2017-06-30
LEAF GROUP LTD.
filed 2017-08-03
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 26, 2017, there were 20,694,150 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$30,470	$50,864
Accounts receivable, net	7,000	6,849
Prepaid expenses and other current assets	6,214	8,139
Total current assets	43,684	65,852
Property and equipment, net	11,447	11,503
Intangible assets, net	13,048	11,273
Goodwill	16,995	11,167
Other assets	1,361	1,457
Total assets	$86,535	$101,252

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,919	$2,451
Accrued expenses and other current liabilities	13,245	15,017
Deferred revenue	1,757	2,180
Total current liabilities	16,921	19,648
Deferred tax liability	117	108
Other liabilities	3,473	1,746
Total liabilities	20,511	21,502
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 22,326 issued and 20,671 shares outstanding at June 30, 2017 and 21,407 issued and 19,763 shares outstanding at December 31, 2016	2	2
Additional paid-in capital	518,402	513,139
Treasury stock at cost, 1,655 at June 30, 2017 and 1,644 at December 31, 2016	(35,706)	(35,641)
Accumulated other comprehensive loss	(53)	(112)
Accumulated deficit	(416,621)	(397,638)
Total stockholders’ equity	66,024	79,750
Total liabilities and stockholders’ equity	$86,535	$101,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$15,349	$12,005	$29,933	$24,469
Service revenue	13,216	12,430	25,870	26,935
Total revenue	28,565	24,435	55,803	51,404
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	11,538	8,290	22,072	16,797
Service costs (exclusive of amortization of intangible assets shown separately below)	5,098	6,478	10,888	14,517
Sales and marketing	7,196	7,452	13,920	13,579
Product development	5,029	5,348	9,779	10,962
General and administrative	7,225	7,422	14,878	15,952
Amortization of intangible assets	1,396	3,114	3,233	6,146
Total operating expenses	37,482	38,104	74,770	77,953
Loss from operations	(8,917)	(13,669)	(18,967)	(26,549)
Interest income	39	23	82	25
Interest expense	(1)	—	(3)	—
Other (expense) income, net	(6)	38,182	(3)	39,162
(Loss) income before income taxes	(8,885)	24,536	(18,891)	12,638
Income tax expense	(80)	(69)	(92)	(80)
Net (loss) income	$(8,965)	$24,467	$(18,983)	$12,558

Net (loss) income per share
Basic	$(0.44)	$1.20	$(0.94)	$0.62
Diluted	$(0.44)	$1.18	$(0.94)	$0.61

Weighted average number of shares
Basic	20,392	20,389	20,169	20,301
Diluted	20,392	20,679	20,169	20,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(8,965)	$24,467	$(18,983)	$12,558
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	45	(3)	59	(2)
Comprehensive (loss) income	$(8,920)	$24,464	$(18,924)	$12,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	Stock	(loss)	deficit	equity
Balance at December 31, 2016	19,763	$2	$513,139	$(35,641)	$(112)	$(397,638)	$79,750
Issuance of stock under employee stock awards and other	703	—	1,592	—	—	—	1,592
Repurchases of common stock to be held in treasury	(10)	—	—	(65)	—	—	(65)
Issuance of common stock for acquisition	215	—	1,603	—	—	—	1,603
Tax withholdings related to vesting of share-based payments	—	—	(2,350)	—	—	—	(2,350)
Stock-based compensation expense	—	—	4,418	—	—	—	4,418
Foreign currency translation adjustment	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	(18,983)	(18,983)
Balance at June 30, 2017	20,671	$2	$518,402	$(35,706)	$(53)	$(416,621)	$66,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(18,983)	$12,558
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,066	10,588
Deferred income taxes	9	—
Stock-based compensation	4,244	4,438
Gain on disposal of businesses and online properties	—	(39,149)
Other	(48)	102
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	415	3,118
Prepaid expenses and other current assets	1,215	629
Other long-term assets	(32)	(17)
Accounts payable	(1,200)	(20)
Accrued expenses and other liabilities	(3,019)	(2,379)
Deferred revenue	(450)	(153)
Net cash used in operating activities	(11,783)	(10,285)
Cash flows from investing activities
Purchases of property and equipment	(2,238)	(2,539)
Purchases of intangible assets	(121)	(4)
Cash received from disposal of businesses and online properties, net of cash disposed	385	35,906
Cash paid for acquisitions, net of cash acquired	(6,304)	—
Restricted deposits	742	136
Other	3	48
Net cash (used in) provided by investing activities	(7,533)	33,547
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	1,525	91
Repurchases of common stock	(65)	—
Taxes paid on net share settlements of restricted stock units	(2,367)	(994)
Cash paid for acquisition holdback	(119)	—
Other	(32)	—
Net cash used in financing activities	(1,058)	(903)
Effect of foreign currency on cash and cash equivalents	(20)	(2)
Change in cash and cash equivalents	(20,394)	22,357
Cash and cash equivalents, beginning of period	50,864	38,570
Cash and cash equivalents, end of period	$30,470	$60,927

Supplemental disclosure of cash flows
Stock issued for acquisitions	$1,603	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Company Background and Overview

Leaf Group Ltd. (“Leaf Group” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified Internet company that builds platforms across our marketplaces and media properties to enable communities of creators to reach passionate audiences in large and growing lifestyle categories. Our business is comprised of two segments: Marketplaces and Media.

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer products in the home décor, accessories, and apparel categories. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. Our Marketplaces segment also includes The Other Art Fair, a leading London-based art fair for discovering emerging artists that complements our Saatchi Art marketplace. In May 2017, we acquired Deny Designs, a print-on-demand home décor brand with in-house manufacturing capacity, and both wholesale and direct-to-consumer channels, complementing our Society6 business.

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles, and designed visual formats on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific editorial categories or interests that we either own and operate or host and operate for our partners. During the third quarter of 2016, we began launching several category-specific properties leveraging topics and certain content from eHow and our content library. Our Media segment also includes our content publishing studio, through which we create content for third-party publishers and brands.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2017 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of June 30, 2017, our results of operations for the three and six months ended June 30, 2017 and 2016, and our cash flows for the six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2016 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revenue Recognition

Product Revenue

During the first quarter of 2017, we revised the shipping terms for Society6 to reflect the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. We recognize product revenue from sales of Society6 products when the title and risk of loss transfers to the customer, net of sales allowances and estimated returns based on historical experience. The impact as a result of this change was not material for the three months ended June 30, 2017. The impact as a result of this change was an increase in product revenue of approximately $1.1 million for the six months ended June 30, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The guidance is effective for the Company commencing in the first quarter of fiscal year 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is continuing to evaluate the impact of adopting the new revenue standard on the consolidated financial statements and cannot reasonably estimate the expected financial statement impact at this time. The Company has performed a preliminary assessment by revenue type and is expected to utilize various practical expedients allowed under the guidance, such as the application of the guidance only to contracts that are not completed as of the date of the initial application and certain other practical expedients applicable to contracts with a duration of one year or less. The Company has performed its detailed analysis for the majority of its Marketplaces revenue and Media advertising revenue and will continue to perform additional detailed contract analysis by revenue stream into the third quarter of fiscal year 2017. The Company expects to adopt this standard in the first quarter of fiscal year 2018 using the modified retrospective method with the cumulative effect recognized as of the date of adoption. Upon adoption of the guidance, the Company expects to expand disclosures regarding its contracts and revenue types.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 is effective for the Company beginning in fiscal 2018. The Company is evaluating the impact of the adoption of this guidance on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-18 will be applied using a retrospective transition method to each period presented and early adoption is permitted. ASU 2016-18 is effective for the Company beginning in fiscal 2018. The Company is evaluating the impact of the adoption of this guidance on the consolidated financial statements but does not expect it to have a material impact.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2017-09 is effective for the Company beginning in fiscal 2018. The Company is evaluating the impact of the adoption of this guidance on the consolidated financial statements but does not expect it to have a material impact.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computers and other related equipment	$9,007	$8,656
Purchased and internally developed software	27,328	27,601
Furniture and fixtures	1,500	1,472
Leasehold improvements	6,785	6,694
Machinery and related equipment	271	—
	44,891	44,423
Less accumulated depreciation	(33,444)	(32,920)
Property and equipment, net	$11,447	$11,503

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and less than $0.1 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively, is shown by classification below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service costs	$721	$864	$1,464	$2,328
Sales and marketing	9	13	18	26
Product development	23	33	46	74
General and administrative	650	833	1,305	2,014
Total depreciation	$1,403	$1,743	$2,833	$4,442

4. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2016	$11,167
Acquisitions	5,782
Foreign currency impact	46
Balance at June 30, 2017	$16,995

We recorded $5.8 million of goodwill in connection with the acquisition of Deny Designs in May 2017.  Refer to Note 11 for additional information.

Intangible assets consisted of the following (in thousands):

	June 30, 2017
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$3,053	$(1,453)	$1,600
Artist relationships	12,227	(10,477)	1,750
Media content	91,666	(89,499)	2,167
Technology	6,254	(4,168)	2,086
Non-compete agreements	25	(16)	9
Trade names	9,918	(4,482)	5,436
	$123,143	$(110,095)	$13,048

	December 31, 2016
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,453	$(1,252)	$201
Artist relationships	11,916	(10,337)	1,579
Media content	91,616	(87,604)	4,012
Technology	5,654	(3,649)	2,005
Non-compete agreements	25	(11)	14
Trade names	7,539	(4,077)	3,462
	$118,203	$(106,930)	$11,273

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service costs	$755	$1,786	$2,058	$3,486
Sales and marketing	196	948	339	1,897
Product development	268	246	515	493
General and administrative	177	134	321	270
Total amortization	$1,396	$3,114	$3,233	$6,146

Service costs include accelerated amortization charges of $0.1 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively, as a result of removing certain assets from service.

5. Other Assets

As of June 30, 2017, prepaid expenses and other current assets include $3.9 million in cash from the sale of our Cracked business that was placed into escrow to secure certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period.

As of June 30, 2017 and 2016, we had cash collateralizing a standby letter of credit associated with the lease of our headquarters office of approximately $0.8 million and $1.0 million, respectively, included in long-term assets.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll and related items	$3,515	$4,239
Artist payables	3,310	3,982
Accrued product costs	1,172	1,566
Accrued marketing	863	1,456
Contingent liabilities	1,080	—
Other	3,305	3,774
Accrued expenses and other current liabilities	$13,245	$15,017

Other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued rent	$1,436	$1,503
Contingent liabilities	1,934	—
Other	103	243
Other liabilities	$3,473	$1,746

As part of the acquisition of Deny Designs, as described in Note 11, contingent consideration of up to $3.6 million is payable annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration is valued at $3.0 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The estimated amount payable upon the first year anniversary is included in accrued expenses and other current liabilities, and estimated amounts payable upon the second and third anniversaries are included in other liabilities in our condensed consolidated balance sheets.

During the six months ended June 30, 2016, we recognized severance costs of $1.7 million in connection with targeted headcount reductions, primarily as a result of actions taken in June 2016 to streamline our content publishing studio and better integrate this business into our broader Media segment. These severance costs related to our Media segment and were recognized in the condensed consolidated statements of operations as follows: $0.7 million in sales and marketing costs, $0.6 million in product development costs, $0.3 million in service costs, and $0.1 million in general and administrative costs. As of June 30, 2016, there was $1.0 million of accrued severance costs included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. The remaining severance accrual was paid during the third quarter of 2016.

7. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases, and as of June 30, 2017, these leases have non-cancelable periods ending between February 2018 and October 2021.

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

8. Income Taxes

Income tax expense for each of the three and six month periods ended June 30, 2017 and 2016 was less than $0.1 million.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the six months ended June 30, 2017 or 2016, and we do not expect our uncertain tax position to change materially during the next twelve months.

We file tax returns in the United States, at both the federal and state level, and in several foreign jurisdictions. Due to net operating loss carryforwards, our tax returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

9. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service costs	$143	$650	$298	$912
Sales and marketing	176	233	377	441
Product development	481	517	877	916
General and administrative	1,366	1,119	2,692	2,169
Total stock-based compensation	$2,166	$2,519	$4,244	$4,438

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2016	2,856
Options granted	37
Options exercised	(261)
Options forfeited or cancelled	(231)
Outstanding at June 30, 2017	2,401

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2016	1,941
Granted	1,383
Vested	(722)
Forfeited	(379)
Unvested at June 30, 2017	2,223

10. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. During the year ended December 31, 2016, we re-initiated purchases of our common stock under the stock repurchase plan and repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of approximately $4.9 million. Repurchases of approximately 10,000 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. We have not initiated any repurchases of our common stock during the six months ended June 30, 2017 and are not currently making repurchases. As of June 30, 2017, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of June 30, 2017, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

11. Acquisitions and Dispositions

Acquisitions

On May 1, 2017, we completed the acquisition of certain assets and the assumption of certain liabilities of Deny Designs, a print-on-demand home décor brand with in-house manufacturing capacity, and both wholesale and direct-to-consumer channels, for total consideration of $12.0 million. The purchase price consists of cash of approximately $6.7 million paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million issued in a private placement, and contingent consideration of $3.6 million, payable annually in three equal installments on the first through third anniversary of the closing date, subject to reduction in certain circumstances. A portion of the contingent consideration will secure post-closing indemnification obligations of the seller and/or post-closing working capital adjustments to the purchase price. The business will operate as a part of our Marketplaces segment, complementing our Society6 business.

Purchase Price Allocation

The total fair value of the purchase price for the acquisition including cash paid at closing, fair value of common stock issued and contingent consideration approximated $11.3 million and was allocated to Deny Designs’ tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 1, 2017, the closing date of the acquisition. The excess of the purchase price over the net assets and liabilities acquired was recorded as goodwill. Our preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions, and are subject to change pending finalization of the valuation. The acquisition is included in our condensed consolidated financial statements as of the closing date of the acquisition, which was May 1, 2017.

The following table summarizes the allocation of the purchase price for Deny Designs, which is preliminary and subject to change pending finalization of the valuation (in thousands):

Goodwill	$5,782
Trademark	2,350
Customer relationships	1,600
Artist relationships	300
Technology	600
Other assets and liabilities assumed	704
Total	$11,336

The trademark, customer relationships, artist relationships, and technology we acquired have estimated useful lives of ten years, five years, three years, and three years, respectively. The estimated weighted average useful life of the intangible assets we acquired in total is seven years. Goodwill is primarily derived from our ability to generate synergies with Deny Designs’ products and services with our other marketplaces. The goodwill will be included as part of our marketplaces reporting unit and is expected to be deductible for tax purposes.

Contingent consideration is valued at $3.0 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets.

Supplemental Pro forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2016, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$29,118	$26,346	$58,385	$55,110
Net (loss) income	(8,995)	24,556	(19,037)	12,679

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

Dispositions

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc. for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period. Revenue for the Cracked business for the three and six month periods ended June 30, 2016 (through the sale date of April 12, 2016) was $0.2 million and $1.8 million, respectively. The Cracked business had a pre-tax loss of $1.0 million and $1.9 million for the three and six month periods ended June 30, 2016 (through the sale date of April 12, 2016), respectively, excluding allocations for corporate costs and including stock-based compensation expense incurred in connection with the sale. Prior to its disposition, the operating results related to Cracked were included as part of our Media segment. The sale did not meet the definition of discontinued operations under ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

As a result of the sale of the Cracked business, we recognized a gain of $38.1 million, recorded in other income, net, which included $0.6 million in net assets sold and $0.3 million in transaction costs incurred in connection with the sale. We utilized our net operating losses to offset any taxable gain resulting from the sale of the Cracked business.

In addition, during the six months ended June 30, 2016, we sold one of our non-core online properties for total consideration of $1.0 million, resulting in a gain of $1.0 million, recorded in other income, net.

12. Business Segments

Prior to the second quarter of 2017, we operated in one operating segment. In the second quarter of 2017, as a result of the continued growth of and expanding portfolio within our Marketplaces service offering, including the acquisition of Deny Designs in May 2017, we revised the information used by our chief operating decision maker (the “CODM”) to evaluate financial performance and resource allocation, and determined that we operate in two segments: Marketplaces and Media.

Our Marketplaces segment consists of several leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products.

Our Media segment consists of our leading owned and operated media properties that publish content, including videos, articles and designed visual formats, on various category-specific properties with distinct editorial voices, as well as other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners.

Our CODM uses revenue and non-GAAP operating contribution to evaluate the profitability of our operating segments; all other financial information is reviewed by the CODM on a consolidated basis. Segment operating contribution reflects earnings before corporate and unallocated expenses and also excludes: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes. Our CODM does not evaluate our operating segments using asset information. We do not aggregate our operating segments. The majority of our principal operations and assets are located in the United States.

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Segment Revenue:
Marketplaces	$17,691	$13,409	$33,568	$26,871
Media	10,874	11,026	22,235	24,533
Total revenue	$28,565	$24,435	$55,803	$51,404

Segment Operating Expenses:
Marketplaces(1)	$19,434	$13,611	$36,716	$26,934
Media(1)	6,476	10,285	14,222	21,729
Add:
Corporate expenses(2)	6,607	6,832	13,522	14,264
Consolidated operating expenses	$32,517	$30,728	$64,460	$62,927

Segment Operating Contribution:
Marketplaces(3)	$(1,743)	$(202)	$(3,148)	$(63)
Media(3)	4,398	741	8,013	2,804
Add (deduct):
Corporate expenses(2)	(6,607)	(6,832)	(13,522)	(14,264)
Acquisition, disposition and realignment costs(4)	19	1,122	299	1,297
Adjusted EBITDA(5)	$(3,933)	$(5,171)	$(8,358)	$(10,226)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(3,933)	$(5,171)	$(8,358)	$(10,226)
Add (deduct):
Interest income (expense), net	38	23	79	25
Other (expense) income, net(6)	(6)	38,182	(3)	39,162
Depreciation and amortization(7)	(2,799)	(4,857)	(6,066)	(10,588)
Stock-based compensation(8)	(2,166)	(2,519)	(4,244)	(4,438)
Acquisition, disposition and realignment costs(4)	(19)	(1,122)	(299)	(1,297)
(Loss) income before income taxes	$(8,885)	$24,536	$(18,891)	$12,638

(1)

Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(2)

Corporate expenses include operating expenses that are not directly attributable to the operating segments, including: corporate information technology, marketing, and general and administrative support functions and also excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)

Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(4)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities and (b) employee severance and other payments attributable to acquisition, disposition or corporate realignment activities.

(5)

Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation and acquisition, disposition and realignment costs.

(6)	Primarily consists of income from the disposition of certain businesses and online properties.

(7)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(8)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Domestic	$23,173	$19,526	$45,006	$41,506
International	5,392	4,909	10,797	9,898
Total revenue	$28,565	$24,435	$55,803	$51,404

13. Fair Value

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued liabilities approximate fair value because of their short maturities. Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on estimated probabilities of achievement of the contingent considerations as per the terms of the purchase agreement, discounted to estimate fair value. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in probability assumptions with respect to the likelihood of achieving the contingent criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

As of June 30, 2017, we did not have any Level 1 financial assets measured at fair value. During the three months ended June 30, 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $3.0 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.

As of June 30, 2016, Level 1 financial assets measured at fair value was $5.0 million, consisting of money market funds, which are included in cash and cash equivalents in our consolidated balance sheet.

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(8,965)	$24,467	$(18,983)	$12,558

Weighted average common shares outstanding—basic	20,392	20,389	20,169	20,301
Dilutive effect of common stock equivalents	—	290	—	217
Weighted average common shares outstanding—diluted	20,392	20,679	20,169	20,518

Net (loss) income per share
Basic	$(0.44)	$1.20	$(0.94)	$0.62
Diluted	$(0.44)	$1.18	$(0.94)	$0.61

For the three months ended June 30, 2017 and 2016, we excluded 2.2 million and 3.3 million shares, respectively, and for the six months ended June 30, 2017 and 2016, we excluded 2.4 million and 3.4 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Leaf Group,” the “Company,” “our,” “we,” “us” and similar terms include Leaf Group Ltd. and its subsidiaries, unless the context indicates otherwise.

“Leaf Group” and other trademarks of ours appearing in this report, such as “eHow”, “Society6”, “Deny Designs” and “The Other Art Fair”, are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

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

Our business is comprised of two segments: Marketplaces and Media.

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer products in the home décor, accessories, and apparel categories. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. The Other Art Fair is a leading London-based art fair for discovering emerging artists that complements our Saatchi Art marketplace.

In May 2017, we acquired Deny Designs, a print-on-demand home décor brand with in-house manufacturing capacity, and both wholesale and direct-to-consumer channels. The business will operate as a part of our Marketplaces segment, complementing our Society6 business.

Our Marketplaces segment primarily generates revenue from the sale of products and services through our art and design marketplaces. On Society6 and Deny Designs, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art sold through the platform. We also generate Marketplaces service revenue from various sources relating to The Other Art Fair, including commissions from the sale of original art, fees paid by artists for leased space at the fairs and sponsorship opportunities at the fairs. Our Marketplaces segment is principally dependent on the number of transactions and average revenue per transaction generated by products and services sold through our online marketplaces. We believe there are opportunities to increase the number of transactions and the average revenue per transaction by attracting new visitors to our online marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, continuing to introduce new products, international expansion and offering product bundling and other promotions.

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles, and designed visual formats on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific editorial categories or interests that we either own and operate or host and operate for our partners. During the third quarter of 2016, we began launching several category-specific properties leveraging topics and certain content from eHow and our content library. As we continue this process of migrating categories of content onto new media properties, we are also focused on creating new high-quality content, adding new features and improved products, while syndicating our content across multiple channels including social media networks and third-party publishers. Upon completion of this process, eHow.com will narrow its focus on informative and entertaining projects for do-it-yourself enthusiasts. Our Media segment also includes our content publishing studio, through which we create content for third-party publishers and brands.

Our Media segment generates the majority of its revenue from the sale of advertising on our media properties. Our advertising revenue is principally dependent on the number of visits to our properties and the corresponding ad unit rates. In the past, we have experienced significant declines to the total number of visits to our properties, particularly eHow, due to algorithmic changes implemented by Google, Bing, and Yahoo! and our ongoing strategy to remove low quality and duplicative content from our properties.  We have also experienced lower ad monetization due to industry declines in cost-per-click ad rates and our decision to reduce the number of advertisements per page on certain articles. Visits across our media properties also continue to shift from desktop to mobile, with ad unit rates for mobile generally lower than desktop, and our content is increasingly consumed on social media platforms that do not monetize as well as desktop visits. In addition, ad unit rates on the new category-specific editorial properties using eHow content are currently lower than the rates on eHow.com because ad inventory on less established sites is typically monetized at lower blended rates, in part because the smaller initial audience size and less-established brand makes it difficult to secure direct branded ad sales for these properties. Future changes to search engine algorithms that negatively impact the volume of referral traffic, declines in our ad unit rates, increased consumption of our content on mobile devices and social media platforms, or increased availability of ad blocking software, particularly on mobile devices, could result in a material adverse effect to our business and results of operations.

However, we believe that there are opportunities to increase the number of visits to our media properties from direct visits, social media platforms and search engine referrals by building high-quality products that provide a better user experience and lead to increased engagement across distribution channels. For example, Livestrong.com has seen sustained growth in traffic over the last two years after experiencing a decline in visits following algorithm changes in 2013. We have also seen increases in traffic when we moved certain category-specific content from eHow.com and other content from our content library to new vertically focused media properties, including Cuteness.com, Hunker.com, Techwalla.com, LEAF.tv and Sapling.com, and we will continue to consider migrating content to additional category-specific properties to most effectively leverage our content library. In order to improve the quality of our products, we continually redesign and update our websites; refine our content library; rationalize ad unit density; and develop a greater variety of content formats, particularly video content and formats better suited for mobile devices and consumption on other platforms. We are also working with a network of contributors and influencers to create more authoritative and engaging content and we are focused on building strong followings on various social media platforms such as Facebook and Pinterest, where we also publish our content. Although these changes resulted in certain increased operating expenses and lower revenue initially, we believe that by providing consumers with an improved user and content experience, we will be able to continue to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe that there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored content in order to increase the overall ad unit rates we receive from our advertising partners.

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

Sale of Cracked Business

On April 12, 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc. for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period. Revenue for the Cracked business for the three and six months ended June 30, 2016 (through the sale date of April 12, 2016) was $0.2 million and $1.8 million, respectively. The Cracked business had a pre-tax loss of $1.0 million and $1.9 million for the three and six month periods ended June 30, 2016 (through the sale date of April 12, 2016), respectively, excluding allocations for corporate costs and including stock-based compensation expense resulting from the sale.

Content Studio Realignment

In June 2016, we took certain actions to streamline our content publishing studio business and better integrate the business into our broader Media segment. As part of this realignment, we reduced the staffing within this business by 35 full-time employees, and the remaining employees were integrated into our other Media businesses.

Revenue

For the six months ended June 30, 2017 and 2016, we reported revenue of $55.8 million and $51.4 million, respectively. For the six months ended June 30, 2017 and 2016, Marketplaces revenue accounted for 60% and 52% of our total revenue, respectively, and Media revenue accounted for 40% and 48% of our total revenue, respectively.

The revenue generated by our Marketplaces segment has higher costs associated with it as compared to our Media segment due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. During the six months ended June 30, 2017, a higher percentage of our total revenue was generated by our Marketplaces segment as compared to the prior year. If our revenue sources continue to shift from our Media segment to our Marketplaces segment, our total costs relative to our revenue will be negatively impacted.

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
•

Average revenue per transaction: We calculate average revenue per transaction by dividing Society6 and Saatchi Art revenue for a period by the number of Society6 and Saatchi Art transactions initiated in that period.

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

Social Media Metrics

•

Social Media Followers: We define social media followers as the sum of all Facebook, Pinterest, Instagram and Twitter followers, as well as all YouTube subscribers, across our Marketplaces (excluding Deny Designs and The Other Art Fair) or Media properties, as applicable, as of the last day of the relevant period. Social Media Followers includes subscribers for multiple YouTube channels affiliated with certain Leaf Group properties. Individuals are counted more than once if they follow multiple properties or the same property on multiple platforms, or if they subscribe to multiple YouTube channels.

The following table sets forth our key business metrics for the periods presented:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	276,444	218,704	26%	544,212	445,906	22%
Average Revenue per Transaction	$56.62	$61.31	(8)%	$57.93	$60.26	(4)%
Media Metrics(2)(3):
Visits (in thousands)	707,535	645,142	10%	1,403,078	1,431,121	(2)%
Revenue per Visit	$15.37	$17.09	(10)%	$15.85	$17.14	(8)%
Video Views (in thousands)	204,015	168,921	21%	409,665	325,442	26%
Social Metrics (in thousands):
Social Media Followers - Marketplaces	2,358	N/A (4)	N/A (4)	2,358	N/A (4)	N/A (4)
Social Media Followers - Media	14,072	N/A (4)	N/A (4)	14,072	N/A (4)	N/A (4)
(1)	Marketplaces Metrics do not include revenue or transactions related to The Other Art Fair business acquired in July 2016 or Deny Designs acquired in May 2017.
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
(4)

We did not track Social Media Followers across all platforms prior to the third quarter of 2016. As of June 30, 2016, our Marketplaces properties had 1.1 million total Social Media Followers on Facebook, YouTube and Pinterest, and our Media properties had 11.7 million total Social Media Followers on Facebook, YouTube and Pinterest.

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

We recognize product revenue from sales of Society6 and Deny Designs products when the title and risk of loss transfers to the customer, net of sales allowances and estimated returns based on historical experience. During the first quarter of 2017, we revised the terms of sales for Society6 to reflect to the transfer of risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. The impact as a result of this change was not material for the three months ended June 30, 2017. The impact as a result of this change was an increase in product revenue of approximately $1.1 million for the six months ended June 30, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period.

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

We also generate Media service revenue from the sale or license of media content, including content from our content library and the creation and distribution of content for third-party brands and publishers through our content studio. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and our partner acts as the primary obligor, we recognize revenue on a net basis.

Product Costs

Product costs consist of product manufacturing costs, artist royalties, personnel costs and credit card and other transaction processing fees. In the near term, we expect our product costs to remain relatively flat as a percentage of product revenue.

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our partners pursuant to revenue-sharing arrangements where we are the primary obligor. In addition, service costs include expenses incurred in connection with art fairs hosted by The Other Art Fair, such as venue-related costs and fair personnel costs. In the near term, we expect service costs to increase as a percentage of service revenue due to continued investment in content creation and renovation related to our Media segment, in addition to increases in personnel and related costs.

Shipping and Handling

Shipping and handling charged to customers are recorded in product revenue or service revenue, as applicable. Associated costs are recorded in product costs or service costs.

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

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platforms, including the costs to improve our owned and operated media properties and related mobile applications, as well as the costs to develop future product and service offerings. We currently anticipate that our product development expenses will decrease in the near term as a percentage of revenue due to revenue growth and consistent product development costs.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our corporate executive, legal, finance, human resources and information technology organizations and facilities-related expenditures, as well as third-party professional fees and insurance. Professional fees are largely comprised of outside legal, audit and information technology consulting. We currently anticipate that general and administrative expenses will decrease in the near term as a percentage of revenue due to revenue growth and consistent general and administrative expenses.

Amortization of Intangible Assets

We capitalize certain costs (i) allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and (ii) incurred to develop media content that is determined to have a probable economic benefit. We amortize these costs on a straight-line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. In the event of content remediation or removal in future periods, additional accelerated amortization expense may be incurred in the periods such actions occur. We expect amortization expense related to business combinations to increase in the near term due to recent acquisitions. We expect total amortization expense to decrease in the near term due to assets completing their useful lives. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our investments in content and identifiable intangible assets acquired in business combinations.

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

Revenue Recognition

We recognize product revenue from sales of Society6 and Deny Designs products when the risk of loss and title transfer to the consumers, net of sales allowances and estimated returns based on historical experience. During the first quarter of 2017, we revised the terms of sales for Society6 to reflect to the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$15,349	$12,005	$29,933	$24,469
Service revenue	13,216	12,430	25,870	26,935
Total revenue	28,565	24,435	55,803	51,404
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	11,538	8,290	22,072	16,797
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	5,098	6,478	10,888	14,517
Sales and marketing(1)(2)	7,196	7,452	13,920	13,579
Product development(1)(2)	5,029	5,348	9,779	10,962
General and administrative(1)(2)	7,225	7,422	14,878	15,952
Amortization of intangible assets	1,396	3,114	3,233	6,146
Total operating expenses	37,482	38,104	74,770	77,953
Loss from operations	(8,917)	(13,669)	(18,967)	(26,549)
Interest income	39	23	82	25
Interest expense	(1)	—	(3)	—
Other (expense) income, net	(6)	38,182	(3)	39,162
Loss before income taxes	(8,885)	24,536	(18,891)	12,638
Income tax expense	(80)	(69)	(92)	(80)
Net (loss) income	$(8,965)	$24,467	$(18,983)	$12,558

(1) Depreciation expense included in the above line items:
Service costs	$721	$864	$1,464	$2,328
Sales and marketing	9	13	18	26
Product development	23	33	46	74
General and administrative	650	833	1,305	2,014
Total depreciation	$1,403	$1,743	$2,833	$4,442

(2) Stock-based compensation included in the above line items:
Service costs	$143	$650	$298	$912
Sales and marketing	176	233	377	441
Product development	481	517	877	916
General and administrative	1,366	1,119	2,692	2,169
Total stock-based compensation	$2,166	$2,519	$4,244	$4,438

As a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	53.7%	49.1%	53.6%	47.6%
Service revenue	46.3%	50.9%	46.4%	52.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	40.4%	33.9%	39.6%	32.7%
Service costs (exclusive of amortization of intangible assets shown separately below)	17.8%	26.5%	19.5%	28.3%
Sales and marketing	25.2%	30.5%	24.9%	26.4%
Product development	17.6%	21.9%	17.5%	21.3%
General and administrative	25.3%	30.4%	26.7%	31.0%
Amortization of intangible assets	4.9%	12.7%	5.8%	11.9%
Total operating expenses	131.2%	155.9%	134.0%	151.6%
Loss from operations	(31.2)%	(55.9)%	(34.0)%	(51.6)%
Interest income	0.1%	—%	0.1%	—%
Interest expense	—%	—%	—%	—%
Other (expense) income, net	—%	156.3%	—%	76.2%
Loss before income taxes	(31.1)%	100.4%	(33.9)%	24.6%
Income tax expense	(0.3)%	(0.3)%	(0.2)%	(0.2)%
Net (loss) income	(31.4)%	100.1%	(34.1)%	24.4%

Segment results (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Segment Revenue:
Marketplaces	$17,691	$13,409	32%	$33,568	$26,871	25%
Media	10,874	11,026	(1)%	22,235	24,533	(9)%
Total revenue	$28,565	$24,435	17%	$55,803	$51,404	9%

Segment Operating Expenses:
Marketplaces(1)	$19,434	$13,611	43%	$36,716	$26,934	36%
Media(1)	6,476	10,285	(37)%	14,222	21,729	(35)%
Add:
Corporate expenses(2)	6,607	6,832	(3)%	13,522	14,264	(5)%
Consolidated operating expenses	$32,517	$30,728	6%	$64,460	$62,927	2%

Segment Operating Contribution:
Marketplaces(3)	$(1,743)	$(202)	(763)%	$(3,148)	$(63)	(4,897)%
Media(3)	4,398	741	494%	8,013	2,804	186%
Add (deduct):
Corporate expenses(2)	(6,607)	(6,832)	3%	(13,522)	(14,264)	5%
Acquisition, disposition and realignment costs(4)	19	1,122	(98)%	299	1,297	(77)%
Adjusted EBITDA(5)	$(3,933)	$(5,171)	24%	$(8,358)	$(10,226)	18%

(1)

Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(2)

Corporate expenses include operating expenses that are not directly attributable to the operating segments, including: corporate information technology, marketing, and general and administrative support functions and also excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)

Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(4)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities and (b) employee severance and other payments attributable to acquisition, disposition or corporate realignment activities.

(5)

Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation and acquisition, disposition and realignment costs.

See Note 12 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Non-GAAP Financial Measures" below for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Marketplaces Revenue

Marketplaces revenue increased by $4.3 million, a 32% increase, to $17.7 million for the three months ended June 30, 2017, as compared to $13.4 million for the same period in 2016. The number of transactions increased 26% to 276,444 in the three months ended June 30, 2017 as compared to 218,704 in the same period in 2016, primarily due to increased conversion rates and new product introductions. For the three months ended June 30, 2017, Marketplaces average revenue per transaction, which excludes revenue generated through transactions consummated by Deny Designs and The Other Art Fair, was $56.62, a decrease as compared to $61.31 in the prior year period due to an increase in promotional discounts. The increase in Marketplaces revenue was also driven by the acquisitions of Deny Designs and The Other Art Fair.

Marketplaces revenue increased by $6.7 million, a 25% increase, to $33.6 million for the six months ended June 30, 2017, as compared to $26.9 million for the same period in 2016. The number of transactions increased 22% to 544,212 in the six months ended June 30, 2017 as compared to 445,906 in the same period in 2016, primarily due to increased conversion rates and new product introductions. For the six months ended June 30, 2017, Marketplaces average revenue per transaction, which excludes revenue generated through transactions consummated by Deny Designs and The Other Art Fair, was $57.93, a decrease as compared to $60.26 in the prior year period. During the six months ended June 30, 2017, we revised the terms of sales for Society6 to reflect the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. As a result of this change, we recognized approximately $1.1 million in product revenue for the six months ended June 30, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period. The increase in Marketplaces revenue was also driven by the acquisitions of Deny Designs and The Other Art Fair.

Media Revenue

Media revenue decreased by $0.2 million, a 1% decline, to $10.9 million for the three months ended June 30, 2017, as compared to $11.0 million for the same period in 2016. Visits increased by 10% to 708 million visits in the three months ended June 30, 2017 from 645 million visits in the same period in 2016, primarily as a result of an increase in mobile traffic. RPV decreased by 10%, to $15.37 in the three months ended June 30, 2017 from $17.09 in the same period in 2016, primarily due to a continued mix shift to higher mobile traffic with lower RPV than desktop visits, as well as lower advertising monetization yields.

Media revenue decreased by $2.3 million, a 9% decline, to $22.2 million for the six months ended June 30, 2017, as compared to $24.5 million for the same period in 2016. Visits decreased by 2% to 1,403 million visits in the six months ended June 30, 2017 from 1,431 million visits in the same period in 2016, primarily as a result of the divestitures of certain online properties, including Cracked, as well as continued traffic declines on international sites, partially offset by traffic growth on Livestrong.com and other category-specific sites. RPV decreased by 8%, to $15.85 in the six months ended June 30, 2017 from $17.14 in the same period in 2016, primarily due to a continued mix shift to higher mobile traffic with lower RPV than desktop visits, as well as lower advertising monetization yields.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Product costs (exclusive of amortization of intangible assets)	$11,538	$8,290	39%	$22,072	$16,797	31%
Service costs (exclusive of amortization of intangible assets)	5,098	6,478	(21)%	10,888	14,517	(25)%
Sales and marketing	7,196	7,452	(3)%	13,920	13,579	3%
Product development	5,029	5,348	(6)%	9,779	10,962	(11)%
General and administrative	7,225	7,422	(3)%	14,878	15,952	(7)%
Amortization of intangible assets	1,396	3,114	(55)%	3,233	6,146	(47)%

Product Costs

Product costs for the three months ended June 30, 2017 increased by $3.2 million, or 39%, to $11.5 million, as compared to $8.3 million for the same period in 2016. The increase was primarily due to increased costs related to the higher volume of products sold on Society6 and the acquisition of Deny Designs.

Product costs for the six months ended June 30, 2017 increased by $5.3 million, or 31%, to $22.1 million, as compared to $16.8 million for the same period in 2016. The increase was primarily due to increased costs related to the higher volume of products sold on Society6 and the acquisition of Deny Designs.

Service Costs

Service costs for the three months ended June 30, 2017 decreased by $1.4 million, or 21%, to $5.1 million, as compared to $6.5 million for the same period in 2016. The decrease was primarily due to decreases of $1.2 million in personnel and related costs primarily driven by headcount reductions from the realignment of our content studio and the sale of our Cracked business, $0.2 million in content renovation expense, $0.2 million in depreciation expense, partially offset by an increase of $0.3 million in cost of services related to The Other Art Fair.

Service costs for the six months ended June 30, 2017 decreased by $3.6 million, or 25%, to $10.9 million, as compared to $14.5 million for the same period in 2016. The decrease was primarily due to decreases of $1.7 million in personnel and related costs primarily driven by headcount reductions from the realignment of our content studio and the sale of our Cracked business, $1.0 million in content renovation expense, $0.9 million in depreciation expense, $0.2 million in ad serving costs, partially offset by an increase of $0.3 million in cost of services related to The Other Art Fair.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2017 decreased by $0.3 million, or 3%, to $7.2 million, as compared to $7.5 million for the same period in 2016. The decrease was primarily due to a decrease of $1.4 million in personnel and related costs primarily driven by headcount reductions from the realignment of our content studio, offset by an increase of $1.2 million in marketing activities primarily relating to Livestrong.com and Society6.

Sales and marketing expenses for the six months ended June 30, 2017 increased by $0.3 million, or 3%, to $13.9 million, as compared to $13.6 million for the same period in 2016. The increase was primarily due to an increase of $2.8 million in marketing activities primarily relating to Livestrong.com and Society6, partially offset by a decrease of $2.4 million in personnel and related costs primarily driven by headcount reductions from the realignment of our content studio.

Product Development

Product development expenses for the three months ended June 30, 2017 decreased by $0.3 million, or 6%, to $5.0 million, as compared to $5.3 million in the same period in 2016, primarily due to a decrease of $0.3 million in personnel and related costs driven by headcount reductions from the realignment of our content studio and the sale of our Cracked business.

Product development expenses for the six months ended June 30, 2017 decreased by $1.2 million, or 11%, to $9.8 million, as compared to $11.0 million in the same period in 2016, primarily due to decreases of $0.9 million in personnel and related costs driven by headcount reductions from the realignment of our content studio and the sale of our Cracked business, and $0.3 million in consulting fees.

General and Administrative

General and administrative expenses for the three months ended June 30, 2017 decreased by $0.2 million, or 3%, to $7.2 million, as compared to $7.4 million in the same period in 2016. The decrease was primarily due to decreases of $0.2 million in depreciation expense and $0.2 million in facilities and related costs, partially offset by an increase of $0.2 million in personnel and related costs and consulting expense.

General and administrative expenses for the six months ended June 30, 2017 decreased by $1.1 million, or 7%, to $14.9 million, as compared to $16.0 million in the same period in 2016. The decrease was primarily due to decreases of $0.7 million in depreciation expense, $0.5 million in facilities and related costs, and $0.3 million taxes and insurance costs, partially offset by an increase of $0.3 million in personnel and related costs.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2017 decreased by $1.7 million, or 55%, to $1.4 million, as compared to $3.1 million in the same period in 2016. The change was primarily due to a decrease in amortization expense from intangible assets completing their useful life and the removal of certain content units in the second quarter of 2016.

Amortization expense for the six months ended June 30, 2017 decreased by $2.9 million, or 47%, to $3.2 million, as compared to $6.1 million in the same period in 2016. The change was primarily due to a decrease in amortization expense from intangible assets completing their useful life.

Interest Income (Expense), Net

Interest income was less than $0.1 million for each of the three and six month periods ended June 30, 2017 and 2016, primarily related to interest income paid to us on our money market funds which are included in cash and cash equivalents.

Other Income (Expense), Net

Other expense, net for the three months ended June 30, 2017 was less than $0.1 million, as compared to other income, net of $38.2 million for the same period in 2016. The decrease was due to the gain on sale of our Cracked business during the three months ended June 30, 2016.

Other expense, net for the six months ended June 30, 2017 was less than $0.1 million, as compared to other income, net of $39.2 million for the same period in 2016. The decrease was due to the gains recorded for the sales of our Cracked business and one of our non-core online properties during the six months ended June 30, 2016.

Income Tax Benefit (Expense)

Income tax benefit (expense) was less than $0.1 million for each of the three and six month periods ended June 30, 2017 and 2016. Income tax expense for the three and six month periods ended June 30, 2017 and 2016 primarily related to minimal state and foreign income tax expenses.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended June 30, 2017 increased by $5.8 million, or 43%, to $19.4 million, as compared to $13.6 million in the same period in 2016. The change was primarily due to increases of $3.8 million in product costs as a result of revenue growth, $1.2 million in sales and marketing expense related to increased marketing investment and higher personnel costs, and $0.6 million in product development expense from increased personnel and related costs as a result of increased headcount. Marketplaces operating contribution was $(1.7) million for the three months ended June 30, 2017, as compared to $(0.2) million in the same period in 2016.

Marketplaces operating expenses for the six months ended June 30, 2017 increased by $9.8 million, or 36%, to $36.7 million, as compared to $26.9 million in the same period in 2016. The change was primarily due to increases of $6.0 million in product costs as a result of revenue growth, $2.3 million in sales and marketing expense related to increased marketing investment and higher personnel costs, and $1.2 million in product development expense from increased personnel and related costs as a result of increased headcount. Marketplaces operating contribution was $(3.1) million for the six months ended June 30, 2017, as compared to less than $(0.1) million in the same period in 2016.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended June 30, 2017 decreased by $3.8 million, or 37%, to $6.5 million, as compared to $10.3 million in the same period in 2016. The change was primarily due to decreases of $1.5 million in sales and marketing expense, $1.3 million in cost of services, and $1.0 million in product development costs, primarily as a result of lower personnel and related costs due to a decrease in headcount, including from the realignment of our content studio, partially offset by increased marketing investment. Media operating contribution was $4.4 million for the three months ended June 30, 2017, as compared to $0.7 million in the same period in 2016.

Media operating expenses for the six months ended June 30, 2017 decreased by $7.5 million, or 35%, to $14.2 million, as compared to $21.7 million in the same period in 2016. The change was primarily due to decreases of $3.0 million in cost of services, $2.1 million in sales and marketing, $2.3 million in product development costs, primarily as a result of lower personnel and related costs due to a decrease in headcount, including from the realignment of our content studio, partially offset by increased marketing investment. Media operating contribution was $8.0 million for the six months ended June 30, 2017, as compared to $2.8 million in the same period in 2016.

Corporate Operating Expenses

Corporate operating expenses for the three months ended June 30, 2017 decreased by $0.2 million, or 3%, to $6.6 million, as compared to $6.8 million in the same period in 2016. The change was primarily due to a decrease in facilities and related costs.

Corporate operating expenses for the six months ended June 30, 2017 decreased by $0.7 million, or 5%, to $13.5 million, as compared to $14.3 million in the same period in 2016. The change was primarily due to decreases of $0.2 million in employee development expense, $0.2 million in consulting expense, $0.2 million in office supplies and equipment expense, and $0.1 million in taxes and insurance expense.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(8,965)	$24,467	$(18,983)	$12,558
Add (deduct):
Income tax expense (benefit)	80	69	92	80
Interest (income) expense, net	(38)	(23)	(79)	(25)
Other expense (income), net(1)	6	(38,182)	3	(39,162)
Depreciation and amortization(2)	2,799	4,857	6,066	10,588
Stock-based compensation(3)	2,166	2,519	4,244	4,438
Acquisition, disposition and realignment costs(4)	19	1,122	299	1,297
Adjusted EBITDA	$(3,933)	$(5,171)	$(8,358)	$(10,226)

(1)	Primarily consists of income from the disposition of certain businesses and online properties.
(2)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(3)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.
(4)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities and (b) employee severance and other payments attributable to acquisition, disposition or corporate realignment activities.

Liquidity and Capital Resources

As of June 30, 2017, we had $30.5 million of cash and cash equivalents. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances.

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

Since our inception, we have used significant amounts of cash to make strategic acquisitions to grow our business, including the acquisitions of Deny Designs in May 2017, The Other Art Fair in July 2016, Saatchi Art in August 2014 and Society6 in June 2013. We have also generated cash by disposing of certain businesses. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash. We received cash proceeds of $35.1 million on the closing date and a portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period. During 2016, we also received approximately $1.7 million of cash from the sales of two of our non-core media properties, with an additional $0.4 million received in the first quarter of 2017. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of $4.9 million. We have not initiated any repurchases of our common stock during the six months ended June 30, 2017 and are not currently making repurchases. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of June 30, 2017, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(11,783)	$(10,285)
Net cash (used in) provided by investing activities	$(7,533)	$33,547
Net cash used in financing activities	$(1,058)	$(903)

Cash Flows from Operating Activities

Six months ended June 30, 2017 and June 30, 2016

Net cash used in our operating activities during the six months ended June 30, 2017 was $11.8 million as a result of our net loss during the period of $19.0 million, non-cash charges of $10.3 million related to depreciation, amortization and stock-based compensation, and a net decrease in our working capital of $3.1 million. The change in working capital during the six months ended June 30, 2017 was primarily due to the timing of payments associated with increased vendor and artists liabilities related to our Marketplaces segment, which continues to become a larger portion of our results.

Net cash used in our operating activities during the six months ended June 30, 2016 was $10.3 million. Our net income during the period was $12.6 million, which included gains on disposal of businesses and online properties of $39.1 million, partially offset by non-cash charges of $15.0 million related to depreciation, amortization and stock-based compensation. Cash flow from operating activities was also impacted by changes in our working capital of $1.2 million. The change in working capital during the six months ended June 30, 2016 was primarily due to the timing of the collection of accounts receivable balances associated with our Media segment, as well as the timing of payments associated with increased vendor and artists liabilities related to our Marketplaces segment, which continues to become a larger portion of our results.

Cash Flows from Investing Activities

Six months ended June 30, 2017 and June 30, 2016

Net cash used in investing activities was $7.5 million during the six months ended June 30, 2017. Cash used in investing activities for the six months ended June 30, 2017 included $6.3 million paid for the acquisition of Deny Designs, net of cash acquired, and $2.2 million related to investments in property and equipment, partially offset by cash inflows of $0.7 million from restricted deposits, primarily related to the release of the escrow held for the Saatchi acquisition, and $0.4 million received from sale of one of our non-core online media properties in 2016.

Net cash provided by investing activities was $33.5 million during the six months ended June 30, 2016. Cash provided by investing activities for the six months ended June 30, 2016 included cash inflows of $35.9 million from the sale of our Cracked business and one of our non-core online media properties, partially offset by investments in property and equipment of $2.5 million.

Cash Flows from Financing Activities

Six months ended June 30, 2017 and June 30, 2016

Net cash used in financing activities was $1.1 million during the six months ended June 30, 2017. Cash used in financing activities for the six months ended June 30, 2017 primarily consists of $2.4 million related to taxes paid on vesting of restricted stock units and $0.1 million of cash paid for acquisition holdback, partially offset by $1.5 million in proceeds from exercises of stock options and purchases under ESPP.

Net cash used in financing activities was $0.9 million during the six months ended June 30, 2016, primarily comprised of costs related to net taxes paid on employee stock option exercises and restricted stock units vesting.

Off Balance Sheet Arrangements

As of June 30, 2017, we did not have any off balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2017 and 2016, we used $2.2 million and $2.5 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $1 million and $3 million during the remainder of the year ending December 31, 2017.

Contractual Obligations

For the six months ended June 30, 2017, as a result of the acquisition of Deny Designs, our operating lease obligations increased by $0.8 million, to be paid over the next four years. In addition, contingent consideration of up to $3.6 million is payable annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration is valued at $3.0 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria per the purchase agreement, and is included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets as of June 30, 2017. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.

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

Concentrations of Credit Risk

As of June 30, 2017, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and five foreign banks. We also maintained cash balances with four Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	June 30, 2017	December 31, 2016
Google Inc.	37%	35%

Item 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 1, 2017, the Company issued 215,450 shares of the Company’s common stock as partial consideration of the Company's acquisition of Deny Designs, a home décor focused print-on-demand marketplace to complement our Society6 marketplace. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended June 30, 2017.

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

LEAF GROUP LTD.

By:	/s/ Sean Moriarty
Name:	Sean Moriarty
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Wendy Voong
Name:	Wendy Voong
Title:	Chief Accounting Officer (Principal Accounting Officer)

Date: August 3, 2017

Exhibit Index

Exhibit No		Description of Exhibit

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

31.2

Certification of the Principal Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2		Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	†	Indicates management contract or compensatory plan, contract or arrangement.