Form 10-Q
period 2017-09-30
LEAF GROUP LTD.
filed 2017-11-07
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 20,840,754 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$33,039	$50,864
Accounts receivable, net	7,089	6,849
Prepaid expenses and other current assets	2,420	8,139
Total current assets	42,548	65,852
Property and equipment, net	11,833	11,503
Intangible assets, net	11,559	11,273
Goodwill	17,146	11,167
Other assets	1,308	1,457
Total assets	$84,394	$101,252

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,710	$2,451
Accrued expenses and other current liabilities	14,764	15,017
Deferred revenue	1,971	2,180
Total current liabilities	19,445	19,648
Deferred tax liability	176	108
Other liabilities	3,322	1,746
Total liabilities	22,943	21,502
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 22,473 issued and 20,818 shares outstanding at September 30, 2017 and 21,407 issued and 19,763 shares outstanding at December 31, 2016	2	2
Additional paid-in capital	520,620	513,139
Treasury stock at cost, 1,655 at September 30, 2017 and 1,644 at December 31, 2016	(35,706)	(35,641)
Accumulated other comprehensive loss	(27)	(112)
Accumulated deficit	(423,438)	(397,638)
Total stockholders’ equity	61,451	79,750
Total liabilities and stockholders’ equity	$84,394	$101,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$20,908	$15,371	$50,841	$39,840
Service revenue	12,552	12,688	38,422	39,623
Total revenue	33,460	28,059	89,263	79,463
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	15,385	9,791	37,456	26,588
Service costs (exclusive of amortization of intangible assets shown separately below)	4,993	5,370	15,881	19,887
Sales and marketing	6,973	6,031	20,893	19,610
Product development	4,558	4,652	14,337	15,614
General and administrative	7,056	7,498	21,933	23,450
Amortization of intangible assets	1,313	3,100	4,547	9,246
Total operating expenses	40,278	36,442	115,047	114,395
Loss from operations	(6,818)	(8,383)	(25,784)	(34,932)
Interest income	66	35	148	60
Interest expense	(2)	(2)	(5)	(2)
Other (expense) income, net	(6)	(31)	(9)	39,131
(Loss) income before income taxes	(6,760)	(8,381)	(25,650)	4,257
Income tax (expense) benefit	(57)	32	(150)	(48)
Net (loss) income	$(6,817)	$(8,349)	$(25,800)	$4,209

Net (loss) income per share
Basic	$(0.33)	$(0.41)	$(1.27)	$0.21
Diluted	$(0.33)	$(0.41)	$(1.27)	$0.21

Weighted average number of shares
Basic	20,745	20,236	20,363	20,279
Diluted	20,745	20,236	20,363	20,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(6,817)	$(8,349)	$(25,800)	$4,209
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	26	3	85	1
Comprehensive (loss) income	$(6,791)	$(8,346)	$(25,715)	$4,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2016	19,763	$2	$513,139	$(35,641)	$(112)	$(397,638)	$79,750
Issuance of stock under employee stock awards and other	850	—	1,941	—	—	—	1,941
Repurchases of common stock to be held in treasury	(10)	—	—	(65)	—	—	(65)
Issuance of common stock for acquisition	215	—	1,603	—	—	—	1,603
Tax withholdings related to vesting of share-based payments	—	—	(2,761)	—	—	—	(2,761)
Stock-based compensation expense	—	—	6,698	—	—	—	6,698
Foreign currency translation adjustment	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	(25,800)	(25,800)
Balance at September 30, 2017	20,818	$2	$520,620	$(35,706)	$(27)	$(423,438)	$61,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(25,800)	$4,209
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,815	15,035
Deferred income taxes	68	(33)
Stock-based compensation	6,426	6,118
Gain on disposal of businesses and online properties	—	(39,149)
Other	(44)	10
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	319	3,231
Prepaid expenses and other current assets	1,021	(180)
Other long-term assets	25	48
Accounts payable	(548)	(372)
Accrued expenses and other liabilities	(1,557)	(2,730)
Deferred revenue	(236)	335
Net cash used in operating activities	(11,511)	(13,478)
Cash flows from investing activities
Purchases of property and equipment	(3,718)	(3,743)
Purchases of intangible assets	(235)	(120)
Cash received from disposal of businesses and online properties, net of cash disposed	4,285	36,100
Cash paid for acquisitions, net of cash acquired	(6,304)	(1,413)
Restricted deposits	742	136
Other	6	78
Net cash (used in) provided by investing activities	(5,224)	31,038
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	1,941	226
Repurchases of common stock	(65)	(3,515)
Taxes paid on net share settlements of restricted stock units	(2,761)	(1,132)
Cash paid for acquisition holdback	(119)	—
Other	(49)	(15)
Net cash used in financing activities	(1,053)	(4,436)
Effect of foreign currency on cash and cash equivalents	(37)	(2)
Change in cash and cash equivalents	(17,825)	13,122
Cash and cash equivalents, beginning of period	50,864	38,570
Cash and cash equivalents, end of period	$33,039	$51,692

Supplemental disclosure of cash flows
Stock issued for acquisitions	$1,603	$—

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

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles, and designed visual formats on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific editorial categories or interests that we either own and operate or host and operate for our partners. Beginning in the third quarter of 2016, we launched several category-specific properties, leveraging topics and certain content from eHow and our content library. We have focused on creating new high-quality content and building strong followings for these media brands by working with a curated network of contributors and influencers. Our Media segment also includes our content publishing studio, through which we create content for third-party publishers and brands.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2017 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of September 30, 2017, our results of operations for the three and nine months ended September 30, 2017 and 2016, and our cash flows for the nine months ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2016 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revenue Recognition

Product Revenue

During the first quarter of 2017, we revised the shipping terms for Society6 to reflect the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. We recognize product revenue from sales of Society6 products when the title and risk of loss transfers to the customer, net of sales allowances and estimated returns based on historical experience. The impact as a result of this change was not material for the three months ended September 30, 2017. The impact as a result of this change was an increase in product revenue of approximately $0.9 million for the nine months ended September 30, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The guidance is effective for the Company commencing in the first quarter of fiscal year 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is continuing to evaluate the impact of adopting the new revenue standard and, at this time, does not believe such adoption will have a material effect on the consolidated financial statements. To date, the Company has performed an initial assessment for each of the Company’s material revenue streams. In addition, the Company has determined it is expected to utilize various practical expedients allowed under the guidance, such as the application of the guidance only to contracts that are not completed as of the date of the initial application and certain other practical expedients applicable to contracts with a duration of one year or less. The Company anticipates it will complete its process of adopting this new accounting standard in the fourth quarter of 2017. Although the impact is not expected to be material, the Company expects to record any adoption adjustments associated with this standard in the first quarter of fiscal year 2018 using the modified retrospective method with the cumulative effect recognized as of the date of adoption. Upon adoption of the guidance, the Company also expects to expand disclosures regarding its contracts and revenue types.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 is effective for the Company beginning in fiscal 2018. The Company is evaluating the impact of the adoption of this guidance on the consolidated financial statements and does not expect the impact to be material.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-18 will be applied using a retrospective transition method to each period presented and early adoption is permitted. ASU 2016-18 is effective for the Company beginning in fiscal 2018. The Company is evaluating the impact of the adoption of this guidance on the consolidated financial statements. As of September 30, 2017, the Company has a restricted cash balance of $1.0 million collateralizing a standby letter of credit associated with the lease of the headquarters office. The Company's practice has historically been to present changes to the account as restricted deposits in the statement of cash flows. Upon adoption of this guidance, the Company expects that the presentation of the beginning and ending amounts of cash on the statement of cash flows will change to include the balance of restricted cash.

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

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computers and other related equipment	$9,509	$8,656
Purchased and internally developed software	28,279	27,601
Furniture and fixtures	1,500	1,472
Leasehold improvements	6,784	6,694
Machinery and related equipment	297	—
	46,369	44,423
Less accumulated depreciation	(34,536)	(32,920)
Property and equipment, net	$11,833	$11,503

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million for each of the three months ended September 30, 2017 and 2016, respectively, and less than $0.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively, is shown by classification below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Product costs	$16	$—	$31	$—
Service costs	725	603	2,174	2,931
Sales and marketing	9	12	27	38
Product development	22	32	68	105
General and administrative	664	700	1,968	2,715
Total depreciation	$1,436	$1,347	$4,268	$5,789

4. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2016	$11,167
Acquisitions	5,906
Foreign currency impact	73
Balance at September 30, 2017	$17,146

We recorded $5.9 million of goodwill in connection with the acquisition of Deny Designs in May 2017.  Refer to Note 11 for additional information. As of September 30, 2017, we have two reporting units, marketplaces and media, and our goodwill balance related entirely to our marketplaces reporting unit.

Intangible assets consisted of the following (in thousands):

	September 30, 2017
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$2,853	$(1,558)	$1,295
Artist relationships	12,233	(10,570)	1,663
Media content	91,396	(89,704)	1,692
Technology	6,204	(4,458)	1,746
Non-compete agreements	25	(18)	7
Trade names	9,885	(4,729)	5,156
	$122,596	$(111,037)	$11,559

	December 31, 2016
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$1,453	$(1,252)	$201
Artist relationships	11,916	(10,337)	1,579
Media content	91,616	(87,604)	4,012
Technology	5,654	(3,649)	2,005
Non-compete agreements	25	(11)	14
Trade names	7,539	(4,077)	3,462
	$118,203	$(106,930)	$11,273

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service costs	$626	$2,424	$2,685	$5,910
Sales and marketing	194	281	533	2,178
Product development	294	247	809	740
General and administrative	199	148	520	418
Total amortization	$1,313	$3,100	$4,547	$9,246

Service costs include accelerated amortization charges of less than $0.1 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively, as a result of removing certain assets from service.

5. Other Assets

As of September 30, 2017 and 2016, we had cash collateralizing a standby letter of credit associated with the lease of our headquarters office of approximately $0.8 million and $1.0 million, respectively, included in long-term assets.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll and related items	$3,701	$4,239
Artist payables	4,114	3,982
Accrued product costs	1,158	1,566
Accrued marketing	1,375	1,456
Contingent liabilities	1,071	—
Other	3,345	3,774
Accrued expenses and other current liabilities	$14,764	$15,017

Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued rent	$1,415	$1,503
Contingent liabilities	1,821	—
Other	86	243
Other liabilities	$3,322	$1,746

As part of the acquisition of Deny Designs, as described in Note 11, contingent consideration of up to $3.6 million is payable annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration is valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The fair value adjustment to the liability for the three and nine months ended September 30, 2017 was not material. The estimated amount payable upon the first year anniversary is included in accrued expenses and other current liabilities, and estimated amounts payable upon the second and third anniversaries are included in other liabilities in our condensed consolidated balance sheets.

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

7. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases, and as of September 30, 2017, these leases have non-cancelable periods ending between February 2018 and October 2021.

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

8. Income Taxes

Income tax (expense) benefit for each of the three month periods ended September 30, 2017 and 2016 was less than $0.1 million. Income tax expense for the nine month periods ended September 30, 2017 and 2016 was $0.2 million and less than $0.1 million, respectively.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the nine months ended September 30, 2017 or 2016, and we do not expect our uncertain tax position to change materially during the next twelve months.

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

9. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service costs	$155	$142	$453	$1,054
Sales and marketing	209	145	586	586
Product development	475	290	1,352	1,206
General and administrative	1,343	1,103	4,035	3,272
Total stock-based compensation	$2,182	$1,680	$6,426	$6,118

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2016	2,856
Options granted	37
Options exercised	(315)
Options forfeited or cancelled	(300)
Outstanding at September 30, 2017	2,278

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2016	1,941
Granted	1,492
Vested	(882)
Forfeited	(478)
Unvested at September 30, 2017	2,073

10. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. During the year ended December 31, 2016, we re-initiated purchases of our common stock under the stock repurchase plan and repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of approximately $4.9 million. Repurchases of approximately 10,000 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. We have not initiated any repurchases of our common stock during the nine months ended September 30, 2017 and are not currently making repurchases. As of September 30, 2017, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of September 30, 2017, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

11. Acquisitions and Dispositions

Acquisitions

Nine months ended September 30, 2017

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

The total fair value of the purchase price for the acquisition including cash paid at closing, fair value of common stock issued and contingent consideration approximated $11.2 million and was allocated to Deny Designs’ tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 1, 2017, the closing date of the acquisition. The excess of the purchase price over the net assets and liabilities acquired was recorded as goodwill. The acquisition is included in our condensed consolidated financial statements as of the closing date of the acquisition, which was May 1, 2017. During the three months ended September 30, 2017, the valuation of the fair value of tangible and intangible assets acquired and liabilities assumed was finalized. The resulting adjustments recorded to the provisional fair value amounts was not material for the three months ended September 30, 2017 and has been reflected in the condensed consolidated financial statements.

The following table summarizes the allocation of the purchase price for Deny Designs (in thousands):

Goodwill	$5,906
Trademark	2,300
Customer relationships	1,400
Artist relationships	300
Technology	550
Other assets and liabilities assumed	705
Total	$11,161

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

Contingent consideration is valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets.

Supplemental Pro forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2016, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$33,460	$30,527	$91,845	$85,637
Net (loss) income	(6,817)	(8,112)	(25,854)	4,567

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

Nine months ended September 30, 2016

On July 7, 2016, we completed the acquisition of the entire issued share capital of Other Art Fairs Ltd, which operates as The Other Art Fair, for consideration of £1.1 million (approximately $1.5 million) in cash, excluding deferred consideration of up to £315,000 in cash, payable over a three year period. The Other Art Fair is a leading London-based art fair for discovering emerging artists that currently presents fairs in the United Kingdom, Australia and the United States.

The purchase price of the acquisition was allocated to The Other Art Fair’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 7, 2016, the closing date of the acquisition. The excess of the purchase price over the net assets and liabilities acquired was recorded as goodwill.

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

Nine months ended September 30, 2016

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Segment Revenue:
Marketplaces	$22,493	$16,650	$56,061	$43,521
Media	10,967	11,409	33,202	35,942
Total revenue	$33,460	$28,059	$89,263	$79,463

Segment Operating Expenses:
Marketplaces(1)	$22,869	$15,857	$59,584	$42,791
Media(1)	6,188	7,356	20,410	29,085
Add:
Corporate expenses(2)	6,290	7,102	19,812	21,366
Consolidated operating expenses	$35,347	$30,315	$99,806	$93,242

Segment Operating Contribution:
Marketplaces(3)	$(376)	$793	$(3,523)	$730
Media(3)	4,779	4,053	12,792	6,857
Add (deduct):
Corporate expenses(2)	(6,290)	(7,102)	(19,812)	(21,366)
Acquisition, disposition and realignment costs(4)	—	99	299	1,396
Adjusted EBITDA(5)	$(1,887)	$(2,157)	$(10,244)	$(12,383)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(1,887)	$(2,157)	$(10,244)	$(12,383)
Add (deduct):
Interest income (expense), net	64	33	143	58
Other (expense) income, net(6)	(6)	(31)	(9)	39,131
Depreciation and amortization(7)	(2,749)	(4,447)	(8,815)	(15,035)
Stock-based compensation(8)	(2,182)	(1,680)	(6,426)	(6,118)
Acquisition, disposition and realignment costs(4)	—	(99)	(299)	(1,396)
(Loss) income before income taxes	$(6,760)	$(8,381)	$(25,650)	$4,257

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

(8)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Domestic	$28,058	$22,708	$73,064	$64,214
International	5,402	5,351	16,199	15,249
Total revenue	$33,460	$28,059	$89,263	$79,463

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

As of September 30, 2017, we did not have any Level 1 financial assets measured at fair value. As described in Note 11, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The fair value adjustment to the liability for the three and nine months ended September 30, 2017 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.

As of September 30, 2016, Level 1 financial assets measured at fair value was $5.0 million, consisting of money market funds, which are included in cash and cash equivalents in our consolidated balance sheet.

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(6,817)	$(8,349)	$(25,800)	$4,209

Weighted average common shares outstanding—basic	20,745	20,236	20,363	20,279
Dilutive effect of common stock equivalents	—	—	—	232
Weighted average common shares outstanding—diluted	20,745	20,236	20,363	20,511

Net (loss) income per share
Basic	$(0.33)	$(0.41)	$(1.27)	$0.21
Diluted	$(0.33)	$(0.41)	$(1.27)	$0.21

For the three months ended September 30, 2017 and 2016, we excluded 2.2 million and 3.6 million shares, respectively, and for the nine months ended September 30, 2017 and 2016, we excluded 2.5 million and 3.4 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

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

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Society6.com (“Society6”) provides artists with an online commerce platform to feature and sell their original designs on an array of consumer products in the home décor, accessories, and apparel categories. Deny Designs, acquired in May 2017, is a print-on-demand home décor brand with in-house manufacturing capacity, and both wholesale and direct-to-consumer channels, complementing our Society6 business. SaatchiArt.com (“Saatchi Art”) is an online art gallery featuring a wide selection of original paintings, drawings, sculptures and photography that provides a global community of artists with a curated environment in which to exhibit and sell their work directly to consumers around the world. The Other Art Fair is a leading London-based art fair for discovering emerging artists that complements our Saatchi Art marketplace.

Our Marketplaces segment primarily generates revenue from the sale of products and services through our art and design marketplaces. On Society6 and Deny Designs, revenue is generated from the sale of print-on-demand products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art sold through the platform. We also generate Marketplaces service revenue from various sources relating to The Other Art Fair, including commissions from the sale of original art, fees paid by artists for leased space at the fairs and sponsorship opportunities at the fairs. Our Marketplaces segment is principally dependent on the number of transactions and average revenue per transaction generated by products and services sold through our online marketplaces. We believe there are opportunities to increase the number of transactions and the average revenue per transaction by attracting new visitors to our online marketplaces via diverse online and offline marketing, improving conversion of visitors to purchasing customers, continuing to introduce new products, growing our wholesale and direct-to-consumer channels, international expansion and offering product bundling and other promotions.

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles, and designed visual formats on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a health and healthy living destination; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific editorial categories or interests that we either own and operate or host and operate for our partners. Beginning in the third quarter of 2016, we launched several category-specific properties leveraging topics and certain content from eHow and our content library. During this process of migrating categories of content onto new media properties, we have also focused on creating new high-quality content, adding new features and improved products, while syndicating our content across multiple channels, including social media networks and third-party publishers. As we near the completion of this transformation of our media properties, eHow.com has significantly narrowed its focus on informative and entertaining projects for do-it-yourself enthusiasts. Our Media segment also includes our content publishing studio, through which we create content for third-party publishers and brands.

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

However, we believe that there are opportunities to increase the number of visits to our media properties from direct visits, social media platforms and search engine referrals by building high-quality products that provide a better user experience and lead to increased engagement across distribution channels. For example, Livestrong.com has seen sustained growth in traffic over the last two years after experiencing a decline in visits following algorithm changes in 2013. We have also seen increases in traffic when we moved certain category-specific content from eHow.com and other content from our content library to new vertically focused media properties, including Cuteness.com, Hunker.com, Techwalla.com, LEAF.tv and Sapling.com. In order to improve the quality of our products, we continually redesign and update our websites; refine our content library; rationalize ad unit density; and develop a greater variety of content formats, particularly video content and formats better suited for mobile devices and consumption on other platforms. We are also working with a curated network of contributors and influencers to create more authoritative and engaging content and we are focused on building strong followings on various social media platforms such as Facebook and Pinterest, where we also publish our content. Although these changes result in initial increased operating expenses and lower revenue, we believe that by providing consumers with an improved user and content experience, we will be able to continue to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe that there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored content in order to increase the overall ad unit rates we receive from our advertising partners.

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

Revenue

For the three months ended September 30, 2017 and 2016, we reported revenue of $33.5 million and $28.1 million, respectively. For the three months ended September 30, 2017 and 2016, Marketplaces revenue accounted for 67% and 59% of our total revenue, respectively, and Media revenue accounted for 33% and 41% of our total revenue, respectively.

For the nine months ended September 30, 2017 and 2016, we reported revenue of $89.3 million and $79.5 million, respectively. For the nine months ended September 30, 2017 and 2016, Marketplaces revenue accounted for 63% and 55% of our total revenue, respectively, and Media revenue accounted for 37% and 45% of our total revenue, respectively.

The revenue generated by our Marketplaces segment has higher costs associated with it as compared to our Media segment due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. During the nine months ended September 30, 2017, a higher percentage of our total revenue was generated by our Marketplaces segment as compared to the prior year. If our revenue sources continue to shift from our Media segment to our Marketplaces segment, our total costs relative to our revenue will be negatively impacted.

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

Marketplaces Metrics

•

Number of transactions: We define transactions as the total number of transactions successfully completed by a customer during the applicable period, excluding certain transactions generated by The Other Art Fair that relate to the hosting of the art fairs, such as sales of leased space to artists, sponsorships and tickets.

•

Average revenue per transaction: We calculate average revenue per transaction by dividing total revenue, excluding certain revenue generated by The Other Art Fair that relate to the hosting of the art fairs, such as fees paid by artists for leased space, fees paid for sponsorship opportunities and fair ticket sales, by the number of transactions initiated in that period.

Media Metrics

•

Visits: We define visits as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit.

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.
•

Video Views: We define video views as the total number of views of all of our media videos on Facebook and YouTube, or on Leaf Group sites or third-party sites via YouTube or any other embedded video player, during the applicable period. We include in this metric (i) views of videos published by any of our media properties, including Livestrong.com, eHow, category-specific sites and international sites; and (ii) videos viewed on multiple YouTube channels affiliated with our properties.

Social Media Metrics

•

Social Media Followers: We define social media followers as the sum of all Facebook, Pinterest, Instagram and Twitter followers, as well as all YouTube subscribers, across our Marketplaces or Media properties, as applicable, as of the last day of the relevant period. Social Media Followers includes subscribers for multiple YouTube channels affiliated with our properties. Individuals are counted more than once if they follow multiple properties or the same property on multiple platforms, or if they subscribe to multiple YouTube channels.

The following table sets forth our key business metrics for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Marketplaces Metrics(1)(2)(3):
Number of Transactions	380,766	282,960	35%	946,763	728,866	30%
Average Revenue per Transaction	$58.85	$58.56	—%	$58.45	$59.60	(2)%
Media Metrics(3)(4):
Visits (in thousands)	693,945	651,545	7%	2,097,023	2,082,666	1%
Revenue per Visit	$15.80	$17.51	(10)%	$15.83	$17.26	(8)%
Video Views (in thousands)	195,440	176,445	11%	605,105	501,887	21%
Social Metrics (in thousands):
Social Media Followers - Marketplaces(2)	2,618	1,913	37%	2,618	1,913	37%
Social Media Followers - Media	14,617	12,596	16%	14,617	12,596	16%
(1)

Marketplaces Metrics excludes certain revenue or transactions generated by The Other Art Fair that relate to the hosting of the art fairs, such as sales of leased space to artists, sponsorships and tickets.

(2)

Marketplaces Metrics and Social Media Followers for prior period metrics have been revised to conform to current period presentation to include The Other Art Fair acquired in July 2016 and Deny Designs acquired in May 2017.

(3)

For a discussion of these period-to-period changes in the number of transactions, average revenue per transaction, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.

(4)	Media Metrics include visits and revenue generated by Cracked.com and other non-core media properties prior to their respective disposition dates and are not adjusted to be shown on a pro forma basis.

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

We recognize product revenue from sales of products when the title and risk of loss transfers to the customer, net of sales allowances and estimated returns based on historical experience. During the first quarter of 2017, we revised the terms of sales for Society6 to reflect to the transfer of risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. The impact as a result of this change was not material for the three months ended September 30, 2017. The impact as a result of this change was an increase in product revenue of approximately $0.9 million for the nine months ended September 30, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period.

Service Revenue

Marketplaces

We generate Marketplaces service revenue primarily from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art, inclusive of The Other Art Fair. We also generate Marketplaces service revenue from various sources relating to The Other Art Fair, including fees paid by artists for leased space at the fairs and sponsorship opportunities at the fairs. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Service Costs

Service costs consist of payments relating to our Internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our partners pursuant to revenue-sharing arrangements where we are the primary obligor. In addition, service costs include expenses incurred in connection with art fairs hosted by The Other Art Fair, such as venue-related costs and fair personnel costs. In the near term, we expect service costs to remain relatively flat as a percentage of service revenue.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$20,908	$15,371	$50,841	$39,840
Service revenue	12,552	12,688	38,422	39,623
Total revenue	33,460	28,059	89,263	79,463
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	15,385	9,791	37,456	26,588
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	4,993	5,370	15,881	19,887
Sales and marketing(1)(2)	6,973	6,031	20,893	19,610
Product development(1)(2)	4,558	4,652	14,337	15,614
General and administrative(1)(2)	7,056	7,498	21,933	23,450
Amortization of intangible assets	1,313	3,100	4,547	9,246
Total operating expenses	40,278	36,442	115,047	114,395
Loss from operations	(6,818)	(8,383)	(25,784)	(34,932)
Interest income	66	35	148	60
Interest expense	(2)	(2)	(5)	(2)
Other (expense) income, net	(6)	(31)	(9)	39,131
Loss before income taxes	(6,760)	(8,381)	(25,650)	4,257
Income tax (expense) benefit	(57)	32	(150)	(48)
Net (loss) income	$(6,817)	$(8,349)	$(25,800)	$4,209

(1) Depreciation expense included in the above line items:
Product costs	$16	$—	$31	$—
Service costs	725	603	2,174	2,931
Sales and marketing	9	12	27	38
Product development	22	32	68	105
General and administrative	664	700	1,968	2,715
Total depreciation	$1,436	$1,347	$4,268	$5,789

(2) Stock-based compensation included in the above line items:
Service costs	$155	$142	$453	$1,054
Sales and marketing	209	145	586	586
Product development	475	290	1,352	1,206
General and administrative	1,343	1,103	4,035	3,272
Total stock-based compensation	$2,182	$1,680	$6,426	$6,118

As a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Product revenue	62.5%	54.8%	57.0%	50.1%
Service revenue	37.5%	45.2%	43.0%	49.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	46.0%	34.9%	42.0%	33.5%
Service costs (exclusive of amortization of intangible assets shown separately below)	14.9%	19.1%	17.8%	25.0%
Sales and marketing	20.9%	21.5%	23.4%	24.7%
Product development	13.6%	16.6%	16.1%	19.7%
General and administrative	21.1%	26.7%	24.6%	29.5%
Amortization of intangible assets	3.9%	11.1%	5.0%	11.6%
Total operating expenses	120.4%	129.9%	128.9%	144.0%
Loss from operations	(20.4)%	(29.9)%	(28.9)%	(44.0)%
Interest income	0.2%	—%	0.2%	0.1%
Interest expense	—%	—%	—%	—%
Other (expense) income, net	—%	—%	—%	49.3%
Loss before income taxes	(20.2)%	(29.9)%	(28.7)%	5.4%
Income tax (expense) benefit	(0.2)%	0.1%	(0.2)%	(0.1)%
Net (loss) income	(20.4)%	(29.8)%	(28.9)%	5.3%

Segment results (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Segment Revenue:
Marketplaces	$22,493	$16,650	35%	$56,061	$43,521	29%
Media	10,967	11,409	(4)%	33,202	35,942	(8)%
Total revenue	$33,460	$28,059	19%	$89,263	$79,463	12%

Segment Operating Expenses:
Marketplaces(1)	$22,869	$15,857	44%	$59,584	$42,791	39%
Media(1)	6,188	7,356	(16)%	20,410	29,085	(30)%
Add:
Corporate expenses(2)	6,290	7,102	(11)%	19,812	21,366	(7)%
Consolidated operating expenses	$35,347	$30,315	17%	$99,806	$93,242	7%

Segment Operating Contribution:
Marketplaces(3)	$(376)	$793	(147)%	$(3,523)	$730	(583)%
Media(3)	4,779	4,053	18%	12,792	6,857	87%
Add (deduct):
Corporate expenses(2)	(6,290)	(7,102)	11%	(19,812)	(21,366)	7%
Acquisition, disposition and realignment costs(4)	—	99	(100)%	299	1,396	(79)%
Adjusted EBITDA(5)	$(1,887)	$(2,157)	13%	$(10,244)	$(12,383)	17%

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

Marketplaces Revenue

Marketplaces revenue increased by $5.8 million, a 35% increase, to $22.5 million for the three months ended September 30, 2017, as compared to $16.7 million for the same period in 2016. The number of transactions increased 35% to 380,766 in the three months ended September 30, 2017 as compared to 282,960 in the same period in 2016, primarily due to the acquisition of Deny Designs, new product introductions and increased conversion rates. For the three months ended September 30, 2017, Marketplaces average revenue per transaction, which excludes certain revenue or transactions generated by The Other Art Fair that relate to the hosting of the art fairs, was $58.85, remaining relatively flat as compared to $58.56 in the prior year period. The increase in Marketplaces revenue was also driven by the acquisition of Deny Designs.

Marketplaces revenue increased by $12.5 million, a 29% increase, to $56.1 million for the nine months ended September 30, 2017, as compared to $43.5 million for the same period in 2016. The number of transactions increased 30% to 946,763 in the nine months ended September 30, 2017 as compared to 728,866 in the same period in 2016, primarily due to the acquisition of Deny Designs, new product introductions and increased conversion rates. For the nine months ended September 30, 2017, Marketplaces average revenue per transaction, which excludes certain revenue or transactions generated by The Other Art Fair that relate to the hosting of the art fairs, was $58.45, a decrease as compared to $59.60 in the prior year period due to an increase in promotional discounts. During the nine months ended September 30, 2017, we revised the terms of sales for Society6 to reflect the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. As a result of this change, we recognized approximately $0.9 million in product revenue for the nine months ended September 30, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period. The increase in Marketplaces revenue was also driven by the acquisitions of Deny Designs and The Other Art Fair.

Media Revenue

Media revenue decreased by $0.4 million, a 4% decline, to $11.0 million for the three months ended September 30, 2017, as compared to $11.4 million for the same period in 2016. Visits increased by 7% to 694 million visits in the three months ended September 30, 2017 from 652 million visits in the same period in 2016, primarily as a result of an increase in mobile traffic. RPV decreased by 10%, to $15.80 in the three months ended September 30, 2017 from $17.51 in the same period in 2016, primarily due to lower advertising monetization yields from the strategic shift to launch several category-specific media properties leveraging topics and content from eHow and a continued shift to higher mobile traffic with lower RPV than desktop visits

Media revenue decreased by $2.7 million, an 8% decline, to $33.2 million for the nine months ended September 30, 2017, as compared to $35.9 million for the same period in 2016. Visits increased by 1% to 2,097 million visits in nine months ended September 30, 2017 from 2,083 million visits in the same period in 2016, primarily as a result of the divestitures of certain online properties, including Cracked, as well as continued traffic declines on international sites, partially offset by traffic growth on Livestrong.com and other category-specific sites. RPV decreased by 8%, to $15.83 in the nine months ended September 30, 2017 from $17.26 in the same period in 2016, primarily due to lower advertising monetization yields from the strategic shift to launch several category-specific media properties leveraging topics and content from eHow and a continued shift to higher mobile traffic with lower RPV than desktop visits.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Product costs (exclusive of amortization of intangible assets)	$15,385	$9,791	57%	$37,456	$26,588	41%
Service costs (exclusive of amortization of intangible assets)	4,993	5,370	(7)%	15,881	19,887	(20)%
Sales and marketing	6,973	6,031	16%	20,893	19,610	7%
Product development	4,558	4,652	(2)%	14,337	15,614	(8)%
General and administrative	7,056	7,498	(6)%	21,933	23,450	(6)%
Amortization of intangible assets	1,313	3,100	(58)%	4,547	9,246	(51)%

Product Costs

Product costs for the three months ended September 30, 2017 increased by $5.6 million, or 57%, to $15.4 million, as compared to $9.8 million for the same period in 2016. The increase was primarily due to increased costs related to the higher volume of products sold on Society6 and the acquisition of Deny Designs, including higher in-house manufacturing personnel and related costs as a result of the acquisition.

Product costs for the nine months ended September 30, 2017 increased by $10.9 million, or 41%, to $37.4 million, as compared to $26.6 million for the same period in 2016. The increase was primarily due to increased costs related to the higher volume of products sold on Society6 and the acquisition of Deny Designs, including higher in-house manufacturing personnel and related costs as a result of the acquisition.

Service Costs

Service costs for the three months ended September 30, 2017 decreased by $0.4 million, or 7%, to $5.0 million, as compared to $5.4 million for the same period in 2016. The decrease was primarily due to decreases of $0.3 million from the realignment of our content studio and the related low margin custom content sale contracts, $0.2 million in information technology costs and $0.1 million in personnel and related costs, partially offset by an increase of $0.2 million in cost of services related to The Other Art Fair.

Service costs for the nine months ended September 30, 2017 decreased by $4.0 million, or 20%, to $15.9 million, as compared to $19.9 million for the same period in 2016. The decrease was primarily due to decreases of $1.9 million in personnel and related costs primarily driven by headcount reductions from the realignment of our content studio and the sale of our Cracked business, $1.3 million in content and content renovation expense, including from the realignment of our content studio and the related low margin custom content sale contracts, $0.8 million in depreciation expense, $0.4 million in information technology costs, $0.2 million in ad serving costs, partially offset by an increase of $0.7 million in cost of services related to The Other Art Fair.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2017 increased by $0.9 million, or 16%, to $7.0 million, as compared to $6.0 million for the same period in 2016. The increase was primarily due to increases of $0.7 million in marketing activities primarily relating to Livestrong.com and Society6 and $0.2 million in personnel related costs primarily driven by an increase in headcount from the acquisition of Deny Designs.

Sales and marketing expenses for the nine months ended September 30, 2017 increased by $1.3 million, or 7%, to $20.9 million, as compared to $19.6 million for the same period in 2016. The increase was primarily due to an increase of $3.9 million in marketing activities primarily relating to Livestrong.com and Society6, partially offset by a decrease of $2.6 million in personnel and related costs primarily driven by headcount reductions from the realignment of our content studio.

Product Development

Product development expenses for the three months ended September 30, 2017 decreased by $0.1 million, or 2%, to $4.6 million, as compared to $4.7 million in the same period in 2016, primarily due to a decrease of $0.2 million in personnel and related costs, partially offset by an increase of $0.1 million in licenses and support costs.

Product development expenses for the nine months ended September 30, 2017 decreased by $1.3 million, or 8%, to $14.3 million, as compared to $15.6 million in the same period in 2016, primarily due to decreases of $1.2 million in personnel and related costs driven by headcount reductions from the realignment of our content studio and the sale of our Cracked business and $0.3 million in consulting fees, partially offset by an increase of $0.2 million in licenses and support costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2017 decreased by $0.4 million, or 6%, to $7.1 million, as compared to $7.5 million in the same period in 2016. The decrease was primarily due to decreases of $0.2 million in legal and audit related costs, $0.1 million in personnel and related costs and $0.1 million in taxes and insurance costs.

General and administrative expenses for the nine months ended September 30, 2017 decreased by $1.5 million, or 6%, to $21.9 million, as compared to $23.5 million in the same period in 2016. The decrease was primarily due to decreases of $0.7 million in depreciation expense, $0.4 million taxes and insurance costs, $0.2 million in facilities and related costs, $0.1 million in personnel and related costs and $0.1 million in consulting fees.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2017 decreased by $1.8 million, or 58%, to $1.3 million, as compared to $3.1 million in the same period in 2016. The change was primarily due to the removal of certain content units in the three months ended September 30, 2016.

Amortization expense for the nine months ended September 30, 2017 decreased by $4.7 million, or 51%, to $4.5 million, as compared to $9.2 million in the same period in 2016. The change was primarily due to a decrease in amortization expense from intangible assets completing their useful life and the removal of certain content units in 2016.

Interest Income (Expense), Net

Interest income for each of the three month periods ended September 30, 2017 and 2016 was less than $0.1 million.

Interest income for the nine month periods ended September 30, 2017 and 2016 was $0.1 million and less than $0.1 million, respectively, primarily related to interest income paid to us on our money market deposit accounts which are included in cash and cash equivalents.

Other Income (Expense), Net

Other expense, net for each of the three months ended September 30, 2017 and 2016 was less than $0.1 million.

Other expense, net for the nine months ended September 30, 2017 was less than $0.1 million, as compared to other income, net of $39.1 million for the same period in 2016. The decrease was due to the gains recorded for the sales of our Cracked business and one of our non-core online properties during the nine months ended September 30, 2016.

Income Tax Benefit (Expense)

Income tax (expense) benefit for each of the three month periods ended September 30, 2017 and 2016 was less than $0.1 million.

Income tax expense for the nine month periods ended September 30, 2017 and 2016 was $0.2 million and less than $0.1 million, respectively, primarily related to minimal state and foreign income tax expenses.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended September 30, 2017 increased by $7.0 million, or 44%, to $22.9 million, as compared to $15.9 million in the same period in 2016. The change was primarily due to increases of $5.6 million in product costs as a result of revenue growth, $0.9 million in sales and marketing expense related to increased marketing investment and higher personnel costs, and $0.4 million in product development expense from increased personnel and related costs as a result of increased headcount. Marketplaces operating contribution was $(0.4) million for the three months ended September 30, 2017, as compared to $0.8 million in the same period in 2016.

Marketplaces operating expenses for the nine months ended September 30, 2017 increased by $16.8 million, or 39%, to $59.6 million, as compared to $42.8 million in the same period in 2016. The change was primarily due to increases of $11.6 million in product costs as a result of revenue growth, $3.2 million in sales and marketing expense related to increased marketing investment and higher personnel costs, $1.6 million in product development expense from increased personnel and related costs as a result of increased headcount and $0.3 million in general and administrative costs. Marketplaces operating contribution was $(3.5) million for the nine months ended September 30, 2017, as compared to $0.7 million in the same period in 2016.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended September 30, 2017 decreased by $1.2 million, or 16%, to $6.2 million, as compared to $7.4 million in the same period in 2016. The change was primarily due to decreases of $0.7 million in product development costs, primarily as a result of lower personnel and related costs due to a decrease in headcount, and $0.5 million in cost of services, including from the realignment of our content studio and the related low margin custom content sale contracts. Media operating contribution was $4.8 million for the three months ended September 30, 2017, as compared to $4.1 million in the same period in 2016.

Media operating expenses for the nine months ended September 30, 2017 decreased by $8.7 million, or 30%, to $20.4 million, as compared to $29.1 million in the same period in 2016. The change was primarily due to decreases of $3.7 million in cost of services, $3.0 million in product development costs and $2.0 million in sales and marketing expense, primarily as a result of lower personnel and related costs due to a decrease in headcount, including from the realignment of our content studio, partially offset by increased marketing investment. Media operating contribution was $12.8 million for the nine months ended September 30, 2017, as compared to $6.9 million in the same period in 2016.

Corporate Operating Expenses

Corporate operating expenses for the three months ended September 30, 2017 decreased by $0.8 million, or 11%, to $6.3 million, as compared to $7.1 million in the same period in 2016. The change was primarily due to decreases of $0.5 million in personnel and related costs due to a decrease in headcount, $0.2 million in legal and audit costs and $0.1 million in consulting fees.

Corporate operating expenses for the nine months ended September 30, 2017 decreased by $1.6 million, or 7%, to $19.8 million, as compared to $21.4 million in the same period in 2016. The change was primarily due to decreases of $0.8 million in personnel and related costs due to a decrease in headcount, $0.3 million in taxes and insurance expense, $0.2 million in consulting expense and $0.2 million in facilities related expense.

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

Adjusted EBITDA is one of the primary measures used by our management and board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, because it excludes certain expenses and gains that management believes are not indicative of our core operating results. Management believes that the exclusion of these expenses and gains provides a useful measure for period-to-period comparisons of our underlying core revenue and operating costs that is focused more closely on the current costs necessary to operate our businesses and reflects our ongoing business in a manner that allows for meaningful analysis of trends. In addition, management believes that excluding certain non-cash charges can be useful because the amounts of such expenses is the result of long-term investment decisions made in previous periods rather than day-to-day operating decisions. Adjusted EBITDA is also one of the primary measures management uses to prepare and update our short and long term financial and operational plans and to evaluate investment decisions. We also frequently use Adjusted EBITDA in our discussions with investors, commercial bankers, equity research analysts and other users of our financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(6,817)	$(8,349)	$(25,800)	$4,209
Add (deduct):
Income tax expense (benefit)	57	(32)	150	48
Interest (income) expense, net	(64)	(33)	(143)	(58)
Other expense (income), net(1)	6	31	9	(39,131)
Depreciation and amortization(2)	2,749	4,447	8,815	15,035
Stock-based compensation(3)	2,182	1,680	6,426	6,118
Acquisition, disposition and realignment costs(4)	—	99	299	1,396
Adjusted EBITDA	$(1,887)	$(2,157)	$(10,244)	$(12,383)

(1)	Primarily consists of income from the disposition of certain businesses and online properties.
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

Liquidity and Capital Resources

As of September 30, 2017, we had $33.0 million of cash and cash equivalents. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances.

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

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of $4.9 million. We have not initiated any repurchases of our common stock during the nine months ended September 30, 2017 and are not currently making repurchases. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of September 30, 2017, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(11,511)	$(13,478)
Net cash (used in) provided by investing activities	$(5,224)	$31,038
Net cash used in financing activities	$(1,053)	$(4,436)

Cash Flows from Operating Activities

Nine months ended September 30, 2017 and September 30, 2016

Net cash used in our operating activities during the nine months ended September 30, 2017 was $11.5 million as a result of our net loss during the period of $25.8 million, non-cash charges of $15.3 million related primarily to depreciation, amortization and stock-based compensation, and a net decrease in our working capital of $1.0 million. The change in working capital during the nine months ended September 30, 2017 was primarily due to the timing of payments associated with increased vendor and artists liabilities related to our Marketplaces segment, which continues to become a larger portion of our results.

Net cash used in our operating activities during the nine months ended September 30, 2016 was $13.5 million. Our net income during the period was $4.2 million, which included gains on disposal of businesses and online properties of $39.1 million, partially offset by non-cash charges of $21.1 million related to depreciation, amortization and stock-based compensation. Cash flow from operating activities was also impacted by changes in our working capital of $0.3 million. The change in working capital during the nine months ended September 30, 2016 was primarily due to the timing of the collection of accounts receivable balances associated with our Media segment, as well as the timing of payments associated with increased vendor and artists liabilities related to our Marketplaces segment, which continues to become a larger portion of our results.

Cash Flows from Investing Activities

Nine months ended September 30, 2017 and September 30, 2016

Net cash used in investing activities was $5.2 million during the nine months ended September 30, 2017. Cash used in investing activities for the nine months ended September 30, 2017 included $6.3 million paid for the acquisition of Deny Designs, net of cash acquired, $3.7 million related to investments in property and equipment, $0.2 million related to purchases of intangible assets, partially offset by cash inflows of $3.9 million from the release of the full escrow amount related to the sale of our Cracked business, $0.7 million from the release of restricted deposits, primarily related to the release of the escrow held for the Saatchi acquisition, and $0.4 million received from sale of one of our non-core online media properties in 2016.

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

Cash Flows from Financing Activities

Nine months ended September 30, 2017 and September 30, 2016

Net cash used in financing activities was $1.1 million during the nine months ended September 30, 2017. Cash used in financing activities for the nine months ended September 30, 2017 primarily consists of $2.8 million related to taxes paid on vesting of restricted stock units, $0.1 million of cash paid for acquisition holdback and $0.1 million used for repurchases of common stock, partially offset by $1.9 million in proceeds from exercises of stock options and purchases under ESPP.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we did not have any off balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2017 and 2016, we used $3.7 million and $3.7 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $0.5 million and $2 million during the remainder of the year ending December 31, 2017.

Contractual Obligations

For the nine months ended September 30, 2017, as a result of the acquisition of Deny Designs, our operating lease obligations increased by $0.8 million, to be paid over the next four years. In addition, contingent consideration of up to $3.6 million is payable annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration is valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria per the purchase agreement, and is included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets as of September 30, 2017. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.

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

Concentrations of Credit Risk

As of September 30, 2017, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and four foreign banks. We also maintained cash balances with four Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	September 30, 2017	December 31, 2016
Google Inc.	34%	35%

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended September 30, 2017.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

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

Date: November 7, 2017