Form 10-K
period 2017-12-31
LEAF GROUP LTD.
filed 2018-03-01
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
			
Emerging Growth Company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $95.2 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 22, 2018, there were 24,461,965 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

Item 1. Business

As used herein, “Leaf Group,” the “Company,” “our,” “we,” “us” and similar terms include Leaf Group Ltd. and its subsidiaries, unless the context indicates otherwise.

“Leaf Group” and other trademarks of ours appearing in this report, such as “Society6”, “Deny Designs”, “eHow”, “Hunker” and “The Other Art Fair”, are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

Overview

Leaf Group is a diversified consumer internet company. We build enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including art and design, fitness and wellness, home and décor, do-it-yourself projects and crafts, amongst others.

Our business is comprised of two reporting segments: Marketplaces and Media. Financial information by segment is set forth in Note 15 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Marketplaces

Leaf Group’s Marketplaces segment includes art and design marketplaces that serve a global community of approximately 380,000 independent artists. Our marketplaces empower artists to reach a global audience of art lovers and design conscious buyers and earn a living or supplement their income while pursuing their passion, while we handle various marketing, promotion, and logistics, such as coordination of made-to-order production, global shipping and payment processing. Through our portfolio of marketplace brands, we create compelling and differentiated experiences that serve the needs of an attractive demographic of art enthusiasts and design conscious consumers throughout their key life stages. Our marketplace brands are distinguished by the diversity and quality of available products, high caliber of artists and superior customer service that we provide to both artists and buyers.

Our portfolio of marketplace brands includes:

Made-to-order marketplaces.  We operate artist-driven, made-to-order digital commerce marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our distinct made-to-order marketplaces target diverse demographics across multiple channels and operate as an integrated business, which allows for strategic and advantageous partnerships with our third party vendors and suppliers.

•

Society6.  Society6 is a digital commerce brand which aims to empower style and creative independence, targeting young adults who are culturally sophisticated and self-expressive. Society6 provides artists with an online commerce platform to feature and sell their original art and designs on consumer products in the home décor, accessories, and apparel categories. Artists post their designs, set the price for art prints and select other products within the Society6 product portfolio on which their art and designs can be sold. After a product is purchased, third party vendors produce, package and ship the product directly to the buyer. As of December 31, 2017, there were approximately 270,000 active artists on Society6, an increase of more than 17% from the prior year. There are now more than 4.7 million unique designs and approximately 40 consumer products available across the Society6 product portfolio. During 2017, Society6 facilitated sales from customers located in over 180 countries.

•

Deny Designs.  Deny Designs, acquired in May 2017, is an artist-driven, home décor brand aimed toward sophisticated and contemporary customers who desire to express themselves through individualized home statement pieces. Deny Designs offers a collection of designs from their gallery of curated artists. These designs are printed on an assortment of premium home décor products, including select proprietary furniture products manufactured in-house at Deny Designs’ facility in Denver, CO. In addition to its online direct-to-consumer channels, Deny Designs also sells products through wholesale channels to trade and hospitality clients, as well as retail distribution partners. As of December 31, 2017, there were approximately 170 active artists on Deny Designs and more than 12,000 unique designs available.

Fine art marketplace.  We also operate a fine art marketplace, Saatchi Art, which allows consumers to discover a large selection of original artwork and designs.

•

Saatchi Art.  Saatchi Art, which includes SaatchiArt.com and its complementary art fair event brand, The Other Art Fair (collectively, “Saatchi Art”), is a leading fine art marketplace where approximately 110,000 artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs currently hosted in the United Kingdom, Australia and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography and has sold works to buyers located in over 100 countries. There are currently more than 870,000 original, unique works available on the Saatchi Art platform. In addition, artists can choose to sell open edition or exclusive limited edition art prints derived from the artwork they post on Saatchi Art. Saatchi Art also offers an art advisory service which provides individual collectors and trade professionals with access to an art curator who will help select artwork tailored to the customer’s needs, space and style. In 2017, Saatchi Art’s The Other Art Fair hosted seven art fairs, showcasing approximately 110 artists and their work at each fair. We intend to expand our reach and launch additional art fairs in two new cities during 2018.

Media

Leaf Group’s Media segment consists of a diverse portfolio of media properties that educate and inform consumers on a broad range of topics. Our media properties enable a large community of subject matter experts to share their knowledge and passion with consumers across the internet. We generate the majority of our media revenue from the sale of advertising.

Brands.  Our portfolio of owned and operated media properties includes Livestrong.com, Hunker, eHow and Cuteness.com, as well as approximately 20 other media properties that are focused on specific topics or interests. Collectively, our owned and operated media properties reached over 50 million average monthly unique visitors in the United States in the fourth quarter of 2017 according to comScore.

•

Livestrong.com, our largest media brand, is an online destination for healthy living with an extensive library of health, fitness, lifestyle and nutrition articles and videos. Livestrong.com also offers mobile applications that monitor users’ health, fitness and life achievements.

•	Hunker is an online destination for home and space inspiration, with original home tours, practical do-it-yourself solutions and design advice for real people.
•	Cuteness.com is an online community serving pet owners and animal lovers through useful pet information and pet training tips, as well as fun animal related articles and videos.
•	eHow is a leading online how-to resource providing inspiration and solutions for do-it-yourself projects and crafts to make them attainable and fun for everyone.

Content Creation. We create high-quality, informative and entertaining digital content in a wide variety of formats including videos, articles and slideshows. We use a combination of internal editorial staff, freelance contributors and social influencers to produce this content. Our platform uses advanced algorithms to identify the questions or topics that are on consumers’ minds. Our platform also manages the development, refinement and eventually the publishing of this content to the web, email and social channels. Our mission is to connect the knowledge and the passion of an expert with interested and curious consumers.

Traffic Sources.  Consumers can find our content through a variety of modern digital distribution channels including search, social networks, email campaigns and direct navigation. Once a consumer discovers us, we make it easier for them to follow us on social networks, share our content with friends and sign-up for our newsletters. We have a large and growing following across social networks including Facebook, Pinterest and Instagram.

Mobile Applications.  Our media portfolio also includes mobile applications. MyPlate, our most successful app, is integrated into our Livestrong.com brand. As of December 2017, MyPlate was used by over 410,000 consumers to track their calories and improve their diet. MyPlate is monetized via ads, sponsorships and a premium subscription offering that unlocks advanced features.

Monetization.   Each of our owned and operated properties is designed to optimize revenues from a diverse set of buyers. We carefully maximize yield across the monetization ad stack between direct brand, programmatic and third parties, each representing a different value bracket. We engage directly with brands on unique content and sponsorship opportunities to connect with our diverse consumers. We also leverage programmatic tools and proprietary data to connect advertisers with valuable audiences across our media properties.

Partner Sites.  Some of our websites were developed in coordination with other media companies and publishers. In these cases, we create, maintain and host content that exists on the partner’s sub-domain and is seamlessly integrated into our partner’s website. Revenues from this content are shared with the partner. We currently have 25 such hosted properties in our portfolio of media properties

Technology

Our technologies include software applications built to run on independent clusters of standard and commercially available servers located at co-location facilities in North America. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Redis, mongoDB, Memcache, Elasticsearch and Couchbase. These systems are connected to the internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third party services to geographically deliver data using major content delivery network (“CDN”) providers, such as Akamai. Virtualization is heavily deployed throughout our technology architecture, which affords scaling numerous properties in an efficient and cost effective manner. Enterprise class storage systems provide redundancy in order to maintain continued and seamless system availability in the event of most component failures.

Our business intelligence platform and financial systems are hosted in a Tier IV data center alongside most of our public facing Media websites and applications. Some of our Marketplaces websites are hosted with a third party cloud hosting provider. Each of our significant websites is designed to be fault-tolerant, with collections of application servers, typically configured in a load balanced state, in order to provide additional resiliency. Our environment is equipped with a full-scale monitoring solution, which includes an outsourced network operations center that is continuously staffed.

International Operations

We provide our products and services to consumers around the world. Our marketplaces are available to artists and buyers globally and while it is still a small part of our outsourced production process, we work with international vendors in the Asia-Pacific and European regions to more efficiently ship products to customers and we will continue to look for opportunities to work with additional international vendors. In addition, Saatchi Art’s The Other Art Fair currently hosts art fairs in the United Kingdom, Australia and the United States.

Information regarding financial data by geographic areas is set forth in Note 15 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K, and additional information regarding certain risks associated with our international operations is provided under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Customers

The products and artwork sold through our Marketplaces segment are primarily sold directly to consumers. We also distribute products through third party retailers and sell products and artwork to trade professionals and commercial customers.

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

Marketplaces.  Our art and design marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Our made-to-order marketplaces, Society6 and Deny Designs, primarily compete with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third party fulfillment partners and shipped directly to customers, such as RedBubble and Threadless, as well as companies that offer broader home décor and apparel products for creative, design conscious consumers, such as Etsy, Wayfair, Urban Outfitters, and West Elm. Our fine art marketplace, Saatchi Art, competes with traditional offline art galleries, art consultants, and online platforms selling original artwork such as Artfinder, Artspace, Rise Art, eBay and Amazon Art, as well as various art fairs that feature reasonably priced artwork from emerging artists such as The Affordable Art Fair. Our marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms and attend our fairs. We believe that the principal competitive factors for such marketplaces include the quality, price and uniqueness of the products, artwork or services being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to our made-to-order products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength. We expect competition to continue to intensify as online and offline businesses increasingly compete with each other and the barriers to enter online channels are reduced.

Media.  We face intense competition for the properties within our Media segment from a wide range of competitors. These markets are rapidly evolving, highly fragmented and competition could increase in the future as more companies enter the space. We compete for advertisers on the basis of a number of factors, including return on marketing expenditures, price of our offerings, and the ability to deliver large audiences or precise types of segmented audiences. Our principal competitors in this space currently include various online media companies ranging from large internet media companies to specialized and enthusiast properties that focus on particular areas of consumer interest, as well as social media outlets such as Facebook, Instagram, Snapchat and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers. Some of our competitors have larger audiences and more financial resources than we have and many of our competitors are making significant investments in order to compete with various aspects of our business.

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

Intellectual Property

Our intellectual property consists of trademarks, service marks, patents, copyrights and trade secrets, and is, in the aggregate, important to our business. To protect our proprietary rights, we rely on a combination of intellectual property rights in the United States and other jurisdictions, including trademarks, patents, copyrights, and trade secret laws, together with contractual provisions and technical measures that we have implemented. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we maintain strict control access to our proprietary systems and technology, including our platforms, infrastructure and production environments. We also enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality and non-disclosure agreements with third parties that provide products and services to us. We also license certain trademarks, tradenames and/or copyrights through long-term license arrangements.

We have trademarks registered in the United States and in various countries (some of which are registered in multiple classes) for some of our core properties, including “Society6”, “Hunker”, “Cuteness” and “eHow”, and we have additional trademark applications pending in the United States and other jurisdictions. We also have patents granted by the United States Patent and Trademark Office and other jurisdictions with respect to certain methods, processes and technologies related to our Media segment that expire between 2027 and 2034, and we have patent applications pending in the United States and other jurisdictions specific to our Media segment. We believe that the duration of our patents is adequate for the current needs of our business. We generally do not register the copyrights associated with our Media content with the United States Copyright Office due to the relatively high costs we would incur to register all of our copyrights.

In addition to the intellectual property we own, we also have perpetual licenses to use the “Saatchi” name in connection with our Saatchi Art marketplace and the “Livestrong.com” name in connection with our Livestrong.com media property, in each case, as permitted by the terms of intellectual property or licensing agreements with the third parties who retain the perpetual ownership rights to such names. Additional information regarding certain risks related to our intellectual property is included under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

In the United States, Congress has adopted legislation that regulates certain aspects of the internet, including the Communications Decency Act, the Digital Millennium Copyright Act, the Lanham Act, the Anticybersquatting Consumer Protection Act, the CAN-SPAM Act, the Children’s Online Privacy Protection Act (“COPPA”) and the Federal Trade Commission Act. Advertising and promotional information presented to visitors on our online properties, our related social media channels and through our other marketing activities are subject to federal and state consumer protection laws and regulations that govern unfair and deceptive practices. Because we operate large consumer-facing media properties and marketplace platforms, we are also subject to state, federal and foreign laws and regulations governing privacy of users’ search and purchasing habits and other information, including requirements related to the collection and protection of consumers’ non-public personal information, user preferences and similar personal data. We believe that we will also be subject to the General Data Protection Regulation (“GDPR”), which was enacted in the European Union in May 2016, becomes effective in May 2018 and relates to data protection and privacy.

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

Employees

As of December 31, 2017, we had 286 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Seasonality

Our Marketplaces service offering is affected by traditional retail seasonality and there is generally increased sales activity on our marketplaces platforms during the third and fourth quarter back-to-school and holiday seasons. Both our Marketplaces and Media service offerings are also affected by seasonal fluctuations in internet usage, which generally slows in the first quarter of the calendar year as well as during the summer months. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

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

In order for our businesses to grow, we must attract new visitors and customers to our marketplaces and media properties and retain our existing visitors and customers. One of the key factors to growing our marketplace platforms is expanding our new and repeat customer base. Our ability to attract new customers, some of whom may already purchase similar products from our competitors, depends in part on our ability to successfully drive traffic to our marketplaces using social media platforms, e-mail marketing campaigns and promotions, paid referrals and search. We may incur significant expenses related to customer acquisition and promotional activities, and the net sales from new customers may not ultimately exceed the cost of acquiring these customers. Additionally, we believe that many of the new customers for our marketplaces originate from word-of-mouth and other non-paid referrals from existing customers. If we fail to deliver a differentiated consumer experience or if customers do not perceive the products or designs sold through our marketplaces to be of high value and quality, we may have difficulty retaining our existing customers and attracting new customers through referrals and other channels.

Our success in attracting traffic to our media properties and converting these visitors into repeat users depends, in part, upon our ability to identify, create and distribute high-quality and reliable content through engaging products and our ability to meet rapidly changing consumer demand. We may not be able to identify and create the desired content and produce an engaging user experience in a cost-effective or timely manner, if at all. As discussed further below, we depend on search engines to direct a significant amount of traffic to our media properties and we utilize search engine optimization efforts to help generate search referral traffic to our media properties. If we are unable to successfully modify our search engine optimization practices in response to changes regularly implemented by search engine algorithms and in search query trends, or if we are unable to generate increased or diversified traffic from other sources such as social media, e-mail, direct navigation and online marketing activities, we could experience substantial declines in traffic to our media properties and to our partners’ media properties, which would adversely impact our business, financial condition and results of operations.

If internet search engines continue to modify their methodologies, traffic to our online properties, and particularly to our media properties, could decline significantly.

We depend on various internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our properties, including media properties that we host for our partners. Our media properties are particularly dependent on search referral traffic. For the year ended December 31, 2017, based on our internal data, a majority of the traffic directed to our media properties came directly from internet search engines and more than half of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by search engines to display results could cause our properties to receive less favorable placements in the search results. In addition, search engine providers typically display, together with organic search results, content and advertising links that may divert traffic from the pages referenced in the organic search results, including paid search results and content and links selected by the search engine provider or other online marketing firms. Accordingly, even if we rank highly in organic search results, traffic to our properties may still decline as a result of paid search results and other content included on the search results page generated by a search query. Internet search engines could also decide that content on our media properties, or the size, placement and type of ad units displayed on webpages hosting our content, is unacceptable or violates their policies, which continue to evolve over time. Internet search engines could also view product or layout changes made to our properties unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

Google, Bing and Yahoo! regularly deploy changes to their search engine algorithms. Since our inception, we have experienced fluctuations in the total number of search referrals to our properties. The changes to search engine algorithms by Google, Bing and Yahoo! have resulted in the past, and may result in the future, in substantial declines in traffic directed to our media properties, which contributed to significant and sustained revenue declines from our media segment in prior periods. Any future or ongoing changes made by search engines that negatively impact the volume of search referral traffic to any of our media or marketplace properties could materially and adversely affect our business, financial condition and results of operations.

We generate the majority of our Media revenue from advertising.  A reduction in advertising revenue, including as a result of lower ad unit rates, increased availability of ad blocking software, lower online advertising spend, a loss of advertisers or lower advertising yields, could seriously harm our business, financial condition and results of operations.

We currently generate the majority of our Media revenue from advertisements displayed on our media properties, and we expect to continue to derive a significant amount of our Media revenue from advertising. For the years ended December 31, 2017, 2016 and 2015, we generated 32%, 37% and 53%, respectively, of our total revenue from advertising. We have historically experienced declines in blended ad unit rates for both desktop and mobile since 2014, resulting in lower advertising revenue, and any further reductions in ad unit rates would negatively impact our financial results. In addition, an increasing percentage of our content is now consumed on social media platforms, which does not monetize as well as the same content consumed on directly on our websites. Software developers have also increased the availability of ad blocking software, primarily on desktop devices. Increased adoption of ad blocking software by users could reduce our advertising revenue and negatively impact our financial results.

We also believe that advertising spend on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the evolving online media landscape where advertisers are more selective as to where they allocate capital for branded campaigns vs. programmatic spend; the cyclical and discretionary nature of advertising spending, including the perceived impact of campaign strategies; general economic conditions, as well as economic conditions specific to the internet and media industry; and the occurrence of extraordinary events, such as natural disasters, terrorist attacks or political instability. Brands and advertisers are also increasingly focusing a significant portion of their online advertising budgets on social media platforms such as Facebook, Snapchat, Instagram and Pinterest. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities across our media properties, our revenue from advertising could be adversely impacted. An inability to maintain or increase our advertising revenue would have a material adverse effect on our business, financial condition and results of operations.

Additionally, our advertising strategy is currently focused on both direct sales channels with brands and advertising agencies, including native and sponsored ad campaigns, as well as programmatic offerings that utilize various advertising network exchanges, including exchanges operated by Google and Index Exchange. Operating on a programmatic basis requires us to actively manage the sale of our ad inventory on these exchanges, and many advertisers and agencies are now focusing more of their budgetary advertising spend through these exchanges. An inability to successfully manage our ad stack, including the programmatic process and our direct sales team, could have a material adverse effect on our business, financial condition and results of operations.

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

We depend upon certain arrangements with Google for a significant portion of our advertising revenue. A termination of, or a loss of revenue generated from, our arrangements with Google would have a material adverse effect on our business, financial condition and results of operations.

We have an extensive relationship with Google and a significant portion of our total revenue is generated by advertising provided by and through Google products and services. For the years ended December 31, 2017, 2016 and 2015, we derived approximately 24%, 27% and 36%, respectively, of our total revenue from our various arrangements with Google. Google provides both cost-per-click advertisements and cost-per-impression advertisements to our media properties and we receive a portion of the revenue generated by such advertisements. We also utilize Google’s DoubleClick Ad Exchange, a sell-side auction marketplace, to sell display advertising space on our media properties to third party advertisers. In addition, we use Google’s DoubleClick ad serving technology to deliver advertisements to our media properties. Our various services agreements with Google, which govern our advertising, technology and search relationships with Google, are set to expire between 2018 and 2020. Google has the right to terminate its agreements with us prior to their expiration upon the occurrence of certain events, including if Google reasonably believes that our use of its products and services violates the rights of third parties, and other breaches of contractual provisions, a number of which are broadly defined. In addition, Google is permitted to discontinue the provision of certain services to us under our primary services agreements at specified times, in its sole discretion. If Google terminates our arrangements with it or ceases to provide certain key advertising products or services to us, or if we are unable to enter into new agreements with Google or its competitors that provide similar products or services on terms and conditions favorable to us prior to the expiration of the current agreements, we may not be able to enter into new agreements with alternative third party advertisement providers or for alternative ad serving platforms on acceptable terms or on a timely basis or both.

Furthermore, our advertising and technology agreements with Google may not continue to generate the same level of revenue that we have received from such arrangements during past periods for a variety of reasons, including a reduction in the amounts Google is able to charge advertisers and the acceptance and effectiveness of Google’s ad serving and sales technology. Our ability to generate advertising revenue from Google also depends, in part, on Google’s assessment of the quality and performance characteristics of internet traffic resulting from advertisements placed on our media properties. In addition, Google may at any time change the nature of, or suspend, the services that it provides to advertisers and the catalog of advertisers from which advertisements are sourced, or modify its policies with respect to how advertisements may be displayed on a webpage. These types of changes or suspensions would adversely impact our ability to generate revenue from our various agreements with Google. Any termination of or change in the services that Google provides to us, or a loss of revenue generated by our various agreements with Google, would have a material adverse effect on our business, financial condition and results of operations.

Mobile devices are increasingly being used to access the internet and, in addition, our content is increasingly being consumed on social media platforms. Advertising yields on mobile web and social media platforms are typically lower than direct desktop yields, and this shift could negatively impact our business, financial condition and results of operation.

The number of people who access the internet through mobile devices such as smartphones and tablets, rather than through desktop or laptop computers, has increased substantially. Additionally, individuals are increasingly consuming publisher content through social media platforms. If we cannot effectively distribute our media content, products and services on these devices or through these platforms, we could experience a decline in visits and traffic and a corresponding decline in revenue. It is also more difficult to display advertisements on mobile devices without disrupting the consumer experience. We have made, and may make further, changes to the layouts and formats of our mobile optimized sites in order to improve the user experience or comply with the requirements of our advertising partners, which could negatively impact our monetization efforts on mobile devices. In addition, advertising yields on mobile web and social media platforms are currently lower than direct desktop yields. The significant increase in consumption of our media content on mobile devices and through social media platforms has, in part, contributed to a reduction in our Media revenue per one thousand visits, or RPVs. As a result of these factors, the increasing use of mobile devices and social media platforms to access our content could negatively impact our business, financial condition and results of operations.

Certain changes to the business model for our Media segment and related expenditures could negatively impact our operating margins in the near-term and may not lead to our anticipated increased revenue in the long-term.

As part of the transformation of our Media business, we have taken various actions and incurred significant expenses to improve the user experience and engagement on certain of our media properties by redesigning the websites; removing duplicative or low-quality content; improving and/or rewriting existing content; reducing the ad unit density; changing the format of ad units; improving the mobile experience and adding products and user engagement tools. Such actions do not directly generate related revenue and certain changes will likely negatively impact our revenue and operating margins in the near-term. In particular, since 2013, we removed a significant amount of content from eHow and Livestrong.com, some of which was migrated to new content specific websites, and reduced the number of ad units on each page, which collectively resulted in a large decrease in revenue and may continue to negatively impact revenue and operating margins due to the reduction in content and ad units generating advertising revenue on these sites. We may also incur additional expenses in order to further improve the content, product and user experience associated with our media properties.

In addition, in the second half of 2016, we began launching several category-specific media properties leveraging topics and content from eHow because we feel that more narrowly focused media properties with a distinct editorial voice now resonate better with audiences and advertisers. These category-specific media properties currently include: Hunker, a design and home décor focused website for millennials and first time homeowners; Cuteness.com, a community for pet owners and animal lovers; Techwalla.com, a site that provides expansive reviews and information on tech products for your home and family; LEAF.tv, a site with rich content in living, eating, and fashion; and Sapling.com, a millennial source for information on personal finance. We have historically received lower advertising rates on the new properties as compared to eHow, particularly when the new properties were first launched, and the content that is moved may not ultimately generate the same or increased traffic on the new category-specific properties. These recent changes and any additional changes may not result in increased visits to, or increased revenue generated by, our media properties in the aggregate in the near-term or long-term.

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

The success of our marketplaces is dependent upon a number of factors, including:

•	demand for these types of products and market acceptance of our products and services;
•	our ability to attract and retain new customers;
•	increased brand awareness and the reputation of our marketplaces;
•	our ability to increase conversion rates and average order values;
•	our ability to maintain the artist communities on Society6, Deny Designs and Saatchi Art so that artists continue to contribute and maintain their original artwork and designs on these marketplaces;
•

our ability to cost-effectively introduce and market new products on Society6 and Deny Designs on a timely basis to address changing consumption trends and consumer preferences and to differentiate us from our competitors;

•

our ability to identify and attract local artists who will drive attendance and art sales, as well as local art directors and personnel to efficiently operate at fairs hosted by Saatchi Art’s The Other Art Fair in multiple cities around the world;

•	the success and competitiveness of new entrants into this highly competitive industry;
•	competitive pricing pressures, including potential discounts offered to attract customers and reduced or free shipping;
•

maintaining significant strategic relationships with our made-to-order suppliers and ensuring the costs and quality of their products and the timeliness of our production cycle for our art and design marketplaces;

•	disruptions in the supply-chain, production and fulfillment operations associated with the made-to-order products sold through our art and design marketplaces;
•	our ability to source reliable local vendors as we look to expand internationally;
•	shipping disruptions or delays with, or return rates for, the products sold through our online marketplaces;
•	the overall growth rate of e-commerce and marketplaces and changes in consumer spending on discretionary purchases; and
•

legal claims, including copyright and trademark infringement claims, right of publicity claims and product liability claims, which may expose us to greater litigation costs in the future as compared to historical levels.

If we are unable to successfully grow our marketplaces, including as a result of lower customer growth or retention than expected, or if the revenue generated from marketing initiatives related to our marketplaces is less than the costs of such initiatives, our business, financial condition and results of operations could be materially and adversely affected.

If the mobile solutions available to buyers and sellers using our online marketplaces are not effective, the growth prospects for our marketplaces could decline and our marketplaces revenue and business could be adversely affected.

Consumers are increasingly conducting online shopping on mobile devices, including smartphones and tablets, rather than on desktop/laptop computers. Although we continually strive to improve the mobile experience for users of Society6 and Saatchi Art accessing our marketplaces through mobile devices, the smaller screen size and reduced functionality associated with some mobile device interfaces may make the use of our marketplace platforms more difficult or less appealing to our members. Historically, visits to our marketplaces on mobile devices have not converted into purchases as often as visits made through desktop/laptop computers and the average order value for mobile transactions has been lower than desktop transactions. Society6, Deny Designs and Saatchi Art sellers are also increasingly using mobile devices to operate and monitor their accounts on our platforms and if we are not able to deliver a rewarding experience to sellers using mobile devices, our Marketplaces segment may suffer. If our members encounter difficulty accessing or using our marketplace platforms on their mobile devices, or if our members choose not to use our marketplace platforms on their mobile devices, the growth prospects for our marketplaces could decline. Additionally, if conversion rates and average order values for mobile transactions on our marketplaces do not increase, our marketplaces revenue and results of operation for our Marketplaces segment may be adversely affected.

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

Marketplaces

Our art and design marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Society6 and Deny Designs primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third party fulfillment partners and shipped directly to customers, such as RedBubble and Threadless, as well as companies that offer broader home décor and apparel products for creative, design conscious consumers, such as Etsy, Wayfair, Urban Outfitters, and West Elm. Saatchi Art competes with traditional offline art galleries, art consultants and other online properties selling original artwork, such as Artfinder, Artspace, Rise Art, eBay and Amazon Art, as well as various art fairs that feature reasonably priced artwork from emerging artists such as The Affordable Art Fair. We expect competition to continue to intensify as online and offline businesses increasingly converge or compete with each other, and because the barriers to entry into online channels can be low.

Our marketplace platforms must successfully attract, retain and engage both buyers and sellers to use our platforms. We believe that the principal competitive factors for our marketplaces include the quality, price and uniqueness of the products, artwork or services being offered; the selection of goods and artists featured; the ability to source our product assortment efficiently and cost-effectively with respect to our made-to-order products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength.

Many of the current competitors to our Marketplaces segment have, and potential competitors may have, longer operating histories, larger customer bases, greater technical capabilities, greater brand recognition, differentiated products and services, and substantially greater financial, marketing and other resources than we have. These resources may help some of our competitors and potential competitors react more quickly as the industry evolves, focus more on product innovation, and devote substantially more resources to website and system development than we do. Some of the competitors to our online marketplaces may offer or continue to offer faster and/or free shipping, more favorable return policies or other transaction-related services which improve the overall customer experience, but which could be impractical or inefficient for us to implement. Some of our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence to build their customer bases and drive sales. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

Media

We face intense competition for the properties within our Media segment from a wide range of competitors. We compete for advertisers on the basis of a number of factors including return on marketing expenditures, price of our offerings and the ability to deliver large or precise types of segmented audiences. Our current principal competitors include:

•

Online Media Properties. We compete with numerous digital media companies, some of which have much larger audiences and financial resources than we have, for online marketing budgets. We also compete with companies and individuals that provide specialized consumer information online, including through enthusiast websites, message boards and blogs. These competitors compete with us across several areas of consumer interest including do-it-yourself, fitness and health, home décor, fashion and beauty, crafts, personal finance, technology and pets.

•

Social Media Outlets. We compete with social media outlets such as Facebook, Snapchat, Instagram and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers.

Our Media segment may face increased future competition if any of our competitors devote increased resources to more directly address the online market for the professional creation and distribution of content. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater brand recognition, longer operating histories, substantially greater financial, marketing and other resources, greater technical capabilities, access to larger customer bases and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products to compete with our current offerings and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For example, if Google chose to compete more directly with us as a publisher of similar content, we may face the prospect of the loss of business or other adverse financial consequences due to Google’s significantly greater customer base, financial resources, distribution channels and patent portfolio.

We rely on freelance artists and designers to generate the artwork and designs sold through our art and design marketplaces. We may not be able to attract or retain enough artists or designers to generate artwork and designs on a scale or of a quality sufficient to grow our business.

Our art and design marketplaces rely on artists and designers to join our communities and contribute original artwork and designs that they seek to sell or monetize through the sale of art prints and other made-to-order consumer products in the home décor, accessories, and apparel categories. We rely on freelance artists and designers to upload their unique art or designs to Society6 and Deny Designs or sell their original artwork on Saatchi Art, or at fairs hosted by Saatchi Art’s The Other Art Fair. We may not be able to attract or retain enough artists to generate artwork and designs on a scale or of a quality sufficient to grow our business. Furthermore, our competitors may attempt to attract members of our artist communities by offering compensation and revenue-sharing arrangements that we are unable to match. If we are unable to continue attracting artists and designers to our marketplaces, our revenues from sales of artwork and made-to-order products will decrease, which would have a negative impact on our business, financial condition and results of operations.

Poor perception of our brands or business could harm our reputation and adversely affect our business, financial condition and results of operations.

Our Media segment is dependent on attracting a large number of visitors to our media properties and providing leads and clicks to our advertisers, which depends in part on our reputation within the industry and with our users. Historical perception that the quality of our content may not be the same or better than that of other published internet content, even if baseless, may damage our reputation and impact our ability to effectively solicit prospective advertisers. In addition, Livestrong.com is a licensed trademark from the Livestrong Foundation and there has been negative publicity surrounding Mr. Armstrong in the past. Any damage to the reputation of our brands could harm our ability to attract and retain advertisers, visitors, partners, customers and artists, which would materially adversely affect our business, financial condition and results of operations.

Risks Relating to our Company

We have a history of operating losses and may not be able to operate profitably or generate positive cash flow.

We were founded in 2006 and, except for the year ended December 31, 2012, when we generated net income, we have had a net loss in every year since inception, including generating a net loss of $31.1 million for the fiscal year ended December 31, 2017. As of December 31, 2017 we had an accumulated deficit of approximately $428.8 million and we may continue to incur net operating losses in the future. Moreover, our cash flows from operating activities do not currently cover all of our operating expenses, and we may not generate sufficient cash to cover operating expenses for the foreseeable future. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our current cash, cash equivalents and cash provided by operating activities will be sufficient to fund our operations for the next 12 months. It is possible, however, that we may not generate sufficient cash from operations or otherwise have the capital resources to meet our future capital needs, including to invest in areas for growth or to acquire complementary businesses, and we do not currently have a line of credit in place if we need to borrow funds. If we do not generate sufficient cash from operations or otherwise have sufficient capital resources available, we may need to enter into a new financing arrangement or dispose of certain assets to execute on our current or future business strategies, including developing new or investing in existing lines of business, maintaining our operating infrastructure, acquiring complementary businesses, hiring additional personnel or otherwise responding to competitive pressures. We cannot assure you that financing arrangements will be available to us on favorable terms, or at all. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, including as a result of our recent follow-on offering of common stock, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Any debt financing that we may secure in the future could include restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

The intangible assets and goodwill on our balance sheet may be subject to impairment. If our intangible assets or goodwill become impaired we may be required to record a significant non-cash charge to earnings which would have a material adverse effect on our results of operations.

We carry a substantial amount of intangible assets on our balance sheet, primarily from the creation of our long-lived media content and from certain past acquisitions. We also carry goodwill on our balance sheet from certain acquisitions we have made. We assess potential impairments to our intangible assets and goodwill when there is evidence that events or changes in circumstances indicate that the carrying value of such intangible assets or goodwill may not be recoverable. In the third quarter of 2014, we recorded a $232.3 million pre-tax impairment charge after we determined that the implied fair value of goodwill in our Media reporting unit was substantially lower than its carrying value. We most recently performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2017, and based on the results, there were no goodwill impairment charges for the year ended December 31, 2017. Future significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows from our long-lived media content or the businesses that we have acquired may result in us having to take additional impairment charges against certain of our intangible assets or goodwill. If we are required to record additional impairment charges in future periods, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

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

Our revenue and operating results could fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Therefore, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	lower than anticipated levels of traffic to our media properties and corresponding advertising rates achieved through our ad stack;
•	seasonality of the revenue associated with our marketplaces, including increased sales activity during the back-to-school and holiday seasons;
•	spikes in sales of our made-to-order products due to major social or political events resulting in a short-term demand for products with related content;
•

competitive pricing pressures, including shipping costs, potential discounts offered and promotional activity associated with driving new and repeat customers to and impacting products sold through our marketplaces;

•	disruptions in the supply-chain, production and fulfillment operations associated with the products sold through our marketplaces;
•

the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure, especially one-time costs related to the development or acquisition of new products and services;

•	increased costs associated with the acquisition or production of new content for our media properties, including video and other visual formats;
•	changes in internet advertising purchasing patterns by advertisers and changes in how we sell advertisements;
•	timing of and revenue recognition for certain transactions;
•	changes in generally accepted accounting principles;
•	our focus on long-term goals over short-term results; and
•	weakness or uncertainty in general economic or industry conditions.

It is possible that our operating results may fluctuate from period to period and our operating results may be below the expectations of public market analysts and investors in one or more future quarters due to any of the factors listed above or for other reasons, any of which could have a material adverse impact on the price of shares of our common stock.

We have made and may make additional acquisitions that involve significant execution, integration and operational risks and we may not realize the anticipated benefits of any such acquisitions.

We evaluate acquisition and expansion opportunities on an ongoing basis and may pursue select acquisitions from time to time. We may continue to make acquisitions of complementary businesses, websites, solutions, technologies or talent in the future to increase the scope of our business. The identification of suitable acquisition candidates can be difficult, time-consuming and costly. Potential acquisitions require significant attention from our management and could result in a diversion of resources from our existing businesses, which in turn could have an adverse effect on our business and results of operations. In addition, the expected benefits of acquisitions may not materialize as planned, including achieving certain financial and revenue objectives. Certain acquired businesses or the transactions entered into as part of business combinations may also carry contingent liabilities that could materially impact our future results of operations and financial condition. Furthermore, we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

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

We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled personnel, including engineers, developers and sales and marketing personnel. Qualified individuals that are critical to the success of our current and future businesses, including engineers, developers and sales and marketing personnel, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Volatility or under-performance in our stock price may also affect our ability to attract new employees and retain our existing key employees. Our executive officers and employees may be more inclined to leave us if the perceived value of equity awards, including restricted stock units and stock options, decline. If we lose the services of key personnel or do not hire or retain other qualified personnel for key positions, our business and results of operation could be adversely affected. In addition, we do not maintain “key person” life insurance policies for any of our executive officers.

Our business is subject to online security risks, including cyberattacks and other security breaches, and any actual or perceived security breach could have a material adverse effect on our business, financial condition and results of operations.

Some of our systems, products and services involve the storage and transmission of information regarding our users, customers, and advertising and publishing partners, and our information technology and infrastructure may be vulnerable to cyberattacks, malware or security incidents that result in third parties gaining access to such proprietary information. An increasing number of websites have disclosed online security breaches in recent years, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Our security measures may be breached and unauthorized parties may attempt to gain access to our systems and information through various means, including hacking into our systems or facilities, fraud, employee error, malfeasance, or inserting malicious code or malware into our code base. For example, in 2014, we determined that an unauthorized individual may have gained access to the user names, email addresses and passwords of certain eHowNow customers, which was a test feature of eHow that is no longer available. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information or take other actions by using fraudulent “spoof” and “phishing” emails. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any security breach or unauthorized access could result in a misappropriation of our proprietary information or the proprietary information of our users, customers or partners, which could result in significant legal and financial exposure, an interruption in our operations and damage to our reputation. If an actual or perceived breach of our security occurs, or if our consumer facing sites become the subject of external attacks that affect or disrupt service or availability, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or partners, all of which could have a material adverse effect on our business, financial condition and results of operations. Any security breach at a company providing services to us or our users, including third party payment processors, could have similar effects and we may not be fully indemnified for the costs we may incur as a result of any such breach. In addition, we may need to expend significant resources to protect against security breaches or to address problems caused by a breach, and the coverage limits on our insurance policies may not be adequate to reimburse us for any losses caused by security breaches.

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

Our intellectual property, consisting of trademarks, service marks, patents, copyrights and trade secrets, is, in the aggregate, important to our business. We rely on a combination of trademark, patent, copyright and trade secret laws in the United States and other jurisdictions, together with contractual provisions and technical measures that we have implemented, to protect our proprietary rights. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control strict access to our proprietary systems and technology, including our platforms and technical infrastructure, and we enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality and non-disclosure agreements with third parties that provide products and services to us. We face risks related to our intellectual property, including that:

•

because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we generally do not register the copyrights associated with our media content;

•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes may be limited by our agreements with third parties;
•	our intellectual property rights may not be enforced in jurisdictions where legal protections are weak;
•

any of the trademarks, patents, copyrights, trade secrets or other intellectual property rights that we presently employ in our business, including our perpetual licenses for the “Livestrong” and “Saatchi” names, could lapse or be invalidated, circumvented, challenged or abandoned;

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

The availability of our media properties and marketplaces depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co-location providers for data servers, storage devices, and network access), could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Additionally, if our internal processes do not adequately safeguard against inadvertent coding errors, our online properties may experience disruptions in service and availability. We have previously experienced certain server outages and computer distributed denial of service attacks, and any future server outages at our data center facilities or distributed denial of service attacks may cause all or portions of our online media properties or marketplaces to become unavailable to users. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. Our data centers may also be subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our recently implemented disaster recovery planning may not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Delays or interruptions in our service may cause our users, advertisers, partners, customers and/or artists to become dissatisfied with our offerings and could adversely affect our business.

Furthermore, third party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third parties to provide certain components of our technology platform, such as hardware and software providers, and to serve as operators for our content delivery networks, or CDNs. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business, financial condition and results of operations.

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

Recently, negotiators from the European Union and United States reached an agreement on a successor to the U.S.-EU Safe Harbor frameworks, referred to as the EU-U.S. Privacy Shield, and negotiators from Switzerland and the United States reached agreement on the Swiss-U.S. Privacy Shield. We recently registered for the EU-U.S. Privacy Shield and we intend to register for the Swiss-U.S. Privacy Shield shorty after it becomes open for registration. However, the future of these programs as means of legitimizing cross-border data transfers remains uncertain since the EU-U.S. Privacy Shield has already been subject to legal challenges that are not yet resolved and we cannot rule out the possibility that the Swiss-U.S. Privacy Shield will also be subject to a legal challenge. If either the EU-U.S. Privacy Shield or the Swiss-U.S. Privacy Shield is invalidated, we would have to implement an alternative mechanism for legitimizing our cross-border transfers of Directive Personal Data.

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

We cannot be certain that our internally developed or acquired systems and technologies, as well as the content or designs available on our marketplace and media properties do not, and will not, infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past and may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers for whom we have produced content, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. If we are found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Also, any successful lawsuit against us could subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

Additionally, our marketplaces allow individuals to sell their artwork or their original designs printed on art prints and other consumer products in the home décor, accessories, and apparel categories. On occasion, the designs or products posted to our online marketplaces, including Society6, Deny Designs or Saatchi Art, may infringe certain copyrights or trademarks or misappropriate the right of publicity of well-known figures. As a result, we may be the subject of letters, lawsuits and takedown notices from rights holders, and the Digital Millennium Copyright Act may not provide safe-harbors for all types of infringing content hosted on these properties. Addressing these types of claims could require us to expend significant time and resources, which could have an adverse impact on our business and results of operations.

We also have perpetual licenses to use the “Saatchi” name in connection with our Saatchi Art marketplace and the “Livestrong.com” name in connection with our Livestrong.com media property, in each case, as permitted by the terms of intellectual property or licensing agreements with third parties who retain the ownership rights to such names. These intellectual property or licensing agreements may be terminated by such third parties if we do not comply with certain requirements contained in the relevant agreements.  If either of these licensing arrangements was terminated, we would experience business disruption and would have to incur significant resources to rebrand the relevant business, which could have an adverse impact on our business, financial condition and results of operations.

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

In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including the Communications Decency Act, the Digital Millennium Copyright Act, the Lanham Act, the CAN-SPAM Act, the Anticybersquatting Consumer Protection Act, the Children’s Online Privacy Protection Act and the Federal Trade Commission Act. Advertising and promotional information presented to visitors on our online properties, our related social media channels and through our other marketing activities are subject to federal and state consumer protection laws and regulations that govern unfair and deceptive practices. Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting, trademark infringement and discrimination. In the future, claims may also be brought against us based on tort law liability and other theories based on our content, products and services or content generated by our users.

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

One potential area of growth for our business is international expansion. The artwork and designs sold through our marketplaces are created by a global community of artists and designers and sold to customers around the world. We also own and operate certain foreign language websites. We cannot be certain that we will be successful in marketing our products and services internationally or that our products and services will gain market acceptance in new geographic markets. If we are unable to expand and market our products and services internationally, it could have a negative effect on our future growth prospects.

There are also risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management and financial systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. In addition, although we currently present and settle all sales through our online marketplaces in U.S dollars, if foreign currencies decline relative to the U.S. dollar, this may have the impact of making the pricing for the products available on our marketplaces appear higher in the markets with the currency declines. For example, in June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit”. Following Brexit, the value of the British pound declined, which we believe negatively impacted conversion rates in the United Kingdom due to the impact on product pricing. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs that may outweigh the financial and other benefits of operating in such markets.

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

The trading price of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, from the date of our initial public offering in January 2011 through February 22, 2018, our closing stock price, as adjusted for the Distribution and the 1-for-5 reverse stock split, has ranged from $4.05 to $48.75. In addition, we were recently selected to be part of a two-year Tick Size Pilot Program approved by the SEC and implemented by the national securities exchanges and FINRA. The Tick Size Pilot Program commenced in October 2016 and, pursuant to such program, our common stock is now quoted and traded in $0.05 minimum increments. As a result, we have experienced lower average daily trading volume since the launch of the program and could continue to experience such lower trading volume, which could also lead to greater volatility in the trading price of our common stock or a less liquid market for our stock to trade. In addition, an active trading market for our common stock may not be sustained, which could depress the market price of our common stock.

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
•

publication of research reports about us (including, but not limited to, the performance of our business or certain key operating metrics) or our industries or changes in recommendations or withdrawal of research coverage by securities analysts; and

•

general political and economic conditions, including any negative economic effects or instability resulting from the transition to a new presidential administration in the United States, including changes in the political environment and international relations as well as resulting regulatory or tax policy changes.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. In particular, certain of our existing stockholders are venture funds or investment funds and they may make distributions to their limited and general partners, who then would be free to sell shares of our common stock in the public market. These distributions and/or sales by venture funds or investment funds could cause the trading price of our common stock to decline. As of February 22, 2018, we had 24,461,965 shares of common stock outstanding (excluding shares held in treasury). As of February 22, 2018, we also had over ten million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately four million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the open market. We also have previously, and may from time to time in the future, issue shares of our common stock as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, certain stockholders, including investors in our preferred stock that converted into common stock in connection with our initial public offering, are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such shares with the SEC. Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause our stock price to fall and make it more difficult for shareholders to sell shares of our common stock.

Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $14.3 million remained available as of December 31, 2017. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We do not own any real estate. We currently occupy approximately 52,000 square feet of office space in a Santa Monica, California facility that serves as our corporate headquarters. The lease for our Santa Monica facility expires in July 2024, subject to a one-time early termination right allowing us to terminate the lease effective as of August 2019. We also occupy approximately 25,500 square feet of office and manufacturing space in Denver, Colorado in connection with the operations of Deny Designs. The lease for our Colorado facility expires in October 2021. In addition, we occupy a small office in London, United Kingdom in connection with the operations of The Other Art Fair, and we have arrangements for shared office space to supplement the needs of our business in locations outside of our corporate headquarters. Our primary data center is located in Las Vegas, Nevada. We believe that our current data centers and office facilities will be adequate for the foreseeable future.

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

	High	Low
Fiscal Year end December 31, 2017
First Quarter	$8.35	$6.30
Second Quarter	$8.70	$7.05
Third Quarter	$7.75	$6.45
Fourth Quarter	$10.10	$7.00

	High	Low
Fiscal Year end December 31, 2016
First Quarter	$5.50	$4.41
Second Quarter	$6.26	$5.07
Third Quarter	$5.91	$5.25
Fourth Quarter	$7.00	$5.45

Holders of Record

As of February 22, 2018, our common stock was held by 36 stockholders of record. A substantially greater number of holders of our common stock are “street name” holders, or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The graph compares the cumulative total return of our common stock for the five-year period starting on December 31, 2012, and ending on December 31, 2017, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on December 31, 2012, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As disclosed in our current report on Form 8-K filed on August 22, 2011, our board of directors approved a stock repurchase program authorizing us to repurchase up to $25.0 million of our outstanding common stock, effective as of August 19, 2011. Our board of directors subsequently approved a $25.0 million increase to this stock repurchase program, for an aggregate authorized repurchase amount of $50.0 million, as disclosed in a current report on Form 8-K filed on February 16, 2012. In total, as of December 31, 2017, we had spent approximately $35.7 million of the authorized $50.0 million to repurchase shares of our common stock under the stock repurchase program. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any of our common stock during the three months ended December 31, 2017.

Item 6. Selected Financial Data

The consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015, as well as the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013, as well as the consolidated balance sheet data as of December 31, 2015, 2014 and 2013, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2017(1)	2016(1)	2015(1)	2014(1)	2013(1)
	(In thousands, except per share data)
Consolidated Statement of Operations:
Total revenue	$128,990	$113,452	$125,969	$172,429	$209,411
Operating expenses:
Product costs (exclusive of amortization of intangible assets)	56,292	42,081	33,769	26,058	9,882
Service costs (exclusive of amortization of intangible assets)	21,810	25,434	37,481	43,553	51,274
Sales and marketing	28,297	26,654	21,041	20,624	36,275
Product development	18,613	19,964	26,315	37,674	32,185
General and administrative	29,591	30,704	35,428	41,086	53,014
Goodwill impairment charge(2)	—	—	—	232,270	—
Amortization of intangible assets	5,728	10,900	18,706	38,316	36,519
Total operating expenses	160,331	155,737	172,740	439,581	219,149
Loss from operations	(31,341)	(42,285)	(46,771)	(267,152)	(9,738)
Interest income	195	96	361	328	5
Interest expense	(5)	(4)	(143)	(4,692)	(1,642)
Other (expense) income, net	(19)	40,172	3,107	654	13
Loss from continuing operations before income taxes	(31,170)	(2,021)	(43,446)	(270,862)	(11,362)
Income tax benefit (expense)(2)	37	10	(55)	14,713	(2,856)
Net loss from continuing operations	(31,133)	(2,011)	(43,501)	(256,149)	(14,218)
Net loss from discontinued operations(3)	—	—	—	(11,208)	(5,956)
Net loss	(31,133)	(2,011)	(43,501)	(267,357)	(20,174)

Earnings per share - basic and diluted
Net loss from continuing operations	$(1.52)	$(0.10)	$(2.18)	$(13.66)	$(0.80)
Net loss from discontinued operations	—	—	—	(0.60)	(0.34)
Net loss per share - basic and diluted	$(1.52)	$(0.10)	$(2.18)	$(14.26)	$(1.14)

Weighted average number of shares - basic and diluted (4)(5)	20,501	20,152	19,938	18,745	17,707

(1)

We completed one business acquisition during each of the years ended December 31, 2017, 2016 and 2014 and two business acquisitions during the year ended December 31, 2013. Excluding the dispositions of non-core media properties, we completed one business disposition during each of the years ended December 31, 2016 and 2015 and two business dispositions during the year ended December 31, 2014.

(2)

During the year ended December 31, 2014, we recorded a pre-tax impairment charge of $232.3 million on the carrying value of our goodwill based on the results of an interim assessment of impairment of the goodwill in our media reporting unit. This resulted in a reduction of tax amortization of goodwill from the impairment of goodwill and the corresponding valuation allowance.

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

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$31,344	$50,864	$38,570	$47,820	$153,511
Working capital	$21,522	$46,204	$33,953	$37,215	$91,048
Total assets	$83,242	$101,252	$101,459	$149,555	$777,088
Long-term debt	$—	$—	$—	$—	$96,250
Capital lease obligations, long-term	$35	$103	$—	$—	$61
Total stockholders' equity	$58,520	$79,750	$79,120	$114,842	$496,005

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended December 31,
	2017	2016	2015	2014	2013
Net loss	$(31,133)	$(2,011)	$(43,501)	$(267,357)	$(20,174)
Less: Net loss from discontinued operations, net of taxes	—	—	—	(11,208)	(5,956)
Net loss from continuing operations	(31,133)	(2,011)	(43,501)	(256,149)	(14,218)
Add (deduct):
Income tax (benefit) expense	(37)	(10)	55	(14,713)	2,856
Interest (income) expense, net	(190)	(92)	(218)	4,364	1,637
Other expense (income), net(1)	19	(40,172)	(3,107)	(654)	(13)
Depreciation and amortization(2)	11,803	18,090	29,884	50,567	50,976
Stock-based compensation(3)	8,565	7,779	7,562	18,866	22,603
Goodwill impairment charge	—	—	—	232,270	—
Acquisition, disposition and realignment costs(4)	299	1,396	2,488	2,905	529
Adjusted EBITDA	$(10,674)	$(15,020)	$(6,837)	$37,456	$64,370

(1)	Primarily consists of income from the disposition of certain businesses, including Cracked for the year ended December 31, 2016, and other online properties.
(2)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 includes $0.7 million, $1.9 million, $3.4 million, $7.7 million and $3.1 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain media content intangible assets from service during those years.

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

Overview

Leaf Group is a diversified consumer internet company. We build enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including art and design, fitness and wellness, home and décor, do-it-yourself projects and crafts, amongst others.

Our business is comprised of two segments: Marketplaces and Media.

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of our Society6.com (“Society6”) and Deny Designs brands, provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products in the home décor, accessories, and apparel categories. Our fine art marketplace, Saatchi Art, inclusive of SaatchiArt.com and its complementary art fair event brand, The Other Art Fair (collectively, “Saatchi Art”), is a leading fine art marketplace where over a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

Our Marketplaces segment primarily generates revenue from the sale of products and services through our art and design marketplaces. On Society6 and Deny Designs, revenue is generated from the sale of made-to-order products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art and from various sources relating to the hosting of art fairs, including commissions from the sale of original art, fees paid by artists for stands and sponsorship opportunities.

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles and designed visual formats, on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a fitness, health and wellness destination; Hunker, a home and space inspiration destination; Cuteness.com, an online community for pet owners and animal lovers; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners. In 2016, we launched several category-specific properties leveraging topics and content from eHow because we feel that more narrowly focused media properties now resonate better with audiences. As a result of migrating categories of content onto new media properties, eHow.com has narrowed its focus on informative and entertaining projects for do-it-yourself enthusiasts.

We believe that there are opportunities to increase the number of visits to our media properties from direct visits, social media platforms and search engine referrals by building high-quality products that provide a better user experience and lead to increased engagement across distribution channels. For example, Livestrong.com has seen sustained growth in traffic over the last two years. We have also seen increases in traffic when we moved certain category-specific content from eHow.com and other content from our content library to new vertically focused media properties, including Hunker.com, Cuteness.com, Techwalla.com, LEAF.tv and Sapling.com. In order to improve the quality of our products, we continually redesign and update our websites; refine our content library; rationalize ad unit density; and develop a greater variety of content formats, particularly video content and formats better suited for mobile devices and consumption on other platforms. We are also working with a curated network of contributors and influencers to create more authoritative and engaging content and we are focused on building strong followings on various social media platforms such as Facebook and Pinterest, where we also publish our content. Although these changes result in initial increased operating expenses and lower revenue, we believe that by providing consumers with an improved user and content experience, we will be able to continue to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe that there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored content in order to increase the overall ad unit rates we receive from our advertising partners.

Historically, the majority of our advertising revenue has been generated by our relationship with Google. While Google continues to be our primary advertising vendor for advertising monetization, we have been significantly diversifying our monetization partners and expect to continue to do so in the future. Google also serves as one of our primary technology platform partners in connection with our programmatic advertising sales offering. Any change in the type of services that Google provides to us, or to the terms of our agreements with Google, could adversely impact our results of operations.

Sale of Cracked Business

In April 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc., a subsidiary of The E.W. Scripps Company, for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period. Revenue for the Cracked business for the years ended December 31, 2016 (through the sale date of April 12, 2016) and 2015 was $1.8 million and $10.9 million, respectively. The Cracked business had a pre-tax loss of $1.9 million for the year ended December 31, 2016 (through the sale date of April 12, 2016) and pre-tax income of $3.1 million for the year ended December 31, 2015, excluding allocations for corporate costs and including stock-based compensation expense resulting from the sale.

Content Studio Realignment

In June 2016, we took certain actions to streamline our content publishing studio business and better integrate the business into our broader Media segment. As part of this realignment, we reduced the staffing within this business by 35 full-time employees and integrated the remaining employees into our other Media businesses.

Revenue

For the years ended December 31, 2017, 2016 and 2015, we reported revenue of $129.0 million, $113.5 million and $126.0 million, respectively. For the years ended December 31, 2017, 2016 and 2015, our Marketplaces revenue accounted for 65%, 58% and 41% of our total revenue, respectively, and our Media revenue accounted for 35%, 42% and 59% of our total revenue, respectively.

The revenue generated by our Marketplaces segment has higher costs associated with it as compared to our Media segment due to variable product costs, including outsourced product manufacturing costs, artist payments, marketing costs, and shipping and handling costs. During the year ended December 31, 2017, a higher percentage of our total revenue was generated by our Marketplaces segment as compared to the prior year. If our revenue sources continue to shift from our Media segment to our Marketplaces segment, our total costs relative to our revenue will be negatively impacted.

Follow-on Public Offering of Common Stock

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, including full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of approximately $23.3 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by Leaf Group. We intend to use the net proceeds from the offering for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, although we have no specific agreements, commitments or understandings to do so at this time.

Key Business Metrics

We regularly review a number of business metrics, including the following key metrics, to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. Measures which we believe are the primary indicators of our performance are described below. We believe that the number of transactions, average revenue per transaction, number of visits and revenue per visit are currently the key metrics for understanding our results of operations. We believe that video views and social media followers are currently key metrics because we believe that these are key areas of growth in digital media, and that we can expand our audience and grow traffic by increasing our followers on social media platforms and creating highly sharable content such as videos.

Marketplaces Metrics

•

Number of transactions: We define transactions as the total number of transactions successfully completed by a customer during the applicable period, excluding certain transactions generated by Saatchi Art’s The Other Art Fair that primarily relate to the hosting of the art fairs, such as sales of leased space to artists, sponsorships and tickets.

•

Average revenue per transaction: We calculate average revenue per transaction by dividing total revenue, excluding certain revenue generated by Saatchi Art that primarily relate to the hosting of the art fairs, such as fees paid by artists for leased space, fees paid for sponsorship opportunities and fair ticket sales, by the number of transactions initiated in that period.

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

The following table sets forth our key business metrics for the periods presented:

				% Change	% Change
	2017	2016	2015	2017	2016
Marketplaces Metrics(1)(2)(3):
Number of Transactions	1,448,211	1,185,272	925,111	22%	28%
Average Revenue per Transaction	$56.98	$55.38	$56.38	3%	(2)%
Media Metrics(3)(4):
Visits (in thousands)	2,794,244	2,729,990	3,374,385	2%	(19)%
Revenue per Visit	$16.06	$17.33	$21.87	(7)%	(21)%
Video Views (in thousands)	820,568	638,277	N/A(5)	29%	N/A (5)
Social Metrics (in thousands):
Social Media Followers - Marketplaces(2)	2,757	2,074	N/A(6)	33%	N/A (6)
Social Media Followers - Media	15,036	12,339	N/A(6)	22%	N/A (6)

(1)

Marketplaces Metrics excludes certain revenue or transactions generated by Saatchi Art’s The Other Art Fair that primarily relate to the hosting of the art fairs, such as sales of leased space to artists, sponsorships and tickets.

(2)	Marketplaces Metrics and Social Media Followers for prior period metrics have been revised to conform to current period presentation to include Saatchi Art’s The Other Art Fair acquired in July 2016.
(3)

For a discussion of these period-to-period changes in the number of transactions, average revenue per transaction, number of visits and RPV and how they impacted our financial results, see “Results of Operations” below.

(4)	Media Metrics include visits and revenue generated by Cracked.com and other non-core media properties prior to their respective disposition dates and are not adjusted to be shown on a pro forma basis.
(5)	Video Views for the year ended December 31, 2015 are not available because we did not start formally tracking this metric for all media properties until the third quarter of 2015.
(6)

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

Product Revenue

We recognize product revenue from sales of products when the title and risk of loss transfers to the customer, net of sales allowances and estimated returns based on historical experience. Payments received in advance of shipment are included in deferred revenue in the accompanying consolidated balance sheets. Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. We record revenue net of any incentive offers periodically provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

During the first quarter of 2017, we revised the terms of sales for Society6 to reflect to the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. The impact as a result of this change was an increase in product revenue of approximately $1.1 million for the year ended December 31, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at the fairs and sponsorship opportunities and generally recognize fair related service revenue upon completion of the fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

We also generate Media service revenue from the sale or license of media content, including content from our content library and the creation and distribution of content for third party brands and publishers. Revenue from the sale or perpetual license of media content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third party properties and our partner acts as the primary obligor, we recognize revenue on a net basis.

Product Costs

Product costs consist of product manufacturing costs, including both in-house and contract manufacturing costs, artist payments, personnel costs and credit card and other transaction processing fees. In the near term, we expect our product costs to remain relatively flat as a percentage of product revenue.

Service Costs

Service costs consist of payments relating to our internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our partners pursuant to revenue-sharing arrangements where we are the primary obligor. In addition, service costs include expenses related to art fairs hosted by Saatchi Art’s The Other Art Fair, such as venue-related costs and fair personnel costs. In the near term, we expect service costs to remain relatively flat as a percentage of service revenue.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue, as applicable. Associated costs are recorded in service costs or product costs.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to drive growth in our product and service offerings. We currently anticipate that our sales and marketing expenses will remain relatively flat as a percentage of total revenue.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platforms, including the costs to improve our owned and operated media properties and related mobile applications, as well as the costs to develop future product and service offerings. We currently anticipate that our product development expenses will remain relatively flat in the near term as a percentage of total revenue.

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

Goodwill

We test goodwill for impairment as of October 1st of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Goodwill is tested at the reporting unit level and as of December 31, 2017, we have two reporting units: marketplaces and media.  As of December 31, 2017, our goodwill balance related entirely to our marketplaces reporting unit. We did not record any goodwill impairment charges for the year ended December 31, 2017. We may be required to record impairment charges on our remaining goodwill in future periods.

Stock-based Compensation

Included in operating expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-

based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, directors and non-employees, and expenses relating to our Employee Stock Purchase Plan. We record the fair value of these equity-based awards and expenses at their cost ratably over related vesting periods.

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

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and certain other countries where we have or had a legal presence, including the United Kingdom, Australia, Canada and Argentina. We may in the future become subject to taxation in additional countries based on the foreign statutory rates in those countries and our effective tax rate could fluctuate accordingly.

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

We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States federal and state and certain foreign deferred tax assets. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Code. Currently, we do not expect the utilization of our net operating loss and tax credit carryforwards in the near term to be materially affected as no significant limitations are expected to be placed on these carryforwards as a result of our previous ownership changes. However, if all or a portion of our net operating loss carryforwards are subject to limitation because we experience an ownership change, our future cash flows could be adversely impacted due to increased tax liability.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2017	2016	2015
Revenue:
Product revenue	$75,784	$60,563	$48,715
Service revenue	53,206	52,889	77,254
Total revenue	128,990	113,452	125,969
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	56,292	42,081	33,769
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)(3)	21,810	25,434	37,481
Sales and marketing(1)(2)(3)	28,297	26,654	21,041
Product development(1)(2)(3)	18,613	19,964	26,315
General and administrative(1)(2)(3)	29,591	30,704	35,428
Amortization of intangible assets	5,728	10,900	18,706
Total operating expenses	160,331	155,737	172,740
Loss from operations	(31,341)	(42,285)	(46,771)
Interest income	195	96	361
Interest expense	(5)	(4)	(143)
Other (expense) income, net	(19)	40,172	3,107
Loss before income taxes	(31,170)	(2,021)	(43,446)
Income tax benefit (expense)	37	10	(55)
Net loss	$(31,133)	$(2,011)	$(43,501)

(1) Depreciation expense included in the above line items:
Product costs	$252	$—	$—
Service costs	3,092	3,563	5,965
Sales and marketing	36	49	67
Product development	91	138	200
General and administrative	2,604	3,440	4,946
Total depreciation	$6,075	$7,190	$11,178

(2) Stock-based compensation included in the above line items(3):
Service costs	$599	$1,174	$1,084
Sales and marketing	759	725	691
Product development	1,847	1,502	2,192
General and administrative	5,360	4,378	3,595
Total stock-based compensation	$8,565	$7,779	$7,562

(3)

During the first quarter of 2016, we reclassified certain personnel costs (including stock-based compensation), primarily relating to individuals serving in management roles for specific businesses, from general and administrative expense to either service costs, sales and marketing or product development, to better reflect the respective functions of these individuals. Certain prior period amounts have been reclassified to conform to the current period presentation, resulting in the following changes in our consolidated statements of operations for the year ended December 31, 2015: (i) a decrease of $2.9 million in general and administrative expense; (ii) an increase of $2.0 million in product development expense; (iii) an increase of $0.7 million in sales and marketing expense; and (iv) an increase of $0.2 million in service costs.

As a percentage of revenue:

	Year ended December 31,
	2017	2016	2015
Revenue:
Product revenue	58.8%	53.4%	38.7%
Service revenue	41.2%	46.6%	61.3%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	43.7%	37.1%	26.8%
Service costs (exclusive of amortization of intangible assets shown separately below)	17.0%	22.4%	29.8%
Sales and marketing	21.9%	23.5%	16.7%
Product development	14.4%	17.6%	20.9%
General and administrative	22.9%	27.1%	28.1%
Amortization of intangible assets	4.4%	9.6%	14.8%
Total operating expenses	124.3%	137.3%	137.1%
Loss from operations	(24.3)%	(37.3)%	(37.1)%
Interest income	0.1%	0.1%	0.3%
Interest expense	—%	—%	(0.1)%
Other (expense) income, net	0.0%	35.4%	2.4%
Loss before income taxes	(24.2)%	(1.8)%	(34.5)%
Income tax benefit (expense)	0.1%	—%	—%
Net loss	(24.1)%	(1.8)%	(34.5)%

Segment results (in thousands):

				% Change	% Change
	2017	2016	2015	2017	2016
Segment Revenue:
Marketplaces	$84,126	$66,139	$52,155	27%	27%
Media	44,864	47,313	73,814	(5)%	(36)%
Total revenue	$128,990	$113,452	$125,969	14%	(10)%

Segment Operating Expenses:
Marketplaces(1)	$86,656	$65,513	$50,294	32%	30%
Media(1)	26,616	36,510	53,576	(27)%	(32)%
Add:
Corporate expenses(2)	26,691	27,845	31,424	(4)%	(11)%
Consolidated operating expenses	$139,963	$129,868	$135,294	8%	(4)%

Segment Operating Contribution:
Marketplaces(3)	$(2,530)	$626	$1,861	(504)%	(66)%
Media(3)	18,248	10,803	20,238	69%	(47)%
Add (deduct):
Corporate expenses(2)	(26,691)	(27,845)	(31,424)	4%	11%
Acquisition, disposition and realignment costs(4)	299	1,396	2,488	(79)%	(44)%
Adjusted EBITDA(5)	$(10,674)	$(15,020)	$(6,837)	29%	(120)%

(1)

Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(2)

Corporate expenses include operating and unallocated expenses that are not directly attributable to the operating segments, including: corporate information technology, marketing, and general and administrative support functions and also excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

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

Marketplaces Revenue

Marketplaces revenue increased by $18.0 million, or 27%, to $84.1 million for the year ended December 31, 2017, as compared to $66.1 million for the year ended December 31, 2016. The number of transactions increased 22% to 1.4 million in the year ended December 31, 2017 from 1.2 million in the prior year period, primarily due to increased conversion rates and the acquisitions of Deny Designs. For the year ended December 31, 2017, Marketplaces average revenue per transaction was $56.98, which excludes certain revenue or transactions generated by Saatchi Art’s The Other Art Fair that primarily relate to the hosting of the art fairs, increasing from $55.38 in the prior year period due to the addition of higher priced products from Deny Designs and price optimization efforts on Society6.

Marketplaces revenue increased by $14.0 million, or 27%, to $66.1 million for the year ended December 31, 2016, as compared to $52.2 million for the year ended December 31, 2015. The number of transactions increased 28% to 1.2 million in the year ended December 31, 2016 from 0.9 million in the prior year period, primarily due to increased traffic, new product introductions and higher conversion rates. For the year ended December 31, 2016, Marketplaces average revenue per transaction was $55.38, which excludes certain revenue or transactions generated by Saatchi Art’s The Other Art Fair that primarily relate to the hosting of the art fairs, decreasing from $56.38 in the prior year period due to increased promotional discounts.

Media Revenue

Media revenue decreased by $2.4 million, or 5%, to $44.9 million for the year ended December 31, 2017, as compared to $47.3 million for the year ended December 31, 2016. Visits increased by 2% to 2,794 million visits in the year ended December 31, 2017 from 2,730 million visits in the year ended December 31, 2016 primarily due to increased traffic on several owned and operated properties and Livestrong.com, offset by decreases in traffic from the divestitures of certain media properties, including Cracked, as well as continued search and related traffic declines on eHow. RPV decreased by 7%, to $16.06 in the year ended December 31, 2017 from $17.33 in the year ended December 31, 2016, as a result of lower ad monetization yields primarily due to a shift to a higher mix of mobile traffic with lower RPV than desktop visits and our mid-year strategic shift to launch several category-specific media properties leveraging topics and content from eHow.

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

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Year ended December 31,			% Change	% Change
	2017	2016	2015	2017	2016
Product costs (exclusive of amortization of intangible assets)	$56,292	$42,081	$33,769	34%	25%
Service costs (exclusive of amortization of intangible assets)	21,810	25,434	37,481	(14)%	(32)%
Sales and marketing	28,297	26,654	21,041	6%	27%
Product development	18,613	19,964	26,315	(7)%	(24)%
General and administrative	29,591	30,704	35,428	(4)%	(13)%
Amortization of intangible assets	5,728	10,900	18,706	(47)%	(42)%

Product Costs

Product costs for the year ended December 31, 2017 increased by $14.2 million, or 34%, to $56.3 million compared to product costs of $42.1 million for the year ended December 31, 2016, primarily due to the higher volume of products sold on Society6 and the acquisition of Deny Designs, including in-house manufacturing personnel and facility related costs as a result of the acquisition.

Product costs for the year ended December 31, 2016 increased by $8.3 million, or 25%, to $42.1 million compared to product costs of $33.8 million for the year ended December 31, 2015, primarily due to increased costs related to the higher volume of products sold on Society6.

Service Costs

Service costs for the year ended December 31, 2017 decreased by approximately $3.6 million, or 14%, to $21.8 million compared to $25.4 million for the year ended December 31, 2017.  The decrease in service costs was primarily due to decreases of $1.8 million in personnel related costs, including stock-based compensation expense, $1.5 million related to lower content creation and renovation expense, $0.8 million in information technology expense, $0.5 million in depreciation expense, $0.2 million in ad serving costs, offset by an increase of $1.2 million in cost of services related to Saatchi Art and The Other Art Fair as a result of a higher volume of artwork sold and more art fairs hosted in 2017 as compared to the prior year.

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

Sales and Marketing

Sales and marketing expenses increased by $1.6 million, or 6%, to $28.3 million for the year ended December 31, 2017 from $26.7 million for the year ended December 31, 2016. This increase was driven by an increase of $3.5 million in marketing expenses primarily relating to Society6 and Livestrong.com, partially offset by a decrease of $1.9 million in personnel related costs, including stock-based compensation expense, primarily as a result of the reduction in staffing in connection with the realignment of our content studio.

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

Product Development

Product development expenses decreased by $1.4 million, or 7%, to $18.6 million for the year ended December 31, 2017 compared to $20.0 million for the year ended December 31, 2016. The decrease was driven by decreases of $1.4 million in lower personnel related costs, including stock-based compensation expense, $0.3 million in consulting expense, partially offset by an increase of $0.3 million in license and support costs.

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

General and Administrative

General and administrative expenses decreased by $1.1 million, or 4%, to $29.6 million for the year ended December 31, 2017 compared to $30.7 million for the year ended December 31, 2016. The decrease was primarily due to decreases of $0.8 million in depreciation expense, $0.6 million in taxes and insurance costs, $0.1 million in legal and audit fees, $0.1 million in facilities costs, $0.1 million in consulting expense, offset by an increase of $0.6 million in personnel related costs, including stock-based compensation expense.

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

Severance Costs

During the year ended December 31, 2016, we recognized severance costs of $1.7 million in connection with targeted headcount reductions, primarily as a result of actions taken in June 2016 to streamline our content publishing studio and better integrate this business into our broader Media segment. These severance costs were recognized in the consolidated statements of operations as follows: $0.7 million in sales and marketing costs, $0.6 million in product development costs, $0.3 million in service costs, and $0.1 million in general and administrative costs. Severance amounts related to these actions were fully paid as of December 31, 2016.

Amortization of Intangibles

Amortization expense for the year ended December 31, 2017 decreased by $5.2 million, or 47%, to $5.7 million compared to $10.9 million for the year ended December 31, 2016. The decrease is primarily due to a decrease in amortization expense from intangible assets completing their useful life and lower amortization expense from the removal of certain content units during the year ended December 31, 2016.

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

Goodwill Impairment Charge

We performed our annual impairment analysis in the fourth quarter of the years ended December 31, 2017, 2016 and 2015 and based on the results of each annual impairment test, there was no goodwill impairment charge for the years ended December 31, 2017, 2016 and 2015.

Interest Income (Expense), Net

Net interest income was approximately $0.2 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively, primarily related to interest paid to us on our cash investments which are included in cash and cash equivalents. Net interest income was approximately $0.2 million for the year ended December 31, 2015, primarily related to interest income paid to us on the promissory note we received as part of the consideration for our sale of CoveritLive in July 2014.

Other Income (Expense), Net

Net other expense for the year ended December 31, 2017 was less than $0.1 million as compared to net other income of $40.2 million for the year ended December 31, 2016. The change is primarily due to the gain recognized on the sale of our Cracked business in 2016.

Net other income for the year ended December 31, 2016 increased by $37.1 million to $40.2 million compared to $3.1 million for the year ended December 31, 2015, primarily due to the gain recognized on the sale of our Cracked business in 2016.

Income Tax Benefit (Expense)

During the year ended December 31, 2017, we recorded an income tax benefit of less than $0.1 million compared to an income tax benefit of less than $0.1 million during the year ended December 31, 2016. Income tax benefit for the year ended December 31, 2017 is primarily due to the deferred tax benefit recognized from temporary differences related to amortization from intangibles, partially offset by minimal state income tax expense.

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

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the year ended December 31, 2017 increased by $21.1 million, or 32%, to $86.7 million, as compared to $65.5 million in the same period in 2016. The change was primarily due to increases of $15.4 million in costs of services as a result of revenue growth, $3.8 million in sales and marketing expense related to increased marketing investment and higher personnel costs, $1.4 million in product development expense from increased personnel and related costs as a result of increased headcount and $0.4 million in general and administrative expense. Marketplaces operating contribution was $(2.5) million for the year ended December 31, 2017, as compared to $0.6 million in the same period in 2016.

Marketplaces operating expenses for the year ended December 31, 2016 increased by $15.2 million, or 30%, to $65.5 million, as compared to $50.3 million in the same period in 2015. The change was primarily due to increases of $9.5 million in product costs as a result of revenue growth, $5.4 million in sales and marketing expense related to increased marketing investment and higher personnel costs, and $0.3 million in product development expense from increased headcount. Marketplaces operating contribution was $0.6 million for the year ended December 31, 2016, as compared to $1.9 million in the same period in 2015.

Media Operating Expenses and Operating Contribution

Media operating expenses for the year ended December 31, 2017 decreased by $9.9 million, or 27%, to $26.6 million, as compared to $36.5 million in the same period in 2016. The change was primarily due to decreases of $4.1 million in cost of services, including from the realignment of our content studio and the related low margin custom content sale contracts, $3.4 million in product development costs and $2.3 million in sales and marketing expense, primarily as a result of lower personnel and related costs due to the realignment of our content studio, partially offset by an increase in marketing spend for Livestrong.com, and $0.1 million in general and administrative expense. Media operating contribution was $18.2 million for the year ended December 31, 2017, as compared to $10.8 million in the same period in 2016.

Media operating expenses for the year ended December 31, 2016 decreased by $17.1 million, or 32%, to $36.5 million, as compared to $53.6 million in the same period in 2015. The change was primarily due to decreases of $11.6 million in cost of services and $5.6 million in product development costs primarily as a result of lower personnel and related costs due to a decrease in headcount, including from the realignment of our content studio. Media operating contribution was $10.8 million for the year ended December 31, 2016, as compared to $20.2 million in the same period in 2015.

Corporate Operating Expenses

Corporate operating expenses for the year ended December 31, 2017 decreased by $1.2 million, or 4%, to $26.7 million, as compared to $27.8 million in the same period in 2016. The change was primarily due to decreases of $0.8 million in legal, audit and consulting fees and $0.4 million in personnel and related costs due to a decrease in headcount.

Corporate operating expenses for the year ended December 31, 2016 decreased by $3.6 million, or 11%, to $27.8 million, as compared to $31.4 million in the same period in 2015. The change was primarily due to decreases of $1.1 million personnel and related costs due to a decrease in headcount, $1.0 in legal and audit fees, $1.0 million in consulting and other professional fees and $0.5 million in facilities related expense.

Selected Quarterly Financial Data

The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2017 and 2016, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2016	2016(1)	2016	2016	2017	2017	2017	2017
	(In thousands, except per share data)
	Unaudited
Revenue:
Product revenue	$12,464	$12,005	$15,371	$20,723	$14,584	$15,349	$20,908	$24,943
Service revenue	14,505	12,430	12,688	13,266	12,654	13,216	12,552	14,784
Total revenue	$26,969	$24,435	$28,059	$33,989	$27,238	$28,565	$33,460	$39,727

Product costs(2)	$8,507	$8,290	$9,791	$15,493	$10,534	$11,538	$15,385	$18,836
Service costs(2)	$8,039	$6,478	$5,370	$5,547	$5,790	$5,098	$4,993	$5,929

Loss from operations	$(12,880)	$(13,669)	$(8,383)	$(7,353)	$(10,050)	$(8,917)	$(6,818)	$(5,557)

Net (loss) income	$(11,909)	$24,467	$(8,349)	$(6,220)	$(10,018)	$(8,965)	$(6,817)	$(5,333)

Net (loss) income per share(3)
Basic	$(0.59)	$1.20	$(0.41)	$(0.31)	$(0.50)	$(0.44)	$(0.33)	$(0.26)
Diluted	$(0.59)	$1.18	$(0.41)	$(0.31)	$(0.50)	$(0.44)	$(0.33)	$(0.26)

Weighted average number of shares
Basic	20,213	20,389	20,236	19,773	19,942	20,392	20,745	20,908
Diluted	20,213	20,679	20,236	19,773	19,942	20,392	20,745	20,908

(1)

During the quarter ended June 30, 2016, we completed the sale of our Cracked business. As a result of the sale, we recognized a gain of $38.1 million, recorded in other income in our consolidated statements of operations.

(2)	Excludes the amortization of intangible assets.
(3)	For a description of the method used to compute our basic and diluted net income (loss) per share, refer to Note 5 in Part II, Item 6, “Selected Financial Data.”

Seasonality of Quarterly Results

Our Marketplaces segment is affected by traditional retail seasonality and there is generally increased sales activity on our marketplaces platforms during the third and fourth quarter back-to-school and holiday seasons. Both our Marketplaces and Media segments are also affected by seasonal fluctuations in internet usage, which generally slows during the summer months. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

Liquidity and Capital Resources

As of December 31, 2017, we had $31.3 million of cash and cash equivalents. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the disposition of businesses and certain non-core media properties. Historically, we have principally financed our operations from the issuance of stock, disposals of businesses, net cash provided by our operating activities and borrowings under our previous credit facilities. We do not currently have an available line of credit. We believe that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a new credit facility, selling certain assets or issuing equity, equity-related or debt securities.

As of December 31, 2017, we had a shelf registration statement on file with the SEC that is effective until March 28, 2020, which we may use to offer and sell equity securities with an aggregate offering value not to exceed $100.0 million. On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, including full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of approximately $23.3 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by Leaf Group. We intend to use the net proceeds from the offering for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, although we have no specific agreements, commitments or understandings to do so at this time. Subsequent to the registered public offering in February 2018, the aggregate offering value remaining on our shelf registration statement on file with the SEC is $76.7 million.

Since our inception, we have used cash and stock to make strategic acquisitions to grow our business, including the recent acquisitions of Deny Designs in May 2017 and The Other Art Fair in July 2016. We have also generated cash by disposing of certain businesses. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash. We received cash proceeds of $35.1 million on the closing date and a portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period. During 2016, we also received approximately $1.7 million of cash from the sales of two of our non-core media properties, with an additional $0.4 million received in the first quarter of 2017. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of $4.9 million. We have not initiated any repurchases of our common stock during the year ended December 31, 2017 and are not currently making repurchases. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of December 31, 2017, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Year ended December,
	2017	2016	2015
Net cash used in operating activities	$(11,656)	$(13,093)	$(8,438)
Net cash (used in) provided by investing activities	$(6,893)	$30,907	$7,089
Net cash used in financing activities	$(935)	$(5,573)	$(7,886)

Cash Flows from Operating Activities

Year ended December 31, 2017

Net cash used in operating activities for the year ended December 31, 2017 was $11.7 million, a decrease of $1.4 million compared to the year ended December 31, 2016. The decrease in net cash used in operating activities is primarily due to improvement in operating results and lower non-cash charges for depreciation and amortization offsetting operating losses as compared to the year ended December 31, 2016. Our net loss during the period was $31.1 million, which included non-cash charges of $20.4 million related to depreciation, amortization and stock-based compensation. Cash flow from operating activities was also impacted by an increase in our working capital, including changes in accounts payable, accounts receivable and deferred revenue of $2.4 million, offset in part by changes in accrued expenses, prepaid expenses and other long-term assets of $1.7 million. The changes in our accounts receivable, accounts payable and accrued liabilities were primarily due to the timing of payments and collections, as well as increased costs related to product revenue which has increased as a percentage of total revenue.

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

Cash Flows from Investing Activities

Year ended December 31, 2017

Net cash used in investing activities was $6.9 million for the year ended December 31, 2017. Cash used in investing activities for the year ended December 31, 2017 included $6.3 million paid for the acquisition of Deny Designs, net of cash acquired, $5.3 million related to investments in property and equipment, $0.3 million related to purchases of intangible assets, partially offset by cash inflows of $3.9 million from the release of the full escrow amount related to the sale of our Cracked business, $0.7 million from the release of restricted deposits, primarily related to the release of the escrow held for the Saatchi acquisition, and $0.4 million received from sale of one of our non-core online media properties in 2016.

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

Cash Flows from Financing Activities

Year ended December 31, 2017

Net cash used in financing activities was $0.9 million during the year ended December 31, 2017, primarily consists of $3.3 million related to taxes paid on vesting of restricted stock units, $0.1 million of cash paid for acquisition holdback and $0.1 million used to settle repurchases of common stock initiated in 2016, partially offset by proceeds of $2.6 million from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan during the year ended December 31, 2017.

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

Off Balance Sheet Arrangements

As of December 31, 2017, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2017, 2016 and 2015, we used $5.3 million, $4.6 million and $4.7 million, respectively, in cash to fund capital expenditures to create internally developed software, fund leasehold improvements and purchase servers, IT equipment and fixtures and fittings. We currently anticipate making capital expenditures between $5.0 million and $7.0 million during the year ending December 31, 2018.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2017 (in thousands):

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Operating lease obligations	$2,282	$4,575	$4,416	$3,560	$14,833
Capital lease obligations	71	35	—	—	106
Total contractual obligations	$2,353	$4,610	$4,416	$3,560	$14,939

Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various operating leases that have non-cancelable periods ending between February 2018 and July 2024. The lease for our Santa Monica facility expires in July 2024, subject to a one-time early termination right allowing us to terminate the lease effective as of August 2019.

At December 31, 2017, we had a cash collateralized standby letter of credit for approximately $1.0 million associated with our Santa Monica lease.

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

We believe that the estimates and assumptions associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, the recoverability of our long-lived assets including our media content, income taxes, and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Please see Note 2 of Part IV, Item 15 of this Annual Report on Form 10-K for the summary of significant accounting policies.

Revenue Recognition

We recognize product revenue from sales of Society6 and Deny Designs products when the risk of loss and title transfer to the consumers, net of sales allowances and estimated returns based on historical experience. During the first quarter of 2017, we revised the terms of sales for Society6 to reflect to the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. The impact as a result of this change was an increase in product revenue of approximately $1.1 million for the year ended December 31, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period. Saatchi Art service revenue is recognized when the original art has been delivered and the return period has expired. We estimate sales returns on a monthly basis based on historical returns. Sales returns have not had a material impact on our results.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually as of October 1st or when events or circumstances change in a manner that indicates goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. As of December 31, 2017, we have two reporting units, marketplaces and media, and our goodwill balance related entirely to our marketplaces reporting unit. For the year ended December 31, 2017, we elected to perform a qualitative impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2017. We may be required to record goodwill impairment charges in future periods.

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

In the fourth quarter of 2017, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplified the subsequent measurement of goodwill by removing the second step of the two-step impairment test. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test for each reporting unit. We are required to perform a goodwill impairment test only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the next step is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. Significant estimates in valuing our reporting units include, but are not limited to, future expected cash flows, market comparables and discount rates. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then the amount of the impairment loss is the excess of the carrying amount of the goodwill over its carrying value.

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

Stock-based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards, net of estimated forfeitures. For stock option awards to employees with service based vesting conditions, the fair value is estimated using the Black-Scholes-Merton option pricing model.

The Black-Scholes-Merton option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include the expected volatility and expected term of the award. To the extent that the actual forfeiture rate is different from the anticipated, stock-based compensation expense related to these awards will be different.

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

Concentrations of Credit Risk

As of December 31, 2017, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and four foreign banks. We also maintained cash balances with four internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Advertising network partners that accounted for more than 10% of our consolidated accounts receivable balance were as follows:

	Year ended December 31,
	2017	2016
Google Inc.	34%	35%

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

On May 1, 2017, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Deny Designs. Deny Designs constitutes 3% of total assets of the Company at December 31, 2017, and 5% of the Company’s revenues for the year ended December 31, 2017. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, the Company has excluded Deny Designs from its evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting and changes therein below from the date of such acquisition through December 31, 2017. The Company’s management is in the process of reviewing the operations of Deny Designs and implementing the Company’s internal control structure over the acquired operations.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of stockholders (the “2018 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

Item 11.Executive Compensation

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)Financial Statements:

The following consolidated financial statements are included in this Annual Report on Form 10-K on the pages indicated:

(b)Exhibits:

See the Exhibit Index for a list of exhibits filed as part of this Annual Report on Form 10-K, which Exhibit Index is incorporated herein by reference.

(c)Financial Statement Schedule:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1

Asset Purchase Agreement, dated May 1, 2017, by and among the Company, Deny Designs, a Colorado corporation, and Dustin Nyhus (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2017)

3.1

Amended and Restated Certificate of Incorporation of Leaf Group Ltd., as amended effective November 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

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

Amended and Restated Leaf Group Ltd. 2010 Incentive Award Plan, adopted June 2015, as updated to reflect the Company’s name change effective November 9, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

10.5	†

Form of Leaf Group Ltd. 2010 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

10.6	†

Form of Leaf Group Ltd. 2010 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

10.7	†

Form of Leaf Group Ltd. 2010 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

10.8	†

Leaf Group Ltd. 2010 Employee Stock Purchase Plan, dated September 27, 2010, as updated to reflect the Company’s name change effective November 9, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

10.9	†	Employment Agreement between the Company and Jantoon Reigersman, dated as of November 28, 2017 (filed herewith)
10.10	†

Amended and Restated Employment Agreement, dated as of January 5, 2016, by and between the Company and Sean Moriarty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

Exhibit No.		Description of Exhibit
10.11	†

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

10.13	†

Employment Agreement between the Company and Dion Camp Sanders, dated as of August 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)

10.14	†

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

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)
21.1		List of subsidiaries of Leaf Group Ltd. (filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith)
24.1		Power of Attorney (included on signature page hereto)
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
SEAN MORIARTY
Chief Executive Officer

Date: March 1, 2018

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean Moriarty and Jantoon Reigersman, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, solely for the purposes of filing any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SEAN MORIARTY	Chief Executive Officer and Director	March 1, 2018
Sean Moriarty	(Principal Executive Officer)

/S/ JANTOON REIGERSMAN	Chief Financial Officer	March 1, 2018
Jantoon Reigersman	(Principal Financial Officer)

/S/ WENDY VOONG	Chief Accounting Officer	March 1, 2018
Wendy Voong	(Principal Accounting Officer)

/S/ JAMES QUANDT	Chairman of the Board	March 1, 2018
James Quandt

/S/ JOHN A. HAWKINS	Director	March 1, 2018
John A. Hawkins

/S/ VICTOR E. PARKER	Director	March 1, 2018
Victor E. Parker

/S/ JOHN PLEASANTS	Director	March 1, 2018
John Pleasants

/S/ BRIAN REGAN	Director	March 1, 2018
Brian Regan

/S/ JENNIFER SCHULZ	Director	March 1, 2018
Jennifer Schulz

/S/ MITCHELL STERN	Director	March 1, 2018
Mitchell Stern

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leaf Group Ltd.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Leaf Group Ltd. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).    We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016,  and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Evaluation of Disclosure Controls and Procedures appearing under Item 9A, management has excluded Deny Designs from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017.  We have also excluded Deny Designs from our audit of internal control over financial reporting.  Deny Designs is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 3% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 1, 2018

We have served as the Company’s auditor since 2008.

Leaf Group Ltd. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$31,344	$50,864
Accounts receivable, net	8,663	6,849
Prepaid expenses and other current assets	2,741	8,139
Total current assets	42,748	65,852
Property and equipment, net	11,665	11,503
Intangible assets, net	10,431	11,273
Goodwill	17,152	11,167
Other assets	1,246	1,457
Total assets	$83,242	$101,252

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,980	$2,451
Accrued expenses and other current liabilities	17,182	15,017
Deferred revenue	2,064	2,180
Total current liabilities	21,226	19,648
Deferred tax liability	40	108
Other liabilities	3,456	1,746
Total liabilities	24,722	21,502
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 22,686 issued and 21,031 shares outstanding at December 31, 2017 and 21,407 issued and 19,763 shares outstanding at December 31, 2016	2	2
Additional paid-in capital	523,012	513,139
Treasury stock at cost, 1,655 at December 31, 2017 and 1,644 at December 31, 2016	(35,706)	(35,641)
Accumulated other comprehensive loss	(17)	(112)
Accumulated deficit	(428,771)	(397,638)
Total stockholders’ equity	58,520	79,750
Total liabilities and stockholders’ equity	$83,242	$101,252

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenue:
Product revenue	$75,784	$60,563	$48,715
Service revenue	53,206	52,889	77,254
Total revenue	128,990	113,452	125,969
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	56,292	42,081	33,769
Service costs (exclusive of amortization of intangible assets shown separately below)	21,810	25,434	37,481
Sales and marketing	28,297	26,654	21,041
Product development	18,613	19,964	26,315
General and administrative	29,591	30,704	35,428
Amortization of intangible assets	5,728	10,900	18,706
Total operating expenses	160,331	155,737	172,740
Loss from operations	(31,341)	(42,285)	(46,771)
Interest income	195	96	361
Interest expense	(5)	(4)	(143)
Other (expense) income, net	(19)	40,172	3,107
Loss before income taxes	(31,170)	(2,021)	(43,446)
Income tax benefit (expense)	37	10	(55)
Net loss	$(31,133)	$(2,011)	$(43,501)

Net loss per share - basic and diluted	$(1.52)	$(0.10)	$(2.18)

Weighted average number of shares - basic and diluted	20,501	20,152	19,938

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2017	2016	2015
Net loss	$(31,133)	$(2,011)	$(43,501)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	95	(21)	(15)
Comprehensive loss	$(31,038)	$(2,032)	$(43,516)

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2014	19,741	$2	$497,809	$(30,767)	$(76)	$(352,126)	$114,842
Issuance of stock under employee stock awards and other, net	290	—	464	—	—	—	464
Issuance of stock for acquisition holdback	123	—	—	—	—	—	—
Tax withholdings related to vesting of share-based payments	—	—	(668)	—	—	—	(668)
Stock-based compensation expense	—	—	7,998	—	—	—	7,998
Foreign currency translation adjustment	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	(43,501)	(43,501)
Balance at December 31, 2015	20,154	$2	$505,603	$(30,767)	$(91)	$(395,627)	$79,120
Issuance of stock under employee stock awards and other, net	453	—	580	—	—	—	580
Repurchases of common stock to be held in treasury	(844)	—	—	(4,874)	—	—	(4,874)
Tax withholdings related to vesting of share-based payments	—	—	(1,246)	—	—	—	(1,246)
Stock-based compensation expense	—	—	8,202	—	—	—	8,202
Foreign currency translation adjustment	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(2,011)	(2,011)
Balance at December 31, 2016	19,763	$2	$513,139	$(35,641)	$(112)	$(397,638)	$79,750
Issuance of stock under employee stock awards and other	1,063	—	2,597	—	—	—	2,597
Repurchases of common stock to be held in treasury	(10)	—	—	(65)	—	—	(65)
Issuance of common stock for acquisition	215	—	1,603	—	—	—	1,603
Tax withholdings related to vesting of share-based payments	—	—	(3,284)	—	—	—	(3,284)
Stock-based compensation expense	—	—	8,957	—	—	—	8,957
Foreign currency translation adjustment	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	(31,133)	(31,133)
Balance at December 31, 2017	21,031	$2	$523,012	$(35,706)	$(17)	$(428,771)	$58,520

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(31,133)	$(2,011)	$(43,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,803	18,090	29,884
Deferred income taxes	(68)	(45)	—
Stock-based compensation	8,565	7,779	7,562
Gain on disposal of businesses and online properties	—	(40,230)	(3,156)
Other	(191)	111	(105)
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	(1,108)	3,502	3,840
Prepaid expenses and other current assets	705	238	917
Other long-term assets	81	(371)	(131)
Accounts payable	(1,140)	529	(2,794)
Accrued expenses and other liabilities	972	(166)	(1,177)
Deferred revenue	(142)	(519)	223
Net cash used in operating activities	(11,656)	(13,093)	(8,438)
Cash flows from investing activities
Purchases of property and equipment	(5,337)	(4,582)	(4,732)
Purchases of intangible assets	(286)	(147)	(87)
Cash received from disposal of businesses and online properties, net of cash disposed	4,285	36,815	5,071
Cash received from early repayment of promissory note	—	—	5,100
Cash received from disposition holdback	—	—	998
Cash paid for acquisitions, net of cash acquired	(6,304)	(1,413)	(58)
Restricted deposits	742	136	671
Other	7	98	126
Net cash (used in) provided by investing activities	(6,893)	30,907	7,089
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	2,598	579	464
Repurchases of common stock	(65)	(4,874)	—
Taxes paid on net share settlements of restricted stock units	(3,284)	(1,246)	(668)
Cash paid for acquisition holdback	(119)	—	(7,561)
Other	(65)	(32)	(121)
Net cash used in financing activities	(935)	(5,573)	(7,886)
Effect of foreign currency on cash and cash equivalents	(36)	53	(15)
Change in cash and cash equivalents	(19,520)	12,294	(9,250)
Cash and cash equivalents, beginning of period	50,864	38,570	47,820
Cash and cash equivalents, end of period	$31,344	$50,864	$38,570

Supplemental disclosure of cash flows
Cash paid for interest	$6	$4	$143
Cash paid for taxes	$112	$99	$116
Stock issued for acquisitions	$1,603	$—	$731

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1. Company Background and Overview

Leaf Group Ltd. (“Leaf Group” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified consumer internet company. We build enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including art and design, fitness and wellness, home and décor, do-it-yourself projects and crafts, amongst others.

Our business is comprised of two segments: Marketplaces and Media.

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of our Society6.com (“Society6”) and Deny Designs brands, provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products in the home décor, accessories, and apparel categories. Our fine art marketplace, Saatchi Art, inclusive of SaatchiArt.com and its complementary art fair event brand, The Other Art Fair (collectively, “Saatchi Art”), is a leading fine art marketplace where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles and designed visual formats, on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a fitness, health and wellness destination; Hunker, a home and space inspiration destination; Cuteness.com, an online community for pet owners and animal lovers; eHow, a do-it-yourself reference destination; and over 40 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of assets acquired and liabilities assumed in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of our assets and liabilities.

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

Our revenue is principally derived from the following products and services:

Product Revenue

We recognize product revenue from sales of products when the title and risk of loss transfers to the customer, net of sales allowances and estimated returns based on historical experience. Payments received in advance of shipment are included in deferred revenue in the accompanying consolidated balance sheets. Product revenue is recorded at the gross amount due to the following factors: we are the primary obligor in a transaction, we have inventory and credit risk, and we have latitude in establishing prices and selecting suppliers. We record revenue net of any incentive offers periodically provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

During the first quarter of 2017, we revised the terms of sales for Society6 to reflect to the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. The impact as a result of this change was an increase in product revenue of approximately $1.1 million for the year ended December 31, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of the period.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art.  We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at the fairs and sponsorship opportunities and generally recognize fair related service revenue upon completion of the fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the primary obligor in the transaction, we do not have inventory risk, and we do not establish the prices for the art sold. Revenue is recognized after the original art has been delivered and the return period has expired. Payments received in advance of delivery and completion of the return period are included in deferred revenue in the accompanying consolidated balance sheets. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Product Costs

Product costs consist of product manufacturing costs, including both in-house and contract manufacturing costs, artist payments, personnel costs and credit card and other transaction fees.

Service Costs

Service costs consist of payments relating to our internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our partners pursuant to revenue-sharing arrangements where we are the primary obligor. In addition, service costs include expenses related to art fairs hosted by Saatchi Art’s The Other Art Fair, such as venue-related costs and fair personnel costs.

Shipping and Handling

Shipping and handling charged to customers are recorded in service revenue or product revenue, as applicable. Associated costs are recorded in service costs or product costs.

Advertising Costs

Advertising costs are expensed as incurred and generally consist of internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our consolidated statements of operations. Advertising expense, not including customer acquisition marketing costs, was $4.6 million, $3.1 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Operating Leases

For operating leases that include rent-free periods or escalation clauses over the term of the lease, we recognize rent expense on a straight-line basis and the difference between expense and amounts paid are recorded as deferred rent in current and long-term liabilities.

Product Development and Software Development Costs

Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $7.6 million (net of $10.9 million accumulated amortization) and $6.4 million (net of $13.4 million accumulated amortization) as of December 31, 2017 and 2016, respectively.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on the grant date fair values of the awards, net of estimated forfeitures. Our stock-based payment awards are comprised principally of restricted stock units and stock options.

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

The Black-Scholes-Merton option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include the expected volatility and expected term of the award. To the extent that the actual forfeiture rate is different from the anticipated, stock-based compensation expense related to these awards will be different

We estimated the expected volatility of our awards from the historical volatility of selected public companies with comparable characteristics to Leaf Group, including similarity in size, lines of business, market capitalization, revenue and financial leverage. We calculated the weighted average expected life of our options based upon our historical experience of option exercises combined with estimates of the post-vesting holding period. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury notes with terms approximately equal to the expected life of the option. The expected dividend rate is zero as we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on applicable historical forfeiture patterns adjusted for any expected changes in future periods.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Restricted stock units (“RSUs”) are considered outstanding common shares and included in the computation of basic income (loss) per share as of the date that all necessary conditions of vesting are satisfied. RSUs, stock options and stock issued pursuant to the ESPP are excluded from the diluted net income (loss) per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2017, 2016 and 2015, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist primarily of checking accounts, money market accounts, and short-term certificates of deposit.

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

•	Third party retail customers who purchase product through the wholesale channel of our marketplaces business.

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

The allowance for doubtful account activity is as follows (in thousands):

	Balance at	Charged to		Balance at
	beginning of	costs and	Write-offs, net	end of
	period	expenses	of recoveries	period
December 31, 2017	$27	$217	$(35)	$209
December 31, 2016	$197	$228	$(398)	$27
December 31, 2015	$218	$52	$(73)	$197

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is amortized over three years, software is amortized over two to three years, furniture and fixtures are amortized over five years and machinery and related equipment are amortized over five years. Leasehold improvements are amortized straight-line over the shorter of the remaining lease term or the estimated useful lives of the improvements ranging from one to ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from our financial statements with the resulting gain or loss reflected in our results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, we will record a loss on disposal of the property and equipment, which is computed as difference between the sales price, if any, and the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

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

We continue to perform evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in $0.7 million, $1.9 million and $3.4 million of related accelerated amortization expense in the years ended December 31, 2017, 2016 and 2015, respectively.

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

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We did not recognize any impairment loss for long-lived assets for the years ended December 31, 2017, 2016 and 2015. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2017, we have two reporting units: marketplaces and media and our goodwill balance related entirely to our marketplaces reporting unit.

In the fourth quarter of 2017, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplified the subsequent measurement of goodwill by removing the second step of the two-step impairment test. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test for each reporting unit. We are required to perform a goodwill impairment test only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the next step is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. Significant estimates in valuing our reporting units include, but are not limited to, future expected cash flows, market comparables and discount rates. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then the amount of the impairment loss is the excess of the carrying amount of the goodwill over its fair value.

Fair Value Measurements

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

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued liabilities approximate fair value because of their short maturities. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. Contingent consideration is required to be recognized at fair value as of the acquisition date and remeasured at fair value at each reporting period. We estimate the fair value of these liabilities based on estimated probabilities of achievement of the contingent considerations as per the terms of the purchase agreement, discounted to estimate fair value. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in probability assumptions with respect to the likelihood of achieving the contingent criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results and cash flows.

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers before we have met all four criteria for the recognition of revenue. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of title and risk of loss of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2017, 2016 and 2015, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were not significant.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The guidance is effective for the Company commencing in the first quarter of fiscal year 2018. We have completed our assessment of this guidance and intend to adopt Topic 606 as of January 1, 2018, using the modified retrospective transition method and will utilize various practical expedients allowed under the guidance, such as the application of the guidance only to contracts that are not completed as of the date of the initial application and certain other practical expedients applicable to contracts with a duration of one year or less. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. We expect the adoption of Topic 606 will not have a material impact to the consolidated financial statements, however we expect to expand disclosures regarding contracts and revenue types.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 is effective for the Company beginning in fiscal 2018. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-18 will be applied using a retrospective transition method to each period presented and early adoption is permitted. ASU 2016-18 is effective for the Company beginning in fiscal 2018. The Company is evaluating the impact of the adoption of this guidance on the consolidated financial statements. As of December 31, 2017, the Company has a restricted cash balance of $1.0 million collateralizing a standby letter of credit associated with the lease of the headquarters office. The Company's practice has historically been to present changes to the account as restricted deposits in the statement of cash flows. Upon adoption of this guidance, the Company expects that the presentation of the beginning and ending amounts of cash on the statement of cash flows will change to include the balance of restricted cash.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance in the fourth quarter of fiscal year 2017 and there was no material impact of this standard on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2017-09 is effective for the Company beginning in fiscal 2018. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Subtopic 220), that permits a reclassification from accumulated other comprehensive income (loss) to retained earnings of the stranded tax effects resulting from application of the new corporate tax rate of 21% enacted in the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after

December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements, however does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Computers and other related equipment	$9,106	$8,656
Purchased and internally developed software	26,319	27,601
Furniture and fixtures	1,503	1,472
Leasehold improvements	6,784	6,694
Machinery and related equipment	581	—
	44,293	44,423
Less accumulated depreciation	(32,628)	(32,920)
Property and equipment, net	$11,665	$11,503

At December 31, 2017 and 2016, total software under capital lease and vendor financing obligations was $3.8 million and was fully amortized. Amortization expense for assets under capital lease and vendor financing obligations was not material for the years ended December 31, 2017, 2016 and 2015.

Depreciation expense for the periods shown is classified as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Product costs	$252	$—	$—
Service costs	3,092	3,563	5,965
Sales and marketing	36	49	67
Product development	91	138	200
General and administrative	2,604	3,440	4,946
Total depreciation	$6,075	$7,190	$11,178

As a result of the shortening our estimated useful lives for certain assets, we recorded accelerated depreciation expense of approximately $0.4 million, $1.2 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2017
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$2,853	$(1,628)	$1,225	4.3
Artist relationships	12,235	(10,659)	1,576	4.1
Media content	91,445	(90,187)	1,258	5.1
Technology	6,204	(4,751)	1,453	4.6
Non-compete agreements	25	(20)	5	3.0
Trade names	9,889	(4,975)	4,914	10.2
	$122,651	$(112,220)	$10,431

	December 31, 2016
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$1,453	$(1,252)	$201	3.7
Artist relationships	11,916	(10,337)	1,579	4.1
Media content	91,616	(87,604)	4,012	5.1
Technology	5,654	(3,649)	2,005	4.7
Non-compete agreements	25	(11)	14	3.0
Trade names	7,539	(4,077)	3,462	10.2
	$118,203	$(106,930)	$11,273

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification is shown below (in thousands):

	Year ended December 31,
	2017	2016	2015
Service costs	$3,212	$7,037	$12,680
Sales and marketing	692	2,319	3,862
Product development	1,101	987	1,440
General and administrative	723	557	724
Total amortization	$5,728	$10,900	$18,706

Service costs for the years ended December 31, 2017, 2016 and 2015 include an accelerated amortization charge of $0.7 million, $1.9 million and $3.4 million, respectively, as a result of the removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2017 is as follows (in thousands):

Estimated
Amortization
Year ending December 31,
2018	$3,397
2019	$1,959
2020	$1,336
2021	$1,172
2022	$930
Thereafter	$1,637

5. Goodwill

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2015	$10,358
Acquisitions	851
Foreign currency impact	(42)
Balance at December 31, 2016	$11,167
Acquisitions	5,906
Foreign currency impact	79
Balance at December 31, 2017	$17,152

We have two reporting units, marketplaces and media, and our goodwill balance relates entirely to our marketplaces reporting unit.

For the year ended December 31, 2016, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2016.  The change in goodwill in 2016 is attributable to the acquisition of Other Art Fairs Ltd, which operates as The Other Art Fair, in July 2016.

For the year ended December 31, 2017, we elected to perform a qualitative impairment analysis as part of our annual goodwill impairment assessment and determined that there was no impairment charge for the year ended December 31, 2017. We may be required to record goodwill impairment charges in future periods.  The change in goodwill in 2017 is attributable to the acquisition of Deny Designs in May 2017.

6. Other Assets

 As of December 31, 2017 and 2016, we had cash collateralizing a standby letter of credit associated with the lease of our headquarters office of approximately $0.8 million and $1.0 million, respectively, included in long-term assets.

As of December 31, 2016, prepaid expenses and other current assets include $3.9 million in cash from the sale of our Cracked business that was placed into escrow to cover certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued payroll and related items	$4,252	$4,239
Artist payables	4,999	3,982
Accrued product costs	1,914	1,566
Accrued marketing	1,301	1,456
Contingent liabilities	1,176	—
Other	3,540	3,774
Accrued expenses and other current liabilities	$17,182	$15,017

Other long-term liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued rent	$1,443	$1,503
Contingent liabilities	1,944	—
Other	69	243
Other liabilities	$3,456	$1,746

As part of the acquisition of Deny Designs, as described in Note 14, contingent consideration of up to $3.6 million is payable annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our statement of operations. During the year ended December 31, 2017, we recorded a fair value adjustment of $0.3 million to the liability, which was recorded to operating expense in our consolidated statement of operations. The estimated amount payable upon the first year anniversary is included in accrued expenses and other current liabilities, and the long-term portions are included in other liabilities in our consolidated balance sheets.

During the year ended December 31, 2016, we recognized severance costs of $1.7 million primarily as a result of actions taken in June 2016 to streamline our content publishing studio and better integrate this business into our broader Media segment. These severance costs were recognized in the consolidated statements of operations as follows: $0.7 million in sales and marketing costs, $0.6 million in product development costs, $0.3 million in service costs, and $0.1 million in general and administrative costs. Severance amounts related to these actions were fully paid as of December 31, 2016.

Changes to the severance accrual during the year ended December 31, 2016 are as follows (in thousands):

Balance at December 31, 2015	$485
New charges	1,690
Cash payments	(2,175)
Balance at December 31, 2016	$—

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases with non-cancelable periods ending between February 2018 and July 2024. The lease for our Santa Monica facility expires in July 2024, subject to a one-time early termination right allowing us to terminate the lease effective as of August 2019.

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2017 (in thousands):

Operating
leases
Year ending December 31,
2018	$2,282
2019	2,324
2020	2,251
2021	2,257
2022	2,159
Thereafter	3,560
Total minimum lease payments	$14,833

As of December 31, 2017, future lease payments under capital leases were not material. We incurred rent expense of $2.6 million, $2.3 million and $2.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

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

9. Income Taxes

Income (loss) from operations before income taxes consisted of the following (in thousands):

	2017	2016	2015
Domestic	$(30,593)	$(1,856)	$(43,518)
Foreign	(577)	(165)	72
Loss from operations before income taxes	$(31,170)	$(2,021)	$(43,446)

Income tax benefit (expense) consisted of the following (in thousands):

	2017	2016	2015
Current (expense) benefit:
Federal	$—	$—	$—
State	(85)	(6)	(32)
International	55	(22)	(23)
Deferred (expense) benefit:
Federal	(22)	—	—
State	(5)	—	—
International	94	38	—
Total income tax benefit (expense)	$37	$10	$(55)

The reconciliation of the federal statutory income tax rate of 35% to our effective income tax rate is as follows (in thousands):

	2017	2016	2015
Expected income tax benefit at U.S. statutory rate	$10,909	$707	$15,198
Difference between U.S. and foreign taxes	(92)	(32)	6
State tax (expense) benefit, net of federal taxes	325	(41)	983
Stock-based compensation	243	(725)	(982)
Meals and entertainment	(116)	(98)	(135)
Non-deductible officer compensation	(1,463)	—	—
Deferred tax changes due to new tax rate and other adjustments	(32,304)	(1,371)	(1,604)
Valuation allowance	22,530	1,549	(13,509)
Other	5	21	(12)
Total income tax benefit (expense)	$37	$10	$(55)

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (the “2017 Act”) into law. The 2017 Act will have pervasive financial reporting implications for all companies with U.S. operations. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, additional limitations on executive compensation and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

The enactment of the 2017 Act requires the remeasurement of deferred taxes at the new corporation tax rate of 21%, for which we have recorded a provisional amount that reduces the net deferred tax assets, before valuation allowance, by $38.4 million. Due to a full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. We do not expect the amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings to be material based on cumulative foreign deficits from our foreign subsidiaries. We expect to finalize our analysis in 2018.

Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitations on the deductibility of certain executive compensation, deductions related to foreign derived intangible income, and a minimum tax on certain foreign earnings.

During the year ended December 31, 2016, we elected to prospectively adopt ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, effective January 1, 2016.  No prior periods were retrospectively adjusted. During the year ended December 31, 2017, the Company adopted the new accounting guidance ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including the recognition of the tax attributes related to the exercise of employee stock options, even if they haven’t resulted in a decrease to taxes payable.  Therefore, the Company recorded an increase to deferred tax assets related to net operating loss carryforwards of $7.2 million as of January 1, 2017, which is fully reduced by valuation allowance and no net impact to income tax expense.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Accrued liabilities not currently deductible	$1,542	$2,479
Intangible assets—excess of tax basis over financial statement basis	21,327	37,693
Federal impact of deferred state taxes	(2,011)	(3,242)
Net operating losses	45,268	52,367
Stock-based compensation	2,152	3,640
Other	399	408
	68,677	93,345
Deferred tax liabilities:
Intangible assets—excess of financial statement basis over tax basis	(332)	(677)
Property and equipment	(755)	(1,169)
Deferred gain on sale	—	(1,555)
	(1,087)	(3,401)
Valuation allowance	(67,630)	(90,052)
Net deferred tax liabilities	$(40)	$(108)

Current	$—	$—
Non-current	(40)	(108)
	$(40)	$(108)

We had federal net operating loss (“NOL”) carryforwards of approximately $189.8 million and $155.5 million as of December 31, 2017 and 2016, respectively, which expire between 2021 and 2037. In addition, as of December 31, 2017 and 2016 we had state NOL carryforwards of approximately $65.4 million and $62.6 million which expire between 2019 and 2037.

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

We reduce the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. We have determined it is more likely than not that we will not realize the benefit of all our deferred tax assets and accordingly a valuation allowance of $67.6 million and $90.1 million against our deferred taxes was required at December 31, 2017 and 2016, respectively. The change in the valuation allowance for the years ended December 31, 2017, 2016 and 2015 was a decrease of $22.5 million, a decrease of $2.8 million and an increase of $4.4 million,  respectively, all of which was recorded in income tax benefit (expense). As we have no sustained history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain income tax positions during 2017, 2016 or 2015 and we do not expect our uncertain tax positions to have a material impact on our consolidated financial statements within the next twelve months. The total gross amount of unrecognized tax benefits was not material for the years ended December 31, 2017 and 2016.

We file a U.S. federal and various state tax returns. The tax years 2007 to 2017 remain subject to examination by the Internal Revenue Service and most tax years since our incorporation are subject to examination by various state authorities.

10. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. We made matching contributions of $0.8 million, $0.9 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

11. Stock-based Compensation Plans and Awards

Stock Incentive Plans

The 2010 Incentive Award Plan (the “2010 Plan”) was adopted by the board of directors, and approved by the Company’s stockholders in August 2010. In connection with the adoption of the 2010 Plan on August 5, 2010, 0.06 million stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. An amended and restated version of the 2010 Plan (the “2010 A&R Plan”) was adopted by the board of directors on April 23, 2015 and approved by the Company’s stockholders on June 11, 2015. Upon adoption of the 2010 A&R Plan, up to 5.6 million stock options, restricted stock, restricted stock unit and other incentive awards were reserved for future grant to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified and may be granted under the 2010 A&R Plan. In addition, awards available for grant under the 2010 A&R Plan shall be increased on an annual basis as of January 1st of each fiscal year through January 2020 by an amount equal to the lesser of (i) 1.2 million (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2017, 3.5 million stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and vest either annually or monthly over a 3 or 4-year period. Restricted stock unit awards generally vest either annually or quarterly over a 3 or 4-year period. Certain stock options and restricted stock unit awards have accelerated vesting provisions in the event of a change in control.

Valuation of Awards

The per share fair value of stock options granted with service conditions was determined on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2017	2016	2015
Expected life (in years)	5.9	6.0	5.9
Risk-free interest rate	1.9%	1.3%	1.7%
Expected volatility range	53.0%	53.6%	53.4%
Expected dividend yield	—	—	—

Award Activity

Stock Options

Stock option activity is as follows (in thousands, except per share data):

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise	term	intrinsic
	outstanding	price	(in years)	value
Outstanding at December 31, 2016	2,856	$8.31	7.88	$1,489
Options granted	37	$7.90
Options exercised	(413)	$5.79
Options forfeited or cancelled	(340)	$6.39
Outstanding at December 31, 2017	2,140	$9.09	6.95	$4,443
Exercisable at December 31, 2017	1,650	$9.40	6.78	$3,109
Vested and expected to vest at December 31, 2017	2,125	$9.12	6.94	$4,370

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the estimated fair value of our common stock at December 31, 2017 and 2016 and their exercise prices, respectively for all awards where the fair value of our common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.

Information related to stock-based compensation activity is as follows (in thousands, except per share data):

	Year ended December 31,
	2017	2016	2015
Weighted average fair value of options granted (per option)	$4.01	$2.76	$2.74
Intrinsic value of options exercised	$893	$97	$13

As of December 31, 2017, there was approximately $1.8 million of stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units

		Weighted
		average
	Number of	grant date
	shares	fair value
Unvested at December 31, 2016	1,941	$5.45
Granted	1,525	$8.06
Vested	(1,036)	$5.46
Forfeited	(542)	$6.92
Unvested at December 31, 2017	1,888	$7.13

The total fair value of restricted stock units that vested in the years ended December 31, 2017, 2016 and 2015 was $5.7 million, $3.5 million and $2.9 million, respectively.

As of December 31, 2017, there was approximately $9.7 million of unrecognized stock-based compensation cost related to non-vested RSUs. The amount is expected to be recognized over a weighted average period of 1.9 years. To the extent that the actual forfeiture rate is different from the anticipated, stock-based compensation expense related to these awards will be different.

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP currently provides for a 12-month offering period which is comprised of two consecutive six-month purchase periods, one from May to November and the other from November to May. A maximum of 500 shares of common stock may be purchased by each participant during each six-month purchase period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 12-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 27% and 48% for each of the two purchase periods in the current offering period. The expense related to the years ended December 31, 2017, 2016 and 2015 was not material.  There were 1.6 million shares of common stock remaining authorized for issuance under the ESPP at December 31, 2017.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Service costs	$599	$1,174	$1,084
Sales and marketing	759	725	691
Product development	1,847	1,502	2,192
General and administrative	5,360	4,378	3,595
Total stock-based compensation	$8,565	$7,779	$7,562

 There was no income tax benefit related to stock-based compensation included in net income (loss) for the years ended December 31, 2017 and 2016 as the Company generated current year taxable losses without stock-based compensation.

During each of the years ended December 31, 2017, 2016 and 2015, $0.4 million of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

During the year ended December 31, 2016, we accelerated the vesting of certain stock awards in connection with the sale of our Cracked business, resulting in approximately $0.8 million in stock-based compensation expense. Stock-based compensation expense for accelerations and modifications was immaterial for the year ended December 31, 2015.

12. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. During the year ended December 31, 2016, we re-initiated purchases of our common stock under the stock repurchase plan and repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of approximately $4.9 million. Repurchases of approximately 10,000 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. We have not initiated any repurchases of our common stock during the year ended December 31, 2017 and are not currently making repurchases. As of December 31, 2017, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of December 31, 2017, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

Voting Rights

Each share of common stock has the right to one vote per share.

13. Fair Value Measurements

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued liabilities approximate fair value because of their short maturities. Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. Contingent consideration is required to be recognized at fair value as of the acquisition date and remeasured at fair value at each reporting period. We estimate the fair value of these liabilities based on estimated probabilities of achievement of the contingent considerations as per the terms of the purchase agreement, discounted to estimate fair value. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in probability assumptions with respect to the likelihood of achieving the contingent criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results and cash flows.

As of December 31, 2017, we did not have any Level 1 or Level 2 financial assets or liabilities measured at fair value. During the year ended December 31, 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our statement of operations. During the year ended December 31, 2017, we recorded a fair value adjustment of $0.3 million to the liability, which was recorded to operating expense in our consolidated statement of operations. We classify our contingent consideration resulting from acquisitions within the Level 3 fair value hierarchy, as the valuation inputs are based on unobservable inputs.

As of December 31, 2016, we did not have any financial assets or liabilities measured at fair value.

14. Acquisitions and Dispositions

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

During the years ended December 31, 2017 and 2016, we acquired businesses consistent with our plan of acquiring, consolidating and developing marketplaces properties. In addition to identifiable assets acquired in these business combinations, our goodwill primarily derives from the ability to generate synergies across our businesses. As of December 31, 2017, our goodwill relates entirely to our acquisition of marketplace businesses.

Year ended December 31, 2017

On May 1, 2017, we completed the acquisition of certain assets and the assumption of certain liabilities of Deny Designs, a made-to-order home décor brand with in-house manufacturing capacity, and both wholesale and direct-to-consumer channels, for total consideration of $12.0 million. The purchase price consists of cash of approximately $6.7 million paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million issued in a private placement, and contingent consideration of $3.6 million, payable annually in three equal installments on the first through third anniversary of the closing date, subject to reduction in certain circumstances. A portion of the contingent consideration will secure post-closing indemnification obligations of the seller and/or post-closing working capital adjustments to the purchase price. Deny Designs operates as a part of our Marketplaces segment, augmenting our made-to-order business.

The total fair value of the purchase price for the acquisition including cash paid at closing, fair value of common stock issued and contingent consideration approximated $11.2 million and was allocated to Deny Designs’ tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 1, 2017, the closing date of the acquisition. The excess of the purchase price over the net assets and liabilities acquired was recorded as goodwill. The acquisition is included in our consolidated financial statements as of the closing date of the acquisition, which was May 1, 2017. The valuation of the fair value of tangible and intangible assets acquired and liabilities assumed was finalized as of December 31, 2017.

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

The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our statement of operations. During the year ended December 31, 2017, we recorded a fair value adjustment of $0.3 million to the liability, which was recorded to operating expense in our consolidated statement of operations. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our consolidated balance sheets.

Supplemental Pro forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2016, is as follows (in thousands):

	Year ended December 31,
	2017	2016
Revenue	$131,572	$121,818
Net loss	(31,187)	(1,649)

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented.

Year ended December 31, 2016

On July 7, 2016, we completed the acquisition of the entire issued share capital of Other Art Fairs Ltd, which operates as The Other Art Fair, for consideration of £1.1 million (approximately $1.5 million) in cash, excluding deferred consideration of up to £315,000 in cash, payable over a three year period. The Other Art Fair is a leading London-based art fair for discovering emerging artists that subsequent to the acquisition, now operates as Saatchi Art’s complementary art fair event brand.

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

Dispositions

Year ended December 31, 2016

In April 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc., a subsidiary of The E.W. Scripps Company, for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to cover certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period. Revenue for the Cracked business for the years ended December 31, 2016 (through the sale date of April 12, 2016) and 2015 was $1.8 million and $10.9 million, respectively. The Cracked business had a pre-tax loss of $1.9 million for the year ended December 31, 2016

(through the sale date of April 12, 2016) and pre-tax income of $3.1 million for the year ended December 31, 2015, excluding allocations for corporate costs and including stock-based compensation expense resulting from the sale. The sale did not meet the definition of discontinued operations under ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

As a result of the sale of the Cracked business, we recognized a gain of $38.1 million, recorded in other income, net, which included $0.6 million in net assets sold and $0.3 million in transaction costs incurred in connection with the sale.

In addition, during the year ended December 31, 2016, we sold two of our non-core media properties for total cash consideration of $2.1 million, including $0.4 million received during the year ended December 31, 2017, resulting in a gain of $2.1 million, recorded in other income (expense), net.

Year ended December 31, 2015

In February 2015, we sold our Pluck social media business for $3.8 million in cash after working capital adjustments, resulting in a gain of $2.1 million. During the year ended December 31, 2015, we also sold certain non-core media properties for total consideration of $1.2 million, resulting in a gain of $1.0 million, recorded in other income (expense), net.

15. Business Segments

Prior to the second quarter of 2017, we operated in one operating segment. In the second quarter of 2017, as a result of the continued growth of and expanding portfolio within our Marketplaces segment, including the acquisition of Deny Designs in May 2017, we revised the information used by our chief operating decision maker (the “CODM”) to evaluate financial performance and resource allocation, and determined that we operate in two segments: Marketplaces and Media.

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	2017	2016	2015
Segment Revenue:
Marketplaces	$84,126	$66,139	$52,155
Media	44,864	47,313	73,814
Total revenue	$128,990	$113,452	$125,969

Segment Operating Expenses:
Marketplaces(1)	$86,656	$65,513	$50,294
Media(1)	26,616	36,510	53,576
Add:
Corporate expenses(2)	26,691	27,845	31,424
Consolidated operating expenses	$139,963	$129,868	$135,294

Segment Operating Contribution:
Marketplaces(3)	$(2,530)	$626	$1,861
Media(3)	18,248	10,803	20,238
Add (deduct):
Corporate expenses(2)	(26,691)	(27,845)	(31,424)
Acquisition, disposition and realignment costs(4)	299	1,396	2,488
Adjusted EBITDA(5)	$(10,674)	$(15,020)	$(6,837)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(10,674)	$(15,020)	$(6,837)
Add (deduct):
Interest income (expense), net	190	92	218
Other (expense) income, net(6)	(19)	40,172	3,107
Depreciation and amortization(7)	(11,803)	(18,090)	(29,884)
Stock-based compensation(8)	(8,565)	(7,779)	(7,562)
Acquisition, disposition and realignment costs(4)	(299)	(1,396)	(2,488)
Loss before income taxes	$(31,170)	$(2,021)	$(43,446)

(1)

Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(2)

Corporate expenses include corporate and unallocated operating expenses that are not directly attributable to the operating segments, including: corporate information technology, marketing, and general and administrative support functions and also excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

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

Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Domestic	$102,553	$90,504	$107,258
International	26,437	22,948	18,711
Total revenue	$128,990	$113,452	$125,969

16. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2017, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and four foreign banks. We also maintained cash balances with four internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

A substantial portion of our advertising revenue is generated from multiple arrangements with one advertising network partner. The percentage of revenue generated through advertising network partners representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2017	2016	2015
Google Inc.	24%	27%	36%

Advertising network partners comprising more than 10% of the consolidated accounts receivable balance was as follows:

	Year ended December 31,
	2017	2016
Google Inc.	34%	35%

17. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year ended December 31,
	2017	2016	2015
Net loss	$(31,133)	$(2,011)	$(43,501)
Weighted average common shares outstanding—basic and diluted	20,501	20,152	19,938
Net loss per share - basic and diluted	$(1.52)	$(0.10)	$(2.18)

For the years ended December 31, 2017, 2016 and 2015, we excluded 4.5 million, 3.6 million and 4.1 million shares, respectively, from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive.

18. Subsequent Events

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, including full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of approximately $23.3 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by Leaf Group. We intend to use the net proceeds from the offering for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, although we have no specific agreements, commitments or understandings to do so at this time.