Form 10-Q
period 2018-03-31
LEAF GROUP LTD.
filed 2018-05-08
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 24,752,763 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$46,523	$31,344
Accounts receivable, net	8,886	8,663
Prepaid expenses and other current assets	3,216	2,741
Total current assets	58,625	42,748
Property and equipment, net	11,988	11,665
Intangible assets, net	9,452	10,431
Goodwill	17,186	17,152
Other assets	1,093	1,246
Total assets	$98,344	$83,242

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,619	$1,980
Accrued expenses and other current liabilities	14,220	17,182
Deferred revenue	1,936	2,064
Total current liabilities	17,775	21,226
Deferred tax liability	51	40
Other liabilities	3,438	3,456
Total liabilities	21,264	24,722
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 26,385 and 24,730 shares issued and outstanding at March 31, 2018 and 22,686 and 21,031 shares issued and outstanding at December 31, 2017	2	2
Additional paid-in capital	547,445	523,012
Treasury stock at cost, 1,655 shares at March 31, 2018 and December 31, 2017	(35,706)	(35,706)
Accumulated other comprehensive income (loss)	35	(17)
Accumulated deficit	(434,696)	(428,771)
Total stockholders’ equity	77,080	58,520
Total liabilities and stockholders’ equity	$98,344	$83,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenue:
Product revenue	$18,451	$14,584
Service revenue	15,296	12,654
Total revenue	33,747	27,238
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	13,337	10,534
Service costs (exclusive of amortization of intangible assets shown separately below)	6,287	5,790
Sales and marketing	6,989	6,724
Product development	4,710	4,750
General and administrative	7,308	7,653
Amortization of intangible assets	1,026	1,837
Total operating expenses	39,657	37,288
Loss from operations	(5,910)	(10,050)
Interest income	18	43
Interest expense	(1)	(2)
Other (expense) income, net	(8)	3
Loss before income taxes	(5,901)	(10,006)
Income tax expense	(24)	(12)
Net loss	$(5,925)	$(10,018)

Net loss per share - basic and diluted	$(0.26)	$(0.50)
Weighted average number of shares - basic and diluted	22,957	19,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Net loss	$(5,925)	$(10,018)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	52	14
Comprehensive loss	$(5,873)	$(10,004)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2017	21,031	$2	$523,012	$(35,706)	$(17)	$(428,771)	$58,520
Issuance of stock under employee stock awards and other	326	—	148	—	—	—	148
Tax withholdings related to vesting of share-based payments	—	—	(1,402)	—	—	—	(1,402)
Stock-based compensation expense	—	—	2,320	—	—	—	2,320
Issuance of common stock in connection with follow-on public offering, net of offering costs	3,373	—	23,367	—	—	—	23,367
Foreign currency translation adjustment	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	(5,925)	(5,925)
Balance at March 31, 2018	24,730	$2	$547,445	$(35,706)	$35	$(434,696)	$77,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(5,925)	$(10,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization IncreaseDecreaseInRestrictedCash	2,455	3,267
Deferred income taxes	11	(57)
Stock-based compensation	2,208	2,078
Other	100	1
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	(323)	134
Prepaid expenses and other current assets	(479)	903
Other long-term assets	55	1
Accounts payable	(387)	40
Accrued expenses and other liabilities	(2,886)	(3,493)
Deferred revenue	(128)	(555)
Net cash used in operating activities	(5,299)	(7,699)
Cash flows from investing activities
Purchases of property and equipment	(1,673)	(1,058)
Purchases of intangible assets	(29)	(46)
Cash received from disposal of businesses and online properties, net of cash disposed	—	385
Restricted deposits	—	606
Other	—	1
Net cash used in investing activities	(1,702)	(112)
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	148	309
Repurchases of common stock	—	(65)
Proceeds from issuance of common stock	23,367	—
Taxes paid on net share settlements of restricted stock units	(1,402)	(1,791)
Cash paid for acquisition holdback	—	(119)
Other	(17)	(16)
Net cash provided by (used in) financing activities	22,096	(1,682)
Effect of foreign currency on cash, cash equivalents and restricted cash	(18)	(4)
Change in cash, cash equivalents and restricted cash	15,077	(9,497)
Cash, cash equivalents and restricted cash, beginning of period	32,300	51,957
Cash, cash equivalents and restricted cash, end of period	$47,377	$42,460

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$46,523	$41,504
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	718	820
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$47,377	$42,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Company Background and Overview

Leaf Group Ltd. (“Leaf Group” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified consumer internet company that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including art and design, fitness and wellness, and home and décor, amongst others.

Our business is comprised of two segments: Marketplaces and Media.

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of our Society6.com (“Society6”) and Deny Designs brands, provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products in the home décor, accessories, and apparel categories. Our fine art marketplace, Saatchi Art, inclusive of SaatchiArt.com and its art fair event brand, The Other Art Fair (collectively, “Saatchi Art”), is a leading fine art marketplace where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles and other content formats, on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a fitness, health and wellness destination; Hunker, a home and space inspiration destination; Cuteness.com, an online community for pet owners and animal lovers; and over 50 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of March 31, 2018, our results of operations for the three months ended March 31, 2018 and 2017, and our cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2017 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), for interim financial information and with the instructions from the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the guidance in the first quarter of fiscal year 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenues for the three months ended March 31, 2018 as a result of applying Topic 606.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the guidance in the first quarter of fiscal year 2018. The guidance did not have a material impact to the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance in the first quarter of fiscal year 2018. ASU 2016-18 has been adopted using a retrospective transition method to each period presented. As of March 31, 2018 and 2017, the Company has a restricted cash balance of $0.9 million and $1.0 million, respectively, collateralizing a standby letter of credit associated with the lease of the headquarters office. As of March 31, 2018, the presentation of the beginning and ending amounts of cash on the statement of cash flows includes the restricted cash.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the guidance in the first quarter of fiscal year 2018. The guidance did not have a material impact to the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Subtopic 220), which permits a reclassification from accumulated other comprehensive income (loss) to retained earnings of the stranded tax effects resulting from application of the new corporate tax rate of 21% enacted in the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

3. Revenue Recognition

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenues for the three months ended March 31, 2018 as a result of applying Topic 606.

Revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate the transaction price to each performance obligation based on the estimated standalone selling prices of the promised good or service. We allocate any arrangement fee or other incentive or promotional offers to each of the elements based on their relative selling prices.

Our revenue is principally derived from the following products and services:

Product Revenue

Marketplaces

We recognize product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers periodically provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and promotional other offers. Product revenue is recorded at the gross amount due to the following factors: we are the principal in a transaction and obtain control of the goods before they are transferred to the customer. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at the fairs and sponsorship opportunities and generally recognize fair related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Media

Advertising Revenue. We generate Media service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; sponsored content; or advertising links. Performance obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met based on a reconciliation of the performance criteria. The reconciliation of the performance criteria generally includes a comparison of third party performance data to the contractual performance obligation and to internal or partner performance data in circumstances where that data is available.

Where we enter into revenue-sharing arrangements with our partners, such as those relating to our advertiser network, we report revenue on a gross or net basis depending on whether we are considered the principal in the transaction. In addition, we consider which party controls the service, including which party is primarily responsible for fulfilling the promise to provide the service. We also consider which party has the latitude to establish the sales prices to advertisers. When we are considered the principal, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our partners in service costs.

Content Sales and Licensing Revenue. We generate revenue from the sale or license of media content, including the creation and distribution of content for third party brands and publishers through our content studio. Revenue from the sale or perpetual license of media content is recognized when the control of content is transferred or when the right to use is transferred and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as the right to access content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third party properties and the customer acts as the principal, we recognize revenue on a net basis.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended March 31,
	2018	2017
Product
Marketplaces	$18,451	$14,584
Service
Marketplaces	2,516	1,292
Media	12,780	11,362
Total revenue	$33,747	$27,238

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the three months ended March 31, 2018, we recognized $1.9 million of revenues that were included in the deferred revenue balance as of December 31, 2017.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. We do not capitalize costs incurred to fulfill a contract when the contract term is one year or less.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computers and other related equipment	$9,396	$9,106
Purchased and internally developed software	26,908	26,319
Furniture and fixtures	1,503	1,503
Leasehold improvements	6,784	6,784
Machinery and related equipment	618	581
	45,209	44,293
Less accumulated depreciation	(33,221)	(32,628)
Property and equipment, net	$11,988	$11,665

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million for each of the three months ended March 31, 2018 and 2017, is shown by classification below (in thousands):

	Three months ended March 31,
	2018	2017
Product costs	$182	$—
Service costs	654	743
Sales and marketing	8	9
Product development	20	23
General and administrative	565	655
Total depreciation	$1,429	$1,430

5. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2017	$17,152
Foreign currency impact	34
Balance at March 31, 2018	$17,186

As of March 31, 2018, we have two reporting units, marketplaces and media, and our goodwill balance related entirely to our marketplaces reporting unit.

Intangible assets consisted of the following (in thousands):

	March 31, 2018
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$2,853	$(1,698)	$1,155
Artist relationships	12,243	(10,753)	1,490
Media content	91,473	(90,549)	924
Technology	6,204	(5,043)	1,161
Non-compete agreements	25	(22)	3
Trade names	9,911	(5,192)	4,719
	$122,709	$(113,257)	$9,452

	December 31, 2017
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$2,853	$(1,628)	$1,225
Artist relationships	12,235	(10,659)	1,576
Media content	91,445	(90,187)	1,258
Technology	6,204	(4,751)	1,453
Non-compete agreements	25	(20)	5
Trade names	9,889	(4,975)	4,914
	$122,651	$(112,220)	$10,431

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended March 31,
	2018	2017
Service costs	$369	$1,303
Sales and marketing	160	143
Product development	293	247
General and administrative	204	144
Total amortization	$1,026	$1,837

Service costs include accelerated amortization charges of less than $0.1 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively,  as a result of removing certain assets from service.

6. Other Assets

As of March 31, 2018 and 2017, we had cash collateralizing a standby letter of credit associated with the lease of our headquarters office of approximately $0.7 million and $0.8 million, respectively, included in long-term assets.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll and related items	$2,427	$4,252
Artist payables	4,871	4,999
Accrued product costs	1,267	1,914
Accrued marketing	627	1,301
Contingent liabilities	1,194	1,176
Other	3,834	3,540
Accrued expenses and other current liabilities	$14,220	$17,182

Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued rent	$1,413	$1,443
Contingent liabilities	1,974	1,944
Other	51	69
Other liabilities	$3,438	$3,456

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million is payable annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration is valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our condensed consolidated statement of operations. The fair value adjustment to the liability for the three months ended March 31, 2018 was not material. The estimated amount payable upon the first year anniversary is included in accrued expenses and other current liabilities, and estimated amounts payable upon the second and third anniversaries are included in other liabilities in our condensed consolidated balance sheets.

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of March 31, 2018, these leases have non-cancelable periods ending between June 2018 and July 2024. The lease for our Santa Monica facility expires in July 2024, subject to a one-time early termination right allowing us to terminate the lease effective as of August 2019.

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

9. Income Taxes

Income tax expense for each of the three month periods ended March 31, 2018 and 2017 was less than $0.1 million.

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

We reduce our deferred tax assets resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of a portion of the deferred tax assets. However, the reversal of deferred tax liabilities associated with tax deductible goodwill can be a source of taxable income to support the realization of a deductible temporary difference that is scheduled to reverse into net operating losses with an unlimited carryforward period. Due to the limitation associated with deferred tax liabilities from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As we have insufficient history of generating income, the ultimate future realization of these excess deferred tax assets is not more likely than not and is thus subject to a valuation allowance. Accordingly, we have established a full valuation allowance against our deferred tax assets.

The Company records the income tax benefits and deficiencies related to share-based payments as income tax expense or benefit in the consolidated income statements and the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. Income tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.

We are subject to the accounting guidance for uncertain income tax positions. We believe it is more likely than not that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments which could result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three months ended March 31, 2018 or 2017, and we do not expect our uncertain tax position to change materially during the next twelve months.

We file tax returns in the United States, at both the federal and state level, and in several foreign jurisdictions. Due to net operating loss carryforwards, our tax returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted into law. The 2017 Act will have pervasive financial reporting implications for all companies with U.S. operations. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, additional limitations on executive compensation and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

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

10. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Service costs	$149	$155
Sales and marketing	210	201
Product development	508	396
General and administrative	1,341	1,326
Total stock-based compensation	$2,208	$2,078

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2017	2,140
Options granted	—
Options exercised	(22)
Options forfeited or cancelled	(8)
Outstanding at March 31, 2018	2,110

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2017	1,888
Granted	1,239
Vested	(481)
Forfeited	(61)
Unvested at March 31, 2018	2,585

11. Stockholders’ Equity

Follow-on Public Offering of Common Stock

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of $23.4 million, after deducting the underwriting discounts and commissions and offering expenses of approximately $1.9 million.

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. Repurchases of approximately 10,000 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. As of March 31, 2018, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of March 31, 2018, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

12. Business Segments

We operate in two segments: Marketplaces and Media. Our Marketplaces segment consists of several leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Our Media segment consists of our leading owned and operated media properties that publish content, including videos, articles and other content formats, on various category-specific properties with distinct editorial voices, as well as other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners.

Our chief operating decision maker (the “CODM”) uses revenue and non-GAAP operating contribution to evaluate the profitability of our operating segments; all other financial information is reviewed by the CODM on a consolidated basis. Segment operating contribution reflects earnings before corporate and unallocated expenses and also excludes: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes. Our CODM does not evaluate our operating segments using asset information. We do not aggregate our operating segments. The majority of our principal operations and assets are located in the United States.

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended March 31,
	2018	2017
Segment Revenue:
Marketplaces	$20,967	$15,876
Media	12,780	11,362
Total revenue	$33,747	$27,238

Segment Operating Expenses:
Marketplaces(1)	$20,906	$17,281
Media(1)	7,323	7,747
Add:
Corporate expenses(2)	6,765	6,915
Consolidated operating expenses	$34,994	$31,943

Segment Operating Contribution:
Marketplaces(3)	$61	$(1,405)
Media(3)	5,457	3,615
Add (deduct):
Corporate expenses(2)	(6,765)	(6,915)
Acquisition, disposition and realignment costs(4)	—	280
Adjusted EBITDA(5)	$(1,247)	$(4,425)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(1,247)	$(4,425)
Add (deduct):
Interest income (expense), net	17	41
Other (expense) income, net	(8)	3
Depreciation and amortization(6)	(2,455)	(3,267)
Stock-based compensation(7)	(2,208)	(2,078)
Acquisition, disposition and realignment costs(4)	—	(280)
Loss before income taxes	$(5,901)	$(10,006)

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

(7)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended March 31,
	2018	2017
Domestic	$27,196	$21,833
International	6,551	5,405
Total revenue	$33,747	$27,238

13. Fair Value

As of each of the periods ended March 31, 2018 and 2017, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The fair value adjustment to the liability for the three months ended March 31, 2018 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Net loss	$(5,925)	$(10,018)
Weighted average common shares outstanding—basic and diluted	22,957	19,942
Net loss per share - basic and diluted	(0.26)	(0.50)

For the three months ended March 31, 2018 and 2017, we excluded 4.1 million and 3.2 million shares, respectively,  from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Leaf Group,” the “Company,” “our,” “we,” “us” and similar terms include Leaf Group Ltd. and its subsidiaries, unless the context indicates otherwise.

“Leaf Group” and other trademarks of ours appearing in this report, such as “Society6”, “Deny Designs” and “The Other Art Fair”, are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2017 Annual Report, which was filed with the SEC on March 1, 2018, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2017 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we currently expect.

Overview

Leaf Group is a diversified consumer internet company that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including art and design, fitness and wellness, and home and décor, amongst others.

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

Our Marketplaces segment primarily generates revenue from the sale of products and services through our art and design marketplaces. On Society6 and Deny Designs, revenue is generated from the sale of made-to-order products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art and from various sources relating to the hosting of in-person art fairs, including commissions from the sale of original art, fees paid by artists for stands and through sponsorship opportunities with brands and advertisers.

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles and other forms of content, on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a fitness, health and wellness destination; Hunker, a home and space inspiration destination; Cuteness.com, an online community for pet owners and animal lovers; and over 50 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners.

In order to improve the quality of our products, we continually redesign and update our websites; refine our content library; rationalize ad unit density; and develop a greater variety of content formats, particularly video content and formats better suited for mobile devices and consumption on other platforms, such as social media sites. We are also working with a curated network of contributors and influencers to create more authoritative and engaging content and we are focused on building strong followings on various social media platforms such as Facebook and Pinterest, where we also publish our content. We believe that by providing consumers with an improved user and content experience, we will be able to continue to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe that there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored content in order to increase the overall ad unit rates we receive from our advertising partners.

Revenue

For the three months ended March 31, 2018 and 2017, we reported revenue of $33.7 million and $27.2 million, respectively. For the three months ended March 31, 2018 and 2017, Marketplaces revenue accounted for 62% and 58% of our total revenue, respectively, and Media revenue accounted for 38% and 42% of our total revenue, respectively.

The revenue generated by our Marketplaces segment has higher costs associated with it as compared to our Media segment due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. As our revenue sources continue to shift from our Media segment to our Marketplaces segment, our total costs relative to our revenue will be negatively impacted.

Follow-on Public Offering of Common Stock

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of $23.4 million, after deducting the underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies.

Key Business Metrics

We regularly review a number of business metrics, including the following key metrics, to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. The number of transactions, gross transaction value, number of visits and revenue per visit are currently the key metrics for understanding our results of operations. In 2018, we added gross transaction value as a key metric for our Marketplaces segment as we believe that gross transaction value provides a useful measure of the overall volume that flows through our marketplaces in a given period and provides insight into the growth of the business. We will no longer be reporting on average revenue per transaction, video views and social media followers because management no longer uses these as key metrics to evaluate the business.

Marketplaces Metrics

•

Number of transactions: We define transactions as the total number of transactions successfully completed by a customer during the applicable period, excluding certain transactions generated by Saatchi Art’s The Other Art Fair that primarily relate to the hosting of the art fairs, such as sales of leased space to artists, sponsorships and tickets.

•

Gross transaction value: We define gross transaction value as the total dollar value of Marketplaces transactions, excluding certain transactions generated by Saatchi Art's The Other Art Fair that relate to the hosting of the art fairs, such as sales of leased space to artists, sponsorships and tickets. Gross transaction value is the total amount paid by the customer including the total product price, inclusive of artist margin, shipping charges, taxes, and is net of any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue.

Media Metrics

•

Visits: We define visits as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit.

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended March 31,
	2018	2017	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	307,935	267,768	15%
Gross Transaction Value (in thousands)	$26,592	$19,675	35%
Media Metrics(2):
Visits (in thousands)	771,571	695,543	11%
Revenue per Visit	$16.56	$16.34	1%
(1)

Marketplaces Metrics excludes transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair that directly relate to the hosting of the art fairs, such as sales of leased space to artists, sponsorships fees and ticket sales.

(2)

For a discussion of these period-to-period changes in the number of transactions, gross transaction value, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.

Basis of Presentation

Revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate the transaction price to each performance obligation based on the estimated standalone selling prices of the promised good or service. We allocate any arrangement fee or other incentive or promotional offers to each of the elements based on their relative selling prices.

Our revenue is principally derived from the following products and services:

Product Revenue

Marketplaces

We recognize product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers periodically provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Product revenue is recorded at the gross amount due to the following factors: we are the principal in a transaction and obtain control of the goods before they are transferred to the customer. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at the fairs and sponsorship opportunities and generally recognize fair related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Media

Advertising Revenue. We generate Media service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; sponsored content; or advertising links. Performance obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met based on a reconciliation of the performance criteria. The reconciliation of the performance criteria generally includes a comparison of third party performance data to the contractual performance obligation and to internal or partner performance data in circumstances where that data is available.

Where we enter into revenue-sharing arrangements with our partners, such as those relating to our advertiser network, we report revenue on a gross or net basis depending on whether we are considered the principal in the transaction. In addition, we consider which party controls the service, including which party is primarily responsible for fulfilling the promise to provide the service. We also consider which party has the latitude to establish the sales prices to advertisers. When we are considered the principal, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our partners in service costs.

Content Sales and Licensing Revenue. We generate revenue from the sale or license of media content, including the creation and distribution of content for third party brands and publishers through our content studio. Revenue from the sale or perpetual license of media content is recognized when the control of content is transferred or when the right to use is transferred and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as the right to access content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third party properties and the customer acts as the principal, we recognize revenue on a net basis.

Product Costs

Product costs consist of product manufacturing costs, including both in-house and contracted third-party manufacturing costs, artist payments, personnel costs and credit card and other transaction processing fees. In the near term, we expect our product costs to remain relatively flat as a percentage of product revenue.

Service Costs

Service costs consist of payments relating to our internet connection and co-location charges and other platform operating expenses, including depreciation of the systems and hardware used to build and operate our content creation and distribution platform; expenses related to creating, rewriting, or auditing certain content units; and personnel costs related to in-house editorial, customer service and information technology. Service costs also include payments to our partners pursuant to revenue-sharing arrangements where we are the principal. In addition, service costs include expenses related to art fairs hosted by Saatchi Art’s The Other Art Fair, such as venue-related costs and fair personnel costs. In the near term, we expect service costs to remain relatively flat as a percentage of service revenue.

Shipping and Handling

Shipping and handling costs charged to customers are recorded in service revenue or product revenue, as applicable. Associated costs are recorded in service costs or product costs.

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

We believe that the estimates and assumptions associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, the recoverability of our long-lived assets including our media content, income taxes, and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2017 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2017 Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2018	2017
Revenue:
Product revenue	$18,451	$14,584
Service revenue	15,296	12,654
Total revenue	33,747	27,238
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	13,337	10,534
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	6,287	5,790
Sales and marketing(1)(2)	6,989	6,724
Product development(1)(2)	4,710	4,750
General and administrative(1)(2)	7,308	7,653
Amortization of intangible assets	1,026	1,837
Total operating expenses	39,657	37,288
Loss from operations	(5,910)	(10,050)
Interest income	18	43
Interest expense	(1)	(2)
Other (expense) income, net	(8)	3
Loss before income taxes	(5,901)	(10,006)
Income tax expense	(24)	(12)
Net loss	$(5,925)	$(10,018)

(1) Depreciation expense included in the above line items:
Product costs	$182	$—
Service costs	654	743
Sales and marketing	8	9
Product development	20	23
General and administrative	565	655
Total depreciation	$1,429	$1,430

(2) Stock-based compensation included in the above line items:
Service costs	$149	$155
Sales and marketing	210	201
Product development	508	396
General and administrative	1,341	1,326
Total stock-based compensation	$2,208	$2,078

As a percentage of revenue:
As a percentage of revenue:	Three months ended March 31,
	2018	2017
Revenue:
Product revenue	54.7%	53.5%
Service revenue	45.3%	46.5%
Total revenue	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	39.5%	38.7%
Service costs (exclusive of amortization of intangible assets shown separately below)	18.6%	21.3%
Sales and marketing	20.7%	24.7%
Product development	14.0%	17.4%
General and administrative	21.7%	28.1%
Amortization of intangible assets	3.0%	6.7%
Total operating expenses	117.5%	136.9%
Loss from operations	(17.5)%	(36.9)%
Interest income	—%	0.2%
Interest expense	—%	—%
Other (expense) income, net	—%	—%
Loss before income taxes	(17.5)%	(36.7)%
Income tax expense	(0.1)%	—%
Net loss	(17.6)%	(36.7)%

Segment results (in thousands):

	Three months ended March 31,
	2018	2017	% Change
Segment Revenue:
Marketplaces	$20,967	$15,876	32%
Media	12,780	11,362	12%
Total revenue	$33,747	$27,238	24%

Segment Operating Expenses:
Marketplaces(1)	$20,906	$17,281	21%
Media(1)	7,323	7,747	(5)%
Add:
Corporate expenses(2)	6,765	6,915	(2)%
Consolidated operating expenses	$34,994	$31,943	10%

Segment Operating Contribution:
Marketplaces(3)	$61	$(1,405)	104%
Media(3)	5,457	3,615	51%
Add (deduct):
Corporate expenses(2)	(6,765)	(6,915)	2%
Acquisition, disposition and realignment costs(4)	—	280	(100)%
Adjusted EBITDA(5)	$(1,247)	$(4,425)	72%

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

Marketplaces Revenue

Marketplaces revenue increased by $5.1 million, a 32% increase, to $21.0 million for the three months ended March 31, 2018, as compared to $15.9 million for the same period in 2017. The number of transactions increased 15% to 307,935 in the three months ended March 31, 2018 as compared to 267,768 in the same period in 2017, primarily due to the acquisition of Deny Designs in May 2017, increased conversion rates, and the hosting of three additional art fairs as compared to the prior year period. For the three months ended March 31, 2018, Marketplaces gross transaction value, which excludes certain transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair that primarily relate to the hosting of the art fairs, was $26.6 million as compared to $19.7 million in the prior year period, reflecting an increase of 35%, driven by an increase in average order values and number of transactions, including from the acquisition of Deny Designs.

Media Revenue

Media revenue increased by $1.4 million, a 12% increase, to $12.8 million for the three months ended March 31, 2018, as compared to $11.4 million for the same period in 2017. Visits increased by 11% to 772 million visits in the three months ended March 31, 2018 from 696 million visits in the same period in 2017. RPV increased by 1%, to $16.56 in the three months ended March 31, 2018 from $16.34 in the same period in 2017, as a result of continued efforts to optimize ad monetization yields.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended March 31,
	2018	2017	% Change
Product costs (exclusive of amortization of intangible assets)	$13,337	$10,534	27%
Service costs (exclusive of amortization of intangible assets)	6,287	5,790	9%
Sales and marketing	6,989	6,724	4%
Product development	4,710	4,750	(1)%
General and administrative	7,308	7,653	(5)%
Amortization of intangible assets	1,026	1,837	(44)%

Product Costs

Product costs for the three months ended March 31, 2018 increased by $2.8 million, or 27%, to $13.3 million, as compared to $10.5 million for the same period in 2017. The increase was primarily due to increased costs related to the higher volume of products sold on

Society6 and the acquisition of Deny Designs in May 2017, including costs attributable to in-house manufacturing personnel and related costs as a result of the acquisition.

Service Costs

Service costs for the three months ended March 31, 2018 increased by $0.5 million, or 9%, to $6.3 million, as compared to $5.8 million for the same period in 2017. The increase was primarily due to increases of $0.6 million in cost of services related to Saatchi Art’s The Other Art Fair and $0.4 million in content renovation expense, partially offset by decreases of $0.3 million in personnel and related costs and $0.2 million in information technology expense.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 increased by $0.3 million, or 4%, to $7.0 million, as compared to $6.7 million for the same period in 2017. The increase was primarily due to increases of $0.2 million in marketing activities and $0.1 million in personnel related costs primarily driven by an increase in headcount resulting from the acquisition of Deny Designs in May 2017.

Product Development

Product development expenses for the three months ended March 31, 2018 remained relatively flat, decreasing 1%, to $4.7 million, as compared to $4.8 million in the same period in 2017, primarily due to a decrease of $0.2 million in personnel and related costs, partially offset by an increase of $0.1 million in licenses and support costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 decreased by $0.3 million, or 5%, to $7.3 million, as compared to $7.7 million in the same period in 2017. The decrease was primarily due to decreases of $0.5 million in personnel and related costs from lower headcount and $0.1 million in depreciation expense, partially offset by increases of $0.2 million in consulting expenses and $0.1 million in facilities costs.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2018 decreased by $0.8 million, or 44%, to $1.0 million, as compared to $1.8 million in the same period in 2017. The change was primarily due to the removal of certain content units in the three months ended March 31, 2017.

Interest Income (Expense), Net

Interest income for each of the three month periods ended March 31, 2018 and 2017 was less than $0.1 million.

Other Income (Expense), Net

Other expense, net for each of the three months ended March 31, 2018 and 2017 was less than $0.1 million.

Income Tax Benefit (Expense)

Income tax expense for each of the three month periods ended March 31, 2018 and 2017 was less than $0.1 million.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended March 31, 2018 increased by $3.6 million, or 21%, to $20.9 million, as compared to $17.3 million in the same period in 2017. The change was primarily due to increases of $3.4 million in product costs as a result of revenue growth, $0.4 million in sales and marketing expense related to increased marketing investment and higher personnel costs and $0.1 million in general and administrative costs, partially offset by a decrease of $0.3 million in product development expense from additional internally developed software projects that were capitalized. Marketplaces operating contribution was $0.1 million for the three months ended March 31, 2018, as compared to $(1.4) million in the same period in 2017.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended March 31, 2018 decreased by $0.4 million, or 5%, to $7.3 million, as compared to $7.7 million in the same period in 2017. The change was primarily due to decreases of $0.3 million in product development costs, primarily as a result of lower personnel and related costs due to a decrease in headcount, and $0.1 million in sales and marketing costs. Media operating contribution was $5.5 million for the three months ended March 31, 2018, as compared to $3.6 million in the same period in 2017.

Corporate Operating Expenses

Corporate operating expenses for the three months ended March 31, 2018 remained relatively flat, decreasing by $0.1 million, or 2%, to $6.8 million, as compared to $6.9 million in the same period in 2017. The change was primarily due to a decrease of $0.5 million in personnel and related costs due to a decrease in headcount, partially offset by increases of $0.2 million in recruiting expense and $0.2 million in consulting expense.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended March 31,
	2018	2017
Net loss	$(5,925)	$(10,018)
Add (deduct):
Income tax (benefit) expense	24	12
Interest (income) expense, net	(17)	(41)
Other expense (income), net	8	(3)
Depreciation and amortization(1)	2,455	3,267
Stock-based compensation(2)	2,208	2,078
Acquisition, disposition and realignment costs(3)	—	280
Adjusted EBITDA	$(1,247)	$(4,425)

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(2)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.
(3)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities and (b) employee severance and other payments attributable to acquisition, disposition or corporate realignment activities.

Liquidity and Capital Resources

As of March 31, 2018, we had $46.5 million of cash and cash equivalents. On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of $23.4 million, after deducting the underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies.

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

We currently have a shelf registration statement on file with the SEC that is effective until March 28, 2020, which we may use to offer and sell equity securities with an aggregate offering value not to exceed $100.0 million. Subsequent to the registered public offering in February 2018, the aggregate offering value remaining on our effective shelf registration statement is $76.7 million.

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

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of $4.9 million. We have not initiated any repurchases of our common stock during the year ended December 31, 2017 or the three months ended

March 31, 2018, and are not currently making repurchases. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of March 31, 2018, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(5,299)	$(7,699)
Net cash used in investing activities	$(1,702)	$(112)
Net cash provided by (used in) financing activities	$22,096	$(1,682)

Cash Flows from Operating Activities

Three months ended March 31, 2018 and March 31, 2017

Net cash used in our operating activities during the three months ended March 31, 2018 was $5.3 million as a result of our net loss during the period of $5.9 million, non-cash charges of $4.8 million related primarily to depreciation, amortization and stock-based compensation, and a net decrease in our working capital of $4.1 million. The change in working capital during the three months ended March 31, 2018 was primarily due to the timing of payments associated with increased vendor and artists liabilities related to our Marketplaces segment, which continues to become a larger portion of our results.

Net cash used in our operating activities during the three months ended March 31, 2017 was $7.7 million as a result of our net loss during the period of $10.0 million, non-cash charges of $5.3 million related to depreciation, amortization and stock-based compensation, and net decrease in our working capital of $3.0 million.

Cash Flows from Investing Activities

Three months ended March 31, 2018 and March 31, 2017

Net cash used in investing activities was $1.7 million during the three months ended March 31, 2018. Cash used in investing activities for the three months ended March 31, 2018 primarily related to $1.7 million used in investments in property and equipment.

Net cash used in investing activities was approximately $0.1 million during the three months ended March 31, 2017. Cash provided by investing activities for the three months ended March 31, 2017 included cash inflows of $0.6 million from restricted deposits, primarily related to the release of the escrow held for the Saatchi acquisition, and $0.4 million received from sale of one of our non-core online media properties in 2016, offset by investments in property and equipment of $1.1 million.

Cash Flows from Financing Activities

Three months ended March 31, 2018 and March 31, 2017

Net cash provided by financing activities was $22.1 million during the three months ended March 31, 2018. Cash provided by financing activities for the three months ended March 31, 2018 primarily consists of $23.4 million in proceeds from the issuance of our common stock in connection with our follow-on public offering in February 2018 and $0.1 million in proceeds from exercises of stock options and purchases under ESPP, partially offset by $1.4 million related to taxes paid on vesting of restricted stock units.

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

Off Balance Sheet Arrangements

As of March 31, 2018, we did not have any off balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2018 and 2017, we used $1.7 million and $1.1 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $4.0 million and $6.0 million during the remainder of the year ending December 31, 2018.

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

Concentrations of Credit Risk

As of March 31, 2018, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and four foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	March 31, 2018	December 31, 2017
Google Inc.	39%	34%

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

Item 1A.     RISK FACTORS

There are certain risks and uncertainties in our business that could materially affect our business, financial condition and/or future results and cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our 2017 Annual Report, which is available at www.sec.gov and at ir.leafgroup.com.  We are providing below, in supplemental form, the material changes to our risk factors that occurred during the past quarter. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. The risk factors described in the 2017 Annual Report and the risk factor below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. There have been no material changes to the risk factors set forth in the 2017 Annual Report.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended March 31, 2018.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit No		Description of Exhibit

10.1

Consulting Agreement by and between Leaf Group Ltd. and Daniel Weinrot, dated March 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018)

31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

LEAF GROUP LTD.

By:	/s/ Sean Moriarty
Name:	Sean Moriarty
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jantoon Reigersman
Name:	Jantoon Reigersman
Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2018