Form 10-Q
period 2018-06-30
LEAF GROUP LTD.
filed 2018-08-02
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 25, 2018, there were 25,026,664 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$31,952	$31,344
Accounts receivable, net	11,234	8,663
Prepaid expenses and other current assets	3,011	2,741
Total current assets	46,197	42,748
Property and equipment, net	12,451	11,665
Intangible assets, net	8,470	10,431
Goodwill	27,028	17,152
Other assets	1,181	1,246
Total assets	$95,327	$83,242

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,468	$1,980
Accrued expenses and other current liabilities	15,675	17,182
Deferred revenue	2,623	2,064
Total current liabilities	19,766	21,226
Deferred tax liability	51	40
Other liabilities	2,353	3,456
Total liabilities	22,170	24,722
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 26,635 and 24,980 shares issued and outstanding at June 30, 2018 and 22,686 and 21,031 shares issued and outstanding at December 31, 2017	2	2
Additional paid-in capital	549,895	523,012
Treasury stock at cost, 1,655 shares at June 30, 2018 and December 31, 2017	(35,706)	(35,706)
Accumulated other comprehensive income (loss)	(45)	(17)
Accumulated deficit	(440,989)	(428,771)
Total stockholders’ equity	73,157	58,520
Total liabilities and stockholders’ equity	$95,327	$83,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$17,192	$15,349	$35,644	$29,933
Service revenue	17,129	13,216	32,424	25,870
Total revenue	34,321	28,565	68,068	55,803
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	12,464	11,538	25,801	22,072
Service costs (exclusive of amortization of intangible assets shown separately below)	6,561	5,098	12,848	10,888
Sales and marketing	7,859	7,196	14,848	13,920
Product development	5,095	5,029	9,805	9,779
General and administrative	7,661	7,225	14,969	14,878
Amortization of intangible assets	956	1,396	1,982	3,233
Total operating expenses	40,596	37,482	80,253	74,770
Loss from operations	(6,275)	(8,917)	(12,185)	(18,967)
Interest income	30	39	48	82
Interest expense	(1)	(1)	(2)	(3)
Other (expense) income, net	(25)	(6)	(33)	(3)
Loss before income taxes	(6,271)	(8,885)	(12,172)	(18,891)
Income tax expense	(22)	(80)	(46)	(92)
Net loss	$(6,293)	$(8,965)	$(12,218)	$(18,983)

Net loss per share - basic and diluted	$(0.25)	$(0.44)	(0.51)	(0.94)
Weighted average number of shares - basic and diluted	24,854	20,392	23,910	20,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(6,293)	$(8,965)	$(12,218)	$(18,983)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(80)	45	(28)	59
Comprehensive loss	$(6,373)	$(8,920)	$(12,246)	$(18,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2017	21,031	$2	$523,012	$(35,706)	$(17)	$(428,771)	$58,520
Issuance of stock under employee stock awards and other	576	—	629	—	—	—	629
Tax withholdings related to vesting of share-based payments	—	—	(2,268)	—	—	—	(2,268)
Stock-based compensation expense	—	—	5,155	—	—	—	5,155
Issuance of common stock in connection with follow-on public offering, net of offering costs	3,373	—	23,367	—	—	—	23,367
Foreign currency translation adjustment	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	(12,218)	(12,218)
Balance at June 30, 2018	24,980	$2	$549,895	$(35,706)	$(45)	$(440,989)	$73,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(12,218)	$(18,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,901	6,066
Deferred income taxes	10	9
Stock-based compensation	4,884	4,244
Other	54	(48)
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	4	415
Prepaid expenses and other current assets	21	1,215
Other long-term assets	79	(32)
Accounts payable	(883)	(1,200)
Accrued expenses and other liabilities	(2,679)	(3,019)
Deferred revenue	(574)	(450)
Net cash used in operating activities	(6,401)	(11,783)
Cash flows from investing activities
Purchases of property and equipment	(3,501)	(2,238)
Purchases of intangible assets	(29)	(121)
Cash received from disposal of businesses and online properties, net of cash disposed	—	385
Cash paid for acquisitions, net of cash acquired	(10,349)	(6,304)
Restricted deposits	—	606
Other	—	3
Net cash used in investing activities	(13,879)	(7,669)
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	629	1,525
Repurchases of common stock	—	(65)
Proceeds from issuance of common stock	23,367	—
Taxes paid on net share settlements of restricted stock units	(2,268)	(2,367)
Cash paid for acquisition holdback	—	(119)
Cash paid for contingent consideration liability	(905)	—
Other	(34)	(32)
Net cash provided by (used in) financing activities	20,789	(1,058)
Effect of foreign currency on cash, cash equivalents and restricted cash	(3)	(21)
Change in cash, cash equivalents and restricted cash	506	(20,531)
Cash, cash equivalents and restricted cash, beginning of period	32,300	51,957
Cash, cash equivalents and restricted cash, end of period	$32,806	$31,426

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$31,952	$30,470
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	718	820
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$32,806	$31,426

Supplemental disclosure of cash flows
Stock issued for acquisitions	$—	$1,603

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

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of our Society6.com (“Society6”) and Deny Designs brands, provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Our fine art marketplace, Saatchi Art, inclusive of SaatchiArt.com and its art fair event brand, The Other Art Fair (collectively, “Saatchi Art”), is a leading fine art marketplace where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles and other content formats, on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a fitness, health and wellness destination; Hunker, a home and space inspiration destination; Cuteness.com, an online community for pet owners and animal lovers; and over 50 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners. In addition, our portfolio of media properties includes Well+Good, a leading wellness destination and brand, which we acquired in June 2018. Well+Good will operate together with our Livestrong.com media property in the fitness and wellness category.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2018 and 2017, and our cash flows for the six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2017 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new revenue standard may be applied retrospectively to each prior period presented or modified retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the guidance in the first quarter of fiscal year 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenues for the three and six months ended June 30, 2018 as a result of applying Topic 606.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for the Company commencing in the first quarter of fiscal year 2019 and must be adopted using a modified retrospective transition, and provides for certain practical expedients. Early adoption is permitted. The Company expects that substantially all of its operating lease commitments with terms greater than 12 months will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company is currently continuing to evaluate and quantify the impact of the new leases standard on the Company’s consolidated financial statements and anticipates the adoption of ASU 2016-02 will have a material impact on the consolidated balance sheets. The Company does not expect the adoption of this standard to have a material impact on the recognition, measurement or presentation of lease expenses within the Company’s consolidated statements of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the guidance in the first quarter of fiscal year 2018. The guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance in the first quarter of fiscal year 2018. ASU 2016-18 has been adopted using a retrospective transition method to each period presented. As of June 30, 2018 and 2017, the Company has a restricted cash balance of $0.9 million and $1.0 million, respectively, collateralizing a standby letter of credit associated with the lease of the headquarters office. Beginning in the first quarter of fiscal year 2018, the presentation of the beginning and ending amounts of cash on the Company’s statement of cash flows includes the restricted cash for each period presented.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Subtopic 220), which permits a reclassification from accumulated other comprehensive income (loss) to retained earnings of the stranded tax effects resulting from application of the new corporate tax rate of 21% enacted in the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements, however the adoption of this standard is not expected to have a material impact on the consolidated financial statements.

3. Revenue Recognition

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenues for the three and six months ended June 30, 2018 as a result of applying Topic 606.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Product
Marketplaces	$17,192	$15,349	$35,644	$29,933
Service
Marketplaces	2,463	2,342	4,978	3,635
Media	14,666	10,874	27,446	22,235
Total revenue	$34,321	$28,565	$68,068	$55,803

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the six months ended June 30, 2018, we recognized $1.9 million of revenues that were included in the deferred revenue balance as of December 31, 2017.

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

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Computers and other related equipment	$9,772	$9,106
Purchased and internally developed software	27,641	26,319
Furniture and fixtures	1,466	1,503
Leasehold improvements	6,795	6,784
Machinery and related equipment	626	581
	46,300	44,293
Less accumulated depreciation	(33,849)	(32,628)
Property and equipment, net	$12,451	$11,665

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million for each of the three and six months ended June 30, 2018 and 2017, is shown by classification below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Product costs	$213	$19	$395	$19
Service costs	737	702	1,391	1,445
Sales and marketing	8	9	16	18
Product development	18	23	38	46
General and administrative	514	650	1,079	1,305
Total depreciation	$1,490	$1,403	$2,919	$2,833

5. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2017	$17,152
Acquisition - preliminary allocation	9,895
Foreign currency impact	(19)
Balance at June 30, 2018	$27,028

As of June 30, 2018, we have two reporting units, marketplaces and media. Goodwill related to our marketplaces reporting unit was $17.1 million as of June 30, 2018. In June 2018, we preliminarily recorded $9.9 million in goodwill in connection with the acquisition of Well+Good. The goodwill will be included in our media reporting unit. Refer to Note 11 for additional information.

Intangible assets consisted of the following (in thousands):

	June 30, 2018
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$2,853	$(1,768)	$1,085
Artist relationships	12,230	(10,835)	1,395
Media content	91,472	(90,848)	624
Technology	6,204	(5,335)	869
Non-compete agreements	25	(24)	1
Trade names	9,877	(5,381)	4,496
	$122,661	$(114,191)	$8,470

	December 31, 2017
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$2,853	$(1,628)	$1,225
Artist relationships	12,235	(10,659)	1,576
Media content	91,445	(90,187)	1,258
Technology	6,204	(4,751)	1,453
Non-compete agreements	25	(20)	5
Trade names	9,889	(4,975)	4,914
	$122,651	$(112,220)	$10,431

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service costs	$300	$755	$669	$2,058
Sales and marketing	159	196	319	339
Product development	293	268	585	515
General and administrative	204	177	409	321
Total amortization	$956	$1,396	$1,982	$3,233

Service costs include accelerated amortization charges of less than $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and less than $0.1 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively, as a result of removing certain assets from service.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll and related items	$3,655	$4,252
Artist payables	3,748	4,999
Accrued product costs	1,072	1,914
Accrued marketing	1,499	1,301
Contingent liabilities	1,038	1,176
Other	4,663	3,540
Accrued expenses and other current liabilities	$15,675	$17,182

Other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued rent	$1,383	$1,443
Contingent liabilities	936	1,944
Other	34	69
Other liabilities	$2,353	$3,456

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million is payable to the seller annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our condensed consolidated statement of operations. The fair value adjustment to the liability for the three and six months ended June 30, 2018 was not material. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. The estimated amount payable upon the second year anniversary is included in accrued expenses and other current liabilities, and estimated amounts payable upon the third anniversary is included in other liabilities in our condensed consolidated balance sheets.

7. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of June 30, 2018, these leases have non-cancelable periods ending between June 2018 and July 2024. The lease for our Santa Monica facility expires in July 2024, subject to a one-time early termination right allowing us to terminate the lease effective as of August 2019.

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

8. Income Taxes

Income tax expense for each of the three and six month periods ended June 30, 2018 and 2017 was less than $0.1 million.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the six months ended June 30, 2018 or 2017, and we do not expect our uncertain tax position to change materially during the next twelve months.

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

The enactment of the 2017 Act requires the remeasurement of deferred taxes at the new corporation tax rate of 21%, for which we have recorded a provisional amount that reduces the net deferred tax assets, before valuation allowance, by $38.4 million. Due to a full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. We do not expect the amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings to be material based on cumulative foreign deficits from our foreign subsidiaries. We expect to finalize our analysis by the end of 2018.

9. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service costs	$177	$143	$326	$298
Sales and marketing	258	176	468	377
Product development	651	481	1,159	877
General and administrative	1,590	1,366	2,931	2,692
Total stock-based compensation	$2,676	$2,166	$4,884	$4,244

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2017	2,140
Options granted	33
Options exercised	(86)
Options forfeited or cancelled	(21)
Outstanding at June 30, 2018	2,066

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2017	1,888
Granted	1,524
Vested	(743)
Forfeited	(124)
Unvested at June 30, 2018	2,545

10. Stockholders’ Equity

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

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. Repurchases of approximately 10,000 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. As of June 30, 2018, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of June 30, 2018, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

11. Acquisitions and Dispositions

Acquisitions

Well+Good

On June 5, 2018, we acquired 100% of the issued and outstanding membership interests of Well+Good LLC (“Well+Good”), a health and wellness media company, for an initial payment of $12.3 million in cash, comprised of the $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and will be expensed over the service period in the condensed statement of operations.

The initial accounting for assets acquired and liabilities assumed in connection with the Well+Good acquisition is incomplete as of the filing date of this Form 10-Q. Third party valuations for any separately intangible assets are in process and we are continuing to assess deferred taxes and other liabilities related to the acquisition. In accordance with ASC 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period

(which is not to exceed one year from the acquisition date), we will retrospectively adjust the provisional amounts recognized at the acquisition date by means of adjusting the amount recognized for goodwill. The excess of the purchase price over the estimated fair value of the net tangible assets acquired, totaling $9.9 million, was preliminarily recorded as goodwill and will be allocated to intangibles purchased upon the finalization of the valuation.

The following table summarizes our preliminary estimate of the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Goodwill(1)	$9,895
Cash and cash equivalents	1,224
Accounts receivable	2,629
Other current assets	293
Property, plant and equipment	10
Other long-term assets	113
Trade accounts payable	(272)
Other accrued liabilities	(490)
Deferred revenue	(1,132)
Total	$12,270

(1)   Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. A third party valuation is currently in process to determine the fair value of identifiable intangible assets and their useful lives. Acquired intangible assets are expected to consist of trademarks and customer relationships. Factors contributing to the goodwill balance include the acquired established workforce and the estimated future synergies associated with the combined operations. The goodwill will be included as part of our media reporting unit and is expected to be deductible for tax purposes.

The acquisition is included in our condensed consolidated financial statements as of the closing date of the acquisition, which was June 5, 2018. Revenue and operating income for Well+Good for the three and six month periods ended June 30, 2018 and 2017 were not material to our financial results.

Deny Designs

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

The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our statement of operations. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. The portion of the cash payment up to the acquisition date fair value of the contingent consideration liability (including any measurement-period adjustments) was classified as a financing outflow in the condensed statement of cash flows, and amounts paid in excess of the acquisition date fair value of that liability was classified as operating outflows in the condensed statement of cash flows. The fair value adjustment to the liability for each of the three and six months ended June 30, 2018 and 2017 was not material. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our consolidated balance sheets.

Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2016, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$29,118	$26,346	$58,385	$55,110
Net loss	(8,995)	24,556	(19,037)	12,679

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment Revenue:
Marketplaces	$19,655	$17,691	$40,622	$33,568
Media	14,666	10,874	27,446	22,235
Total revenue	$34,321	$28,565	$68,068	$55,803

Segment Operating Expenses:
Marketplaces(1)	$20,203	$19,434	$41,113	$36,716
Media(1)	8,447	6,476	15,766	14,222
Add:
Corporate expenses(2)	6,824	6,607	13,589	13,522
Consolidated operating expenses	$35,474	$32,517	$70,468	$64,460

Segment Operating Contribution:
Marketplaces(3)	$(548)	$(1,743)	$(491)	$(3,148)
Media(3)	6,219	4,398	11,680	8,013
Add (deduct):
Corporate expenses(2)	(6,824)	(6,607)	(13,589)	(13,522)
Acquisition, disposition and realignment costs(4)	539	19	539	299
Adjusted EBITDA(5)	$(614)	$(3,933)	$(1,861)	$(8,358)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(614)	$(3,933)	$(1,861)	$(8,358)
Add (deduct):
Interest income (expense), net	29	38	46	79
Other (expense) income, net	(25)	(6)	(33)	(3)
Depreciation and amortization(6)	(2,446)	(2,799)	(4,901)	(6,066)
Stock-based compensation(7)	(2,676)	(2,166)	(4,884)	(4,244)
Acquisition, disposition and realignment costs(4)	(539)	(19)	(539)	(299)
Loss before income taxes	$(6,271)	$(8,885)	$(12,172)	$(18,891)

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

(4)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities and (b) employee severance, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

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

(7)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Domestic	$28,643	$23,173	$55,839	$45,006
International	5,678	5,392	12,229	10,797
Total revenue	$34,321	$28,565	$68,068	$55,803

13. Fair Value

As of each of the periods ended June 30, 2018 and 2017, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. The fair value adjustment to the liability for each of the three and six months ended June 30, 2018 and 2017 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(6,293)	$(8,965)	$(12,218)	$(18,983)
Weighted average common shares outstanding—basic and diluted	24,854	20,392	23,910	20,169
Net loss per share - basic and diluted	(0.25)	(0.44)	(0.51)	(0.94)

For the three months ended June 30, 2018 and 2017, we excluded 2.1 million and 2.2 million shares, respectively, and for the six months ended June 30, 2018 and 2017, we excluded 2.1 and 2.4 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

For the three months ended June 30, 2018 and 2017, had we reported net income, approximately 0.9 million and 0.8 million common shares would have been included in the number of shares used to calculate earnings per share, respectively. For the six months ended June 30, 2018 and 2017, had we reported net income, approximately 1.0 million and 0.9 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Leaf Group,” the “Company,” “our,” “we,” “us” and similar terms include Leaf Group Ltd. and its subsidiaries, unless the context indicates otherwise.

“Leaf Group” and other trademarks of ours appearing in this report, such as “Society6”, “Deny Designs”, “The Other Art Fair”, and “Well+Good” are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

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

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of our Society6.com (“Society6”) and Deny Designs brands, provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Our fine art marketplace, Saatchi Art, inclusive of SaatchiArt.com and its art fair event brand, The Other Art Fair (collectively, “Saatchi Art”), is a leading fine art marketplace where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

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

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles and other content formats, on various category-specific properties with distinct editorial voices. Our media properties include Livestrong.com, a fitness, health and wellness destination; Hunker, a home and space inspiration destination; Cuteness.com, an online community for pet owners and animal lovers; and over 50 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners. In addition, our portfolio of media properties includes Well+Good, a leading wellness destination and brand, which we acquired in June 2018. Well+Good will operate together with our Livestrong.com media property in the fitness and wellness category.

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

Revenue

For the three months ended June 30, 2018 and 2017, we reported revenue of $34.3 million and $28.6 million, respectively, and for the six months ended June 30, 2018 and 2017, we reported revenue of $68.1 million and $55.8 million, respectively. For the three months ended June 30 2018 and 2017, Marketplaces revenue accounted for 57% and 62% of our total revenue, respectively, and Media revenue accounted for 43% and 38% of our total revenue, respectively. For each of the six months ended June 30, 2018 and 2017, Marketplaces revenue accounted for 60% of our total revenue, and Media revenue accounted for 40% of our total revenue.

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

In the first quarter of 2018, we added gross transaction value as a key metric for our Marketplaces segment as we believe that gross transaction value provides a useful measure of the overall volume that flows through our marketplaces in a given period and provides insight into the growth of the business. We are no longer reporting on average revenue per transaction, video views and social media followers because management no longer uses these as key metrics to evaluate the business. Historically, the company has reported the number of visits to its Media properties as a key operating metric and has used internal data to derive the number of visits during the applicable reporting period. In the second quarter of 2018, we began to report visits using data derived from Google Analytics, as we are replacing our internal methodology with Google Analytics. On a transitional basis and for the remainder of 2018, we will report visits using data derived from both our internal methodology and Google Analytics. Beginning in 2019, we will only report visits using data derived from Google Analytics.

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

Media Metrics

•

Visits – Internal: We define visits as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit.

•

Visits – Google Analytics: Visits per Google Analytics are defined as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit. Additionally, a visit is also considered to have ended at midnight or if a user arrives via one campaign, leaves, and then comes back via a different campaign.

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	273,280	298,229	(8)%	581,215	565,997	3%
Gross Transaction Value (in thousands)	$24,507	$22,517	9%	$51,099	$42,192	21%
Media Metrics(2):
Visits - Internal (in thousands)	776,843	707,535	10%	1,548,414	1,403,078	10%
Revenue per Visit (Internal)	$18.88	$15.37	23%	$17.73	$15.85	12%
Visits - Google Analytics (in thousands)	770,460	721,973	7%	1,556,774	1,435,479	8%
Revenue per Visit (Google Analytics)	$19.04	$15.06	26%	$17.63	$15.49	14%
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

Product Costs

Product costs consist of product manufacturing costs, including both in-house and contracted third-party manufacturing costs, artist payments, personnel costs and credit card and other transaction processing fees. In the near term, we expect our product costs to decrease as a percentage of product revenue due to managed promotional activity.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$17,192	$15,349	$35,644	$29,933
Service revenue	17,129	13,216	32,424	25,870
Total revenue	34,321	28,565	68,068	55,803
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	12,464	11,538	25,801	22,072
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	6,561	5,098	12,848	10,888
Sales and marketing(1)(2)	7,859	7,196	14,848	13,920
Product development(1)(2)	5,095	5,029	9,805	9,779
General and administrative(1)(2)	7,661	7,225	14,969	14,878
Amortization of intangible assets	956	1,396	1,982	3,233
Total operating expenses	40,596	37,482	80,253	74,770
Loss from operations	(6,275)	(8,917)	(12,185)	(18,967)
Interest income	30	39	48	82
Interest expense	(1)	(1)	(2)	(3)
Other (expense) income, net	(25)	(6)	(33)	(3)
Loss before income taxes	(6,271)	(8,885)	(12,172)	(18,891)
Income tax expense	(22)	(80)	(46)	(92)
Net loss	$(6,293)	$(8,965)	$(12,218)	$(18,983)

(1) Depreciation expense included in the above line items:
Product costs	$213	$19	$395	$19
Service costs	737	702	1,391	1,445
Sales and marketing	8	9	16	18
Product development	18	23	38	46
General and administrative	514	650	1,079	1,305
Total depreciation	$1,490	$1,403	$2,919	$2,833

(2) Stock-based compensation included in the above line items:
Service costs	$177	$143	$326	$298
Sales and marketing	258	176	468	377
Product development	651	481	1,159	877
General and administrative	1,590	1,366	2,931	2,692
Total stock-based compensation	$2,676	$2,166	$4,884	$4,244

As a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Product revenue	50.1%	53.7%	52.4%	53.6%
Service revenue	49.9%	46.3%	47.6%	46.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	36.3%	40.4%	37.9%	39.6%
Service costs (exclusive of amortization of intangible assets shown separately below)	19.1%	17.8%	18.9%	19.5%
Sales and marketing	23.0%	25.2%	21.8%	24.9%
Product development	14.8%	17.6%	14.4%	17.5%
General and administrative	22.3%	25.3%	22.0%	26.7%
Amortization of intangible assets	2.8%	4.9%	2.9%	5.8%
Total operating expenses	118.3%	131.2%	117.9%	134.0%
Loss from operations	(18.3)%	(31.2)%	(17.9)%	(34.0)%
Interest income	0.1%	0.1%	—%	0.1%
Interest expense	—%	—%	—%	—%
Other (expense) income, net	(0.1)%	—%	—%	—%
Loss before income taxes	(18.3)%	(31.1)%	(17.9)%	(33.9)%
Income tax expense	(0.1)%	(0.3)%	(0.1)%	(0.2)%
Net loss	(18.4)%	(31.4)%	(18.0)%	(34.1)%

Segment results (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Segment Revenue:
Marketplaces	$19,655	$17,691	11%	$40,622	$33,568	21%
Media	14,666	10,874	35%	27,446	22,235	23%
Total revenue	$34,321	$28,565	20%	$68,068	$55,803	22%

Segment Operating Expenses:
Marketplaces(1)	$20,203	$19,434	4%	$41,113	$36,716	12%
Media(1)	8,447	6,476	30%	15,766	14,222	11%
Add:
Corporate expenses(2)	6,824	6,607	3%	13,589	13,522	—%
Consolidated operating expenses	$35,474	$32,517	9%	$70,468	$64,460	9%

Segment Operating Contribution:
Marketplaces(3)	$(548)	$(1,743)	69%	$(491)	$(3,148)	84%
Media(3)	6,219	4,398	41%	11,680	8,013	46%
Add (deduct):
Corporate expenses(2)	(6,824)	(6,607)	(3)%	(13,589)	(13,522)	—%
Acquisition, disposition and realignment costs(4)	539	19	2737%	539	299	80%
Adjusted EBITDA(5)	$(614)	$(3,933)	84%	$(1,861)	$(8,358)	78%

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

(4)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities and (b) employee severance, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

(5)

Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation and acquisition, disposition and realignment costs.

See Note 12 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Non-GAAP Financial Measures” below for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Marketplaces Revenue

Marketplaces revenue increased by $2.0 million, a 11% increase, to $19.7 million for the three months ended June 30, 2018, as compared to $17.7 million for the same period in 2017. The number of transactions decreased 8% to 273,280 in the three months ended June 30, 2018 as compared to 298,229 in the same period in 2017, primarily due to a decrease in conversion rates on Society6 and Deny Designs and the hosting of two fewer art fairs as compared to the prior year period. For the three months ended June 30, 2018, Marketplaces gross transaction value, which excludes certain transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair that primarily relate to the hosting of the art fairs, was $24.5 million as compared to $22.5 million in the prior year period, reflecting an increase of 9%, driven by an increase in average order values from managed promotional activity and from the acquisition of Deny Designs in May 2017.

Marketplaces revenue increased by $7.1 million, a 21% increase, to $40.6 million for the six months ended June 30, 2018, as compared to $33.6 million for the same period in 2017. The number of transactions increased 3% to 581,215 in the six months ended June 30, 2018 as compared to 565,997 in the same period in 2017, primarily due to the acquisition of Deny Designs, increased conversion rates, and the hosting of one additional art fair as compared to the prior year period. For the six months ended June 30, 2018, Marketplaces gross transaction value, which excludes certain transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair that primarily relate to the hosting of the art fairs, was $51.1 million as compared to $42.2 million in the prior year period, reflecting an increase of 21%, driven by an increase in average order values and number of transactions, including from the acquisition of Deny Designs.

Media Revenue

Media revenue increased by $3.8 million, a 35% increase, to $14.7 million for the three months ended June 30, 2018, as compared to $10.9 million for the same period in 2017. Visits from Google Analytics data increased by 7% to 770 million visits in the three months ended June 30, 2018 from 722 million visits in the same period in 2017. RPV, calculated using visits per Google Analytics, increased by 26%, to $19.04 in the three months ended June 30, 2018 from $15.06 in the same period in 2017, as a result of improved ad monetization yields and from the acquisition of Well+Good in June 2018.

Media revenue increased by $5.2 million, a 23% increase, to $27.4 million for the six months ended June 30, 2018, as compared to $22.2 million for the same period in 2017. Visits from Google Analytics data increased by 8% to 1,557 million visits in the six months ended June 30, 2018 from 1,435 million visits in the same period in 2017. RPV, calculated using visits per Google Analytics, increased by 14%, to $17.63 in the six months ended June 30, 2018 from $15.49 in the same period in 2017, as a result of improved ad monetization yields and from the acquisition of Well+Good in June 2018.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Product costs (exclusive of amortization of intangible assets)	$12,464	$11,538	8%	$25,801	$22,072	17%
Service costs (exclusive of amortization of intangible assets)	6,561	5,098	29%	12,848	10,888	18%
Sales and marketing	7,859	7,196	9%	14,848	13,920	7%
Product development	5,095	5,029	1%	9,805	9,779	—%
General and administrative	7,661	7,225	6%	14,969	14,878	1%
Amortization of intangible assets	956	1,396	(32)%	1,982	3,233	(39)%

Product Costs

Product costs for the three months ended June 30, 2018 increased by $0.9 million, or 8%, to $12.5 million, as compared to $11.5 million for the same period in 2017. The increase was primarily due to increased costs related to higher order values of products sold on Society6 and the acquisition of Deny Designs in May 2017, including costs attributable to in-house manufacturing personnel and related costs as a result of the acquisition, and increased costs related to the sale of art prints on Saatchi Art.

Product costs for the six months ended June 30, 2018 increased by $3.7 million, or 17%, to $25.8 million, as compared to $22.1 million for the same period in 2017. The increase was primarily due to increased costs related to the higher volume of products sold on Society6 and the acquisition of Deny Designs in May 2017, including costs attributable to in-house manufacturing personnel and related costs as a result of the acquisition.

Service Costs

Service costs for the three months ended June 30, 2018 increased by $1.5 million, or 29%, to $6.6 million, as compared to $5.1 million for the same period in 2017. The increase was primarily due to increases of $0.7 million related to content renovation, $0.5 million in personnel and related costs primarily driven by an increase in headcount and post-combination consideration expense resulting from the acquisition of Well+Good in June 2018, $0.2 million in cost of services primarily related to Saatchi Art and $0.1 million in ad serving costs.

Service costs for the six months ended June 30, 2018 increased by $2.0 million, or 18%, to $12.8 million, as compared to $10.9 million for the same period in 2017. The increase was primarily due to increases of $1.1 million related to content renovation, $0.8 million in cost of services related to Saatchi Art, including The Other Art Fair, $0.2 million in ad serving costs and $0.2 million in personnel and related costs, primarily driven by an increase in headcount and post-combination consideration expense resulting from the acquisition of Well+Good in June 2018, partially offset by $0.3 million in information technology expense.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2018 increased by $0.7 million, or 9%, to $7.9 million, as compared to $7.2 million for the same period in 2017. The increase was primarily due to increases of $0.5 million in personnel related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018, and $0.2 million in marketing activities.

Sales and marketing expenses for the six months ended June 30, 2018 increased by $0.9 million, or 7%, to $14.8 million, as compared to $13.9 million for the same period in 2017. The increase was primarily due to increases of $0.6 million in personnel related costs and $0.3 million in marketing activities. The increase in personnel related costs was driven primarily by an increase in headcount resulting from the acquisitions of Well+Good in June 2018 and Deny Designs in May 2017.

Product Development

Product development expenses for the three months ended June 30, 2018 increased by $0.1 million or $1%, to $5.1 million, as compared to $5.0 million in the same period in 2017, primarily due to an increase of $0.1 million in licenses and support costs.

Product development expenses for the six months ended June 30, 2018 remained flat at $9.8 million primarily due to a decrease of $0.2 million in personnel and related costs, offset by an increase of $0.2 million in licenses and support costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 increased by $0.4 million, or 6%, to $7.7 million, as compared to $7.2 million in the same period in 2017. The increase was primarily due to increases of $0.2 million in personnel and related costs, $0.2 million in facilities costs and $0.1 million in legal expenses, partially offset by a decrease of $0.1 million in depreciation expense.

General and administrative expenses for the six months ended June 30, 2018 remained relatively flat, increasing by $0.1 million, or 1%, to $15.0 million, as compared to $14.9 million in the same period in 2017. The increase was primarily due to increases of $0.3 million in facilities costs and $0.2 million in consulting expenses, partially offset by decreases of $0.2 million in personnel and related costs and $0.2 million in depreciation expense.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2018 decreased by $0.4 million, or 32%, to $1.0 million, as compared to $1.4 million in the same period in 2017.  The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Amortization expense for the six months ended June 30, 2018 decreased by $1.3 million, or 39%, to $2.0 million, as compared to $3.2 million in the same period in 2017.  The decrease in amortization expense is due to intangible assets completing their useful life and the removal of certain content units in the six months ended June 30, 2017.

Interest Income (Expense), Net

Interest income for each of the three and six month periods ended June 30, 2018 and 2017 was less than $0.1 million.

Other Income (Expense), Net

Other expense, net for each of the three and six month periods ended June 30, 2018 and 2017 was less than $0.1 million.

Income Tax Benefit (Expense)

Income tax expense for each of the three and six month periods ended June 30, 2018 and 2017 was less than $0.1 million.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended June 30, 2018 increased by $0.8 million, or 4%, to $20.2 million, as compared to $19.4 million in the same period in 2017. The change was primarily due to increases of $0.7 million in product costs as a result of revenue growth and $0.4 million in sales and marketing expense related to increased marketing investment, partially offset by a decrease of $0.4 million in product development expense from additional internally developed software projects that were capitalized. Marketplaces operating contribution was $(0.5) million for the three months ended June 30 2018, as compared to $(1.7) million in the same period in 2017.

Marketplaces operating expenses for the six months ended June 30, 2018 increased by $4.4 million, or 12%, to $41.1 million, as compared to $36.7 million in the same period in 2017. The change was primarily due to increases of $4.3 million in product costs as a result of revenue growth and $0.9 million in sales and marketing expense related to increased marketing investment and higher personnel costs, partially offset by a decrease of $0.8 million in product development expense from additional internally developed software projects that were capitalized. Marketplaces operating contribution was $(0.5) million for the six months ended June 30, 2018, as compared to $(3.1) million in the same period in 2017.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended June 30, 2018 increased by $2.0 million, or 30%, to $8.4 million, as compared to $6.5 million in the same period in 2017. The change was primarily due to increases of $1.5 million in cost of sales, $0.2 million in sales and marketing costs, $0.2 million in general and administrative costs and $0.1 million in product development costs. Media operating contribution was $6.2 million for the three months ended June 30, 2018, as compared to $4.4 million in the same period in 2017.

Media operating expenses for the six months ended June 30, 2018 increased by $1.5 million, or 11%, to $15.8 million, as compared to $14.2 million in the same period in 2017. The change was primarily due to increases of $1.5 million in cost of sales, $0.2 million in general and administrative costs and $0.2 million in sales and marketing costs, partially offset by a decrease of $0.4 million in product development costs, primarily as a result of lower personnel and related costs due to a decrease in headcount. Media operating contribution was $11.7 million for the six months ended June 30, 2018, as compared to $8.0 million in the same period in 2017.

Corporate Operating Expenses

Corporate operating expenses for the three months ended June 30, 2018 remained relatively flat, increasing by $0.2 million, or 3%, to $6.8 million, as compared to $6.6 million in the same period in 2017. The change was primarily due to an increase in facilities costs.

Corporate operating expenses for the six months ended June 30, 2018 remained relatively flat, decreasing by less than $0.1 million to $13.6 million, as compared to $13.5 million in the same period in 2017. The change was primarily due to a decrease of $0.5 million in personnel and related costs, partially offset by an increase of $0.3 million in facilities costs.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(6,293)	$(8,965)	$(12,218)	$(18,983)
Add (deduct):
Income tax (benefit) expense	22	80	46	92
Interest (income) expense, net	(29)	(38)	(46)	(79)
Other expense (income), net	25	6	33	3
Depreciation and amortization(1)	2,446	2,799	4,901	6,066
Stock-based compensation(2)	2,676	2,166	4,884	4,244
Acquisition, disposition and realignment costs(3)	539	19	539	299
Adjusted EBITDA	$(614)	$(3,933)	$(1,861)	$(8,358)

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(2)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.
(3)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities and (b) employee severance, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

Liquidity and Capital Resources

As of June 30, 2018, we had $32.0 million of cash and cash equivalents. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of the $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances.

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of $23.4 million, after deducting the underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering for working capital and general corporate purposes. We have and may continue to also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the disposition of businesses and certain non-core media properties. Historically, we have principally financed our operations from the issuance of stock, disposals of businesses, and net cash provided by our operating activities. We do not currently have an available line of credit. We believe that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a new credit facility, selling certain assets or issuing equity, equity-related or debt securities.

We currently have a shelf registration statement on file with the SEC that is effective until March 28, 2020, which we may use to offer and sell equity securities with an aggregate offering value not to exceed $100.0 million. Subsequent to the registered public offering in February 2018, the aggregate offering value remaining on our effective shelf registration statement is $76.7 million.

Since our inception, we have used cash and stock to make strategic acquisitions to grow our business, including the recent acquisitions of Well+Good in June 2018, Deny Designs in May 2017 and The Other Art Fair in July 2016. We have also generated cash by disposing of certain businesses. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash. During 2016, we also received approximately $1.7 million of cash from the sales of two of our non-core media properties, with an additional $0.4 million received in the first quarter of 2017. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of $4.9 million. We have not initiated any repurchases of our common stock during the year ended December 31, 2017 or the six months ended June 30, 2018, and are not currently making repurchases. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of June 30, 2018, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(6,401)	$(11,783)
Net cash used in investing activities	$(13,879)	$(7,669)
Net cash provided by (used in) financing activities	$20,789	$(1,058)

Cash Flows from Operating Activities

Six months ended June 30, 2018 and June 30, 2017

Net cash used in our operating activities during the six months ended June 30, 2018 was $6.4 million as a result of our net loss during the period of $12.2 million, non-cash charges of $9.8 million related primarily to depreciation, amortization and stock-based compensation, and a net decrease in our working capital of $4.0 million. The change in working capital during the six months ended June 30, 2018 was primarily due to the timing of payments associated with increased artist liabilities related to our Marketplaces segment.

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

Cash Flows from Investing Activities

Six months ended June 30, 2018 and June 30, 2017

Net cash used in investing activities was $13.9 million during the six months ended June 30, 2018. Cash used in investing activities for the six months ended June 30, 2018 primarily related to $10.3 million paid for the acquisition of Well+Good, net of cash acquired, and $3.5 million related to investments in property and equipment.

Net cash used in investing activities was $7.7 million during the six months ended June 30, 2017. Cash used in investing activities for the six months ended June 30, 2017 included $6.3 million paid for the acquisition of Deny Designs, net of cash acquired, and $2.2 million related to investments in property and equipment, partially offset by cash inflows of $0.6 million from restricted deposits, primarily related to the release of the escrow held for the Saatchi acquisition, and $0.4 million received from sale of one of our non-core online media properties in 2016.

Cash Flows from Financing Activities

Six months ended June 30, 2018 and June 30, 2017

Net cash provided by financing activities was $20.8 million during the six months ended June 30, 2018. Cash provided by financing activities for the six months ended June 30, 2018 primarily consists of $23.4 million in proceeds from the issuance of our common stock in connection with our follow-on public offering in February 2018 and $0.6 million in proceeds from exercises of stock options and purchases under ESPP, partially offset by $2.3 million related to taxes paid on vesting of restricted stock units and $0.9 million of deferred consideration paid related to the acquisition of Deny Designs.

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

Off Balance Sheet Arrangements

As of June 30, 2018, we did not have any off balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2018 and 2017, we used $3.5 million and $2.2 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $1.0 million and $4.0 million during the remainder of the year ending December 31, 2018.

Contractual Obligations

For the six months ended June 30, 2018, as a result of the acquisition of Well+Good, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and will be expensed over the service period in the condensed statement of operations.

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

Concentrations of Credit Risk

As of June 30, 2018, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and four foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Components of our consolidated accounts receivable balance comprising more than 10% were as follows:

	June 30, 2018	December 31, 2017
Google Inc.	30%	34%

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended June 30, 2018.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit No		Description of Exhibit

2.1	*	Asset Purchase Agreement, dated June 5, 2018, by and among Leaf Group Ltd., Well+Good LLC and the Sellers set forth therein.

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

32.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
	†	Indicates management contract or compensatory plan, contract or arrangement.

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

Date: August 2, 2018