Form 10-Q
period 2018-09-30
LEAF GROUP LTD.
filed 2018-11-06
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
			
Emerging growth company	☐		
			

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2018, there were 25,314,267 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$32,810	$31,344
Accounts receivable, net	12,080	8,663
Prepaid expenses and other current assets	3,693	2,741
Total current assets	48,583	42,748
Property and equipment, net	12,494	11,665
Intangible assets, net	15,397	10,431
Goodwill	18,954	17,152
Other assets	1,032	1,246
Total assets	$96,460	$83,242

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,036	$1,980
Accrued expenses and other current liabilities	19,133	17,182
Deferred revenue	3,204	2,064
Total current liabilities	24,373	21,226
Deferred tax liability	58	40
Other liabilities	2,321	3,456
Total liabilities	26,752	24,722
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 26,920 and 25,265 shares issued and outstanding at September 30, 2018 and 22,686 and 21,031 shares issued and outstanding at December 31, 2017	2	2
Additional paid-in capital	552,452	523,012
Treasury stock at cost, 1,655 shares at September 30, 2018 and December 31, 2017	(35,706)	(35,706)
Accumulated other comprehensive loss	(16)	(17)
Accumulated deficit	(447,024)	(428,771)
Total stockholders’ equity	69,708	58,520
Total liabilities and stockholders’ equity	$96,460	$83,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$22,482	$20,908	$58,125	$50,841
Service revenue	18,974	12,552	51,398	38,422
Total revenue	41,456	33,460	109,523	89,263
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	16,202	15,385	42,003	37,456
Service costs (exclusive of amortization of intangible assets shown separately below)	8,229	4,993	21,077	15,881
Sales and marketing	8,796	6,973	23,644	20,893
Product development	5,558	4,558	15,362	14,337
General and administrative	7,615	7,056	22,584	21,933
Amortization of intangible assets	1,133	1,313	3,115	4,547
Total operating expenses	47,533	40,278	127,785	115,047
Loss from operations	(6,077)	(6,818)	(18,262)	(25,784)
Interest income	116	66	164	148
Interest expense	(2)	(2)	(4)	(5)
Other expense, net	(59)	(6)	(92)	(9)
Loss before income taxes	(6,022)	(6,760)	(18,194)	(25,650)
Income tax expense	(13)	(57)	(59)	(150)
Net loss	$(6,035)	$(6,817)	$(18,253)	$(25,800)

Net loss per share - basic and diluted	$(0.24)	$(0.33)	(0.75)	(1.27)
Weighted average number of shares - basic and diluted	25,111	20,745	24,315	20,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(6,035)	$(6,817)	$(18,253)	$(25,800)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	29	26	1	85
Comprehensive loss	$(6,006)	$(6,791)	$(18,252)	$(25,715)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2017	21,031	$2	$523,012	$(35,706)	$(17)	$(428,771)	$58,520
Issuance of stock under employee stock awards and other	861	—	1,469	—	—	—	1,469
Tax withholdings related to vesting of share-based payments	—	—	(3,183)	—	—	—	(3,183)
Stock-based compensation expense	—	—	7,787	—	—	—	7,787
Issuance of common stock in connection with follow-on public offering, net of offering costs	3,373	—	23,367	—	—	—	23,367
Foreign currency translation adjustment	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(18,253)	(18,253)
Balance at September 30, 2018	25,265	$2	$552,452	$(35,706)	$(16)	$(447,024)	$69,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(18,253)	$(25,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,588	8,815
Deferred income taxes	17	68
Stock-based compensation	7,386	6,426
Other	67	(44)
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	(812)	319
Prepaid expenses and other current assets	(665)	1,021
Other long-term assets	231	25
Accounts payable	(222)	(548)
Accrued expenses and other liabilities	731	(1,557)
Deferred revenue	8	(236)
Net cash used in operating activities	(3,924)	(11,511)
Cash flows from investing activities
Purchases of property and equipment	(5,062)	(3,718)
Purchases of intangible assets	(45)	(235)
Cash received from disposal of businesses and online properties, net of cash disposed	—	4,285
Cash paid for acquisitions, net of cash acquired	(10,349)	(6,304)
Restricted deposits	—	606
Other	5	6
Net cash used in investing activities	(15,451)	(5,360)
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	1,470	1,941
Repurchases of common stock	—	(65)
Proceeds from issuance of common stock	23,367	—
Taxes paid on net share settlements of restricted stock units	(3,184)	(2,761)
Cash paid for acquisition holdback	—	(119)
Cash paid for contingent consideration liability	(905)	—
Other	(51)	(49)
Net cash provided by (used in) financing activities	20,697	(1,053)
Effect of foreign currency on cash, cash equivalents and restricted cash	42	(38)
Change in cash, cash equivalents and restricted cash	1,364	(17,962)
Cash, cash equivalents and restricted cash, beginning of period	32,300	51,957
Cash, cash equivalents and restricted cash, end of period	$33,664	$33,995

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$32,810	$33,039
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	718	820
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$33,664	$33,995

Supplemental disclosure of cash flows
Stock issued for acquisitions	$—	$1,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles and other content formats, on various category-specific properties with distinct editorial voices. Our media properties include Well+Good, a wellness destination and brand that we acquired in June 2018; Livestrong.com, a fitness, health and wellness destination; Hunker, a home and space inspiration destination; Cuteness.com, an online community for pet owners and animal lovers; and over 50 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2018 and 2017, and our cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2017 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), for interim financial information and with the instructions from the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new revenue standard may be applied retrospectively to each prior period presented or modified retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the guidance in the first quarter of fiscal year 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenues for the three and nine months ended September 30, 2018 as a result of applying Topic 606.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for the Company commencing in the first quarter of fiscal year 2019. In July 2018, the FASB issued ASU 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019 and expects to utilize certain practical expedients allowable with the adoption of ASU 2016-02. The Company expects that substantially all of its operating lease commitments with terms greater than 12 months will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company is currently continuing to evaluate and quantify the impact of the new leases standard on the Company’s consolidated financial statements and anticipates the adoption of ASU 2016-02 will have a material impact on the consolidated balance sheets. The Company does not expect the adoption of this standard to have a material impact on the recognition, measurement or presentation of lease expenses within the Company’s consolidated statements of operations or cash flows. The Company intends to finalize its evaluation of the impact of adoption in the fourth quarter of fiscal year 2018.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance in the first quarter of fiscal year 2018 using a retrospective transition method to each period presented. As of September 30, 2018 and 2017, the Company has a restricted cash balance of $0.9 million and $1.0 million, respectively, collateralizing a standby letter of credit associated with the lease of its headquarters office. Beginning in the first quarter of fiscal year 2018, the presentation of the beginning and ending amounts of cash on the Company’s statement of cash flows includes the restricted cash for each period presented.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Subtopic 220), which permits a reclassification from accumulated other comprehensive income (loss) to retained earnings of the stranded tax effects resulting from application of the new corporate tax rate of 21% enacted in the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements; however, the adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenues for the three and nine months ended September 30, 2018 as a result of applying Topic 606.

Revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate the transaction price to each performance obligation based on the estimated standalone selling price of the promised good or service. We allocate any arrangement fee or other incentive or promotional offers to each of the elements based on their relative selling prices.

Our revenue is principally derived from the following products and services:

Product Revenue

Marketplaces

We recognize product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers periodically provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Because we are the principal in a transaction and obtain control of the goods before they are transferred to the customer, we record product revenue at the gross amount. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We generally recognize fair related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Media

Advertising Revenue. We generate Media service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; sponsored content; or advertising links. Performance obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met based on a reconciliation of the performance criteria. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or partner performance data in circumstances where that data is available.

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

Content Sales and Licensing Revenue. We generate revenue from the sale or license of media content, including the creation and distribution of content for third-party brands and publishers through our content studio. Revenue from the sale or perpetual license of media content is recognized when the control of content is transferred or when the right to use is transferred and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as the right to access content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the principal, we recognize revenue on a net basis.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Product
Marketplaces	$22,482	$20,908	$58,125	$50,841
Service
Marketplaces	2,230	1,585	7,209	5,220
Media	16,744	10,967	44,189	33,202
Total revenue	$41,456	$33,460	$109,523	$89,263

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the nine months ended September 30, 2018, we recognized $1.9 million of revenues that were included in the deferred revenue balance as of December 31, 2017.

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

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Computers and other related equipment	$9,983	$9,106
Purchased and internally developed software	28,368	26,319
Furniture and fixtures	1,468	1,503
Leasehold improvements	6,795	6,784
Machinery and related equipment	626	581
	47,240	44,293
Less accumulated depreciation	(34,746)	(32,628)
Property and equipment, net	$12,494	$11,665

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million for each of the three and nine months ended September 30, 2018 and 2017, is shown by classification below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Product costs	$235	$16	$629	$31
Service costs	787	725	2,179	2,174
Sales and marketing	6	9	22	27
Product development	14	22	52	68
General and administrative	512	664	1,591	1,968
Total depreciation	$1,554	$1,436	$4,473	$4,268

5. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2017	$17,152
Acquisition	1,832
Foreign currency impact	(30)
Balance at September 30, 2018	$18,954

As of September 30, 2018, we have two reporting units, Marketplaces and Media. Goodwill related to our Marketplaces reporting unit was $17.1 million as of September 30, 2018. Goodwill related to our Media reporting unit was $1.8 million and was recorded in connection with the acquisition of Well+Good in June 2018. Refer to Note 11 for additional information.

Intangible assets consisted of the following (in thousands):

	September 30, 2018
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(2,006)	$1,997
Artist relationships	12,227	(10,921)	1,306
Media content	91,489	(91,068)	421
Technology	6,204	(5,520)	684
Non-compete agreements	25	(25)	—
Trade names	16,769	(5,780)	10,989
	$130,717	$(115,320)	$15,397

	December 31, 2017
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$2,853	$(1,628)	$1,225
Artist relationships	12,235	(10,659)	1,576
Media content	91,445	(90,187)	1,258
Technology	6,204	(4,751)	1,453
Non-compete agreements	25	(20)	5
Trade names	9,889	(4,975)	4,914
	$122,651	$(112,220)	$10,431

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service costs	$220	$626	$889	$2,685
Sales and marketing	326	194	646	533
Product development	184	294	769	809
General and administrative	403	199	811	520
Total amortization	$1,133	$1,313	$3,115	$4,547

Service costs include accelerated amortization charges of less than $0.1 million for each of the three months ended September 30, 2018 and 2017, and less than $0.1 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, as a result of removing certain assets from service.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll and related items	$4,276	$4,252
Artist payables	4,441	4,999
Accrued product costs	1,636	1,914
Accrued marketing	1,121	1,301
Contingent liabilities	1,038	1,176
Accrued post-combination consideration	1,314	—
Other	5,307	3,540
Accrued expenses and other current liabilities	$19,133	$17,182

Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued rent	$1,351	$1,443
Contingent liabilities	936	1,944
Other	34	69
Other liabilities	$2,321	$3,456

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million is payable to the seller annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our condensed consolidated statement of operations. The fair value adjustment to the liability for the three and nine months ended September 30, 2018 was not material. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. The estimated amount payable upon the second year anniversary is included in accrued expenses and other current liabilities, and estimated amounts payable upon the third anniversary is included in other liabilities in our condensed consolidated balance sheets.

7. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of September 30, 2018, these leases have non-cancelable periods ending between June 2018 and July 2024. The lease for our Santa Monica office facility expires in July 2024, subject to a one-time early termination right allowing us to terminate the lease effective as of August 2019.

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

8. Income Taxes

Income tax expense was less than $0.1 million for each of the three months ended September 30, 2018 and 2017, and less than $0.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

We reduce our deferred tax assets resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of a portion of the deferred tax assets. However, the reversal of deferred tax liabilities associated with tax deductible goodwill can be a source of taxable income to support the realization of a deductible temporary difference that is scheduled to reverse into net operating losses with an unlimited carryforward period. Except for the deferred tax liabilities resulting from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As we have insufficient history of generating income, the ultimate future realization of these excess deferred tax assets does not meet the more likely than not criteria and is thus subject to a valuation allowance. Accordingly, we have established a full valuation allowance against our deferred tax assets.

We are subject to the accounting guidance for uncertain income tax positions. We believe it is more likely than not that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments which could result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and no interest or penalties were recognized in the three and nine months ended September 30, 2018 or 2017. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three and nine months ended September 30, 2018 or 2017, and we do not expect our uncertain tax position to change materially during the next twelve months.

We file tax returns in the United States, at both the federal and state level, and in several foreign jurisdictions. Due to net operating loss carryforwards, our tax returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted into law. Changes brought by the 2017 Act include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, additional limitations on executive compensation and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

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

The enactment of the 2017 Act requires the remeasurement of deferred taxes at the new corporation tax rate of 21%, for which we have recorded a provisional amount that reduces the net deferred tax assets, before valuation allowance, by $38.4 million. Due to a full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. One-time transition tax on the mandatory deemed repatriation of foreign earnings was not material based on cumulative foreign deficits from our foreign subsidiaries. As of September 30, 2018, we have completed our analysis on the tax impact relating to the 2017 Act and no material changes were made to the provisional amounts recorded.

9. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service costs	$189	$155	$515	$453
Sales and marketing	292	209	760	586
Product development	603	475	1,762	1,352
General and administrative	1,418	1,343	4,349	4,035
Total stock-based compensation	$2,502	$2,182	$7,386	$6,426

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2017	2,140
Options granted	47
Options exercised	(237)
Options forfeited or cancelled	(30)
Outstanding at September 30, 2018	1,920

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2017	1,888
Granted	1,544
Vested	(959)
Forfeited	(205)
Unvested at September 30, 2018	2,268

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

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. Repurchases of approximately 10,000 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. As of September 30, 2018, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of September 30, 2018, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

11. Acquisitions and Dispositions

Acquisitions

Well+Good

On June 5, 2018, we acquired 100% of the issued and outstanding membership interests of Well+Good LLC (“Well+Good”), a health and wellness media company, for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and will be expensed over the service period in the condensed statement of operations.

The total fair value of the purchase price for the acquisition approximated $12.3 million and was allocated to Well+Good’s tangible and intangible assets acquired and liabilities assumed, based on their preliminary estimated fair values as of June 5, 2018, the closing date of the acquisition. The excess of the purchase price over the net assets and liabilities acquired was recorded as goodwill. In accordance with ASC 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period (which is not to exceed one year from the acquisition date), we will retrospectively adjust the provisional amounts recognized at the acquisition date by means of adjusting the amount recognized for goodwill. Our preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed is based on estimates and assumptions, and is subject to change pending finalization of the valuation.

The following table summarizes our preliminary estimate of the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Goodwill	$1,832
Trademark	6,900
Customer relationships	1,150
Cash and cash equivalents	1,224
Accounts receivable	2,676
Other current assets	293
Property, plant and equipment	10
Other long-term assets	113
Trade accounts payable	(272)
Other accrued liabilities	(528)
Deferred revenue	(1,132)
Total	$12,266

The trademark and customer relationships we acquired have estimated useful lives of ten years and two years, respectively. The estimated weighted average useful life of the intangible assets we acquired is nine years. Goodwill is primarily derived from the acquired established workforce and the estimated future synergies associated with the combined operations. The goodwill is included as part of our Media reporting unit and will be deductible for tax purposes.

The acquisition is included in our condensed consolidated financial statements as of the closing date of the acquisition, which was June 5, 2018.

Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2017, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$41,456	$36,045	$114,267	$94,262
Net loss	(6,035)	(6,284)	(18,745)	(26,189)

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

The trademark, customer relationships, artist relationships, and technology we acquired have estimated useful lives of ten years, five years, three years, and three years, respectively. The estimated weighted average useful life of the intangible assets we acquired in total is seven years. Goodwill is primarily derived from our ability to generate synergies with Deny Designs’ products and services with our other marketplaces. The goodwill is included as part of our Marketplaces reporting unit and is expected to be deductible for tax purposes.

The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our statement of operations. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. The portion of the cash payment up to the acquisition date fair value of the contingent consideration liability (including any measurement-period adjustments) was classified as a financing outflow in the condensed statement of cash flows, and amounts paid in excess of the acquisition date fair value of that liability was classified as operating outflows in the condensed statement of cash flows. The fair value adjustment to the liability for each of the three and nine months ended September 30, 2018 and 2017 was not material. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our consolidated balance sheets.

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

Our chief operating decision maker (the “CODM”) uses revenue and non-GAAP operating contribution to evaluate the profitability of our operating segments; all other financial information is reviewed by the CODM on a consolidated basis. Segment operating contribution reflects earnings before corporate and unallocated expenses and also excludes: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses. Our CODM does not evaluate our operating segments using asset information. We do not aggregate our operating segments. The majority of our principal operations and assets are located in the United States.

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Segment Revenue:
Marketplaces	$24,712	$22,493	$65,334	$56,061
Media	16,744	10,967	44,189	33,202
Total revenue	$41,456	$33,460	$109,523	$89,263

Segment Operating Expenses:
Marketplaces(1)	$24,386	$22,869	$65,498	$59,584
Media(1)	10,185	6,188	25,636	20,410
Add:
Corporate expenses(2)	6,774	6,290	20,363	19,812
Consolidated operating expenses	$41,345	$35,347	$111,497	$99,806

Segment Operating Contribution:
Marketplaces(3)	$326	$(376)	$(164)	$(3,523)
Media(3)	6,559	4,779	18,553	12,792
Add (deduct):
Corporate expenses(2)	(6,774)	(6,290)	(20,363)	(19,812)
Acquisition, disposition and realignment costs(4)	17	—	241	299
Adjusted EBITDA(5)	$128	$(1,887)	$(1,733)	$(10,244)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$128	$(1,887)	$(1,733)	$(10,244)
Add (deduct):
Interest income (expense), net	114	64	160	143
Other (expense) income, net	(59)	(6)	(92)	(9)
Depreciation and amortization(6)	(2,687)	(2,749)	(7,588)	(8,815)
Stock-based compensation(7)	(2,502)	(2,182)	(7,386)	(6,426)
Acquisition, disposition, realignment and contingent payment costs(8)	(1,016)	—	(1,555)	(299)
Loss before income taxes	$(6,022)	$(6,760)	$(18,194)	$(25,650)

(1)

Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses.

(2)

Corporate expenses include operating expenses that are not directly attributable to the operating segments, including: corporate information technology, marketing, and general and administrative support functions and also excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); and (e) income taxes.

(3)

Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(4)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, and (c) other payments attributable to acquisition, disposition or corporate realignment activities, excluding contingent payments to certain key employees/equity holders of acquired businesses.

(5)

Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

(6)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(7)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.

(8)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses and (d) other payments attributable to acquisition, disposition or corporate realignment activities.

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Domestic	$35,343	$28,058	$91,181	$73,064
International	6,113	5,402	18,342	16,199
Total revenue	$41,456	$33,460	$109,523	$89,263

13. Fair Value

As of each of the periods ended September 30, 2018 and 2017, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. The fair value adjustment to the liability for each of the three and nine months ended September 30, 2018 and 2017 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(6,035)	$(6,817)	$(18,253)	$(25,800)
Weighted average common shares outstanding—basic and diluted	25,111	20,745	24,315	20,363
Net loss per share - basic and diluted	(0.24)	(0.33)	(0.75)	(1.27)

For the three months ended September 30, 2018 and 2017, we excluded 1.8 million and 2.2 million shares, respectively, and for the nine months ended September 30, 2018 and 2017, we excluded 2.4 and 2.5 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

For the three months ended September 30, 2018 and 2017, had we reported net income, approximately 1.4 million and 0.5 million common shares would have been included in the number of shares used to calculate earnings per share, respectively. For the nine months ended September 30, 2018 and 2017, had we reported net income, approximately 1.2 million and 0.9 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2017 Annual Report, which was filed with the SEC on March 1, 2018, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2017 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Our Marketplaces segment primarily generates revenue from the sale of products and services through our art and design marketplaces. On Society6 and Deny Designs, revenue is generated from the sale of made-to-order products. Saatchi Art primarily generates revenue through commissions on the final sale price of original works of art and from various sources relating to the hosting of in-person art fairs, including commissions from the sale of original art, fees paid by artists for stands and through sponsorship opportunities with third-party brands and advertisers.

Media

Our Media segment includes our leading owned and operated media properties that publish content, including videos, articles and other content formats, on various category-specific properties with distinct editorial voices. Our media properties include Well+Good, a wellness destination and brand that we acquired in June 2018; Livestrong.com, a fitness, health and wellness destination; Hunker, a home and space inspiration destination; Cuteness.com, an online community for pet owners and animal lovers; and over 50 other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners.

In order to improve the quality of our products, we continually redesign and update our websites; refine our content library; rationalize ad unit density; and develop a greater variety of content formats, particularly video content and formats better suited for mobile devices and consumption on other platforms, such as social media sites. We are also working with a curated network of contributors and influencers to create more authoritative and engaging content and we are focused on building strong followings on various social media platforms such as Facebook, Instagram and Pinterest, where we also publish our content. We believe that by providing consumers with an improved user and content experience, we will be able to continue to increase the number of visits and revenue in a sustained fashion over the long-term. We also believe that there are opportunities to increase our advertising revenue by continuing to optimize our ad product stack, increasing branded ad sales through direct sellers and offering more innovative products such as native advertisements and sponsored content in order to increase the overall ad unit rates we receive from our advertising partners.

Revenue

For the three months ended September 30, 2018 and 2017, we reported revenue of $41.5 million and $33.5 million, respectively, and for the nine months ended September 30, 2018 and 2017, we reported revenue of $109.5 million and $89.3 million, respectively. For the three months ended September 30, 2018 and 2017, Marketplaces revenue accounted for 60% and 67% of our total revenue, respectively, and Media revenue accounted for 40% and 33% of our total revenue, respectively. For the nine months ended September 30, 2018 and 2017, Marketplaces revenue accounted for 60% and 63% of our total revenue, respectively, and Media revenue accounted for 40% and 37% of our total revenue, respectively.

The revenue generated by our Marketplaces segment has higher costs associated with it as compared to our Media segment due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs. If our revenue sources shift from our Media segment to our Marketplaces segment, our total costs relative to our revenue will be negatively impacted.

Follow-on Public Offering of Common Stock

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of $23.4 million, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the offering have been and continue to be used for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies.

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

In the first quarter of 2018, we added gross transaction value as a key metric for our Marketplaces segment as we believe that gross transaction value provides a useful measure of the overall volume that flows through our marketplaces in a given period and provides insight into the growth of the business. We are no longer reporting average revenue per transaction, video views or social media followers because management no longer uses these as key metrics to evaluate the business. Historically, the Company has reported the number of visits to its Media properties as a key operating metric and has used internal data to derive the number of visits during the applicable reporting period. In the second quarter of 2018, we began to report visits using data derived from Google Analytics, as we are replacing our internal methodology with Google Analytics. On a transitional basis and for the remainder of 2018, we will report visits using data derived from both our internal methodology and Google Analytics. Beginning in 2019, we will only report visits using data derived from Google Analytics.

Marketplaces Metrics

•

Number of transactions: We define transactions as the total number of Marketplaces transactions successfully completed by a customer during the applicable period, excluding certain transactions generated by Saatchi Art’s The Other Art Fair, including the sales of stand space to artists at fairs, sponsorship fees and ticket sales.

•

Gross transaction value: We define gross transaction value as the total dollar value of Marketplaces transactions, excluding the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, including the sales of stand space to artists at fairs, sponsorship fees and ticket sales. Gross transaction value is the total amount paid by the customer including the total product price inclusive of artist margin, shipping charges, taxes, and is net of any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.

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

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	374,008	380,766	(2)%	955,223	946,763	1%
Gross Transaction Value (in thousands)	$30,216	$28,090	8%	$81,315	$70,282	16%
Media Metrics(2):
Visits - Internal (in thousands)	667,879	693,945	(4)%	2,216,293	2,097,023	6%
Revenue per Visit (Internal)	$25.07	$15.80	59%	$19.94	$15.83	26%
Visits - Google Analytics (in thousands)	665,193	704,793	(6)%	2,221,967	2,140,272	4%
Revenue per Visit (Google Analytics)	$25.17	$15.56	62%	$19.89	$15.51	28%
(1)

Marketplaces Metrics excludes transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair, including the sales of stand space to artists at fairs, sponsorship fees and ticket sales.

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

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate the transaction price to each performance obligation based on the estimated standalone selling price of the promised good or service. We allocate any arrangement fee or other incentive or promotional offers to each of the elements based on their relative selling prices.

Our revenue is principally derived from the following products and services:

Product Revenue

Marketplaces

We recognize product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers periodically provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Because we are the principal in a transaction and obtain control of the goods before they are transferred to the customer, we record product revenue at the gross amount. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We generally recognize fair related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We periodically provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Media

Advertising Revenue. We generate Media service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; sponsored content; or advertising links. Performance obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met based on a reconciliation of the performance criteria. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or partner performance data in circumstances where that data is available.

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

Content Sales and Licensing Revenue. We generate revenue from the sale or license of media content, including the creation and distribution of content for third-party brands and publishers through our content studio. Revenue from the sale or perpetual license of media content is recognized when the control of content is transferred or when the right to use is transferred and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as the right to access content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the principal, we recognize revenue on a net basis.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our corporate executive, legal, finance, human resources and information technology organizations and facilities-related expenditures, as well as third-party professional service fees and insurance. Professional service fees are largely comprised of outside legal, audit and information technology consulting services.

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

Stock-based Compensation

Included in operating expenses are expenses associated with stock-based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, directors and non-employees, and expenses relating to our Employee Stock Purchase Plan (the “ESPP”). We record the fair value of these equity-based awards and expenses at their cost ratably over related vesting periods.

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

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States and certain other countries where we have or had a legal presence, including the United Kingdom, Australia, Canada and Argentina. We may in the future become subject to taxation in additional countries based on the foreign statutory rates in those countries and our effective tax rate could fluctuate accordingly.

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

We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States federal and state and certain foreign deferred tax assets. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Currently, we do not expect the utilization of our net operating loss and tax credit carryforwards in the near term to be materially affected as no significant limitations are expected to be placed on these carryforwards as a result of our previous ownership changes. However, if all or a portion of our net operating loss carryforwards are subject to limitation because we experience an ownership change, our future cash flows could be adversely impacted due to increased tax liability.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of our unaudited interim consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$22,482	$20,908	$58,125	$50,841
Service revenue	18,974	12,552	51,398	38,422
Total revenue	41,456	33,460	109,523	89,263
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	16,202	15,385	42,003	37,456
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	8,229	4,993	21,077	15,881
Sales and marketing(1)(2)	8,796	6,973	23,644	20,893
Product development(1)(2)	5,558	4,558	15,362	14,337
General and administrative(1)(2)	7,615	7,056	22,584	21,933
Amortization of intangible assets	1,133	1,313	3,115	4,547
Total operating expenses	47,533	40,278	127,785	115,047
Loss from operations	(6,077)	(6,818)	(18,262)	(25,784)
Interest income	116	66	164	148
Interest expense	(2)	(2)	(4)	(5)
Other expense, net	(59)	(6)	(92)	(9)
Loss before income taxes	(6,022)	(6,760)	(18,194)	(25,650)
Income tax expense	(13)	(57)	(59)	(150)
Net loss	$(6,035)	$(6,817)	$(18,253)	$(25,800)

(1) Depreciation expense included in the above line items:
Product costs	$235	$16	$629	$31
Service costs	787	725	2,179	2,174
Sales and marketing	6	9	22	27
Product development	14	22	52	68
General and administrative	512	664	1,591	1,968
Total depreciation	$1,554	$1,436	$4,473	$4,268

(2) Stock-based compensation included in the above line items:
Service costs	$189	$155	$515	$453
Sales and marketing	292	209	760	586
Product development	603	475	1,762	1,352
General and administrative	1,418	1,343	4,349	4,035
Total stock-based compensation	$2,502	$2,182	$7,386	$6,426

As a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Product revenue	54.2%	62.5%	53.1%	57.0%
Service revenue	45.8%	37.5%	46.9%	43.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	39.1%	46.0%	38.4%	42.0%
Service costs (exclusive of amortization of intangible assets shown separately below)	19.8%	14.9%	19.2%	17.8%
Sales and marketing	21.3%	20.9%	21.6%	23.4%
Product development	13.4%	13.6%	14.0%	16.1%
General and administrative	18.4%	21.1%	20.6%	24.6%
Amortization of intangible assets	2.7%	3.9%	2.9%	5.0%
Total operating expenses	114.7%	120.4%	116.7%	128.9%
Loss from operations	(14.7)%	(20.4)%	(16.7)%	(28.9)%
Interest income	0.3%	0.2%	0.2%	0.2%
Interest expense	—%	—%	—%	—%
Other expense, net	(0.1)%	—%	(0.1)%	—%
Loss before income taxes	(14.5)%	(20.2)%	(16.6)%	(28.7)%
Income tax expense	—%	(0.2)%	(0.1)%	(0.2)%
Net loss	(14.5)%	(20.4)%	(16.7)%	(28.9)%

Segment results (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Segment Revenue:
Marketplaces	$24,712	$22,493	10%	$65,334	$56,061	17%
Media	16,744	10,967	53%	44,189	33,202	33%
Total revenue	$41,456	$33,460	24%	$109,523	$89,263	23%

Segment Operating Expenses:
Marketplaces(1)	$24,386	$22,869	7%	$65,498	$59,584	10%
Media(1)	10,185	6,188	65%	25,636	20,410	26%
Add:
Corporate expenses(2)	6,774	6,290	8%	20,363	19,812	3%
Consolidated operating expenses	$41,345	$35,347	17%	$111,497	$99,806	12%

Segment Operating Contribution:
Marketplaces(3)	$326	$(376)	187%	$(164)	$(3,523)	95%
Media(3)	6,559	4,779	37%	18,553	12,792	45%
Add (deduct):
Corporate expenses(2)	(6,774)	(6,290)	(8)%	(20,363)	(19,812)	(3)%
Acquisition, disposition and realignment costs(4)	17	—	100%	241	299	(19)%
Adjusted EBITDA(5)	$128	$(1,887)	107%	$(1,733)	$(10,244)	83%

(1)

Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses.

(2)

Corporate expenses include operating expenses that are not directly attributable to the operating segments, including: corporate information technology, marketing, and general and administrative support functions and also excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); and (e) income taxes.

(3)

Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(4)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses, and (d) other payments attributable to acquisition, disposition or corporate realignment activities.

(5)

Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

See Note 12 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Non-GAAP Financial Measures” below for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Marketplaces Revenue

Marketplaces revenue increased by $2.2 million, a 10% increase, to $24.7 million for the three months ended September 30, 2018, as compared to $22.5 million for the same period in 2017. For the three months ended September 30, 2018, Marketplaces gross transaction value was $30.2 million as compared to $28.1 million in the prior year period, reflecting an increase of 8%, driven by an increase in average order value and the hosting of two additional fairs as compared to the prior year period. Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, including the sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions decreased 2% to 374,008 in the three months ended September 30, 2018 as compared to 380,766 in the same period in 2017, primarily due to our decision to focus on the higher margin sales generated through our platforms directly rather than selling through third-party marketplaces as well as lower international sales on Society6.

Marketplaces revenue increased by $9.3 million, a 17% increase, to $65.3 million for the nine months ended September 30, 2018, as compared to $56.1 million for the same period in 2017. For the nine months ended September 30, 2018, Marketplaces gross transaction value was $81.3 million as compared to $70.3 million in the prior year period, reflecting an increase of 16%, driven by an increase in average order value and number of transactions, including from the acquisition of Deny Designs. Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, including the sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions increased 1% to 955,223 in the nine months ended September 30, 2018 as compared to 946,763 in the same period in 2017, primarily due to the acquisition of Deny Designs, increased conversion rates and the hosting of three additional art fairs as compared to the prior year period, partially offset by our decision to focus on the higher margin sales generated through our platforms directly rather than selling through third-party marketplaces as well as lower international sales on Society6.

Media Revenue

Media revenue increased by $5.8 million, a 53% increase, to $16.7 million for the three months ended September 30, 2018, as compared to $11.0 million for the same period in 2017 primarily due to the acquisition of Well+Good in June 2018. Google Analytics data shows that visits decreased by 6% to 665 million visits in the three months ended September 30, 2018 from 705 million visits in the same period in 2017. This decrease was due to an August 1, 2018 Google search engine update that negatively impacted the volume of referral traffic to many health related sites, including Livestrong.com and the removal of content as part of our efforts to refine our content library on Livestrong.com. RPV, calculated using visits per Google Analytics, increased by 62%, to $25.17 in the three months ended September 30, 2018 from $15.56 in the same period in 2017, as a result of the acquisition of Well+Good in June 2018 and improved ad monetization yields across our media properties.

Media revenue increased by $11.0 million, a 33% increase, to $44.2 million for the nine months ended September 30, 2018, as compared to $33.2 million for the same period in 2017 primarily due to the acquisition of Well+Good in June 2018. Google Analytics data shows that visits increased by 4% to 2,222 million visits in the nine months ended September 30, 2018 from 2,140 million visits in the same period in 2017. This increase was due to traffic growth, partially offset by an August 1, 2018 Google search engine update that negatively impacted the volume of referral traffic to many health related sites, including Livestrong.com and the removal of content as part of our efforts to refine our content library on Livestrong.com. RPV, calculated using visits per Google Analytics, increased by 28%, to $19.89 in the nine months ended September 30, 2018 from $15.51 in the same period in 2017, primarily attributable to the acquisition of Well+Good in June 2018 and improved ad monetization yields across our media properties.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Product costs (exclusive of amortization of intangible assets)	$16,202	$15,385	5%	$42,003	$37,456	12%
Service costs (exclusive of amortization of intangible assets)	8,229	4,993	65%	21,077	15,881	33%
Sales and marketing	8,796	6,973	26%	23,644	20,893	13%
Product development	5,558	4,558	22%	15,362	14,337	7%
General and administrative	7,615	7,056	8%	22,584	21,933	3%
Amortization of intangible assets	1,133	1,313	(14)%	3,115	4,547	(31)%

Product Costs

Product costs for the three months ended September 30, 2018 increased by $0.8 million, or 5%, to $16.2 million, as compared to $15.4 million for the same period in 2017. The increase was primarily due to increased average order value and higher production costs.

Product costs for the nine months ended September 30, 2018 increased by $4.5 million, or 12%, to $42.0 million, as compared to $37.5 million for the same period in 2017. The increase was primarily due to increased costs attributable to the acquisition of Deny Designs in May 2017, including costs incurred for in-house manufacturing personnel, increased average order value and increased production costs.

Service Costs

Service costs for the three months ended September 30, 2018 increased by $3.2 million, or 65%, to $8.2 million, as compared to $5.0 million for the same period in 2017. The increase was primarily due to increases of $1.3 million in personnel and related costs primarily driven by an increase in headcount and the accrual of deferred compensation incurred in connection with the acquisition of Well+Good in June 2018, $0.9 million in cost of services, $0.7 million related to content renovation, $0.2 million in ad serving costs and $0.1 million in depreciation expense. The increase in costs of services primarily related to higher media event costs on Livestrong.com, increased costs related to Saatchi Art as a result of two additional art fairs hosted in the current period as compared to the prior year period and the acquisition of Well+Good.

Service costs for the nine months ended September 30, 2018 increased by $5.2 million, or 33%, to $21.1 million, as compared to $15.9 million for the same period in 2017. The increase was primarily due to increases of $1.7 million in cost of services, $1.7 million related to content renovation, $1.5 million in personnel and related costs, primarily driven by an increase in headcount and the accrual of deferred compensation incurred in connection with the acquisition of Well+Good in June 2018,  $0.4 million in ad serving costs, and $0.2 million in depreciation expense, partially offset by a decrease of $0.3 million in information technology expense. The increase in costs of services was primarily attributable to increased costs at Saatchi Art as a result of three additional art fairs hosted in the current period as compared to the prior year period and higher media event costs on Livestrong.com.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2018 increased by $1.8 million, or 26%, to $8.8 million, as compared to $7.0 million for the same period in 2017. The increase was primarily due to increases of $1.3 million in personnel related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018, $0.3 million in marketing activities and $0.1 million in licenses and support costs.

Sales and marketing expenses for the nine months ended September 30, 2018 increased by $2.8 million, or 13%, to $23.6 million, as compared to $20.9 million for the same period in 2017. The increase was primarily due to increases of $2.0 million in personnel related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018, $0.6 million in marketing activities and $0.1 million in licenses and support costs.

Product Development

Product development expenses for the three months ended September 30, 2018 increased by $1.0 million or $22%, to $5.6 million, as compared to $4.6 million in the same period in 2017, primarily due to an increase of $1.0 million in personnel and related costs primarily driven by the accrual of deferred compensation incurred in connection with the acquisition of Well+Good in June 2018.

Product development expenses for the nine months ended September 30, 2018 increased by $1.0 million or 7%, to $15.4 million, as compared to $14.3 million in the same period in 2017 primarily due to an increase of $0.8 million in personnel and related costs primarily driven by the accrual of deferred compensation incurred in connection with the acquisition of Well+Good in June 2018 and an increase of $0.2 million in licenses and support costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 increased by $0.6 million, or 8%, to $7.6 million, as compared to $7.1 million in the same period in 2017. The increase was primarily due to increases of $0.5 million in personnel and related costs, $0.2 million in facilities costs and $0.2 million in consulting costs, partially offset by decreases of $0.2 million in legal and audit expenses and $0.1 million in depreciation expense.

General and administrative expenses for the nine months ended September 30, 2018 increased by $0.7 million, or 3%, to $22.6 million, as compared to $21.9 million in the same period in 2017. The increase was primarily due to increases of $0.5 million in facilities costs, $0.4 million in consulting expenses and $0.3 million in personnel and related costs, partially offset by decreases of $0.4 million in depreciation expense and $0.1 million in legal and audit expenses.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2018 decreased by $0.2 million, or 14%, to $1.1 million, as compared to $1.3 million in the same period in 2017.  The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Amortization expense for the nine months ended September 30, 2018 decreased by $1.4 million, or 31%, to $3.1 million, as compared to $4.5 million in the same period in 2017.  The decrease in amortization expense is due to intangible assets completing their useful life and the removal of certain content units in the nine months ended September 30, 2017.

Interest Income (Expense), Net

Interest income was less than $0.1 million for each of the three months ended September 30, 2018 and 2017, and $0.2 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Other Income (Expense), Net

Other expense, net for each of the three and nine month periods ended September 30, 2018 and 2017 was less than $0.1 million.

Income Tax Benefit (Expense)

Income tax expense was less than $0.1 million for each of the three months ended September 30, 2018 and 2017, and less than $0.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended September 30, 2018 increased by $1.5 million, or 7%, to $24.4 million, as compared to $22.9 million in the same period in 2017. The change was primarily due to increases of $1.3 million in product costs as a result of revenue growth and $0.7 million in sales and marketing expense related to increased marketing investment, partially offset by decreases of $0.4 million in product development expense from additional internally developed software projects that were capitalized and $0.1 million in general and administrative costs. Marketplaces operating contribution was $0.3 million for the three months ended September 30, 2018, as compared to a loss of $(0.4) million in the same period in 2017.

Marketplaces operating expenses for the nine months ended September 30, 2018 increased by $5.9 million, or 10%, to $65.5 million, as compared to $59.6 million in the same period in 2017. The change was primarily due to increases of $5.6 million in product costs as a result of revenue growth and $1.5 million in sales and marketing expense related to increased marketing investment and higher personnel costs, partially offset by a decrease of $1.2 million in product development expense from additional internally developed software projects that were capitalized. Marketplaces operating contribution was a loss of $(0.2) million for the nine months ended September 30, 2018, as compared to a loss of $(3.5) million in the same period in 2017.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended September 30, 2018 increased by $4.0 million, or 65%, to $10.2 million, as compared to $6.2 million in the same period in 2017. The change was primarily due to increases of $2.0 million in cost of sales, $0.9 million in sales and marketing costs, $0.7 million in product development costs and $0.4 million in general and administrative costs primarily as a result of increased personnel and related costs from the acquisition of Well+Good in June 2018.  Media operating contribution was $6.6 million for the three months ended September 30, 2018, as compared to $4.8 million in the same period in 2017.

Media operating expenses for the nine months ended September 30, 2018 increased by $5.2 million, or 26%, to $25.6 million, as compared to $20.4 million in the same period in 2017. The change was primarily due to increases of $3.4 million in cost of sales, $1.1 million in sales and marketing costs, $0.6 million in general and administrative costs and $0.1 million in product development costs primarily as a result of increased personnel and related costs from the acquisition of Well+Good in June 2018 and increased content renovation costs. Media operating contribution was $18.6 million for the nine months ended September 30, 2018, as compared to $12.8 million in the same period in 2017.

Corporate Operating Expenses

Corporate operating expenses for the three months ended September 30, 2018 increased by $0.5 million, or 8%, to $6.8 million, as compared to $6.3 million in the same period in 2017. The change was primarily due to increases in personnel and related costs as a result of higher headcount and consulting expense.

Corporate operating expenses for the nine months ended September 30, 2018 increased by $0.6 million, or 3%, to $20.4 million, as compared to $19.8 million in the same period in 2017. The change was primarily due to increases in facilities costs and consulting expense.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our financial results, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization expense, or Adjusted EBITDA. We have provided a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable GAAP financial measure. Our Adjusted EBITDA financial measure differs from GAAP net income (loss) in that it excludes interest expense (income), income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(6,035)	$(6,817)	$(18,253)	$(25,800)
Add (deduct):
Income tax (benefit) expense	13	57	59	150
Interest (income) expense, net	(114)	(64)	(160)	(143)
Other expense (income), net	59	6	92	9
Depreciation and amortization(1)	2,687	2,749	7,588	8,815
Stock-based compensation(2)	2,502	2,182	7,386	6,426
Acquisition, disposition, realignment and contingent payment costs(3)	1,016	—	1,555	299
Adjusted EBITDA	$128	$(1,887)	$(1,733)	$(10,244)

(1)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(2)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.
(3)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses, and (d) other payments attributable to acquisition, disposition or corporate realignment activities.

Liquidity and Capital Resources

As of September 30, 2018, we had $32.8 million of cash and cash equivalents. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances.

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of $23.4 million, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the offering have been and continue to be used for working capital and general corporate purposes. We have and may continue to also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies.

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

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of $4.9 million. We have not initiated any repurchases of our common stock during the year ended December 31, 2017 or the nine months ended September 30, 2018, and are not currently making repurchases. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act, as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of September 30, 2018, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations. Cash used in investing activities has historically been, and is expected to be, impacted by acquisitions, dispositions, our ongoing investments in our properties, company infrastructure and equipment. The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(3,924)	$(11,511)
Net cash used in investing activities	$(15,451)	$(5,360)
Net cash provided by (used in) financing activities	$20,697	$(1,053)

Cash Flows from Operating Activities

Nine months ended September 30, 2018 and September 30, 2017

Net cash used in our operating activities during the nine months ended September 30, 2018 was $3.9 million as a result of our net loss during the period of $18.3 million, non-cash charges of $15.1 million related primarily to depreciation, amortization and stock-based compensation, and a net decrease in our working capital of $0.7 million. The change in working capital during the nine months ended September 30, 2018 was primarily due to ordinary course variances in the timing of collections associated with increased receivables related to our Media segment.

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

Cash Flows from Investing Activities

Nine months ended September 30, 2018 and September 30, 2017

Net cash used in investing activities was $15.5 million during the nine months ended September 30, 2018. Cash used in investing activities for the nine months ended September 30, 2018 primarily related to $10.3 million paid for the acquisition of Well+Good, net of cash acquired, and $5.1 million related to investments in property and equipment.

Net cash used in investing activities was $5.4 million during the nine months ended September 30, 2017. Cash used in investing activities for the nine months ended September 30, 2017 included $6.3 million paid for the acquisition of Deny Designs, net of cash acquired, $3.7 million related to investments in property and equipment, $0.2 million related to purchases of intangible assets, partially offset by cash inflows of $3.9 million from the release of the full escrow amount related to the sale of our Cracked business, $0.6 million from the release of the escrow held for the Saatchi acquisition and $0.4 million received from sale of one of our non-core online media properties in 2016.

Cash Flows from Financing Activities

Nine months ended September 30, 2018 and September 30, 2017

Net cash provided by financing activities was $20.7 million during the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2018 primarily consists of $23.4 million in proceeds from the issuance of our common stock in connection with our follow-on public offering in February 2018 and $1.4 million in proceeds from exercises of stock options and purchases under our ESPP, partially offset by $3.2 million related to taxes paid on vesting of restricted stock units and $0.9 million of deferred consideration paid related to the acquisition of Deny Designs.

Net cash used in financing activities was $1.1 million during the nine months ended September 30, 2017. Cash used in financing activities for the nine months ended September 30, 2017 primarily consists of $2.8 million related to taxes paid on vesting of restricted stock units, $0.1 million of cash paid for acquisition holdback and $0.1 million used for repurchases of common stock, partially offset by $1.9 million in proceeds from exercises of stock options and purchases under our ESPP.

Off Balance Sheet Arrangements

As of September 30, 2018, we did not have any off balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2018 and 2017, we used $5.1 million and $3.7 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $1.0 million and $3.0 million during the remainder of the year ending December 31, 2018.

Contractual Obligations

For the nine months ended September 30, 2018, as a result of the acquisition of Well+Good, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and will be expensed over the service period in the condensed statement of operations.

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

Concentrations of Credit Risk

As of September 30, 2018, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	September 30, 2018	December 31, 2017
Google Inc.	26%	34%

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

Item 1A.     RISK FACTORS

There are certain risks and uncertainties in our business that could materially affect our business, financial condition and/or future results and cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our 2017 Annual Report, which is available at www.sec.gov and at ir.leafgroup.com.  The risk factors described in the 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. There have been no material changes to the risk factors set forth in the 2017 Annual Report.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended September 30, 2018.

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

Date: November 6, 2018