Form 10-K
period 2018-12-31
LEAF GROUP LTD.
filed 2019-03-04
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
			
Emerging Growth Company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2018, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $178.3 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 25, 2019, there were 25,539,275 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

LEAF GROUP LTD.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. under the heading entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Annual Report on Form 10-K, except as required by law.

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

“Leaf Group” and other trademarks of ours appearing in this report, such as “Society6”, “Deny Designs”, “The Other Art Fair”, and “Well+Good”, are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

Overview

Leaf Group is a diversified consumer internet company that builds enduring, digital-first brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness and art and design.

Our business is comprised of two segments: Marketplaces and Media. Financial information by segment is set forth in Note 15 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Marketplaces

Leaf Group’s Marketplaces segment includes art and design marketplaces that serve a global community of approximately 415,000 independent artists. Our marketplaces empower artists to reach a global audience of art lovers and design conscious buyers and earn a living or supplement their income while pursuing their passion, while we handle various marketing, promotion, and logistics, such as coordination of made-to-order production, global shipping and payment processing. Through our portfolio of marketplace brands, we create compelling and differentiated experiences that serve the needs of an attractive demographic of art enthusiasts and design conscious consumers throughout their key life stages. Our marketplace brands are distinguished by the diversity and quality of available products, high caliber of artists and superior customer service that we provide to both artists and buyers.

Our portfolio of marketplace brands includes:

•

Society6 Group.  Society6 Group is our made-to-order marketplace business and includes Society6.com (“Society6”) and our wholesale channel, Deny Designs (collectively “Society6 Group”). Society6 provides artists with an online commerce platform to feature and sell their original art and designs on consumer products in the home décor, accessories, and apparel categories. Artists post their designs, set the price for art prints and select other products within the Society6 product portfolio on which their art and designs can be sold. After a product is purchased, third-party vendors produce, package and ship the product directly to the buyer. Deny Designs, which we acquired in May 2017, sells products through wholesale channels to trade and hospitality clients, as well as retail distribution partners. As of December 31, 2018, Society6 Group had approximately 340,000 active artists, an increase of more than 26% from the prior year. There are now more than 5.3 million unique designs and approximately 60 consumer products available across the Society6 Group product portfolio. During 2018, Society6 Group facilitated sales to customers located in over 170 countries.

•

Saatchi Art Group.  Saatchi Art Group, which includes SaatchiArt.com (“Saatchi Art”) and its complementary art fair event brand, The Other Art Fair (collectively, “Saatchi Art Group”), is one of the world’s largest online art galleries with a focus on emerging artists. The online gallery’s mission is to democratize the art world and create opportunity for all artists, worldwide, to exhibit and sell their artwork. The site pairs discovery tools with curation, making it easy for buyers to browse art with confidence. Saatchi Art also offers an art advisory service which provides individual collectors and trade professionals with access to an art curator who will help select artwork tailored to the customer’s needs, space and style. Through Saatchi Art Group, approximately 75,000 artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs currently hosted in the United Kingdom, Australia and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography and has sold works to buyers located in over 100 countries in 2018. There are currently more than 1.1 million original, unique works available on the Saatchi Art platform. In 2018, Saatchi Art’s The Other Art Fair hosted ten art fairs, showcasing approximately 110 artists and their work at each fair. During 2019, we intend to expand our reach and launch additional art fairs, including in one new city, Dallas, Texas.

Media

Leaf Group’s Media segment consists of a diverse portfolio of media properties that educate and inform consumers on a broad range of topics. Our media properties enable a large community of subject matter experts to share their knowledge and passion with consumers across the internet. We generate the majority of our media revenue from the sale of advertising.

Brands.  Our portfolio of owned and operated media properties includes Well+Good, Livestrong.com and Hunker, as well as approximately 35 other media properties that are focused on specific topics or interests. Collectively, our owned and operated media properties reached more than 52 million average monthly unique visitors in the United States in the fourth quarter of 2018 according to comScore.

•	Well+Good is a leading health and wellness media brand known for its journalistic approach to content.
•

Livestrong.com is a premier destination and action-oriented community for people who want to become their best selves – physically, mentally and emotionally. Livestrong.com also offers mobile applications, such as MyPlate, that monitor users’ health, fitness and life achievements.

•	Hunker is a home design media site dedicated to helping first-time homeowners improve their homes with practical solutions, home tours and design advice for real people.

Content Creation. We create high-quality, informative and entertaining digital content in a wide variety of formats, including videos, articles and slideshows. We use a combination of internal editorial staff, freelance contributors and social influencers to produce this content. Our platform uses advanced algorithms to identify the questions or underserved topics that are on consumers’ minds. Our platform also manages the development, refinement and eventually the publishing of this content to the web, email and social channels. Our mission is to connect the knowledge and the passion of an expert with interested and curious consumers.

Traffic Sources.  Consumers can find our content through a variety of modern digital distribution channels including search, social networks, email campaigns and direct navigation. Once a consumer discovers us, we make it easier for them to follow us on social networks, share our content with friends and sign-up for our newsletters. We have a large and growing following across social networks, including Facebook, Pinterest and Instagram.

Mobile Applications.  Our media portfolio also includes mobile applications. MyPlate, our most successful app, is integrated into our Livestrong.com brand. During December 2018, MyPlate was used by over 450,000 consumers to track their calories and improve their diet. MyPlate is monetized via ads, sponsorships and a premium subscription offering that unlocks advanced features.

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

Partner Sites.  Some of our websites were developed in coordination with other media companies and publishers. In these cases, we create, maintain and host content that exists on the partner’s sub-domain and is seamlessly integrated into our partner’s website. Revenues from this content are shared with the partner. We currently have approximately 25 such hosted properties in our portfolio of media properties.

Technology

Our technologies include software applications built to run on independent clusters of standard and commercially available servers located at a co-location facility and with a third-party cloud provider. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Redis, mongoDB, Memcache, Elasticsearch and Couchbase. These systems are connected to the internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content delivery network (“CDN”) providers, such as Akamai. Virtualization is heavily deployed throughout our technology architecture, which affords scaling numerous properties in an efficient and cost effective manner. Enterprise class storage systems provide redundancy in order to maintain continued and seamless system availability in the event of most component failures.

Our business intelligence platform and financial systems are hosted in a Tier IV data center alongside most of our public facing Media websites and applications. Our Marketplaces websites are hosted with a third-party cloud hosting provider. Each of our significant websites is designed to be fault-tolerant, with collections of application servers, typically configured in a load balanced state, in order to provide additional resiliency. Our environment is equipped with a full-scale monitoring solution, which includes an outsourced network operations center that is continuously staffed.

International Operations

We provide our products and services to consumers around the world. Our marketplaces are available to artists and buyers globally and, while it is still a small part of our outsourced production process, we work with international vendors in the Asia-Pacific and European regions to more efficiently ship products to customers and we will continue to look for opportunities to work with additional international vendors. In addition, Saatchi Art’s The Other Art Fair currently hosts art fairs in the United Kingdom, Australia and the United States.

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

Customers

The products and artwork sold through our Marketplaces segment are primarily sold directly to consumers. We also distribute products through third-party retailers and sell products and artwork to trade professionals and commercial customers.

Our Media customers currently include advertisers and advertising providers that purchase advertising space on our owned and operated media properties, as well as third-party brands, publishers and advertisers for whom we create and, in some cases, host content. Our advertising strategy is currently focused on both direct sales channels with brands and advertising agencies, particularly with respect to native and sponsored ad campaigns, and programmatic offerings that utilize various advertising network exchanges to manage our ad stack. A significant portion of the advertising revenue generated by our Media business is derived from our agreements with Google. See “Item 1A.  Risk Factors—We depend upon certain arrangements with Google for a significant portion of our revenue. A termination of, or a loss of revenue generated from, our agreements with Google would have a material adverse effect on our business, financial condition and results of operations.”

Competition

We operate in highly competitive and developing industries that are characterized by rapid technological change, various business models and frequent disruption of incumbents by innovative entrants.

Marketplaces.  Our art and design marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Our made-to-order marketplace business, Society6 Group, primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third-party fulfillment partners and shipped directly to customers, such as RedBubble and Threadless, as well as companies that offer broader home décor and apparel products for creative, design conscious consumers, such as Etsy, Wayfair, Urban Outfitters, and West Elm. Our online art gallery and in-person art fair business, Saatchi Art Group, competes with traditional offline art galleries, art consultants, and online platforms selling original artwork, such as Artfinder, Artspace, Rise Art, eBay and Amazon Art, as well as various art fairs that feature reasonably priced artwork from emerging artists, such as The Affordable Art Fair. Our marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms and attend our fairs. We believe that the principal competitive factors for such marketplaces include the quality, price and uniqueness of the products, artwork or services being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to our made-to-order products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength. We expect competition to continue to intensify as online and offline businesses increasingly compete with each other and the barriers to enter online channels are reduced.

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

We have trademarks registered in the United States and in various countries (some of which are registered in multiple classes) for some of our core properties, including “Society6”, “Deny Designs”, “The Other Art Fair”, “Well+Good” and “Hunker”, and we have additional trademark applications pending in the United States and other jurisdictions. We also have patents granted by the United States Patent and Trademark Office and other jurisdictions with respect to certain methods, processes and technologies related to our Media segment that expire between 2027 and 2034, and we have patent applications pending in the United States and other jurisdictions specific to our Media segment. We believe that the duration of our patents is adequate for the current needs of our business. We generally do not register the copyrights associated with our Media content with the United States Copyright Office due to the relatively high costs we would incur to register all of our copyrights.

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

In the United States, Congress has adopted legislation that regulates certain aspects of the internet, including the Communications Decency Act, the Digital Millennium Copyright Act, the Lanham Act, the Anticybersquatting Consumer Protection Act, the CAN-SPAM Act, the Children’s Online Privacy Protection Act (“COPPA”) and the Federal Trade Commission Act. Advertising and promotional information presented to visitors on our online properties, our related social media channels and through our other marketing activities are subject to federal and state consumer protection laws and regulations that govern unfair and deceptive practices. Because we operate large consumer-facing media properties and marketplace platforms, we are also subject to state, federal and foreign laws and regulations governing privacy of users’ search and purchasing habits and other information, including requirements related to the collection and protection of consumers’ non-public personal information, user preferences and similar personal data. We are subject to the General Data Protection Regulation (“GDPR”), which became effective in May 2018 and relates to data protection and privacy.  If enacted, we will be subject to the EU ePrivacy Regulation, which is a proposed regulation of privacy and electronic communications. We are self-certified with the U.S. Department of Commerce for the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, which relate to the transfer of personal data from the European Union (the “EU”) and Switzerland to the U.S. Additionally, an increasing number of states are enacting their own privacy and data protection laws, which may be preempted by proposed U.S. federal privacy laws. We are subject to Colorado’s Protections for Consumer Data Privacy Act, which became effective September 1, 2018. We will be subject to the California Consumer Privacy Act (“CCPA”), which takes effect January 1, 2020.

We must also comply with certain foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “U.K. Bribery Act”) and regulations issued by U.S. Customs and Border Protection, the Office of Foreign Assets Control (“OFAC”), the U.S. Commerce Department and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business and require companies to maintain accurate books and records. OFAC regulations prohibit U.S.-based entities from entering into or facilitating transactions with, for the benefit of, or involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export and customs laws.

Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the internet in more and different ways than exist today, including with respect to taxes. New laws and regulations, or new interpretations of existing laws and regulations, may significantly impact our business. When enacted, which is expected to be in 2019, we will be subject to the EU Copyright Directive, including the proposed Articles 11 and 13, dubbed the “link tax” and “upload filter”. The costs of compliance with the various laws and regulations applicable to us are high and may increase in the future and any failure to comply with applicable laws and regulations may subject us to additional liabilities and penalties. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Employees

As of December 31, 2018, we had 346 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

In order for our businesses to grow, we must attract new visitors and customers to our marketplaces and media properties and retain our existing visitors and customers. One of the key factors to growing our marketplace platforms is expanding our new and repeat customer base. Our ability to attract new customers, some of whom may already purchase similar products from our competitors, depends in part on our ability to successfully drive traffic to our marketplaces using social media platforms, email marketing campaigns and promotions, paid referrals and searches. We may incur significant expenses related to customer acquisition and promotional activities, and the net sales from new customers may not ultimately exceed the cost of acquiring these customers. Additionally, we believe that many of the new customers for our marketplaces originate from word-of-mouth and other non-paid referrals from existing customers. If we fail to deliver a differentiated consumer experience or if customers do not perceive the products or designs sold through our marketplaces to be of high value and quality, we may have difficulty retaining our existing customers and attracting new customers through referrals and other channels.

Our success in attracting traffic to our media properties and converting these visitors into repeat users depends, in part, upon our ability to identify, create and distribute high-quality and reliable content through engaging products and our ability to meet rapidly changing consumer demand. We may not be able to identify and create the desired content and produce an engaging user experience in a cost-effective or timely manner, if at all. As discussed further below, we depend on search engines to direct a significant amount of traffic to our media properties and we utilize search engine optimization efforts to help generate search referral traffic to our media properties. If we are unable to successfully modify our search engine optimization practices in response to changes regularly implemented by search engine algorithms and in search query trends, or if we are unable to generate increased or diversified traffic from other sources such as social media, email, direct navigation and online marketing activities, we could experience substantial declines in traffic to our media properties and to our partners’ media properties, which would adversely impact our business, financial condition and results of operations. Moreover, the use of voice recognition technology like Alexa, Google Assistant or Siri may drive traffic away from search engines, which could reduce traffic to our websites. Any reduction in the number of users directed to our websites through search engines could adversely impact our business, financial condition and results of operations.

If internet search engines continue to modify their methodologies, traffic to our online properties, and particularly to our media properties, could decline significantly.

We depend on various internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our properties, including media properties that we host for our partners. Our media properties are particularly dependent on search referral traffic. During the year ended December 31, 2018, based on our internal data, a majority of the traffic directed to our media properties came directly from internet search engines and a majority of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by search engines to display results could cause our properties to receive less favorable placements in the search results. Google, Bing and Yahoo! regularly deploy changes to their search engine algorithms. Since our inception, we have experienced fluctuations in the total number of search referrals to our properties. The changes to search engine algorithms by Google, Bing and Yahoo! have resulted in the past, and may result in the future, in substantial declines in traffic to certain of our media properties, which has contributed to significant and sustained revenue declines from our media segment in recent periods. Recently, Google made a search engine update late in the third quarter of 2018 that we believe negatively impacted the volume of referral traffic to the health-related category, impacting our Livestrong.com media property. In addition, search engine providers typically display, together with organic search results, content and advertising links that may divert traffic from the pages referenced in the organic search results, including paid search results and content and links selected by the search engine provider or other online marketing firms. Accordingly, even if we rank highly in organic search results, traffic to our properties may still decline as a result of paid search results and other content included on the search results page generated by a search query. Internet search engines could also decide that content on our media properties, or the size, placement and type of ad units displayed on webpages hosting our content, is unacceptable or violates their policies, which continue to evolve over time. Internet search engines could also view product or layout changes made to our properties unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

Any future or ongoing changes made by search engines that negatively impact the volume of search referral traffic to any of our media or marketplace properties could materially and adversely affect our business, financial condition and results of operations.

If we are unable to attract new customers to our marketplaces and successfully grow our marketplace businesses, our business, financial condition and results of operations could be adversely affected.

We operate leading art and design marketplaces, as well as a leading art fair for discovering emerging artists. If we are unable to attract new customers to our marketplaces and successfully grow these platforms, our business and results of operation would be adversely affected.

The success of our marketplaces is dependent upon a number of factors, including:

•	demand for these types of products and market acceptance of our products and services;
•	our ability to attract and retain new customers;
•	increased brand awareness and the reputation of our marketplaces;
•	our ability to maintain and grow conversion rates;
•

our ability to grow and maintain the artist communities on Society6 Group and Saatchi Art Group so that artists continue to contribute and maintain their original artwork and designs on these marketplaces;

•

our ability to cost-effectively introduce and market new products on Society6 Group on a timely basis in order to address changing consumption trends and consumer and business preferences and to differentiate us from our competitors;

•

demand for the experience and artwork showcased at fairs hosted by Saatchi Art’s The Other Art Fair in multiple cities around the world, and our ability to identify and attract local artists who will drive attendance and art sales at such fairs;

•	the success and competitiveness of new entrants into this highly competitive industry;
•	competitive pricing pressures, including potential discounts offered to attract customers and reduced or free shipping;
•

our ability to maintain significant strategic relationships with our made-to-order suppliers and ensuring the cost-effectiveness and quality of their products and the timeliness of our production cycle for our art and design marketplaces;

•

our ability to effectively address or preventing disruptions in the supply-chain, production and fulfillment operations associated with the made-to-order products sold through our art and design marketplaces;

•	our ability to source reliable local vendors as we look to expand internationally;
•	our ability to effectively respond to shipping disruptions or delays with, or return rates for, the products sold through our online marketplaces;
•	the overall growth rate of e-commerce and marketplaces and changes in consumer spending on discretionary purchases; and
•

legal claims, including copyright and trademark infringement claims, right of publicity claims and product liability claims, which may expose us to greater litigation costs in the future as compared to historical levels.

If we are unable to successfully grow our marketplace businesses, including as a result of lower customer growth or retention than expected, or if the revenue generated from marketing initiatives related to our marketplaces is less than the costs of such initiatives, our business, financial condition and results of operations could be materially and adversely affected.

We generate the majority of our Media revenue from advertising.  A reduction in advertising revenue, including as a result of lower ad unit rates, increased availability of ad blocking software, lower online advertising spend, a loss of advertisers or lower advertising yields, could seriously harm our business, financial condition and results of operations.

We currently generate the majority of our Media revenue from advertisements displayed on our media properties, and we expect to continue to derive a significant amount of our Media revenue from advertising. For the years ended December 31, 2018, 2017 and 2016, we generated 36%, 32% and 37%, respectively, of the Company’s total revenue from advertising. We have historically experienced declines in blended ad unit rates for both desktop and mobile since 2014, resulting in lower advertising revenue, and any further reductions in ad unit rates would negatively impact our financial results. In addition, an increasing percentage of our content is now consumed on social media platforms, which does not monetize as well as the same content consumed on directly on our websites. Software developers have also increased the availability of ad blocking software, primarily on desktop devices. Increased adoption of ad blocking software by users could reduce our advertising revenue and negatively impact our financial results.

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

We have an extensive relationship with Google and a significant portion of our total revenue is generated by advertising provided by and through Google products and services. For the years ended December 31, 2018, 2017 and 2016, we derived approximately 25%, 24% and 27%, respectively, of the Company’s total revenue from our various arrangements with Google. Google provides both cost-per-click advertisements and cost-per-impression advertisements to our media properties and we receive a portion of the revenue generated by such advertisements. We also utilize Google’s DoubleClick Ad Exchange, a sell-side auction marketplace, to sell display advertising space on our media properties to third-party advertisers. In addition, we use Google’s DoubleClick ad serving technology to deliver advertisements to our media properties. Our various services agreements with Google, which govern our advertising, technology and search relationships with Google, are set to expire between 2019 and 2020. Google has the right to terminate its agreements with us prior to their expiration upon the occurrence of certain events, including if Google reasonably believes that our use of its products and services violates the rights of third parties, and other breaches of contractual provisions, a number of which are broadly defined. In addition, Google is permitted to discontinue the provision of certain services to us under our primary services agreements at specified times, in its sole discretion. If Google terminates our arrangements with it or ceases to provide certain key advertising products or services to us, or if we are unable to enter into new agreements with Google or its competitors that provide similar products or services on terms and conditions favorable to us prior to the expiration of the current agreements, we may not be able to enter into new agreements with alternative third-party advertisement providers or for alternative ad serving platforms on acceptable terms or on a timely basis or both.

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

Mobile devices are increasingly being used to access the internet and, in addition, our content is increasingly being consumed and our products are increasingly being purchased on social media platforms. If we are unable to effectively optimize our mobile solutions in order to improve user experience or comply with requirements of our advertising partners, our business, financial condition and results of operation could be negatively impacted.

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

Further, consumers are increasingly conducting online shopping on mobile devices, including smartphones and tablets, rather than on desktop or laptop computers. Although we continually strive to improve the mobile experience for users accessing our marketplaces through mobile devices, the smaller screen size and reduced functionality associated with some mobile device interfaces may make the use of our marketplace platforms more difficult or less appealing to our members. Historically, visits to our marketplaces on mobile devices have not converted into purchases as often as visits made through desktop or laptop computers and the average order value for mobile transactions has been lower than desktop transactions. Society6, Deny Designs and Saatchi Art sellers are also increasingly using mobile devices to operate and monitor their accounts on our platforms and if we are not able to deliver a rewarding experience to sellers using mobile devices, our Marketplaces segment may suffer. If our members encounter difficulty accessing or using our marketplace platforms on their mobile devices, or if our members choose not to use our marketplace platforms on their mobile devices, the growth prospects for our marketplaces could decline. As new mobile devices and mobile platforms are released, we may also encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources. The success of our mobile apps could also be harmed by factors outside our control, such as: actions taken by providers of mobile operating systems or mobile app download stores; unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store; increased costs to distribute or use our mobile apps; or changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products. Additionally, if conversion rates and average order values for mobile transactions on our marketplaces do not increase, our marketplaces revenue and results of operation for our Marketplaces segment may be adversely affected.

If our emails are not delivered and accepted or are routed by email providers less favorably than other emails, or if our sites are not accessible or treated disadvantageously by internet service providers, our business may be substantially harmed.

We send emails to our customer base on a regular basis. If email providers or internet service providers (“ISPs”) implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to consumers or for consumers to access our websites and offerings. For example, certain email providers, including Google, may categorize our emails as “promotional,” and these emails may be directed to an alternate, and less readily accessible, section of a consumer’s inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to consumers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact consumers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. Further, if ISPs prioritize or provide superior access to our competitors’ content, our business, financial condition and results of operations could be adversely affected.

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

Marketplaces

Our art and design marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Society6 Group primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third-party fulfillment partners and shipped directly to customers, such as RedBubble and Threadless, as well as companies that offer broader home décor and apparel products for creative, design conscious consumers, such as Etsy, Wayfair, Urban Outfitters and West Elm. Saatchi Art Group competes with traditional offline art galleries, art consultants and other online properties selling original artwork, such as Artfinder, Artspace, Rise Art, eBay and Amazon Art, as well as various art fairs that feature reasonably priced artwork from emerging artists such as The Affordable Art Fair. We expect competition to continue to intensify as online and offline businesses increasingly converge or compete with each other, and because the barriers to entry into online channels can be low.

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

Many of the current competitors to our Marketplaces segment have, and potential competitors may have, longer operating histories, larger customer bases, greater technical capabilities, greater brand recognition, differentiated products and services, and substantially greater financial, marketing and other resources than we have. These resources may help some of our competitors and potential competitors react more quickly as the industry evolves, focus more on product innovation, and devote substantially more resources to website and system development than we do. Some of the competitors to our online marketplaces may offer, or continue to offer, faster and/or free shipping, more favorable return policies or other transaction-related services that improve the overall customer experience, but that could be impractical or inefficient for us to implement. Some of our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence to build their customer bases and drive sales. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

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

Our Media segment is dependent on attracting a large number of visitors to our media properties and providing leads and clicks to our advertisers, which depends in part on our reputation within the industry and with our users. Historical perception that the quality of our content may not be the same or better than that of other published internet content, even if baseless, may damage our reputation and impact our ability to effectively solicit prospective advertisers..

Risks Relating to our Company

We have a history of operating losses and may not be able to operate profitably or generate positive cash flow.

We were founded in 2006 and, except for the year ended December 31, 2012, when we generated net income, we have had a net loss in every year since inception, including generating a net loss of $23.2 million for the fiscal year ended December 31, 2018. As of December 31, 2018 we had an accumulated deficit of approximately $452.0 million and we may continue to incur net operating losses in the future. Moreover, our cash flows from operating activities do not currently cover all of our operating expenses, and we may not generate sufficient cash to cover operating expenses for the foreseeable future. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our current cash, cash equivalents and cash provided by operating activities will be sufficient to fund our operations for the next 12 months. It is possible, however, that we may not generate sufficient cash from operations or otherwise have the capital resources to meet our future capital needs, including to invest in areas for growth or to acquire complementary businesses, and we do not currently have a line of credit in place if we need to borrow funds. If we do not generate sufficient cash from operations or otherwise have sufficient capital resources available, we may need to enter into a new financing arrangement or dispose of certain assets to execute on our current or future business strategies, including developing new or investing in existing lines of business, maintaining our operating infrastructure, acquiring complementary businesses, hiring additional personnel or otherwise responding to competitive pressures. There can be no assurances that financing arrangements will be available to us on favorable terms, or at all. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Any debt financing that we may secure in the future could include restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

The intangible assets and goodwill on our balance sheet may be subject to impairment. If our intangible assets or goodwill become impaired we may be required to record a significant non-cash charge to earnings which would have a material adverse effect on our results of operations.

We carry a substantial amount of intangible assets on our balance sheet, primarily from the creation of our long-lived media content and from certain past acquisitions. We assess potential impairments to our intangible assets and goodwill when there is evidence that events or changes in circumstances indicate that the carrying value of such intangible assets or goodwill may not be recoverable. In the third quarter of 2014, we recorded a $232.3 million pre-tax impairment charge after we determined that the implied fair value of goodwill in our Media reporting unit was substantially lower than its carrying value. As of December 31, 2018, our goodwill balance was $19.4 million. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2018, and based on the results, there were no goodwill impairment charges for the year ended December 31, 2018. Future significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows from our long-lived media content or the businesses that we have acquired may result in us having to take additional impairment charges against certain of our intangible assets or goodwill. If we are required to record additional impairment charges in future periods, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

Our operating results may fluctuate on a quarterly and annual basis due to a number of factors, many of which are outside of our control, which may make it difficult to predict our future performance.

Our revenue and operating results could fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are outside of our control. Therefore, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results, and cause customers to reduce or delay their purchases of our offerings, include:

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

•	increased costs associated with the acquisition or production of new content for our media properties, including video and other visual formats;
•	changes in internet advertising purchasing patterns by advertisers and changes in how we sell advertisements;
•	timing of and revenue recognition for certain transactions;
•	changes in generally accepted accounting principles;
•	our focus on long-term goals over short-term results;
•	weakness or uncertainty in general economic or industry conditions; and
•

political and economic instability domestically and internationally, which have and could lead to fluctuations in the availability of credit, decreased business and consumer confidence and increased unemployment.

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

Some of our systems, products and services involve the collection, storage, processing and transmission of information regarding our users, customers and advertising and publishing partners, which can include personal data, and our information technology and infrastructure may be vulnerable to cyberattacks, malware or security incidents that result in third parties gaining access to such proprietary information. An increasing number of organizations, including large merchants and businesses, other technology companies, financial institutions and government institutions, have disclosed online security breaches in recent years, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Our security measures may be breached and unauthorized parties may attempt to gain access to our systems and information through various means, including hacking into our systems or facilities, fraud, employee error, malfeasance, or inserting malicious code or malware into our code base. For example, in 2014, we determined that an unauthorized individual may have gained access to the user names, email addresses and passwords of certain eHowNow customers, through a test feature of eHow that is no longer available. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information or take other actions by using fraudulent “spoof” and “phishing” emails. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive measures. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Any security breach or unauthorized access could result in a misappropriation of our proprietary information or the proprietary information of our users, customers or partners, which could result in significant legal and financial exposure, an interruption in our operations and damage to our reputation. If an actual or perceived breach of our security occurs, or if our consumer facing sites become the subject of external attacks that affect or disrupt service or availability, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or partners, all of which could have a material adverse effect on our business, financial condition and results of operations. Any security breach at a company providing services to us or our users, including third-party payment processors, could have similar effects and we may not be fully indemnified for the costs we may incur as a result of any such breach. In addition, we may need to expend significant resources to protect against security breaches or to address problems caused by a breach, and the coverage limits on our insurance policies may not be adequate to reimburse us for any losses caused by security breaches.

We are subject to risks and compliance rules and regulations related to the third-party credit card payment processing solutions integrated within our websites or otherwise used by our businesses.

Many of our customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay payment processing fees in addition to interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe that we and our payment processing service providers are compliant in all material respects with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that such compliance will be maintained or that compliance will prevent illegal or improper use of our systems that are integrated with our payment processing providers. If any of our third-party payment processors fails to be in compliance with applicable credit card rules and regulations, we may be required to migrate to an alternate payment processor which could result in transaction downtime during the migration and/or a loss of customers and have a material adverse effect on our business, financial condition and results of operations.

Third parties may sue us for intellectual property infringement or misappropriation or make similar claims which, if successful, could require us to pay significant damages, incur expenses or curtail our offerings or could result in the termination of licenses.

Our various marketplace platforms allow individuals to sell their artwork or original designs to be printed on consumer products in the home décor, accessories, and apparel categories. From time to time, we face allegations related to, and potential liability for, negligence, copyright or trademark infringement, misappropriation of the right of publicity of well-known figures or other claims related to the goods created from user-generated uploads to our marketplaces. We also may face allegations related to, and potential liability for, content uploaded from our users in connection with claims of defamation, racism, hate speech, obscenity or pornography that may be embodied in user expression. As globally available websites, we also may receive inquiries about content that may be illegal or insensitive to cultural norms not only in the United States but worldwide, and those sensitivities may differ widely. Any legislative developments or litigation outcomes in copyright law under the Digital Millennium Copyright Act or trademark law that negatively impact our protections from liability for infringement could have consequences for us in our operations and increase litigation costs for the defense of any litigation that might arise due to such changes or developments. Addressing claims of infringement could require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations.

We maintain strict content usage policies that are frequently evaluated and updated and enforced. We also require users uploading content to attest that they have all necessary rights to upload content to our service and further require such users to indemnify us in the event that claims are made against us relating to such content. We maintain a content review process that includes evaluation and take-down of uploaded content on our site that fails to meet our policies and compliance with all safe harbors under relevant laws. Nevertheless, from time to time, we receive cease and desist demands with respect to claims of intellectual property infringement and violation of the rights of third parties, such as rights of privacy and publicity. Notwithstanding our efforts to monitor and manage content and promptly resolve all issues, these measures may not be effective in removing violative content nor sufficient to shield us from potential liability, including situations where users do not have the financial ability to fully indemnify us against liabilities.

Further, as a creator and distributor of original content and third-party provided content on the internet through our media properties, we face potential liability in the United States and abroad based on a variety of theories, including copyright or trademark infringement, defamation, right of publicity, negligence, unlawful practice of a licensed profession and other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to the media properties we own or host for our partners by users and other third parties through forums, comments, personas and other social media features. In addition, it is possible that visitors to the media properties that we own or host for our partners could bring claims against us for losses incurred in reliance upon information provided on such media properties. These claims, regardless of their merit, could divert management time and attention away from our business and result in significant costs to investigate and defend. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay damages, some of which may be substantial. If the content we distribute through our owned and operated media properties or the media properties we host for our partners violates the intellectual property rights of others or gives rise to other legal claims against us, we could be subject to substantial liability, which could have a negative impact on our business, financial condition and results of operations.

In addition, we cannot be certain that our internally-developed or acquired systems and technologies do not, and will not, infringe the intellectual property rights of others. We also license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past and may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third-party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers for whom we have produced content, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. If we are found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Also, any successful lawsuit against us could subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

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

The availability of our media properties and marketplaces depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (for example, co-location providers for data servers, storage devices, and network access), could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Additionally, if our internal processes do not adequately safeguard against inadvertent coding errors, our online properties may experience disruptions in service and availability. We have previously experienced certain server outages and computer distributed denial of service attacks, and any future server outages at our data center facilities or distributed denial of service attacks may cause all or portions of our online media properties or marketplaces to become unavailable to users. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. Our data centers may also be subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our recently implemented disaster recovery planning may not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Delays or interruptions in our service may cause our users, advertisers, partners, customers and/or artists to become dissatisfied with our offerings and could adversely affect our business.

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

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our online properties and roll out new products and services. Updating and replacing our technology infrastructure could be challenging to implement and manage, take time to test and deploy, cause us to incur substantial costs, cause us to suffer data loss, delays or interruptions in service or result in inefficiencies or operational failures. If we do not successfully update our technology and network infrastructure as needed, or if we experience inefficiencies and operational failures during such updates, the quality of our products and services and our users’ experience could decline, which could damage our reputation and lead us to lose current and potential users, advertisers, partners, customers and artists. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business. The costs associated with any adjustments to our technology and network infrastructure could also harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies could harm our business, revenue and financial condition.

Regulations concerning privacy and protection of data could subject us to claims or otherwise harm our business and changes in these regulations could diminish the value of our services and cause us to lose visitors and revenue, and changes in the regulation of the Internet could adversely affect our business.

We receive, process, store, share, disclose and use personally identifiable data, or personal data, from users of our online properties, freelance professionals who provide services to our media properties and artists who post artwork or designs on our marketplaces. When a user visits one of our websites or certain pages of our content channel customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with content or advertisements previously delivered by us. The information that we collect about our users helps us deliver content and advertising targeted to these users.

The collection, processing, storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state, local and foreign laws. The scope of these laws is changing, they are subject to differing interpretations and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation.  For example, Colorado enacted a new data protection law that took effect on September 1, 2018, and on June 28, 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”).  The CCPA, which takes effect on January 1, 2020, will impose sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information.

In April 2016, the European Union adopted a new GDPR, which may result in significantly greater compliance burdens and costs for companies with customers in the EU. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, which can be up to four percent of global revenue or 20 million Euros, whichever is greater, and extends the scope of the EU data protection to all companies processing personal data of EU residents, regardless of the company’s location. The GDPR went into effect on May 25, 2018. While we do not currently believe the GDPR has a material effect on our business, we will continue to monitor regulation and enforcement under this new law.

In 2016, negotiators from the EU and United States reached an agreement on a successor to the U.S.-EU Safe Harbor program, referred to as the EU-U.S. Privacy Shield Framework, and negotiators from Switzerland and the United States reached agreement on the Swiss-U.S. Privacy Shield Framework. We are self-certified with the U.S. Department of Commerce for the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. However, the future of these frameworks as means of legitimizing cross-border data transfers remains uncertain since the EU-U.S. Privacy Shield has already been subject to legal challenges that are not yet resolved and we cannot rule out the possibility that the Swiss-U.S. Privacy Shield will also be subject to a legal challenge. If either the EU-U.S. Privacy Shield Framework or the Swiss-U.S. Privacy Shield Framework is invalidated, we would have to implement an alternative mechanism for legitimizing our cross-border transfers of personal data.

We post privacy policies on all of our owned and operated websites. These privacy policies set forth our policies and practices related to the collection, use, sharing, disclosure and protection of personal data. Existing privacy related laws and regulations in the United States and in foreign countries are evolving and subject to potentially differing interpretations. In addition, new laws may be enacted, new industry self-regulation may be promulgated, or existing laws may be amended to re-interpreted, in a manner that limits our ability to analyze user data. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. Any failure, or perceived failure, by us or various third-party vendors and service providers to comply with applicable privacy policies, laws, regulations or industry standards could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenue. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised and offering to provide credit monitoring services. In the event of any data breach, we may be subject to regulatory investigations, fines and lawsuits.  We may also lose actual and potential business in the event of any data security breach.

Certain U.S. and foreign laws and regulations could subject us to claims or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws and regulations may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address freedom of expression; information security; privacy and data collection; pricing and fees; employment related matters; online content and the distribution of content, including liability for user reliance on such content; intellectual property rights, including secondary liability for infringement by others; product liability claims; taxation, including value added and sales tax; online advertising and marketing, including email marketing, unsolicited commercial email, native advertising and sponsored content. See “ — Regulations concerning privacy and protection of data could subject us to claims or otherwise harm our business and changes in these regulations could diminish the value of our services and cause us to lose visitors and revenue.”

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

We must also comply with certain foreign and U.S. laws and regulations that apply to our international operations, including the FCPA, the U.K. Bribery Act of 2010 (the “UK Bribery Act”) and regulations issued by U.S. Customs and Border Protection, OFAC, the U.S. Commerce Department and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business and require companies to maintain accurate books and records. OFAC regulations prohibit U.S.-based entities from entering into or facilitating transactions with, for the benefit of, or involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export and customs laws.

In addition, laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic and the extent of future government regulation is uncertain. In addition, changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including potentially the recent repeal in the United States of net neutrality, could decrease the demand of our offerings and increase our cost of doing business.  Existing or future regulation could hinder growth in or adversely affect the use of the internet generally, including the viability of internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.

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

Changes in state, federal or international taxation laws and regulations may adversely affect our business, financial condition and results of operations.

State, local and foreign taxing jurisdictions have differing rules and regulations governing sales, use, value added and similar taxes and these rules and regulations are subject to varying interpretations that may change over time. We do not collect such taxes in every jurisdiction in which we have sales based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect sales, use, value added or similar taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest for prior periods for which it was not collected or accrued, and a requirement to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements, including implementing products and technologies to calculate, collect and remit such taxes, may materially and adversely affect our business, financial condition and results of operations.

In general, we have not historically collected state or local sales, use or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of our products, or in certain jurisdictions in which we do have a physical presence, in reliance on applicable exemptions. In South Dakota v. Wayfair, Inc. et al, a case challenging existing law that online sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state, the Supreme Court decided that states may adopt laws requiring sellers to collect sales and use tax, even in states where the seller has no physical presence. As a result of Wayfair, states or the federal government may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions.

The details and effective dates of these collection requirements vary from state to state. We are in the process of determining how and when our collection practices will need to change in the relevant jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

Due to the global nature of the internet, it is possible that, although our services and the internet transmissions related to them typically originate in Nevada and California, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are also currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income, value added and other taxes. We cannot predict the effect of current attempts to impose sales, income, value added or other taxes on commerce over the internet. New or revised taxes and, in particular, additional sales taxes or value added, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business, financial condition and results of operations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The changes included in the Tax Act are broad and complex and, among other things, reduce the corporate tax rate for tax years beginning after December 31, 2017. As of December 31, 2018, we have completed our analysis on the tax impact relating to the 2017 Act and no material changes were made to the provisional amounts recorded. The final impact of the Tax Act may differ from these estimates as a result of, among other things, changes in our interpretations and assumptions, additional regulatory or accounting guidance that may be issued by the Internal Revenue Service and resulting actions we may take.

We may not succeed in expanding our businesses internationally, which may limit our future growth. Additionally, operating internationally exposes us to certain additional risks and operating costs, including the impact of foreign currency fluctuations and the impact of the U.K.’s vote to exit from the EU.

Approximately 16% of our revenues for the year ended December 31, 2018 were derived from customers located outside of the U.S. or where the anticipated destination of use of our offerings was outside the U.S.  The artwork and designs sold through our marketplaces are created by a global community of artists and designers and sold to customers around the world. In addition, Saatchi Art’s The Other Art Fair hosts art fairs in the United Kingdom, Australia and the United States. We also own and operate certain foreign language websites. We cannot be certain that we will be successful in marketing our products and services internationally or that our products and services will gain market acceptance in new geographic markets.  If we are unable to expand and market our products and services internationally, it could have a negative effect on our future growth prospects.

In addition to many of the same challenges we face domestically, there are risks and costs inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management and financial systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. In addition, although we currently present and settle all sales through our online marketplaces in U.S dollars, if foreign currencies decline relative to the U.S. dollar, this may have the impact of making the pricing for the products available on our marketplaces appear higher in the markets with the currency declines. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs that may outweigh the financial and other benefits of operating in such markets.

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the EU and, in March 2017, the British government delivered formal notice of the U.K.’s intention to leave the EU. The British government is currently in negotiations with the European Union to determine the terms of the U.K.’s exit. At this point, however, the United Kingdom and the EU still have not agreed upon a negotiated exit framework, which means that there is considerable uncertainty about how the new relationship will be implemented. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the EU, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the EU or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to UK or other markets either during a transitional period or more permanently. It is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other EU member countries to consider referendums regarding their EU membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business, financial condition and results of operations.

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

Risks Relating to Owning Our Common Stock

The trading price of our common stock is likely to be volatile, which may lead to you not being able to resell shares of our common stock at or above the price you paid, securities litigation or hostile or otherwise unfavorable actions by stockholders or others.

The trading price of our common stock has been volatile since our initial public offering in January 2011, and is likely to continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in 2016, we were selected to be part of a two-year Tick Size Pilot Program approved by the SEC and implemented by the national securities exchanges and FINRA. The Tick Size Pilot Program commenced in October 2016 and concluded in October 2018. Pursuant to this program, our common stock was quoted and traded in $0.05 minimum increments. As a result, we experienced lower average daily trading volume while the program was in place and could continue to experience such lower trading volume, which could also lead to greater volatility in the trading price of our common stock or a less liquid market for our stock to trade. In addition, an active trading market for our common stock may not be sustained, which could depress the market price of our common stock. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that may cause the trading price of our common stock to be volatile include:

•	our operating performance and the operating performance of similar companies;
•	low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;
•	the overall performance of the equity markets;
•	the number of shares of our common stock publicly owned and available for trading;
•	announcements by us or our competitors of acquisitions, business plans, commercial relationships or new product or service offerings;
•	any major change in our board of directors or management;
•

publication of research reports about us (including, but not limited to, the performance of our business or certain key operating metrics) or our industries or changes in recommendations or withdrawal of research coverage by securities analysts; and

•

general political and economic conditions, including any negative economic effects or instability, changes in the political environment and international relations and regulatory or tax policy changes.

In addition, the stock market in general, and the market for internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, financial condition and results of operation.

Moreover, a low or declining stock price may make us attractive to hedge funds and other short-term investors, which could result in substantial stock price volatility and cause fluctuations in trading volumes of our stock. A relatively low stock price may also cause us to become subject to an unsolicited or hostile acquisition bid. There can be no assurance that a third-party will not make an unsolicited takeover proposal in the future or take other action to acquire control of us or to otherwise influence our management and policies. Considering and responding to any future proposal is likely to result in significant additional costs to us, and future acquisition proposals, other stockholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Furthermore, in the event that such a bid is publicly disclosed, it may result in increased speculation and volatility in our stock price even if our board of directors decides not to pursue a transaction.

The large number of shares of our common stock eligible for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. In particular, certain of our existing stockholders are venture funds or investment funds and they may make distributions to their limited and general partners, who then would be free to sell shares of our common stock in the public market. These distributions and/or sales by venture funds or investment funds could cause the trading price of our common stock to decline. As of February 25, 2019, we had 25,539,275 shares of common stock outstanding (excluding shares held in treasury). As of February 25, 2019, we also had over nine million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately five million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the open market. We also have previously, and may from time to time in the future, issue shares of our common stock as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, certain stockholders, including investors in our preferred stock that converted into common stock in connection with our initial public offering, are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such shares with the SEC. Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause our stock price to fall and make it more difficult for shareholders to sell shares of our common stock.

Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $14.3 million remained available as of December 31, 2018. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease to cover us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer from amending our certificate of incorporation or bylaws to facilitate a hostile acquisition;

•

the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquirer from amending the bylaws to facilitate a hostile acquisition; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We do not own any real estate. We currently occupy approximately 52,000 square feet of office space in a Santa Monica, California facility that serves as our corporate headquarters. The lease for our Santa Monica facility expires in July 2024. We occupy approximately 25,500 square feet of office and manufacturing space in Denver, Colorado in connection with the operations of Deny Designs. The lease for our Colorado facility expires in October 2021. We also occupy approximately 10,660 square feet of office space in New York in connection with the operations of Well+Good. The lease for our New York facility expires in July 2019. In addition, we lease a small office in London, United Kingdom in connection with the operations of The Other Art Fair, and we have arrangements for shared office space to supplement the needs of our business in locations outside of our corporate headquarters. Our primary data center is located in Las Vegas, Nevada. We believe that our current data centers and office facilities will be adequate for the foreseeable future.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the NYSE under the symbol “LEAF”. Prior to August 13, 2018, our common stock was listed and traded on the NYSE under the symbol “LFGR” and prior to November 9, 2016, our common stock was listed and traded on the NYSE under the symbol “DMD”. The following table sets forth, for the periods indicated and on a per-share basis, the high and low daily closing sales prices of our common stock as reported by the NYSE.

	High	Low
Fiscal Year end December 31, 2018
First Quarter	$9.55	$6.90
Second Quarter	$11.40	$6.85
Third Quarter	$11.85	$9.65
Fourth Quarter	$10.10	$6.79

	High	Low
Fiscal Year end December 31, 2017
First Quarter	$8.35	$6.30
Second Quarter	$8.70	$7.05
Third Quarter	$7.75	$6.45
Fourth Quarter	$10.10	$7.00

Holders of Record

As of February 25, 2019, our common stock was held by 35 stockholders of record. A substantially greater number of holders of our common stock are “street name” holders, or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The graph compares the cumulative total return of our common stock for the five-year period starting on December 31, 2013, and ending on December 31, 2018, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on December 31, 2013, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As disclosed in our current report on Form 8-K filed on August 22, 2011, our board of directors approved a stock repurchase program authorizing us to repurchase up to $25.0 million of our outstanding common stock, effective as of August 19, 2011. Our board of directors subsequently approved a $25.0 million increase to this stock repurchase program, for an aggregate authorized repurchase amount of $50.0 million, as disclosed in a current report on Form 8-K filed on February 16, 2012. In total, as of December 31, 2018, we had spent approximately $35.7 million of the authorized $50.0 million to repurchase shares of our common stock under the stock repurchase program. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any of our common stock during the three months ended December 31, 2018.

Item 6. Selected Financial Data

The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, as well as the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015 and 2014, as well as the consolidated balance sheet data as of December 31, 2016, 2015 and 2014, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2018(1)	2017(1)	2016(1)	2015(1)	2014(1)
	(In thousands, except per share data)
Consolidated Statements of Operations:
Total revenue	$155,042	$128,990	$113,452	$125,969	$172,429
Operating expenses:
Product costs (exclusive of amortization of intangible assets)	61,991	56,292	42,081	33,769	26,058
Service costs (exclusive of amortization of intangible assets)	29,168	21,810	25,434	37,481	43,553
Sales and marketing	32,792	28,297	26,654	21,041	20,624
Product development	20,183	18,613	19,964	26,315	37,674
General and administrative	30,159	29,591	30,704	35,428	41,086
Goodwill impairment charge(2)	—	—	—	—	232,270
Amortization of intangible assets	4,071	5,728	10,900	18,706	38,316
Total operating expenses	178,364	160,331	155,737	172,740	439,581
Loss from operations	(23,322)	(31,341)	(42,285)	(46,771)	(267,152)
Interest income	316	195	96	361	328
Interest expense	(11)	(5)	(4)	(143)	(4,692)
Other (expense) income, net	(78)	(19)	40,172	3,107	654
Loss from continuing operations before income taxes	(23,095)	(31,170)	(2,021)	(43,446)	(270,862)
Income tax benefit (expense)(2)	(95)	37	10	(55)	14,713
Net loss from continuing operations	(23,190)	(31,133)	(2,011)	(43,501)	(256,149)
Net loss from discontinued operations(3)	—	—	—	—	(11,208)
Net loss	(23,190)	(31,133)	(2,011)	(43,501)	(267,357)

Earnings per share - basic and diluted
Net loss from continuing operations	$(0.94)	$(1.52)	$(0.10)	$(2.18)	$(13.66)
Net loss from discontinued operations	—	—	—	—	(0.60)
Net loss per share - basic and diluted	$(0.94)	$(1.52)	$(0.10)	$(2.18)	$(14.26)

Weighted average number of shares - basic and diluted (4)(5)	24,581	20,501	20,152	19,938	18,745

(1)

We completed one business acquisition during each of the years ended December 31, 2018, 2017, 2016 and 2014. Excluding the dispositions of non-core media properties, we completed one business disposition during each of the years ended December 31, 2016 and 2015 and two business dispositions during the year ended December 31, 2014.

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

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$31,081	$31,344	$50,864	$38,570	$47,820
Working capital	$21,857	$21,522	$46,204	$33,953	$37,215
Total assets	$95,122	$83,242	$101,252	$101,459	$149,555
Capital lease obligations, long-term	$237	$35	$103	$—	$—
Total stockholders’ equity	$66,687	$58,520	$79,750	$79,120	$114,842

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended December 31,
	2018	2017	2016	2015	2014
Net loss	$(23,190)	$(31,133)	$(2,011)	$(43,501)	$(267,357)
Less: Net loss from discontinued operations, net of taxes	—	—	—	—	(11,208)
Net loss from continuing operations	(23,190)	(31,133)	(2,011)	(43,501)	(256,149)
Add (deduct):
Income tax (benefit) expense	95	(37)	(10)	55	(14,713)
Interest (income) expense, net	(305)	(190)	(92)	(218)	4,364
Other expense (income), net(1)	78	19	(40,172)	(3,107)	(654)
Depreciation and amortization(2)	10,270	11,803	18,090	29,884	50,567
Stock-based compensation(3)	9,431	8,565	7,779	7,562	18,866
Goodwill impairment charge	—	—	—	—	232,270
Acquisition, disposition, realignment and contingent payment costs(4)	2,140	299	1,396	2,488	2,905
Adjusted EBITDA	$(1,481)	$(10,674)	$(15,020)	$(6,837)	$37,456

(1)	Primarily consists of income from the disposition of certain businesses, including Cracked for the year ended December 31, 2016, and other online properties.
(2)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 includes less than $0.1 million, $0.7 million, $1.9 million, $3.4 million and $7.7 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain media content intangible assets from service during those years.

(3)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.
(4)

Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses, (d) other payments attributable to acquisition, disposition or corporate realignment activities and (e) expenditures related to the separation of Leaf Group into two distinct publicly traded companies. Management does not consider these costs to be indicative of our core operating results.

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

Overview

Leaf Group is a diversified consumer internet company that builds enduring, digital-first brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness and art and design.

Our business is comprised of two segments: Marketplaces and Media.

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of Society6.com (“Society6”) and our wholesale channel, Deny Designs (collectively “Society6 Group”), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Saatchi Art, inclusive of SaatchiArt.com (“Saatchi Art”) and its art fair event brand, The Other Art Fair (collectively, “Saatchi Art Group”), is a leading online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

Our Marketplaces segment primarily generates revenue from the sale of products and services through our art and design marketplaces. On Society6 Group, revenue is generated from the sale of made-to-order products. Saatchi Art Group primarily generates revenue through commissions on the final sale price of original works of art and from various sources relating to the hosting of in-person art fairs, including commissions from the sale of original art, fees paid by artists for stands and through sponsorship opportunities with third-party brands and advertisers.

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

Sale of Cracked Business

In April 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc., a subsidiary of The E.W. Scripps Company, for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to secure certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period. Revenue for the Cracked business for the year ended December 31, 2016 (through the sale date of April 12, 2016) was $1.8 million. The Cracked business had a pre-tax loss of $1.9 million for the year ended December 31, 2016 (through the sale date of April 12, 2016), excluding allocations for corporate costs and including stock-based compensation expense resulting from the sale.

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

Acquisition of Well+Good

On June 5, 2018, we acquired 100% of the issued and outstanding membership interests of Well+Good LLC (“Well+Good”), a health and wellness media company, for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and will be expensed over the service period in the consolidated statements of operations.

Revenue

For the years ended December 31, 2018, 2017 and 2016, we reported revenue of $155.0 million, $129.0 million and $113.5 million, respectively. For the years ended December 31, 2018, 2017 and 2016, our Marketplaces revenue accounted for 61%, 65% and 58% of our total revenue, respectively, and our Media revenue accounted for 39%, 35% and 42% of our total revenue, respectively.

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

Key Business Metrics

We regularly review a number of business metrics, including the following key metrics, to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. Measures which we believe are the primary indicators of our performance are described below. We believe that the number of transactions, gross transaction value, number of visits and revenue per visit are currently the key metrics for understanding our results of operations.

In the first quarter of 2018, we added gross transaction value as a key metric for our Marketplaces segment as we believe that gross transaction value provides a useful measure of the overall volume that flows through our marketplaces in a given period and provides insight into the growth of the business. We are no longer reporting average revenue per transaction, video views or social media followers because management no longer uses these as key metrics to evaluate the business. Historically, we have reported the number of visits to its Media properties as a key operating metric and have used internal data to derive the number of visits during the applicable reporting period. In the second quarter of 2018, we began to report visits using data derived from Google Analytics, as we are replacing our internal methodology with Google Analytics. On a transitional basis in reports covering periods in fiscal year 2018, we reported visits using data derived from both our internal methodology and Google Analytics. Beginning in reports for periods in fiscal year 2019, we will only report visits using data derived from Google Analytics.

Marketplaces Metrics

•

Number of transactions: We define transactions as the total number of Marketplaces transactions successfully completed by a customer during the applicable period, excluding certain transactions generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at fairs, sponsorship fees and ticket sales.

•

Gross transaction value: We define gross transaction value as the total dollar value of Marketplaces transactions, excluding the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at fairs, sponsorship fees and ticket sales. Gross transaction value is the total amount paid by the customer including the total product price inclusive of artist margin, shipping charges, taxes, and is net of any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.

Media Metrics

•

Visits – Internal: We define visits as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit.

•

Visits – Google Analytics: Visits per Google Analytics is defined as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit. Additionally, a visit is also considered to have ended at midnight or if a user arrives via one campaign, leaves, and then comes back via a different campaign.

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Year ended December 31,			% Change	% Change
	2018	2017	2016	2018	2017
Marketplaces Metrics(1)(2):
Number of Transactions	1,435,976	1,448,211	1,185,272	(1)%	22%
Gross Transaction Value (in thousands)	$116,996	$105,337	$83,718	11%	26%
Media Metrics(2)(3):
Visits - Internal (in thousands)	2,832,259	2,794,244	2,729,990	1%	2%
Revenue per Visit (Internal)	$21.57	$16.06	$17.33	34%	(7)%
Visits - Google Analytics (in thousands)	2,844,125	2,846,119	2,784,090	—%	2%
Revenue per Visit (Google Analytics)	$21.48	$15.76	$16.99	36%	(7)%

(1)

Marketplaces Metrics excludes transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair, such as the sales of stand space to artists at fairs, sponsorship fees and ticket sales.

(2)

For a discussion of these period-to-period changes in the number of transactions, gross transaction value, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.

(3)

Media Metrics include visits and revenue generated by Well+Good subsequent to its acquisition in June 2018. Media Metrics also includes visits and revenue generated by Cracked.com prior to its disposition in April 2016 and other non-core media properties prior to their respective disposition dates and are not adjusted to be shown on a pro forma basis.

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

Our revenue is principally derived from the following products and services:

Product Revenue

Marketplaces

We recognize product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Because we are the principal in a transaction and obtain control of the goods before they are transferred to the customer, we record product revenue at the gross amount. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

During the first quarter of 2017, we revised the terms of sales for Society6 to provide for the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. The impact of this change was an increase in product revenue of approximately $1.1 million for the year ended December 31, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of that period.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We generally recognize fair related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Content Sales and Licensing Revenue. We generate revenue from the sale or license of media content, including the creation and distribution of content for third-party brands and publishers through. Revenue from the sale or perpetual license of media content is recognized when the control of content is transferred or when the right to use is transferred and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as the right to access content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the principal, we recognize revenue on a net basis.

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

Goodwill

We test goodwill for impairment as of October 1st of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Goodwill is tested at the reporting unit level and as of December 31, 2018, we have two reporting units: Marketplaces and Media. We did not record any goodwill impairment charges for the year ended December 31, 2018. We may be required to record impairment charges on our remaining goodwill in future periods.

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

	Year ended December 31,
	2018	2017	2016
Revenue:
Product revenue	$83,458	$75,784	$60,563
Service revenue	71,584	53,206	52,889
Total revenue	155,042	128,990	113,452
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	61,991	56,292	42,081
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	29,168	21,810	25,434
Sales and marketing(1)(2)	32,792	28,297	26,654
Product development(1)(2)	20,183	18,613	19,964
General and administrative(1)(2)	30,159	29,591	30,704
Amortization of intangible assets	4,071	5,728	10,900
Total operating expenses	178,364	160,331	155,737
Loss from operations	(23,322)	(31,341)	(42,285)
Interest income	316	195	96
Interest expense	(11)	(5)	(4)
Other (expense) income, net	(78)	(19)	40,172
Loss before income taxes	(23,095)	(31,170)	(2,021)
Income tax (expense) benefit	(95)	37	10
Net loss	$(23,190)	$(31,133)	$(2,011)

(1) Depreciation expense included in the above line items:
Product costs	$961	$252	$—
Service costs	3,059	3,092	3,563
Sales and marketing	28	36	49
Product development	62	91	138
General and administrative	2,089	2,604	3,440
Total depreciation	$6,199	$6,075	$7,190

(2) Stock-based compensation included in the above line items:
Service costs	$699	$599	$1,174
Sales and marketing	937	759	725
Product development	2,278	1,847	1,502
General and administrative	5,517	5,360	4,378
Total stock-based compensation	$9,431	$8,565	$7,779

As a percentage of revenue:

	Year ended December 31,
	2018	2017	2016
Revenue:
Product revenue	53.8%	58.8%	53.4%
Service revenue	46.2%	41.2%	46.6%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	40.0%	43.7%	37.1%
Service costs (exclusive of amortization of intangible assets shown separately below)	18.7%	17.0%	22.4%
Sales and marketing	21.2%	21.9%	23.5%
Product development	13.0%	14.4%	17.6%
General and administrative	19.5%	22.9%	27.1%
Amortization of intangible assets	2.6%	4.4%	9.6%
Total operating expenses	115.0%	124.3%	137.3%
Loss from operations	(15.0)%	(24.3)%	(37.3)%
Interest income	0.2%	0.1%	0.1%
Interest expense	—%	—%	—%
Other (expense) income, net	(0.1)%	—%	35.4%
Loss before income taxes	(14.9)%	(24.2)%	(1.8)%
Income tax (expense) benefit	(0.1)%	0.1%	—%
Net loss	(15.0)%	(24.1)%	(1.8)%

Segment results (in thousands):

	Year ended December 31,			% Change	% Change
	2018	2017	2016	2018	2017
Segment Revenue:
Marketplaces	$93,937	$84,126	$66,139	12%	27%
Media	61,105	44,864	47,313	36%	(5)%
Total revenue	$155,042	$128,990	$113,452	20%	14%

Segment Operating Expenses:
Marketplaces(1)	$95,068	$86,656	$65,513	10%	32%
Media(1)	34,686	26,616	36,510	30%	(27)%
Add:
Corporate expenses(2)	27,089	26,691	27,845	1%	(4)%
Consolidated operating expenses	$156,843	$139,963	$129,868	12%	8%

Segment Operating Contribution:
Marketplaces(3)	$(1,131)	$(2,530)	$626	55%	(504)%
Media(3)	26,419	18,248	10,803	45%	69%
Add (deduct):
Corporate expenses(2)	(27,089)	(26,691)	(27,845)	(1)%	4%
Acquisition, disposition and realignment costs(4)	320	299	1,396	7%	(79)%
Adjusted EBITDA(5)	$(1,481)	$(10,674)	$(15,020)	86%	29%

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

(3)

Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statements of operations of certain expenses and is not directly comparable to similar measures used by other companies.

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

See Note 15 of our Notes to Consolidated Financial Statements includes in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K and “Non-GAAP Financial Measures” above for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Marketplaces Revenue

Marketplaces revenue increased by $9.8 million, or 12%, to $93.9 million for the year ended December 31, 2018, as compared to $84.1 million for the year ended December 31, 2017. For the year ended December 31, 2018, Marketplaces gross transaction value was $117.0 million as compared to $105.3 million in the prior year period, reflecting an increase of 11%, driven by an increase in average order value resulting from a decrease in promotions, growth in Saatchi Art Group, including the hosting of three additional fairs as compared to the prior year period, and the acquisition of Deny Designs in May 2017. Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions remained relatively flat at 1.4 million for each of the years ended December 31, 2018 and 2017, primarily due to our decision to focus on sales generated through our platforms directly rather than selling through third-party marketplaces as well as lower international sales on Society6, partially offset by the acquisition of Deny Designs, increased conversion rates and the hosting of three additional art fairs as compared to the prior year period.

Marketplaces revenue increased by $18.0 million, or 27%, to $84.1 million for the year ended December 31, 2017, as compared to $66.1 million for the year ended December 31, 2016. For the year ended
December 31, 2017, Marketplaces gross transaction value was $105.3 million as compared to $83.7 million in the prior year period, reflecting an increase of 26%, driven by an increase in average order value and number of transactions, including from the acquisition of Deny Designs. Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions increased 22% to 1.4 million in the year ended December 31, 2017 from 1.2 million in the prior year period, primarily due to increased conversion rates and the acquisitions of Deny Designs.

Media Revenue

Media revenue increased by $16.2 million, or 36%, to $61.1 million for the year ended December 31, 2018, as compared to $44.9 million for the year ended December 31, 2017. Google Analytics data shows that visits remained relatively flat with 2,844 million visits in the year ended December 31, 2018 as compared to 2,846 million visits in the year ended December 31, 2017 due to an August 1, 2018 Google search engine update that negatively impacted the volume of referral traffic to many health related sites, including Livestrong.com and the removal of content as part of our efforts to refine our content library on Livestrong.com, partially offset by traffic growth across certain of our owned and operated properties and the acquisition of Well+Good. RPV, calculated using visits per Google Analytics, increased by

36%, to $21.48 in the year ended December 31, 2018 from $15.76 in the year ended December 31, 2017, primarily attributable to the acquisition of Well+Good in June 2018 and improved ad monetization yields across our media properties.

Media revenue decreased by $2.4 million, or 5%, to $44.9 million for the year ended December 31, 2017, as compared to $47.3 million for the year ended December 31, 2016. Google Analytics data shows that visits increased by 2% to 2,846 million visits in the year ended December 31, 2017 from 2,784 million visits in the year ended December 31, 2016 primarily due to increased traffic on several owned and operated properties and Livestrong.com, offset by decreases in traffic from the divestitures of certain media properties, including Cracked, as well as continued search and related traffic declines on eHow. RPV, calculated using visits per Google Analytics, decreased by 7%, to $15.76 in the year ended December 31, 2017 from $16.99 in the year ended December 31, 2016, as a result of lower ad monetization yields primarily due to a shift to a higher mix of mobile traffic with lower RPV than desktop visits and our mid-year strategic shift to launch several category-specific media properties leveraging topics and content from eHow.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Year ended December 31,			% Change	% Change
	2018	2017	2016	2018	2017
Product costs (exclusive of amortization of intangible assets)	$61,991	$56,292	$42,081	10%	34%
Service costs (exclusive of amortization of intangible assets)	29,168	21,810	25,434	34%	(14)%
Sales and marketing	32,792	28,297	26,654	16%	6%
Product development	20,183	18,613	19,964	8%	(7)%
General and administrative	30,159	29,591	30,704	2%	(4)%
Amortization of intangible assets	4,071	5,728	10,900	(29)%	(47)%

Product Costs

Product costs for the year ended December 31, 2018 increased by $5.7 million, or 10%, to $62.0 million compared to product costs of $56.3 million for the year ended December 31, 2017. The increase was primarily due to increased average order value and the acquisition of Deny Designs in May 2017, including higher in-house manufacturing personnel and facility related costs as a result of the acquisition.

Product costs for the year ended December 31, 2017 increased by $14.2 million, or 34%, to $56.3 million compared to product costs of $42.1 million for the year ended December 31, 2016, primarily due to the higher volume of products sold on Society6 and the acquisition of Deny Designs, including in-house manufacturing personnel and facility related costs as a result of the acquisition.

Service Costs

Service costs for the year ended December 31, 2018 increased by approximately $7.4 million, or 34%, to $29.2 million compared to $21.8 million for the year ended December 31, 2017.  The increase in service costs was primarily due to increases of $2.6 million in cost of services, $2.4 million in personnel and related costs primarily driven by an increase in headcount and the accrual of deferred compensation incurred in connection with the acquisition of Well+Good in June 2018, $2.1 million related to content development and renovation, $0.6 million in ad serving costs and $0.1 million in consulting expense, partially offset by a decrease of $0.4 million in information technology expense. The increase in costs of services primarily related to increased costs related to Saatchi Art Group as a result of three additional art fairs hosted in the current period as compared to the prior year period, the acquisition of Well+Good and higher media event costs on Livestrong.com.

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

Sales and Marketing

Sales and marketing expenses increased by $4.5 million, or 16%, to $32.8 million for the year ended December 31, 2018 from $28.3 million for the year ended December 31, 2017. The increase was primarily due to increases of $2.9 million in personnel related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018, $1.3 million in marketing activities and $0.3 million in licenses and support costs.

Sales and marketing expenses increased by $1.6 million, or 6%, to $28.3 million for the year ended December 31, 2017 from $26.7 million for the year ended December 31, 2016. The increase was driven by an increase of $3.5 million in marketing expenses primarily relating to Society6 and Livestrong.com, partially offset by a decrease of $1.9 million in personnel related costs, including stock-based compensation expense, primarily as a result of the reduction in staffing in connection with the realignment of our content studio in 2016.

Product Development

Product development expenses increased by $1.6 million, or 8%, to $20.2 million for the year ended December 31, 2018 compared to $18.6 million for the year ended December 31, 2017. The increase was primarily due to increases of $1.5 million in personnel and related costs primarily driven by the accrual of deferred compensation incurred in connection with the acquisition of Well+Good in June 2018 and $0.2 million in license and support costs, partially offset by a decrease of $0.1 million in consulting expense.

Product development expenses decreased by $1.4 million, or 7%, to $18.6 million for the year ended December 31, 2017 compared to $20.0 million for the year ended December 31, 2016. The decrease was driven by decreases of $1.4 million in lower personnel related costs, including stock-based compensation expense and $0.3 million in consulting expense, partially offset by an increase of $0.3 million in license and support costs.

General and Administrative

General and administrative expenses increased by $0.6 million, or 2%, to $30.2 million for the year ended December 31, 2018 compared to $29.6 million for the year ended December 31, 2017. The increase was primarily due to increases of $0.8 million in facilities costs, $0.3 million in consulting costs and $0.2 million in taxes and insurance expense, partially offset by decreases of $0.5 million in depreciation expense and $0.2 million in legal and audit expense.

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

Amortization of Intangibles

Amortization expense for the year ended December 31, 2018 decreased by $1.7 million, or 29%, to $4.1 million compared to $5.7 million for the year ended December 31, 2017. The decrease is primarily due to a decrease in amortization expense from intangible assets completing their useful life.

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

Goodwill Impairment Charge

We performed our annual impairment analysis in the fourth quarter of each of the years ended December 31, 2018, 2017 and 2016 and based on the results of each annual impairment test, there was no goodwill impairment charge for the years ended December 31, 2018, 2017 and 2016.

Interest Income (Expense), Net

Net interest income was approximately $0.3 million, $0.2 and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, primarily related to interest paid to us on our cash investments which are included in cash and cash equivalents.

Other Income (Expense), Net

Net other expense for each of the years ended December 31, 2018 and 2017 was less than $0.1 million. Net other income for the year ended December 31, 2016 was $40.2 million primarily due to the gain recognized on the sale of our Cracked business in 2016.

Income Tax Benefit (Expense)

During the year ended December 31, 2018 we recorded an income tax expense of $0.1 million. Income tax expense for the year ended December 31, 2018 is primarily due to the deferred tax benefit recognized from temporary differences related to amortization from intangibles, partially offset by minimal state income tax expense.

During each of the years ended December 31, 2017 and 2016, we recorded an income tax benefit of less than $0.1 million. Income tax benefit for the year ended December 31, 2017 is primarily due to the deferred tax benefit recognized from temporary differences related to amortization from intangibles, partially offset by minimal state income tax expense.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the year ended December 31, 2018 increased by $8.4 million, or 10%, to $95.1 million, as compared to $86.7 million in the same period in 2017. The change was primarily due to increases of $6.7 million in costs of services as a result of revenue growth and $3.0 million in sales and marketing expense related to increased marketing investment and higher personnel costs, partially offset by a decrease of $1.3 million in product development expense from additional internally developed software projects that were capitalized and lower salaries and wages. Marketplaces operating contribution was $(1.1) million for the year ended December 31, 2018, as compared to $(2.5) million in the same period in 2017.

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

Media Operating Expenses and Operating Contribution

Media operating expenses for the year ended December 31, 2018 increased by $8.1 million, or 30%, to $34.7 million, as compared to $26.6 million in the same period in 2017. The change was primarily due to increases of $4.9 million in cost of services, $1.6 million in sales and marketing expense, $0.7 million in general and administrative expense and $0.9 million in product development costs primarily as a result of increased personnel and related costs from the acquisition of Well+Good in June 2018. In addition, Media cost of services increased due to increased investment in content development and renovation. Media operating contribution was $26.4 million for the year ended December 31, 2018, as compared to $18.2 million in the same period in 2017.

Media operating expenses for the year ended December 31, 2017 decreased by $9.9 million, or 27%, to $26.6 million, as compared to $36.5 million in the same period in 2016. The change was primarily due to decreases of $4.1 million in cost of services, including from the realignment of our content studio in 2016 and the related low margin custom content sale contracts, $3.4 million in product development costs and $2.3 million in sales and marketing expense, primarily as a result of lower personnel and related costs due to the realignment of our content studio in 2016, partially offset by an increase in marketing spend for Livestrong.com, and $0.1 million in general and administrative expense. Media operating contribution was $18.2 million for the year ended December 31, 2017, as compared to $10.8 million in the same period in 2016.

Corporate Operating Expenses

Corporate operating expenses for the year ended December 31, 2018 remained relatively flat, increasing by $0.4 million, or 1%, to $27.1 million, as compared to $26.7 million in the same period in 2017. The change was primarily due to increases in facilities and consulting expense, partially offset by lower legal and audit costs.

Corporate operating expenses for the year ended December 31, 2017 decreased by $1.2 million, or 4%, to $26.7 million, as compared to $27.8 million in the same period in 2016. The change was primarily due to decreases of $0.8 million in legal, audit and consulting fees and $0.4 million in personnel and related costs due to a decrease in headcount.

Selected Quarterly Financial Data

The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2018 and 2017, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

2
	Quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017	2018	2018	2018	2018
	(In thousands, except per share data)
	Unaudited
Revenue:
Product revenue	$14,584	$15,349	$20,908	$24,943	$18,451	$17,192	$22,482	$25,333
Service revenue	12,654	13,216	12,552	14,784	15,296	17,129	18,974	20,186
Total revenue	$27,238	$28,565	$33,460	$39,727	$33,747	$34,321	$41,456	$45,519

Product costs(1)	$10,534	$11,538	$15,385	$18,836	$13,337	$12,464	$16,202	$19,987
Service costs(1)	$5,790	$5,098	$4,993	$5,929	$6,287	$6,561	$8,229	$8,091

Loss from operations	$(10,050)	$(8,917)	$(6,818)	$(5,557)	$(5,910)	$(6,275)	$(6,077)	$(5,059)

Net (loss) income	$(10,018)	$(8,965)	$(6,817)	$(5,333)	$(5,925)	$(6,293)	$(6,035)	$(4,937)

Net (loss) income per share - Basic and Diluted(2)	$(0.50)	$(0.44)	$(0.33)	$(0.26)	$(0.26)	$(0.25)	$(0.24)	$(0.19)

Weighted average number of shares - Basic and Diluted	19,942	20,392	20,745	20,908	22,957	24,854	25,111	25,370

(1)	Excludes the amortization of intangible assets.
(2)	For a description of the method used to compute our basic and diluted net income (loss) per share, refer to Note 5 in Part II, Item 6, “Selected Financial Data.”

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

Liquidity and Capital Resources

As of December 31, 2018, we had $31.1 million of cash and cash equivalents. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million.

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

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the issuance of stock and the disposition of businesses and certain non-core media properties. We do not currently have an available line of credit. We believe that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into a new credit facility, selling certain assets or issuing equity, equity-related or debt securities.

We currently have a shelf registration statement on file with the SEC that is effective until March 28, 2020, which we may use to offer and sell equity securities with an aggregate offering value not to exceed $100.0 million. Subsequent to the registered public offering in February 2018, the aggregate offering value remaining on our shelf registration statement is $76.7 million.

Since our inception, we have used cash and stock to make strategic acquisitions to grow our business, including the recent acquisitions of Well+Good in June 2018, Deny Designs in May 2017 and The Other Art Fair in July 2016. We have also generated cash by disposing of certain businesses. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash, of which we received $35.1 million on the closing date of the acquisition and $3.9 million the third quarter of 2017. During 2016, we also received approximately $1.7 million of cash from the sales of two of our non-core media properties, with an additional $0.4 million received in the first quarter of 2017. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased approximately 844,000 shares at an average price of $5.74 per share for an aggregate amount of $4.9 million. We have not initiated any repurchases of our common stock during the year ended December 31, 2018, and are not currently making repurchases. Repurchases were made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act, as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of December 31, 2018, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(3,302)	$(11,656)	$(13,093)
Net cash (used in) provided by investing activities	$(17,548)	$(7,029)	$30,771
Net cash provided by (used in) financing activities	$20,449	$(935)	$(5,573)

Cash Flows from Operating Activities

Year ended December 31, 2018

Net cash used in operating activities for the year ended December 31, 2018 was $3.3 million, a decrease of $8.4 million compared to the year ended December 31, 2017. The decrease in net cash used in operating activities is primarily due to improvement in our operating results and lower non-cash charges for depreciation and amortization offsetting operating losses as compared to the year ended December 31, 2017. Our net loss during the period was $23.2 million, which included non-cash charges of $19.7 million related to depreciation, amortization and stock-based compensation. Cash flow from operating activities was also impacted by a decrease in our working capital, including changes in accounts receivable, deferred revenue, prepaid expenses and accounts payable of $4.1 million, offset in part by changes in accrued expenses and other long-term assets of $4.2 million. The changes in our accounts receivable and deferred revenue were primarily due to ordinary course variances in the timing of collections associated with increased receivables related to our Media segment, including from the acquisition of Well+Good.

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

Cash Flows from Investing Activities

Year ended December 31, 2018

Net cash used in investing activities was $17.5 million for the year ended December 31, 2018. Cash used in investing activities for the year ended December 31, 2018 included $10.3 million paid for the acquisition of Well+Good, net of cash acquired, and $7.2 million related to investments in property and equipment.

Year ended December 31, 2017

Net cash used in investing activities was $7.0 million for the year ended December 31, 2017. Cash used in investing activities for the year ended December 31, 2017 included $6.3 million paid for the acquisition of Deny Designs, net of cash acquired, $5.3 million related to investments in property and equipment and $0.3 million related to purchases of intangible assets, partially offset by cash inflows of $3.9 million from the release of the full escrow amount related to the sale of our Cracked business, $0.6 million from the release of restricted deposits, primarily related to the release of the escrow held for the Saatchi acquisition, and $0.4 million received from sale of one of our non-core online media properties in 2016.

Year ended December 31, 2016

Net cash provided by investing activities was $30.8 million for the year ended December 31, 2016. Cash provided by investing activities for the year ended December 31, 2016 included $36.8 million total from the sales of our Cracked business and certain non-core media properties. Cash used in investing activities for the year ended December 31, 2016 related to investments of $4.6 million in property and equipment, primarily comprised of investments in servers and IT equipment, fixtures and fittings, leasehold improvements and internally developed software, and $1.4 million of cash consideration for the acquisition of The Other Art Fair, net of cash acquired.

Cash Flows from Financing Activities

Year ended December 31, 2018

Net cash provided by financing activities was $20.4 million during the year ended December 31, 2018, primarily comprised of $23.4 million in proceeds from the issuance of our common stock in connection with our follow-on public offering in February 2018 and $2.0 million in proceeds from exercises of stock options and purchases under our ESPP, partially offset by $4.0 million related to taxes paid on vesting of restricted stock units and $0.9 million of deferred consideration paid related to the acquisition of Deny Designs.

Year ended December 31, 2017

Net cash used in financing activities was $0.9 million during the year ended December 31, 2017, primarily comprised of $3.3 million related to taxes paid on vesting of restricted stock units, $0.1 million of cash paid for acquisition holdback and $0.1 million used to settle repurchases of common stock initiated in 2016, partially offset by proceeds of $2.6 million from the exercise of employee stock options and contributions from participants in our Employee Stock Purchase Plan during the year ended December 31, 2017.

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

Off Balance Sheet Arrangements

As of December 31, 2018, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2018, 2017 and 2016, we used $7.2 million, $5.3 million and $4.6 million, respectively, in cash to fund capital expenditures to create internally developed software, fund leasehold improvements and purchase servers, IT equipment and fixtures and fittings. We currently anticipate making capital expenditures between $5.0 million and $8.0 million during the year ending December 31, 2019.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2018 (in thousands):

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Operating lease obligations	$2,765	$4,556	$4,419	$1,336	$13,076
Capital lease obligations	108	146	128	—	382
Total contractual obligations	$2,873	$4,702	$4,547	$1,336	$13,458

Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various operating leases that have non-cancelable periods ending between July 2019 and July 2024. The lease for our Santa Monica facility expires in July 2024.

At December 31, 2018, we had a cash collateralized standby letter of credit for approximately $0.9 million associated with our Santa Monica lease.

During the year ended December 31, 2018, as a result of the acquisition of Well+Good, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and will be expensed over the service period in the consolidated statements of operations.

During the year ended December 31, 2017, as part of the acquisition of Deny Designs, we recorded contingent consideration of $3.6 million, payable annually in three equal installments on the first through third anniversary of the closing date, subject to reduction in certain circumstances. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million.

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

We believe that the estimates and assumptions associated with our revenue recognition, goodwill, capitalization and useful lives associated with our intangible assets, the recoverability of our long-lived assets, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Please see Note 2 of Part IV, Item 15 of this Annual Report on Form 10-K for the summary of significant accounting policies.

Revenue Recognition

We recognize product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. During the first quarter of 2017, we revised the terms of sales for Society6 to provide for the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. Saatchi Art service revenue is recognized when the original art has been delivered and the return period has expired. We estimate sales returns on a monthly basis based on historical returns. Sales returns have not had a material impact on our results.

We recognize advertising revenue from a diverse mix of advertising methods including performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; sponsored content; or advertising links. We may be required to estimate the impressions or clicks delivered based on internal or third-party data. Historical estimates have not been significantly different than actual results.

We recognize our revenue on a gross or net basis based on whether we consider ourselves to be the principal in the transaction and have control of the goods. The determination of these criteria is subjective in nature. Should the nature or substance of our revenue transactions change, the revenue recognized in our financial statements may differ.

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

In the fourth quarter of 2017, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplified the subsequent measurement of goodwill by removing the second step of the two-step impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, goodwill impairment is the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, we may first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test for each reporting unit. We are required to perform a goodwill impairment test only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the next step is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. The fair value of our reporting units is determined using both an income approach and market approach. Significant estimates in valuing our reporting units include, but are not limited to, revenue growth rates and operating margins, future expected cash flows, market comparables and discount rates. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

As of December 31, 2018, we have two reporting units, Marketplaces and Media. For the year ended December 31, 2018, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2018. As of our assessment date of October 1, 2018, the fair value of our Marketplaces reporting unit exceeded its carrying value by 100%. The change in goodwill in 2018 is attributable to the acquisition of Well+Good in June 2018. We may be required to record goodwill impairment charges in future periods.

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

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We did not recognize any impairment loss for long-lived assets for the years ended December 31, 2018, 2017 and 2016. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Concentrations of Credit Risk

As of December 31, 2018, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	Year ended December 31,
	2018	2017
Google Inc.	25%	34%

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2018, we elected to change our independent auditor and entered into an agreement with Deloitte & Touche LLP. As a result of the change of auditors our financial statements will contain the opinions of both PricewaterhouseCoopers LLP and Deloitte & Touche LLP. We have had no disagreements with our independent registered public accounting firms with respect to accounting practices or procedures or financial disclosure.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2018, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders (the “2019 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

Item 11.Executive Compensation

The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)Financial Statements:

The following consolidated financial statements are included in this Annual Report on Form 10-K on the pages indicated:

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1	*

Purchase Agreement, dated June 5, 2018, by and among Leaf Group Ltd., Well+Good LLC and the Sellers set forth therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018)

2.2

Asset Purchase Agreement, dated May 1, 2017, by and among the Company, Deny Designs, a Colorado corporation, and Dustin Nyhus (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2017)

3.1

Amended and Restated Certificate of Incorporation of Leaf Group Ltd., as amended effective November 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

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

Exhibit No.		Description of Exhibit
10.4	†

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

Employment Agreement between the Company and Jantoon Reigersman, dated as of November 28, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

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

10.14	†	Outside Director Compensation Program (updated as of February 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)
10.15

Tax Matters Agreement between the Company and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)
21.1		List of subsidiaries of Leaf Group Ltd. (filed herewith)
23.1		Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm (filed herewith)
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (filed herewith)
24.1		Power of Attorney (included on signature page hereto)
31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.		Description of Exhibit
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

Date: March 4, 2019

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

Name	Title	Date

/S/ SEAN MORIARTY	Chief Executive Officer and Director	March 4, 2019
Sean Moriarty	(Principal Executive Officer)

/S/ JANTOON REIGERSMAN	Chief Financial Officer	March 4, 2019
Jantoon Reigersman	(Principal Financial Officer)

/S/ WENDY VOONG	Chief Accounting Officer	March 4, 2019
Wendy Voong	(Principal Accounting Officer)

/S/ JAMES QUANDT	Chairman of the Board	March 4, 2019
James Quandt

/S/ DEBORAH A. BENTON	Director	March 4, 2019
Deborah A. Benton

/S/ BEVERLY K. CARMICHAEL	Director	March 4, 2019
Beverly K. Carmichael

/S/ JOHN A. HAWKINS	Director	March 4, 2019
John A. Hawkins

/S/ JOHN PLEASANTS	Director	March 4, 2019
John Pleasants

/S/ BRIAN REGAN	Director	March 4, 2019
Brian Regan

/S/ JENNIFER SCHULZ	Director	March 4, 2019
Jennifer Schulz

/S/ MITCHELL STERN	Director	March 4, 2019
Mitchell Stern

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Leaf Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Leaf Group Ltd. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, CA

March 4, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leaf Group Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Leaf Group Ltd. and its subsidiaries as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 1, 2018

We served as the Company’s auditor from 2008 to 2018.

Leaf Group Ltd. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$31,081	$31,344
Accounts receivable, net	12,627	8,663
Prepaid expenses and other current assets	3,932	2,741
Total current assets	47,640	42,748
Property and equipment, net	13,126	11,665
Intangible assets, net	13,933	10,431
Goodwill	19,435	17,152
Other assets	988	1,246
Total assets	$95,122	$83,242

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,519	$1,980
Accrued expenses and other current liabilities	22,149	17,182
Deferred revenue	2,115	2,064
Total current liabilities	25,783	21,226
Deferred tax liability	86	40
Other liabilities	2,566	3,456
Total liabilities	28,435	24,722
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 27,138 and 25,483 shares issued and outstanding at December 31, 2018 and 22,686 and 21,031 shares issued and outstanding at December 31, 2017	3	2
Additional paid-in capital	554,403	523,012
Treasury stock at cost, 1,655 shares at December 31, 2018 and December 31, 2017	(35,706)	(35,706)
Accumulated other comprehensive loss	(52)	(17)
Accumulated deficit	(451,961)	(428,771)
Total stockholders’ equity	66,687	58,520
Total liabilities and stockholders’ equity	$95,122	$83,242

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2018	2017	2016
Revenue:
Product revenue	$83,458	$75,784	$60,563
Service revenue	71,584	53,206	52,889
Total revenue	155,042	128,990	113,452
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	61,991	56,292	42,081
Service costs (exclusive of amortization of intangible assets shown separately below)	29,168	21,810	25,434
Sales and marketing	32,792	28,297	26,654
Product development	20,183	18,613	19,964
General and administrative	30,159	29,591	30,704
Amortization of intangible assets	4,071	5,728	10,900
Total operating expenses	178,364	160,331	155,737
Loss from operations	(23,322)	(31,341)	(42,285)
Interest income	316	195	96
Interest expense	(11)	(5)	(4)
Other (expense) income, net	(78)	(19)	40,172
Loss before income taxes	(23,095)	(31,170)	(2,021)
Income tax (expense) benefit	(95)	37	10
Net loss	$(23,190)	$(31,133)	$(2,011)

Net loss per share - basic and diluted	$(0.94)	$(1.52)	$(0.10)
Weighted average number of shares - basic and diluted	24,581	20,501	20,152

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2018	2017	2016
Net loss	$(23,190)	$(31,133)	$(2,011)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(35)	95	(21)
Comprehensive loss	$(23,225)	$(31,038)	$(2,032)

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2015	20,154	$2	$505,603	$(30,767)	$(91)	$(395,627)	$79,120
Issuance of stock under employee stock awards and other, net	453	—	580	—	—	—	580
Repurchases of common stock to be held in treasury	(844)	—	—	(4,874)	—	—	(4,874)
Tax withholdings related to vesting of share-based payments	—	—	(1,246)	—	—	—	(1,246)
Stock-based compensation expense	—	—	8,202	—	—	—	8,202
Foreign currency translation adjustment	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(2,011)	(2,011)
Balance at December 31, 2016	19,763	$2	$513,139	$(35,641)	$(112)	$(397,638)	$79,750
Issuance of stock under employee stock awards and other, net	1,063	—	2,597	—	—	—	2,597
Repurchases of common stock to be held in treasury	(10)	—	—	(65)	—	—	(65)
Issuance of stock for acquisition	215	—	1,603	—	—	—	1,603
Tax withholdings related to vesting of share-based payments	—	—	(3,284)	—	—	—	(3,284)
Stock-based compensation expense	—	—	8,957	—	—	—	8,957
Foreign currency translation adjustment	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	(31,133)	(31,133)
Balance at December 31, 2017	21,031	$2	$523,012	$(35,706)	$(17)	$(428,771)	$58,520
Issuance of stock under employee stock awards and other	1,079	1	2,016	—	—	—	2,017
Tax withholdings related to vesting of share-based payments	—	—	(3,961)	—	—	—	(3,961)
Stock-based compensation expense	—	—	9,969	—	—	—	9,969
Issuance of common stock in connection with follow-on public offering, net of offering costs	3,373	—	23,367	—	—	—	23,367
Foreign currency translation adjustment	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(23,190)	(23,190)
Balance at December 31, 2018	25,483	$3	$554,403	$(35,706)	$(52)	$(451,961)	$66,687

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(23,190)	$(31,133)	$(2,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,270	11,803	18,090
Deferred income taxes	46	(68)	(45)
Stock-based compensation	9,431	8,565	7,779
Gain on disposal of businesses and online properties	—	—	(40,230)
Other	15	(191)	111
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	(1,310)	(1,108)	3,502
Prepaid expenses and other current assets	(904)	705	238
Other long-term assets	274	81	(371)
Accounts payable	(806)	(1,140)	529
Accrued expenses and other liabilities	3,954	972	(166)
Deferred revenue	(1,082)	(142)	(519)
Net cash used in operating activities	(3,302)	(11,656)	(13,093)
Cash flows from investing activities
Purchases of property and equipment	(7,162)	(5,337)	(4,582)
Purchases of intangible assets	(45)	(286)	(147)
Cash received from disposal of businesses and online properties, net of cash disposed	—	4,285	36,815
Cash paid for acquisitions, net of cash acquired	(10,349)	(6,304)	(1,413)
Restricted deposits	—	606	—
Other	8	7	98
Net cash (used in) provided by investing activities	(17,548)	(7,029)	30,771
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	2,016	2,598	579
Repurchases of common stock	—	(65)	(4,874)
Proceeds from issuance of common stock	23,367	—	—
Taxes paid on net share settlements of restricted stock units	(3,961)	(3,284)	(1,246)
Cash paid for acquisition holdback	—	(119)	—
Cash paid for contingent consideration liability	(905)	—	—
Other	(68)	(65)	(32)
Net cash provided by (used in) financing activities	20,449	(935)	(5,573)
Effect of foreign currency on cash, cash equivalents and restricted cash	36	(36)	53
Change in cash, cash equivalents and restricted cash	(365)	(19,656)	12,158
Cash, cash equivalents and restricted cash, beginning of period	32,300	51,956	39,798
Cash, cash equivalents and restricted cash, end of period	$31,935	$32,300	$51,956

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$31,081	$31,344	$50,864
Restricted cash included in other current assets	136	136	136
Restricted cash included in other long-term assets	718	820	956
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,935	$32,300	$51,956

Supplemental disclosure of cash flows
Cash paid for interest	$5	$6	$4
Cash paid for taxes	$38	$112	$99
Stock issued for acquisitions	$—	$1,603	$—

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1. Company Background and Overview

Leaf Group Ltd. (“Leaf Group” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified consumer internet company that builds enduring, digital-first brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness and art and design.

Our business is comprised of two segments: Marketplaces and Media.

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of Society6.com (“Society6”) and our wholesale channel, Deny Designs (collectively “Society6 Group”), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Saatchi Art, inclusive of SaatchiArt.com (“Saatchi Art”) and its art fair event brand, The Other Art Fair (collectively, “Saatchi Art Group”), is a leading online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Leaf Group and its wholly owned subsidiaries. Acquisitions are included in our consolidated financial statements from the date of the acquisition. Our purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany transactions and balances have been eliminated in consolidation.

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

Our revenue is principally derived from the following products and services:

Product Revenue

We recognize product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Because we are the principal in a transaction and obtain control of the goods before they are transferred to the customer, we record product revenue at the gross amount. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

During the first quarter of 2017, we revised the terms of sales for Society6 to provide for the transfer of title and risk of loss upon shipment and began recognizing revenue upon the shipment of fulfilled orders. The impact of this change was an increase in product revenue of approximately $1.1 million for the year ended December 31, 2017. Such amounts would have been otherwise recorded as deferred revenue at the end of that period.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We generally recognize fair related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Content Sales and Licensing Revenue. We generate revenue from the sale or license of media content, including the creation and distribution of content for third-party brands and publishers. Revenue from the sale or perpetual license of media content is recognized when the control of content is transferred or when the right to use is transferred and the contractual performance obligations have been fulfilled. Revenue from the non-perpetual license of media content is recognized over the period of the license as the right to access content is delivered or when other related performance criteria are fulfilled. In circumstances where we distribute our content on third-party properties and the customer acts as the principal, we recognize revenue on a net basis.

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

Advertising Costs

Advertising costs are expensed as incurred and generally consist of internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our consolidated statements of operations. Advertising expense, not including customer acquisition marketing costs, was $5.2 million, $4.6  million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Operating Leases

For operating leases that include rent-free periods or escalation clauses over the term of the lease, we recognize rent expense on a straight-line basis and the difference between expense and amounts paid are recorded as deferred rent in current and long-term liabilities.

Product Development and Software Development Costs

Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $9.8 million (net of $12.2 million accumulated amortization) and $7.6 million (net of $10.9 million accumulated amortization) as of December 31, 2018 and 2017, respectively.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax expense (benefit) provision in the accompanying consolidated statements of operations.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Restricted stock units (“RSUs”) are considered outstanding common shares and included in the computation of basic income (loss) per share as of the date that all necessary conditions of vesting are satisfied. RSUs, stock options and stock issued pursuant to the ESPP are excluded from the diluted net income (loss) per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2018, 2017 and 2016, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

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

•	Third-party brands, publishers, and advertisers who engage us to create and publish content in a wide variety of formats, including videos, articles, and designed visual formats;
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

•

Credit card processors who facilitate the settlement of electronic payments from our marketplaces customers. Accounts receivable from credit card processors are typically received into our accounts at financial institutions within three business days; and

•	Third-party retail customers who purchase product through the wholesale channel of our marketplaces business.

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

The allowance for doubtful account activity is as follows (in thousands):

	Balance at	Charged to		Balance at
	beginning of	costs and	Write-offs, net	end of
	period	expenses	of recoveries	period
December 31, 2018	$209	$78	$—	$287
December 31, 2017	$27	$217	$(35)	$209
December 31, 2016	$197	$228	$(398)	$27

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

We continue to perform evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in less than $0.1 million, $0.7 million and $1.9 million of related accelerated amortization expense in the years ended December 31, 2018, 2017 and 2016, respectively. The net book value of capitalized media content is $0.3 million (net of $91.2 million accumulated amortization) and $1.3 million (net of $90.2 million accumulated amortization) as of December 31, 2018 and 2017, respectively.

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

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We did not recognize any impairment loss for long-lived assets for the years ended December 31, 2018, 2017 and 2016. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2018, we have two reporting units: Marketplaces and Media.

In the fourth quarter of 2017, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplified the subsequent measurement of goodwill by removing the second step of the two-step impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, goodwill impairment is the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, we may first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test for each reporting unit. We are required to perform a goodwill impairment test only if we conclude that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, the next step is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. The fair value of our reporting units is determined using both an income approach and market approach. Significant estimates in valuing our reporting units include, but are not limited to, revenue growth rates and operating margins, future expected cash flows, market comparables and discount rates. If the estimated fair value of a reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2018, 2017 and 2016, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were not significant.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new revenue standard may be applied retrospectively to each prior period presented or modified retrospectively with the cumulative effect recognized as of the date of adoption. We adopted the guidance in the first quarter of fiscal year 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenues for the year ended December 31, 2018 as a result of applying Topic 606.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for us commencing in the first quarter of fiscal year 2019. In July 2018, the FASB issued ASU 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have adopted Topic 842 as of January 1, 2019 using the new transition method, utilizing certain practical expedients allowable with the adoption of ASU 2016-02. Substantially all of our operating lease commitments with terms greater than 12 months will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. We expect the impact of the new leases standard on our consolidated balance sheets will be between $8.0 million and $11.0 million. We do not expect the adoption of this standard to have a material impact on the recognition, measurement or presentation of lease expenses within our consolidated statements of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. We adopted the guidance in the first quarter of fiscal year 2018. The guidance did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted the guidance in the first quarter of fiscal year 2018 using a retrospective transition method to each period presented. As of December 31, 2018 and 2017, we had a restricted cash balance of $0.9 million and $1.0 million, respectively, collateralizing a standby letter of credit associated with the lease of our headquarters office. Beginning in the first quarter of fiscal year 2018, the presentation of the beginning and ending amounts of cash on our statement of cash flows includes the restricted cash for each period presented.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted the guidance in the first quarter of fiscal year 2018. The guidance did not have a material impact to our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Subtopic 220), which permits a reclassification from accumulated other comprehensive income (loss) to retained earnings of the stranded tax effects resulting from application of the new corporate tax rate of 21% enacted in the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have completed our evaluation of the impact of this standard on the consolidated financial statements and the adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenues for the year ended December 31, 2018 as a result of applying Topic 606.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Year ended December 31,
	2018	2017	2016
Product
Marketplaces	$83,458	$75,784	$60,563
Service
Marketplaces	10,479	8,342	5,576
Media	61,105	44,864	47,313
Total revenue	$155,042	$128,990	$113,452

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the year ended December 31, 2018, we recognized $1.9 million of revenues that were included in the deferred revenue balance as of December 31, 2017.

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

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Computers and other related equipment	$10,859	$9,106
Purchased and internally developed software	29,758	26,319
Furniture and fixtures	1,470	1,503
Leasehold improvements	6,795	6,784
Machinery and related equipment	581	581
	49,463	44,293
Less accumulated depreciation	(36,337)	(32,628)
Property and equipment, net	$13,126	$11,665

At December 31, 2018 and 2017, total software under capital lease and vendor financing obligations was $3.8 million and was fully amortized. Amortization expense for assets under capital lease and vendor financing obligations was not material for the years ended December 31, 2018, 2017 and 2016.

Depreciation expense for the periods shown is classified as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Product costs	$961	$252	$—
Service costs	3,059	3,092	3,563
Sales and marketing	28	36	49
Product development	62	91	138
General and administrative	2,089	2,604	3,440
Total depreciation	$6,199	$6,075	$7,190

As a result of the shortening our estimated useful lives for certain assets, we recorded accelerated depreciation expense of approximately less than $0.1 million, $0.4 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2018
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$4,003	$(2,219)	$1,784	3.7
Artist relationships	12,223	(11,007)	1,216	4.1
Media content	91,489	(91,215)	274	5.1
Technology	6,204	(5,682)	522	4.6
Non-compete agreements	25	(25)	—	3.0
Trade names	16,257	(6,120)	10,137	9.9
	$130,201	$(116,268)	$13,933

	December 31, 2017
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$2,853	$(1,628)	$1,225	4.3
Artist relationships	12,235	(10,659)	1,576	4.1
Media content	91,445	(90,187)	1,258	5.1
Technology	6,204	(4,751)	1,453	4.6
Non-compete agreements	25	(20)	5	3.0
Trade names	9,889	(4,975)	4,914	10.2
	$122,651	$(112,220)	$10,431

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense by classification is shown below (in thousands):

	Year ended December 31,
	2018	2017	2016
Service costs	$1,035	$3,212	$7,037
Sales and marketing	948	692	2,319
Product development	931	1,101	987
General and administrative	1,157	723	557
Total amortization	$4,071	$5,728	$10,900

Service costs for the years ended December 31, 2018, 2017 and 2016 include an accelerated amortization charge of less than $0.1 million, $0.7 million and $1.9 million, respectively, as a result of the removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2018 is as follows (in thousands):

Estimated
Amortization
Year ending December 31,
2019	$3,177
2020	$2,236
2021	$1,810
2022	$1,573
2023	$1,303
Thereafter	$3,834

6. Goodwill

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2016	$11,167
Acquisitions	5,906
Foreign currency impact	79
Balance at December 31, 2017	$17,152
Acquisition	2,332
Foreign currency impact	(49)
Balance at December 31, 2018	$19,435

We have two reporting units, Marketplaces and Media. Goodwill related to our Marketplaces reporting unit was $17.1 million as of December 31, 2018. Goodwill related to our Media reporting unit was $2.3 million and was recorded in connection with the acquisition of Well+Good in June 2018.

For the year ended December 31, 2018, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2018. The fair value of our reporting units is determined using both an income approach and market approach. The change in goodwill in 2018 is attributable to the acquisition of Well+Good in June 2018.

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

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued payroll and related items	$4,769	$4,252
Artist payables	5,528	4,999
Accrued product costs	3,008	1,914
Accrued marketing	935	1,301
Contingent liabilities	1,082	1,176
Accrued post-combination consideration	1,819	—
Other	5,008	3,540
Accrued expenses and other current liabilities	$22,149	$17,182

Other long-term liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued rent	$1,320	$1,443
Contingent liabilities	976	1,944
Other	270	69
Other liabilities	$2,566	$3,456

As part of the acquisition of Deny Designs, contingent consideration of up to $3.6 million is payable to the seller annually in three equal installments on the first through third anniversary of the closing date of May 1, 2017. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our statements of operations. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. During the years ended December 31, 2018 and 2017, we recorded a fair value adjustment of less than $0.1 million and $0.3 million, respectively, to the liability, which was recorded to operating expense in our consolidated statements of operations. The estimated amount payable upon the second year anniversary is included in accrued expenses and other current liabilities, and estimated amounts payable upon the third anniversary is included in other liabilities in our consolidated balance sheets.

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases with non-cancelable periods ending between July 2019 and July 2024. The lease for our Santa Monica facility expires in July 2024.

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2018 (in thousands):

Operating
leases
Year ending December 31,
2019	$2,765
2020	2,275
2021	2,281
2022	2,183
2023	2,236
Thereafter	1,336
Total minimum lease payments	$13,076

As of December 31, 2018, future lease payments under capital leases were not material. We incurred rent expense of $2.9 million, $2.6 million and $2.3 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

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

9. Income Taxes

Income (loss) from operations before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Domestic	$(22,050)	$(30,593)	$(1,856)
Foreign	(1,045)	(577)	(165)
Loss from operations before income taxes	$(23,095)	$(31,170)	$(2,021)

Income tax (expense) benefit consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Current (expense) benefit:
Federal	$—	$—	$—
State	(53)	(85)	(6)
International	6	55	(22)
Deferred (expense) benefit:
Federal	(45)	(22)	—
State	(17)	(5)	—
International	14	94	38
Total income tax (expense) benefit	$(95)	$37	$10

The reconciliation of the federal statutory income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016, to our effective income tax rate is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Expected income tax benefit at U.S. statutory rate	$4,856	$10,909	$707
Difference between U.S. and foreign taxes	(4)	(92)	(32)
State tax (expense) benefit, net of federal taxes	461	325	(41)
Stock-based compensation	459	243	(725)
Meals and entertainment	(120)	(116)	(98)
Non-deductible officer compensation	(907)	(1,463)	—
Deferred tax changes due to new tax rate and other adjustments	1,043	(32,304)	(1,371)
Valuation allowance	(5,888)	22,530	1,549
Other	5	5	21
Total income tax benefit (expense)	$(95)	$37	$10

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) took effect. The enactment of the 2017 Act requires the remeasurement of deferred taxes at the new corporation tax rate of 21%, for which we have recorded a provisional amount that reduces the net deferred tax assets, before valuation allowance, by $38.4 million in 2017. Due to a full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. As of December 31, 2018, we have completed our analysis on the tax impact relating to the 2017 Act and no material changes were made to the provisional amounts recorded.

Other significant provisions that may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, deductions related to foreign derived intangible income, and a minimum tax on certain foreign earnings. We do not expect these provisions to have material impact to our tax positions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Accrued liabilities not currently deductible	$1,929	$1,542
Intangible assets—excess of tax basis over financial statement basis	17,729	21,327
Federal impact of deferred state taxes	3	(2,011)
Net operating losses	52,751	45,268
Stock-based compensation	1,761	2,152
Other	410	399
	74,583	68,677
Deferred tax liabilities:
Intangible assets—excess of financial statement basis over tax basis	(206)	(332)
Property and equipment	(986)	(755)
	(1,192)	(1,087)
Valuation allowance	(73,477)	(67,630)
Net deferred tax liabilities	$(86)	$(40)

Current	$—	$—
Non-current	(86)	(40)
	$(86)	$(40)

We had federal net operating loss (“NOL”) carryforwards of approximately $220.1 million and $189.8 million as of December 31, 2018 and 2017, respectively. NOLs generated prior to January 1, 2018 expire between 2021 and 2037. NOLs generated since January 1, 2018 can be carried forward indefinitely. In addition, as of December 31, 2018 and 2017 we had state NOL carryforwards of approximately $77.8 million and $65.4 million which expire between 2019 and 2038.

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

We reduce the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of a portion of the deferred tax assets. However, the reversal of deferred tax liabilities associated with tax deductible goodwill can be a source of taxable income to support the realization of a deductible temporary difference that is scheduled to reverse into net operating losses with an unlimited carryforward period. Except for the deferred tax liabilities resulting from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As we have insufficient history of generating income, we have determined it is more likely than not that we will not realize the benefit of all our deferred tax assets and accordingly a valuation allowance of $73.5 million and $67.6 million against our deferred taxes was required at December 31, 2018 and 2017, respectively. The change in the valuation allowance for the years ended December 31, 2018, 2017 and 2016 was an increase of $5.9 million, a decrease of $22.5 million and a decrease of $2.8 million,  respectively, all of which was recorded in income tax benefit (expense). As we have no sustained history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain income tax positions during the years ended December 31, 2018, 2017 or 2016 and we do not expect our uncertain tax positions to have a material impact on our consolidated financial statements within the next twelve months. The total gross amount of unrecognized tax benefits was not material as of December 31, 2018 and 2017.

We file a U.S. federal and various state tax returns. The tax years 2007 to 2017 remain subject to examination by the Internal Revenue Service and most tax years since our incorporation are subject to examination by various state authorities.

10. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. We made matching contributions of $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

11. Stock-based Compensation Plans and Awards

Stock Incentive Plans

The 2010 Incentive Award Plan (the “2010 Plan”) was adopted by the board of directors, and approved by the Company’s stockholders in August 2010. In connection with the adoption of the 2010 Plan on August 5, 2010, 0.06 million stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. An amended and restated version of the 2010 Plan (the “2010 A&R Plan”) was adopted by the board of directors on April 23, 2015 and approved by the Company’s stockholders on June 11, 2015. Upon adoption of the 2010 A&R Plan, up to 5.6 million stock options, restricted stock, restricted stock unit and other incentive awards were reserved for future grant to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified and may be granted under the 2010 A&R Plan. In addition, awards available for grant under the 2010 A&R Plan shall be increased on an annual basis as of January 1st of each fiscal year through January 2020 by an amount equal to the lesser of (i) 1.2 million (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2018, 3.3 million stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and vest upon the first anniversary of the grant date and then quarterly or monthly thereafter over a 3 or 4-year period. Restricted stock unit awards generally vest upon the first anniversary of the grant date and then quarterly or monthly thereafter over a 3 or 4-year period. Certain stock options and restricted stock unit awards have accelerated vesting provisions in the event of a change in control.

Valuation of Awards

The per share fair value of stock options granted with service conditions was determined on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2018	2017	2016
Expected life (in years)	5.8	5.9	6.0
Risk-free interest rate	2.9%	1.9%	1.3%
Expected volatility range	44.2%	53.0%	53.6%
Expected dividend yield	—	—	—

Award Activity

Stock Options

Stock option activity is as follows (in thousands, except per share data):

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise	term	intrinsic
	outstanding	price	(in years)	value
Outstanding at December 31, 2017	2,140	$9.09	6.95	$4,443
Options granted	47	$10.49
Options exercised	(289)	$5.97
Options forfeited or cancelled	(45)	$7.62
Outstanding at December 31, 2018	1,853	$9.65	6.09	$879
Exercisable at December 31, 2018	1,705	$9.87	5.92	$758
Vested and expected to vest at December 31, 2018	1,850	$9.66	6.07	$875

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the fair value of our common stock at December 31, 2018 and 2017 and their exercise prices, respectively for all awards where the fair value of our common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.

Information related to stock-based compensation activity is as follows (in thousands, except per share data):

	Year ended December 31,
	2018	2017	2016
Weighted average fair value of options granted (per option)	$4.75	$4.01	$2.76
Intrinsic value of options exercised	$1,167	$893	$97

As of December 31, 2018, there was approximately $0.5 million of stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

		Weighted
		average
	Number of	grant date
	shares	fair value
Unvested at December 31, 2017	1,888	$7.13
Granted	1,605	$8.16
Vested	(1,198)	$6.97
Forfeited	(374)	$7.64
Unvested at December 31, 2018	1,921	$7.99

The total fair value of restricted stock units that vested in the years ended December 31, 2018, 2017 and 2016 was $8.3 million, $5.7 million and $3.5 million, respectively.

As of December 31, 2018, there was approximately $11.4 million of unrecognized stock-based compensation cost related to non-vested RSUs. The amount is expected to be recognized over a weighted average period of 2.0 years. To the extent that the actual forfeiture rate is different from the anticipated, stock-based compensation expense related to these awards will be different.

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP currently provides for a 12-month offering period which is comprised of two consecutive six-month purchase periods, one from May to November and the other from November to May. A maximum of 500 shares of common stock may be purchased by each participant during each six-month purchase period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 12-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 27% and 47% for each of the two purchase periods in the current offering period. The expense related to the years ended December 31, 2018, 2017 and 2016 was not material.  There were 1.6 million shares of common stock remaining authorized for issuance under the ESPP at December 31, 2018.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Service costs	$699	$599	$1,174
Sales and marketing	937	759	725
Product development	2,278	1,847	1,502
General and administrative	5,517	5,360	4,378
Total stock-based compensation	$9,431	$8,565	$7,779

 There was no income tax benefit related to stock-based compensation included in net income (loss) for the years ended December 31, 2018 and 2017 as the Company generated current year taxable losses without stock-based compensation.

During each of the years ended December 31, 2018, 2017 and 2016, $0.5 million of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

During the year ended December 31, 2016, we accelerated the vesting of certain stock awards in connection with the sale of our Cracked business, resulting in approximately $0.8 million in stock-based compensation expense.

12. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016. Repurchases of approximately 10,000 shares were initiated in the fourth quarter of 2016 but settled in the first quarter of 2017 for an aggregate amount of less than $0.1 million. As of December 31, 2018, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of December 31, 2018, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

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

As of each of the periods ended December 31, 2018 and 2017, we did not have any Level 1 or Level 2 financial assets or liabilities measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our consolidated statements of operations. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. During the years ended December 31, 2018 and 2017, we recorded a fair value adjustment of less than $0.1 million and $0.3 million, respectively, to the liability, which was recorded to operating expense in our consolidated statements of operations. We classify our contingent consideration resulting from acquisitions within the Level 3 fair value hierarchy, as the valuation inputs are based on unobservable inputs.

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

During the years ended December 31, 2018, 2017 and 2016, we acquired businesses consistent with our plan of acquiring, consolidating and developing marketplaces and media properties. In addition to identifiable assets acquired in these business combinations, our goodwill primarily derives from the ability to generate synergies across our businesses.

Year ended December 31, 2018

On June 5, 2018, we acquired 100% of the issued and outstanding membership interests of Well+Good LLC (“Well+Good”), a health and wellness media company, for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and will be expensed over the service period in the consolidated statements of operations.

The total fair value of the purchase price for the acquisition approximated $12.3 million and was allocated to Well+Good’s tangible and intangible assets acquired and liabilities assumed, based on their fair values as of June 5, 2018, the closing date of the acquisition. The excess of the purchase price over the net assets and liabilities acquired was recorded as goodwill. The valuation of the fair value of tangible and intangible assets acquired and liabilities assumed was finalized as of December 31, 2018 and there was no material impact to the consolidated statements of operations as a result of measurement-period adjustments. Well+Good operates as part of our media segment.

The following table summarizes the allocation of the purchase price for Well+Good (in thousands):

Goodwill	$2,332
Trademark	6,400
Customer relationships	1,150
Cash and cash equivalents	1,224
Accounts receivable	2,676
Other current assets	293
Property, plant and equipment	10
Other long-term assets	113
Trade accounts payable	(272)
Other accrued liabilities	(528)
Deferred revenue	(1,132)
Total	$12,266

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

The acquisition is included in our consolidated financial statements as of the closing date of the acquisition, which was June 5, 2018. For the year ended December 31, 2018, revenue generated by Well+Good subsequent to its acquisition included in our consolidated statements of operations was $8.4 million. For the year ended December 31, 2018, Well+Good generated a pre-tax loss of $1.2 million subsequent to its acquisition included in our consolidated statements of operations.

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

The trademark, customer relationships, artist relationships, and technology we acquired have estimated useful lives of ten years, five years, three years, and three years, respectively. The estimated weighted average useful life of the intangible assets we acquired in total is seven years. Goodwill is primarily derived from our ability to generate synergies with Deny Designs’ products and services with our other marketplaces. The goodwill will be included as part of our Marketplaces reporting unit and is deductible for tax purposes.

The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our consolidated statements of operations. During the years ended December 31, 2018 and 2017, we recorded a fair value adjustment of less than $0.1 million and $0.3 million, respectively, to the liability, which was recorded to operating expense in our consolidated statements of operations. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our consolidated balance sheets.

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

The acquisition is included in our consolidated financial statements as of the closing date of the acquisition, which was July 7, 2016. Operating income and pro forma financial information for The Other Art Fair for the year ended December 31, 2016 was not material to our financial results.

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

Supplemental Pro forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition of Deny Designs had occurred on January 1, 2016 and the acquisition of Well+Good had occurred on January 1, 2017, is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Revenue	$159,786	$139,345	$121,818
Net loss	(23,682)	(31,971)	(2,504)

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented.

Dispositions

Year ended December 31, 2016

In April 2016, we completed the sale of substantially all of the assets relating to our Cracked business, including the Cracked.com humor website, to Scripps Media, Inc., a subsidiary of The E.W. Scripps Company, for a cash purchase price of $39.0 million. A portion of the purchase price equal to $3.9 million was placed into escrow at closing to cover certain of our post-closing indemnification obligations. In July 2017, the full escrow amount of $3.9 million was released and paid to us following the expiration of the indemnification period. Revenue for the Cracked business for the year ended December 31, 2016 (through the sale date of April 12, 2016) was $1.8 million. The Cracked business had a pre-tax loss of $1.9 million for the year ended December 31, 2016 (through the sale date of April 12, 2016), excluding allocations for corporate costs and including stock-based compensation expense resulting from the sale. The sale did not meet the definition of discontinued operations under ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

As a result of the sale of the Cracked business, we recognized a gain of $38.1 million, recorded in other (expense) income, net, which included $0.6 million in net assets sold and $0.3 million in transaction costs incurred in connection with the sale.

In addition, during the year ended December 31, 2016, we sold two of our non-core media properties for total cash consideration of $2.1 million, including $0.4 million received during the year ended December 31, 2017, resulting in a gain of $2.1 million, recorded in other (expense) income, net.

15. Business Segments

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

Our chief operating decision maker (the “CODM”) uses revenue and operating contribution to evaluate the profitability of our operating segments; all other financial information is reviewed by the CODM on a consolidated basis. Segment operating contribution reflects segment revenue less operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses and also excluding: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses. Our CODM does not evaluate our operating segments using asset information. We do not aggregate our operating segments. The majority of our principal operations and assets are located in the United States.

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Segment Revenue:
Marketplaces	$93,937	$84,126	$66,139
Media	61,105	44,864	47,313
Total revenue	$155,042	$128,990	$113,452

Segment Operating Expenses:
Marketplaces(1)	$95,068	$86,656	$65,513
Media(1)	34,686	26,616	36,510
Add:
Corporate expenses(2)	27,089	26,691	27,845
Consolidated operating expenses	$156,843	$139,963	$129,868

Segment Operating Contribution:
Marketplaces(3)	$(1,131)	$(2,530)	$626
Media(3)	26,419	18,248	10,803
Add (deduct):
Corporate expenses(2)	(27,089)	(26,691)	(27,845)
Acquisition, disposition and realignment costs(4)	320	299	1,396
Adjusted EBITDA(5)	$(1,481)	$(10,674)	$(15,020)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(1,481)	$(10,674)	$(15,020)
Add (deduct):
Interest income (expense), net	305	190	92
Other (expense) income, net	(78)	(19)	40,172
Depreciation and amortization(6)	(10,270)	(11,803)	(18,090)
Stock-based compensation(7)	(9,431)	(8,565)	(7,779)
Acquisition, disposition, realignment and contingent payment costs(8)	(2,140)	(299)	(1,396)
Loss before income taxes	$(23,095)	$(31,170)	$(2,021)

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

(3)

Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statements of operations of certain expenses and is not directly comparable to similar measures used by other companies.

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

Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Domestic	$129,519	$102,553	$90,504
International	25,523	26,437	22,948
Total revenue	$155,042	$128,990	$113,452

16. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2018, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

A substantial portion of our advertising revenue is generated from multiple arrangements with one customer. Customers comprising more than 10% of consolidated revenue were as follows:

	Year ended December 31,
	2018	2017	2016
Google Inc.	25%	24%	27%

Customers comprising more than 10% of the consolidated accounts receivable balance were as follows:

	Year ended December 31,
	2018	2017
Google Inc.	25%	34%

17. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year ended December 31,
	2018	2017	2016
Net loss	$(23,190)	$(31,133)	$(2,011)
Weighted average common shares outstanding—basic and diluted	24,581	20,501	20,152
Net loss per share - basic and diluted	$(0.94)	$(1.52)	$(0.10)

For the years ended December 31, 2018, 2017 and 2016, we excluded 3.8 million, 4.1 million and 4.8 million shares, respectively, from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive.

For the years ended December 31, 2018 and 2017, had we reported net income, approximately 1.2 million and 0.9 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

18. Subsequent Events

On February 1, 2019, pursuant to an Asset Purchase Agreement, we acquired substantially all of the assets of Only In Your State, LLC, including its website that focuses on travel and local tourism for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations.