Form 10-Q
period 2019-03-31
LEAF GROUP LTD.
filed 2019-05-08
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-35048

LEAF GROUP LTD.

(Exact name of registrant as specified in its charter)

Delaware	20-4731239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1655 26th Street Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

(310) 656-6253

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LEAF	New York Stock Exchange

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

As of April 30, 2019, there were 25,853,923 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$19,665	$31,081
Accounts receivable, net	10,836	12,627
Prepaid expenses and other current assets	3,871	3,932
Total current assets	34,372	47,640
Property and equipment, net	13,087	13,126
Operating lease right-of-use assets	8,709	—
Intangible assets, net	15,023	13,933
Goodwill	19,454	19,435
Other assets	793	988
Total assets	$91,438	$95,122

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,483	$1,519
Accrued expenses and other current liabilities	17,667	22,149
Deferred revenue	3,470	2,115
Total current liabilities	24,620	25,783
Deferred tax liability	102	86
Operating lease liabilities	8,029	—
Other liabilities	1,266	2,566
Total liabilities	34,017	28,435
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 27,457 and 25,802 shares issued and outstanding at March 31, 2019 and 27,138 and 25,483 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	555,396	554,403
Treasury stock at cost, 1,655 shares at March 31, 2019 and December 31, 2018	(35,706)	(35,706)
Accumulated other comprehensive loss	(25)	(52)
Accumulated deficit	(462,247)	(451,961)
Total stockholders’ equity	57,421	66,687
Total liabilities and stockholders’ equity	$91,438	$95,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018
Revenue:
Product revenue	$17,541	$18,451
Service revenue	16,497	15,296
Total revenue	34,038	33,747
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	13,818	13,337
Service costs (exclusive of amortization of intangible assets shown separately below)	7,912	6,287
Sales and marketing	7,638	6,989
Product development	5,569	4,710
General and administrative	8,540	7,308
Amortization of intangible assets	917	1,026
Total operating expenses	44,394	39,657
Loss from operations	(10,356)	(5,910)
Interest income	122	18
Interest expense	(4)	(1)
Other expense, net	(7)	(8)
Loss before income taxes	(10,245)	(5,901)
Income tax expense	(41)	(24)
Net loss	$(10,286)	$(5,925)

Net loss per share - basic and diluted	$(0.40)	$(0.26)
Weighted average number of shares - basic and diluted	25,601	22,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(10,286)	$(5,925)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	27	52
Comprehensive loss	$(10,259)	$(5,873)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended March 31, 2019
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2018	25,483	$3	$554,403	$(35,706)	$(52)	$(451,961)	$66,687
Issuance of stock under employee stock awards and other, net	319	—	270	—	—	—	270
Tax withholdings related to vesting of share-based payments	—	—	(1,322)	—	—	—	(1,322)
Stock-based compensation expense	—	—	2,045	—	—	—	2,045
Foreign currency translation adjustment	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(10,286)	(10,286)
Balance at March 31, 2019	25,802	$3	$555,396	$(35,706)	$(25)	$(462,247)	$57,421

	Three months ended March 31, 2018
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2017	21,031	$2	$523,012	$(35,706)	$(17)	$(428,771)	$58,520
Issuance of stock under employee stock awards and other, net	326	—	148	—	—	—	148
Tax withholdings related to vesting of share-based payments	—	—	(1,402)	—	—	—	(1,402)
Stock-based compensation expense	—	—	2,320	—	—	—	2,320
Issuance of common stock in connection with follow-on public offering, net of offering costs	3,373	—	23,367	—	—	—	23,367
Foreign currency translation adjustment	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	(5,925)	(5,925)
Balance at March 31, 2018	24,730	$2	$547,445	$(35,706)	$35	$(434,696)	$77,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(10,286)	$(5,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,716	2,455
Non-cash lease expense	475	—
Deferred income taxes	16	11
Stock-based compensation	1,921	2,208
Other	23	100
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	1,767	(323)
Prepaid expenses and other current assets	61	(479)
Other long-term assets	60	55
Operating lease ROU assets and liabilities	(796)	—
Accounts payable	1,881	(387)
Accrued expenses and other liabilities	(6,156)	(2,886)
Deferred revenue	1,355	(128)
Net cash used in operating activities	(6,963)	(5,299)
Cash flows from investing activities
Purchases of property and equipment	(1,607)	(1,673)
Purchases of intangible assets	—	(29)
Cash paid for acquisitions, net of cash acquired	(1,900)	—
Net cash used in investing activities	(3,507)	(1,702)
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	270	148
Proceeds from issuance of common stock	—	23,367
Taxes paid on net share settlements of restricted stock units	(1,322)	(1,402)
Other	(30)	(17)
Net cash (used in) provided by financing activities	(1,082)	22,096
Effect of foreign currency on cash, cash equivalents and restricted cash	—	(18)
Change in cash, cash equivalents and restricted cash	(11,552)	15,077
Cash, cash equivalents and restricted cash, beginning of period	31,935	32,300
Cash, cash equivalents and restricted cash, end of period	$20,383	$47,377

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$19,665	$46,523
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	582	718
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$20,383	$47,377

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

Media

Our Media segment brands educate and entertain consumers across a wide variety of life topics, including the popular fitness and wellness and home and design verticals. In the fitness and wellness vertical our leading brands include Well+Good and Livestrong.com which help people lead healthier lives. In the home and design vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 50 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2019 and 2018 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of March 31, 2019, our results of operations for the three months ended March 31, 2019 and 2018, and our cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2018 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), for interim financial information and with the instructions from the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for us commencing in the first quarter of fiscal year 2019. In July 2018, the FASB issued ASU 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have adopted Topic 842 as of January 1, 2019 using the new transition method, utilizing certain practical expedients allowable with the adoption of ASU 2016-02. Substantially all of our operating lease commitments with terms greater than 12 months are subject to the new guidance and are recognized as operating lease liabilities and right-of-use assets upon adoption. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $9.2 million and $10.3 million respectively, as of January 1, 2019. The standard did not have a material impact on the recognition, measurement or presentation of lease expenses within our consolidated statements of operations or cash flows.

3. Revenue Recognition

Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate the transaction price to each performance obligation based on the estimated standalone selling price of the promised good or service. We allocate any arrangement fee or other incentive or promotional offers to each of the elements based on their relative selling prices.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where we recognize revenue in the amount which we have the right to invoice for services performed. We do not capitalize costs incurred to fulfill a contract when the contract term is one year or less.

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

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We recognize fair-related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended March 31,
	2019	2018
Product
Marketplaces	$17,541	$18,451
Service
Marketplaces	3,297	2,516
Media	13,200	12,780
Total revenue	$34,038	$33,747

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the three months ended March 31, 2019, we recognized $1.7 million of revenues that were included in the deferred revenue balance as of December 31, 2018.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Computers and other related equipment	$11,173	$10,859
Purchased and internally developed software	31,163	29,758
Furniture and fixtures	1,472	1,470
Leasehold improvements	6,795	6,795
Machinery and related equipment	581	581
	51,184	49,463
Less accumulated depreciation	(38,097)	(36,337)
Property and equipment, net	$13,087	$13,126

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million for each of the three months ended March 31, 2019 and 2018, is shown by classification below (in thousands):

	Three months ended March 31,
	2019	2018
Product costs	$368	$182
Service costs	936	654
Sales and marketing	7	8
Product development	11	20
General and administrative	477	565
Total depreciation	$1,799	$1,429

5. Goodwill and Intangible Assets

The following table represents the changes in our goodwill balance (in thousands):

Balance at December 31, 2018	$19,435
Foreign currency impact	19
Balance at March 31, 2019	$19,454

We have two reporting units, Marketplaces and Media. Goodwill related to our Marketplaces reporting unit was $17.1 million as of March 31, 2019. Goodwill related to our Media reporting unit was $2.3 million and was recorded in connection with the acquisition of Well+Good in June 2018.

Intangible assets consisted of the following (in thousands):

	March 31, 2019
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(2,433)	$1,570
Artist relationships	12,227	(11,099)	1,128
Media content	91,489	(91,282)	207
Technology	6,204	(5,844)	360
Non-compete agreements	25	(25)	—
Trade names	18,269	(6,511)	11,758
	$132,217	$(117,194)	$15,023

	December 31, 2018
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(2,219)	$1,784
Artist relationships	12,223	(11,007)	1,216
Media content	91,489	(91,215)	274
Technology	6,204	(5,682)	522
Non-compete agreements	25	(25)	—
Trade names	16,257	(6,120)	10,137
	$130,201	$(116,268)	$13,933

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended March 31,
	2019	2018
Service costs	$67	$369
Sales and marketing	302	160
Product development	162	293
General and administrative	386	204
Total amortization	$917	$1,026

6. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued payroll and related items	$2,463	$4,769
Artist payables	4,881	5,528
Accrued product costs	1,474	3,008
Operating lease liabilities	1,812	—
Contingent liabilities	1,194	1,082
Accrued post-combination consideration	—	1,819
Other	5,843	5,943
Accrued expenses and other current liabilities	$17,667	$22,149

Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued rent	$—	$1,320
Contingent liabilities	1,038	976
Other	228	270
Other liabilities	$1,266	$2,566

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million is payable to the seller annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our condensed consolidated statement of operations. The fair value adjustment to the liability for the three months ended March 31, 2019 was not material. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. The estimated amount payable upon the second year anniversary is included in accrued expenses and other current liabilities, and estimated amounts payable upon the third anniversary is included in other liabilities in our condensed consolidated balance sheets.

7. Leases

We adopted ASU 2016-02—Leases (Topic 842) as of January 1, 2019, using the new transition method issued under ASU 2018-11, which allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also allows an entity to elect not to recast their comparative periods in transition. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to short-term leases, allowing us to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have operating leases primarily for office space facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases have remaining lease terms of one year to six years, some of which include options to extend the leases for up to five years or to terminate the leases within one year. Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2019, finance leases were not material.

As of March 31, 2019, lease expense was comprised of $0.7 million in operating lease cost.

Supplemental cash flow information related to leases was as follows (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$737

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Operating leases:
Operating lease right-of-use assets	$8,709

Other current liabilities	1,812
Operating lease liabilities	8,029
Total operating lease liabilities	$9,841

Weighted average remaining lease term:
Operating leases	5 years

Weighted average discount rate:
Operating leases	9%

Maturities of operating lease liabilities as of March 31, 2019 were as follows (in thousands):

Operating
Leases
2019	$2,028
2020	2,275
2021	2,281
2022	2,183
2023	2,236
Thereafter	1,336
Total lease payments	12,339
Less imputed interest	(2,498)
Total operating lease liabilities	$9,841

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2018 (in thousands):

Operating
leases
Year ending December 31,
2019	$2,765
2020	2,275
2021	2,281
2022	2,183
2023	2,236
Thereafter	1,336
Total minimum lease payments	$13,076

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of March 31, 2019, these leases have non-cancelable periods ending between June 2018 and July 2024. The lease for our Santa Monica office facility expires in July 2024.

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

9. Income Taxes

Income tax expense was less than $0.1 million for each of the three months ended March 31, 2019 and 2018.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and no interest or penalties were recognized in the three months ended March 31, 2019 or 2018. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three months ended March 31, 2019 or 2018, and we do not expect our uncertain tax position to change materially during the next twelve months.

We file tax returns in the United States, at both the federal and state level, and in several foreign jurisdictions. Due to net operating loss carryforwards, our tax returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted. As of December 31, 2018, we had completed our analysis on the tax impact relating to the 2017 Act and no material changes were made to the provisional amounts recorded. There was no additional impact on the income tax provision as of March 31, 2019.

10. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Service costs	$181	$149
Sales and marketing	80	210
Product development	592	508
General and administrative	1,068	1,341
Total stock-based compensation	$1,921	$2,208

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2018	1,853
Options granted	22
Options exercised	(44)
Options forfeited or cancelled	(29)
Outstanding at March 31, 2019	1,802

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2018	1,921
Granted	1,256
Vested	(438)
Forfeited	(124)
Unvested at March 31, 2019	2,615

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

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of March 31, 2019, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of March 31, 2019, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

12. Acquisitions and Dispositions

Acquisitions

On February 1, 2019, pursuant to an Asset Purchase Agreement, we acquired substantially all of the assets of Only In Your State, LLC, including its website that focuses on travel and local tourism for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations.

We evaluated the acquisition of Only In Your State under ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. Based on the results of the analysis performed, we determined that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. As a result, we concluded that the acquisition of Only In Your State represents an asset acquisition and does not represent a business combination to be accounted for under ASC 805. The total purchase price of $2.0 million was preliminarily allocated entirely to the trademark acquired, which has an estimated useful life of ten years. Our preliminary allocation and valuation of the fair value of individual assets acquired is based on estimates and assumptions and is subject to change pending finalization of the allocation and valuation.

The acquisition is included in our condensed consolidated financial statements as of the closing date of the acquisition, which was February 1, 2019. Acquisition-related transaction costs were not material.

13. Business Segments

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Segment Revenue:
Marketplaces	$20,838	$20,967
Media	13,200	12,780
Total revenue	$34,038	$33,747

Segment Operating Expenses:
Marketplaces(1)	$22,149	$20,906
Media(1)	9,591	7,323
Add:
Corporate expenses(2)	7,927	6,765
Consolidated operating expenses	$39,667	$34,994

Segment Operating Contribution:
Marketplaces(3)	$(1,311)	$61
Media(3)	3,609	5,457
Add (deduct):
Corporate expenses(2)	(7,927)	(6,765)
Acquisition, disposition and realignment costs(4)	—	—
Adjusted EBITDA(5)	$(5,629)	$(1,247)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(5,629)	$(1,247)
Add (deduct):
Interest income (expense), net	118	17
Other (expense) income, net	(7)	(8)
Depreciation and amortization(6)	(2,716)	(2,455)
Stock-based compensation(7)	(1,921)	(2,208)
Acquisition, disposition, realignment and contingent payment costs(8)	(90)	—
Loss before income taxes	$(10,245)	$(5,901)

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

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Domestic	$28,272	$27,196
International	5,766	6,551
Total revenue	$34,038	$33,747

14. Fair Value

As of each of the periods ended March 31, 2019 and 2018, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million. The fair value adjustment to the liability for each of the three months ended March 31, 2019 and 2018 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Net loss	$(10,286)	$(5,925)
Weighted average common shares outstanding—basic and diluted	25,601	22,957
Net loss per share - basic and diluted	$(0.40)	$(0.26)

For the three months ended March 31, 2019 and 2018, we excluded 4.4 million and 4.1 million shares, respectively,  from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

For the three months ended March 31, 2019 and 2018, had we reported net income, approximately 0.6 million and 0.8 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2018 Annual Report, which was filed with the SEC on March 4, 2019, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2018 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Our Marketplaces segment primarily generates revenue from the sale of products and services through our art and design marketplaces. Society6 Group revenue is generated from the sale of made-to-order products. Saatchi Art Group primarily generates revenue through commissions on the final sale price of original works of art and from various sources relating to the hosting of in-person art fairs, including commissions from the sale of original art, fees paid by artists for stands and through sponsorship opportunities with third-party brands and advertisers.

Media

Our Media segment brands educate and entertain consumers across a wide variety of life topics, including the popular fitness and wellness and home and design verticals. In the fitness and wellness vertical, our leading brands include Well+Good and Livestrong.com which help people lead healthier lives. In the home and design vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 50 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

Our brands each develop a distinct voice and create content that connects with their consumers across a wide variety of platforms, devices and formats. In order to improve our engagement with consumers, we continually redesign and update our websites; refine our content library; evaluate and adjust ad unit density; and develop new ways of integrating the messages from our advertising partners. Our revenues are driven by growing the number of consumers and increasing the number of visits through improving the user and content experience, fostering genuine connections between our audience and their brands and providing engaging advertising or sponsorship opportunities to our partners.

Revenue

For the three months ended March 31, 2019 and 2018, we reported revenue of $34.0 million and $33.7 million, respectively. For the three months ended March 31, 2019 and 2018, Marketplaces revenue accounted for 61% and 62% of our total revenue, respectively, and Media revenue accounted for 39% and 38% of our total revenue, respectively.

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

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended March 31,
	2019	2018	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	297,245	307,935	(3)%
Gross Transaction Value (in thousands)	$27,137	$26,592	2%
Media Metrics(2)(3):
Visits - Google Analytics (in thousands)	701,135	786,314	(11)%
Revenue per Visit (Google Analytics)	$18.83	$16.25	16%
(1)

Marketplaces Metrics excludes transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at fairs, sponsorship fees and ticket sales.

(2)

For a discussion of these period-to-period changes in the number of transactions, gross transaction value, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.

Basis of Presentation

Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We recognize fair-related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

We believe that the estimates and assumptions associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill, capitalization and useful lives associated with our intangible assets, the recoverability of our long-lived assets including our media content, income taxes, and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2018 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2018 Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2019	2018
Revenue:
Product revenue	$17,541	$18,451
Service revenue	16,497	15,296
Total revenue	34,038	33,747
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	13,818	13,337
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	7,912	6,287
Sales and marketing(1)(2)	7,638	6,989
Product development(1)(2)	5,569	4,710
General and administrative(1)(2)	8,540	7,308
Amortization of intangible assets	917	1,026
Total operating expenses	44,394	39,657
Loss from operations	(10,356)	(5,910)
Interest income	122	18
Interest expense	(4)	(1)
Other expense, net	(7)	(8)
Loss before income taxes	(10,245)	(5,901)
Income tax expense	(41)	(24)
Net loss	$(10,286)	$(5,925)

(1) Depreciation expense included in the above line items:
Product costs	$368	$182
Service costs	936	654
Sales and marketing	7	8
Product development	11	20
General and administrative	477	565
Total depreciation	$1,799	$1,429

(2) Stock-based compensation included in the above line items:
Service costs	$181	$149
Sales and marketing	80	210
Product development	592	508
General and administrative	1,068	1,341
Total stock-based compensation	$1,921	$2,208

As a percentage of revenue:

	Three months ended March 31,
	2019	2018
Revenue:
Product revenue	51.5%	54.7%
Service revenue	48.5%	45.3%
Total revenue	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	40.6%	39.5%
Service costs (exclusive of amortization of intangible assets shown separately below)	23.2%	18.6%
Sales and marketing	22.4%	20.7%
Product development	16.4%	14.0%
General and administrative	25.1%	21.7%
Amortization of intangible assets	2.7%	3.0%
Total operating expenses	130.4%	117.5%
Loss from operations	(30.4)%	(17.5)%
Interest income	0.3%	—%
Interest expense	—%	—%
Other expense, net	—%	—%
Loss before income taxes	(30.1)%	(17.5)%
Income tax expense	(0.1)%	(0.1)%
Net loss	(30.2)%	(17.6)%

Segment results (in thousands):

	Three months ended March 31,
	2019	2018	% Change
Segment Revenue:
Marketplaces	$20,838	$20,967	(1)%
Media	13,200	12,780	3%
Total revenue	$34,038	$33,747	1%

Segment Operating Expenses:
Marketplaces(1)	$22,149	$20,906	6%
Media(1)	9,591	7,323	31%
Add:
Corporate expenses(2)	7,927	6,765	17%
Consolidated operating expenses	$39,667	$34,994	13%

Segment Operating Contribution:
Marketplaces(3)	$(1,311)	$61	(2,249)%
Media(3)	3,609	5,457	(34)%
Add (deduct):
Corporate expenses(2)	(7,927)	(6,765)	(17)%
Acquisition, disposition and realignment costs(4)	—	—	—%
Adjusted EBITDA(5)	$(5,629)	$(1,247)	(351)%

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

See Note 13 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Non-GAAP Financial Measures” below for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Marketplaces Revenue

Marketplaces revenue decreased by $0.1 million, a 1% decrease, to $20.8 million for the three months ended March 31, 2019, as compared to $21.0 million for the same period in 2018, with Society6 revenue decreasing 5% year-over-year, partially offset by a 26% increase in Saatchi Art Group revenue year-over-year. For the three months ended March 31, 2019, Marketplaces gross transaction value was $27.1 million as compared to $26.6 million in the prior year period, reflecting an increase of 2%, driven by higher gross transaction value from Saatchi Art Group and an increase in average order value. Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as the sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions decreased 3% to 297,245 in the three months ended March 31, 2019 as compared to 307,935 in the same period in 2018, primarily due to decreases in international sales on Society6 and from our decision to focus on sales generated through our platforms directly rather than selling through third-party marketplaces.

Media Revenue

Media revenue increased by $0.4 million, a 3% increase, to $13.2 million for the three months ended March 31, 2019, as compared to $12.8 million for the same period in 2018 primarily due to the acquisition of Well+Good in June 2018 and an increase in revenue from our premium sites, including Hunker, partially offset by a decrease in revenue from Livestrong.com. Google Analytics data shows that visits decreased by 11% to 701 million visits in the three months ended March 31, 2019 from 786 million visits in the same period in 2018. This decrease was due to an August 1, 2018 Google search engine update that negatively impacted the volume of referral traffic to many health related sites, including Livestrong.com and the removal of content as part of our efforts to refine our content library on Livestrong.com, partially offset by an increase in visits as a result of the acquisitions of Well+Good in June 2018 and Only in Your State in February 2019. RPV, calculated using visits per Google Analytics, increased by 16%, to $18.83 in the three months ended March 31, 2019 from $16.25 in the same period in 2018, as a result of the acquisition of Well+Good in June 2018 and improved ad monetization yields on several of our media properties.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended March 31,
	2019	2018	% Change
Product costs (exclusive of amortization of intangible assets)	$13,818	$13,337	4%
Service costs (exclusive of amortization of intangible assets)	7,912	6,287	26%
Sales and marketing	7,638	6,989	9%
Product development	5,569	4,710	18%
General and administrative	8,540	7,308	17%
Amortization of intangible assets	917	1,026	(11)%

Product Costs

Product costs for the three months ended March 31, 2019 increased by $0.5 million, or 4%, to $13.8 million, as compared to $13.3 million for the same period in 2018. The increase was primarily due to increased shipping costs attributable to increased promotional activity and increased artist commission expense on Society6 due to a shift in product mix.

Service Costs

Service costs for the three months ended March 31, 2019 increased by $1.6 million, or 26%, to $7.9 million, as compared to $6.3 million for the same period in 2018. The increase was primarily due to increases of $0.7 million in personnel and related costs primarily driven by an increase in headcount due to the acquisition of Well+Good in June 2018, $0.4 million related to content development and renovation, $0.3 million in depreciation expense, $0.2 million in cost of services primarily related to higher media event costs due to the acquisition of Well+Good and its offline programming and custom events offerings, and $0.1 million in ad serving costs, partially offset by a decrease of $0.1 million in information technology costs.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2019 increased by $0.6 million, or 9%, to $7.6 million, as compared to $7.0 million for the same period in 2018. The increase was primarily due to increases of $1.2 million in personnel related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018 and the expansion of our branded direct salesforce, and $0.2 million in license and support costs, partially offset by a decrease of $0.7 million in marketing activities primarily from lower performance marketing spend on Livestrong.com.

Product Development

Product development expenses for the three months ended March 31, 2019 increased by $0.9 million or $18%, to $5.6 million, as compared to $4.7 million in the same period in 2018, primarily due to an increase of $0.8 million in personnel and related costs primarily driven by an increase in headcount.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019 increased by $1.2 million, or 17%, to $8.5 million, as compared to $7.3 million in the same period in 2018. The increase was primarily due to increases of $0.7 million associated with potential proxy contest costs including fees of legal, financial and other advisors, $0.3 million in consulting costs, $0.3 million in taxes and insurance costs and $0.1 million in facilities costs, partially offset by decreases of $0.1 million in depreciation expense and $0.1 million in audit fees.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2019 decreased by $0.1 million, or 11%, to $0.9 million, as compared to $1.0 million in the same period in 2018.  The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Interest Income (Expense), Net

Interest income was $0.1 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Other Expense, Net

Other expense, net was less than $0.1 million for each of the three months ended March 31, 2019 and 2018.

Income Tax Expense

Income tax expense was less than $0.1 million for each of the three months ended March 31, 2019 and 2018.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended March 31, 2019 increased by $1.2 million, or 6%, to $22.1 million, as compared to $20.9 million in the same period in 2018. The change was primarily due to increases of $0.6 million in cost of sales primarily related to increased product costs, $0.4 million in sales and marketing expense related to increased marketing investment, $0.1 million in product development expense and $0.1 million in general and administrative costs. Marketplaces operating contribution was a loss of $(1.3) million for the three months ended March 31, 2019, as compared to $0.1 million in the same period in 2018.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended March 31, 2019 increased by $2.3 million, or 31%, to $9.6 million, as compared to $7.3 million in the same period in 2018. The change was primarily due to increases of $1.0 million in cost of sales, $0.6 million in product development costs, $0.5 million in sales and marketing costs and $0.2 million in general and administrative costs primarily as a result of increased personnel and related costs from the acquisition of Well+Good in June 2018.  Media operating contribution was $3.6 million for the three months ended March 31, 2019, as compared to $5.5 million in the same period in 2018.

Corporate Operating Expenses

Corporate operating expenses for the three months ended March 31, 2019 increased by $1.2 million, or 17%, to $7.9 million, as compared to $6.8 million in the same period in 2018. The increase was primarily due to potential proxy contest costs including fees of legal, financial and other advisors, as well as an increase in personnel and related costs as a result of higher headcount.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Net loss	$(10,286)	$(5,925)
Add (deduct):
Income tax (benefit) expense	41	24
Interest (income) expense, net	(118)	(17)
Other expense (income), net	7	8
Depreciation and amortization(1)	2,716	2,455
Stock-based compensation(2)	1,921	2,208
Acquisition, disposition, realignment and contingent payment costs(3)	90	—
Adjusted EBITDA	$(5,629)	$(1,247)

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

Liquidity and Capital Resources

As of March 31, 2019, we had $19.7 million of cash and cash equivalents. In February 2019, we acquired substantially all of the assets of Only In Your State, LLC for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations.  In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances. In May 2018, the first installment of the contingent consideration, net of post-closing working capital adjustments to the purchase price, was paid to the seller in the amount of $1.1 million.

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

Since our inception, we have used cash and stock to make strategic acquisitions to grow our business, including the recent acquisitions of Only In Your State in February 2019, Well+Good in June 2018, Deny Designs in May 2017 and The Other Art Fair in July 2016. We have also generated cash by disposing of certain businesses. In April 2016, we completed the sale of our Cracked business for $39.0 million in cash, of which we received $35.1 million on the closing date of the acquisition and $3.9 million the third quarter of 2017. During 2016, we also received approximately $1.7 million of cash from the sales of two of our non-core media properties, with an additional $0.4 million received in the first quarter of 2017. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. Repurchases are made as open market purchases pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act, as well as through certain negotiated transactions. The stock repurchases were funded with available cash balances. As of March 31, 2019, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations. Cash used in investing activities has historically been, and is expected to be, impacted by our ongoing investments in our platforms, products, company infrastructure and equipment.

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(6,963)	$(5,299)
Net cash used in investing activities	$(3,507)	$(1,702)
Net cash (used in) provided by financing activities	$(1,082)	$22,096

Cash Flows from Operating Activities

Three months ended March 31, 2019 and March 31, 2018

Net cash used in our operating activities during the three months ended March 31, 2019 was $7.0 million as a result of our net loss during the period of $10.3 million, non-cash charges of $5.2 million related primarily to depreciation, amortization and stock-based compensation, and a net decrease in our working capital of $1.8 million. The change in working capital during the three months ended March 31, 2019 was primarily due to ordinary course variances in the timing of collections and payments, including collections of advance payments related to art fairs hosted by Saatchi Art, as well as increased personnel and related costs and service costs, including from the acquisition of Well+Good.

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

Cash Flows from Investing Activities

Three months ended March 31, 2019 and March 31, 2018

Net cash used in investing activities was $3.5 million during the three months ended March 31, 2019. Cash used in investing activities for the three months ended March 31, 2019 primarily related to $1.9 million paid for the acquisition of Only In Your State and $1.6 million related to investments in property and equipment.

Net cash used in investing activities was $1.7 million during the three months ended March 31, 2018. Cash used in investing activities for the three months ended March 31, 2018 primarily related to $1.7 million used in investments in property and equipment.

Cash Flows from Financing Activities

Three months ended March 31, 2019 and March 31, 2018

Net cash used in financing activities was $1.1 million during the three months ended March 31, 2019. Cash used in financing activities for the three months ended March 31, 2019 primarily consists of $1.3 million related to taxes paid on vesting of restricted stock units, partially offset by $0.3 million in proceeds from exercises of stock options and purchases under our ESPP.

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

Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any off balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2019 and 2018, we used $1.6 million and $1.7 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment. We currently anticipate making capital expenditures of between $4.0 million and $6.0 million during the remainder of the year ending December 31, 2019.

Recent Accounting Pronouncements

See Note 2 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency exchange, inflation, concentration of credit and interest rate risk. To reduce and manage these risks, we assess the financial condition of our large advertising network providers, large direct advertisers and their agencies, and other large customers when we enter into or amend agreements with them and limit credit risk by setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, readily convertible into cash and mature within three months from the date of purchase.

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

Concentrations of Credit Risk

As of March 31, 2019, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	March 31, 2019	December 31, 2018
Google Inc.	29%	25%

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

Item 1A.     RISK FACTORS

There are certain risks and uncertainties in our business that could materially affect our business, financial condition and/or future results and cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our 2018 Annual Report, which is available at www.sec.gov and at ir.leafgroup.com.  The risk factors described in the 2018 Annual Report and the risk factors below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. There have been no material changes to the risk factors set forth in the 2018 Annual Report other than as set forth below.

There can be no assurance that our review of strategic alternatives will enhance stockholder value or result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our review of strategic alternatives may adversely impact our business, financial condition and results of operations.

On April 15, 2019, we announced that we commenced a comprehensive review of our strategic alternatives, including a possible sale of the Company. There can be no assurance of the terms, timing or structure of any transaction, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties. The process of reviewing strategic alternatives may involve significant resources and costs. In addition, the announced review of strategic alternatives may cause or result in:

•	disruption of our business;
•	difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions;
•	diversion of the attention of management;
•	increased stock price volatility;
•	increased costs and advisory fees; and
•	challenges in hiring and retaining key employees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our financial condition and results of operations in future periods.

Our ability to complete a transaction, if our board of directors decides to pursue one, will depend on numerous factors, some of which are outside of our control, including market conditions, interest of third parties in our business or parts of our business, industry trends, and the availability of financing to potential buyers on commercially acceptable terms. Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on stockholder value. Our board of directors may also determine that no transaction is in the best interests of stockholders. Further, it is not certain what impact any potential transaction, or a decision not to pursue any potential transaction, may have on our stock price, business, financial condition, and results of operations.

Actions of activist stockholders could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. For example, in March 2019, we received notice from Osmium Partners, LLC (“Osmium”) of its intent to nominate three directors for election to our board of directors at our 2019 Annual Meeting. Osmium subsequently withdrew its director nominations in April 2019. If activist stockholder activities, such as those by Osmium or other stockholders, ensue, our business could be adversely affected, as responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended March 31, 2019.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit No		Description of Exhibit

10.1	†	Second Amended and Restated Employment Agreement, dated as of March 22, 2019, by and between the Company and Brian Pike (filed herewith).

10.2	†	Amended and Restated Employment Agreement, dated as of March 22, 2019, by and between the Company and Jantoon Reigersman (filed herewith).

10.3	†	Amended and Restated Employment Agreement, dated as of March 22, 2019, by and between the Company and Adam Wergeles (filed herewith).

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

Date: May 8, 2019