Form 10-Q
period 2019-06-30
LEAF GROUP LTD.
filed 2019-08-05
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 30, 2019, there were 26,070,117 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$9,904	$31,081
Accounts receivable, net	11,592	12,627
Prepaid expenses and other current assets	3,803	3,932
Total current assets	25,299	47,640
Property and equipment, net	13,300	13,126
Operating lease right-of-use assets	8,182	—
Intangible assets, net	14,122	13,933
Goodwill	19,432	19,435
Other assets	761	988
Total assets	$81,096	$95,122

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,190	$1,519
Accrued expenses and other current liabilities	15,846	22,149
Deferred revenue	2,640	2,115
Total current liabilities	20,676	25,783
Deferred tax liability	91	86
Operating lease liabilities	7,643	—
Other liabilities	262	2,566
Total liabilities	28,672	28,435
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 27,644 and 25,989 shares issued and outstanding at June 30, 2019 and 27,138 and 25,483 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	557,185	554,403
Treasury stock at cost, 1,655 shares at June 30, 2019 and December 31, 2018	(35,706)	(35,706)
Accumulated other comprehensive loss	(49)	(52)
Accumulated deficit	(469,009)	(451,961)
Total stockholders’ equity	52,424	66,687
Total liabilities and stockholders’ equity	$81,096	$95,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$15,869	$17,192	$33,410	$35,644
Service revenue	19,920	17,129	36,417	32,424
Total revenue	35,789	34,321	69,827	68,068
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	12,010	12,464	25,828	25,801
Service costs (exclusive of amortization of intangible assets shown separately below)	8,981	6,561	16,893	12,848
Sales and marketing	7,488	7,859	15,126	14,848
Product development	5,110	5,095	10,679	9,805
General and administrative	8,112	7,661	16,652	14,969
Amortization of intangible assets	895	956	1,812	1,982
Total operating expenses	42,596	40,596	86,990	80,253
Loss from operations	(6,807)	(6,275)	(17,163)	(12,185)
Interest income	66	30	188	48
Interest expense	(6)	(1)	(10)	(2)
Other income (expense), net	19	(25)	12	(33)
Loss before income taxes	(6,728)	(6,271)	(16,973)	(12,172)
Income tax expense	(34)	(22)	(75)	(46)
Net loss	$(6,762)	$(6,293)	$(17,048)	$(12,218)

Net loss per share - basic and diluted	$(0.26)	$(0.25)	(0.66)	(0.51)
Weighted average number of shares - basic and diluted	25,907	24,854	25,755	23,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(6,762)	$(6,293)	$(17,048)	$(12,218)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(24)	(80)	3	(28)
Comprehensive loss	$(6,786)	$(6,373)	$(17,045)	$(12,246)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six months ended June 30, 2019
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2018	25,483	$3	$554,403	$(35,706)	$(52)	$(451,961)	$66,687
Issuance of stock under employee stock awards and other, net	319	—	270	—	—	—	270
Tax withholdings related to vesting of share-based payments	—	—	(1,322)	—	—	—	(1,322)
Stock-based compensation expense	—	—	2,045	—	—	—	2,045
Foreign currency translation adjustment	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(10,286)	(10,286)
Balance at March 31, 2019	25,802	$3	$555,396	$(35,706)	$(25)	$(462,247)	$57,421
Issuance of stock under employee stock awards and other, net	187	—	175	—	—	—	175
Tax withholdings related to vesting of share-based payments	—	—	(717)	—	—	—	(717)
Stock-based compensation expense	—	—	2,331	—	—	—	2,331
Foreign currency translation adjustment	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(6,762)	(6,762)
Balance at June 30, 2019	25,989	$3	$557,185	$(35,706)	$(49)	$(469,009)	$52,424

	Six months ended June 30, 2018
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2017	21,031	$2	$523,012	$(35,706)	$(17)	$(428,771)	$58,520
Issuance of stock under employee stock awards and other, net	326	—	148	—	—	—	148
Tax withholdings related to vesting of share-based payments	—	—	(1,402)	—	—	—	(1,402)
Stock-based compensation expense	—	—	2,320	—	—	—	2,320
Issuance of common stock in connection with follow-on public offering, net of offering costs	3,373	—	23,367	—	—	—	23,367
Foreign currency translation adjustment	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	(5,925)	(5,925)
Balance at March 31, 2018	24,730	$2	$547,445	$(35,706)	$35	$(434,696)	$77,080
Issuance of stock under employee stock awards and other, net	250	—	481	—	—	—	481
Tax withholdings related to vesting of share-based payments	—	—	(866)	—	—	—	(866)
Stock-based compensation expense	—	—	2,835	—	—	—	2,835
Foreign currency translation adjustment	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	(6,293)	(6,293)
Balance at June 30, 2018	24,980	$2	$549,895	$(35,706)	$(45)	$(440,989)	$73,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(17,048)	$(12,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,378	4,901
Non-cash lease expense	962	—
Deferred income taxes	5	10
Stock-based compensation	4,130	4,884
Other	21	54
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	1,014	4
Prepaid expenses and other current assets	123	21
Other long-term assets	102	79
Operating lease ROU assets and liabilities	(1,280)	—
Accounts payable	485	(883)
Accrued expenses and other liabilities	(7,265)	(2,679)
Deferred revenue	525	(574)
Net cash used in operating activities	(12,848)	(6,401)
Cash flows from investing activities
Purchases of property and equipment	(3,361)	(3,501)
Purchases of intangible assets	—	(29)
Cash paid for acquisitions, net of cash acquired	(1,900)	(10,349)
Net cash used in investing activities	(5,261)	(13,879)
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	445	629
Proceeds from issuance of common stock	—	23,367
Taxes paid on net share settlements of restricted stock units	(2,039)	(2,268)
Cash paid for acquisition holdback	(625)	—
Cash paid for contingent consideration liability	(934)	(905)
Other	(55)	(34)
Net cash (used in) provided by financing activities	(3,208)	20,789
Effect of foreign currency on cash, cash equivalents and restricted cash	4	(3)
Change in cash, cash equivalents and restricted cash	(21,313)	506
Cash, cash equivalents and restricted cash, beginning of period	31,935	32,300
Cash, cash equivalents and restricted cash, end of period	$10,622	$32,806

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$9,904	$31,952
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	582	718
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$10,622	$32,806

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

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2019 and 2018 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of June 30, 2019, our results of operations for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2018 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Product
Marketplaces	$15,869	$17,192	$33,410	$35,644
Service
Marketplaces	3,320	2,463	6,617	4,978
Media	16,600	14,666	29,800	27,446
Total revenue	$35,789	$34,321	$69,827	$68,068

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the six months ended June 30, 2019, we recognized $3.6 million of revenues that were included in the deferred revenue balance as of December 31, 2018.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Computers and other related equipment	$11,655	$10,859
Purchased and internally developed software	32,387	29,758
Furniture and fixtures	1,472	1,470
Leasehold improvements	6,795	6,795
Machinery and related equipment	581	581
	52,890	49,463
Less accumulated depreciation	(39,590)	(36,337)
Property and equipment, net	$13,300	$13,126

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million for each of the three and six months ended June 30, 2019 and 2018, is shown by classification below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Product costs	$393	$213	$761	$395
Service costs	944	737	1,880	1,391
Sales and marketing	6	8	13	16
Product development	12	18	23	38
General and administrative	412	514	889	1,079
Total depreciation	$1,767	$1,490	$3,566	$2,919

5. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2018	$19,435
Foreign currency impact	(3)
Balance at June 30, 2019	$19,432

We have two reporting units, Marketplaces and Media. Goodwill related to our Marketplaces reporting unit was $17.1 million as of June 30, 2019. Goodwill related to our Media reporting unit was $2.3 million and was recorded in connection with the acquisition of Well+Good in June 2018.

Intangible assets consisted of the following (in thousands):

	June 30, 2019
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(2,647)	$1,356
Artist relationships	12,222	(11,183)	1,039
Media content	91,489	(91,301)	188
Technology	6,204	(6,006)	198
Non-compete agreements	25	(25)	—
Trade names	18,254	(6,913)	11,341
	$132,197	$(118,075)	$14,122

	December 31, 2018
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(2,219)	$1,784
Artist relationships	12,223	(11,007)	1,216
Media content	91,489	(91,215)	274
Technology	6,204	(5,682)	522
Non-compete agreements	25	(25)	—
Trade names	16,257	(6,120)	10,137
	$130,201	$(116,268)	$13,933

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

] \
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service costs	$21	$300	$88	$669
Sales and marketing	302	159	604	319
Product development	162	293	324	585
General and administrative	410	204	796	409
Total amortization	$895	$956	$1,812	$1,982

6. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued payroll and related items	$2,486	$4,769
Artist payables	4,017	5,528
Accrued product costs	1,294	3,008
Operating lease liabilities	1,673	—
Contingent liabilities	1,054	1,082
Accrued post-combination compensation	—	1,819
Other	5,322	5,943
Accrued expenses and other current liabilities	$15,846	$22,149

Other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued rent	$—	$1,320
Contingent liabilities	—	976
Other	262	270
Other liabilities	$262	$2,566

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million is payable to the seller annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our condensed consolidated statement of operations. The fair value adjustment to the liability for the three and six months ended June 30, 2019 was not material. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in other liabilities in our condensed consolidated balance sheets.

7. Leases

We adopted ASU 2016-02—Leases (Topic 842) as of January 1, 2019, using the new transition method issued under ASU 2018-11, which allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also allows an entity to elect not to recast their comparative periods in transition. In addition, we elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected to use the practical expedient related to short-term leases, allowing us to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less.

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

We have operating leases primarily for office space facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases have remaining lease terms of one year to six years, some of which include options to extend the leases for up to five years or to terminate the leases within one year. Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2019, finance leases were not material.

As of June 30, 2019, lease expense was comprised of $1.3 million in operating lease cost.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$701	$1,438

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$8,182

Other current liabilities	1,673
Operating lease liabilities	7,643
Total operating lease liabilities	$9,316

Weighted average remaining lease term:
Operating leases	5 years

Weighted average discount rate:
Operating leases	9%

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in thousands):

Operating
Leases
2019	$1,289
2020	2,275
2021	2,281
2022	2,183
2023	2,236
Thereafter	1,336
Total lease payments	11,600
Less imputed interest	2,284
Total operating lease liabilities	$9,316

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2018 (in thousands):

Operating
leases
Year ending December 31,
2019	$2,765
2020	2,275
2021	2,281
2022	2,183
2023	2,236
Thereafter	1,336
Total minimum lease payments	$13,076

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of June 30, 2019, these leases have non-cancelable periods ending between July 2019 and July 2024. The lease for our Santa Monica office facility expires in July 2024.

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

9. Income Taxes

Income tax expense was less than $0.1 million for each of the three and six months ended June 30, 2019 and 2018.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and no interest or penalties were recognized in the six months ended June 30, 2019 or 2018. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the six months ended June 30, 2019 or 2018, and we do not expect our uncertain tax position to change materially during the next twelve months.

We file tax returns in the United States, at both the federal and state level, and in several foreign jurisdictions. Due to net operating loss carryforwards, our tax returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted. As of December 31, 2018, we had completed our analysis on the tax impact relating to the 2017 Act and no material changes were made to the provisional amounts recorded. There was no additional impact on the income tax provision as of June 30, 2019.

10. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service costs	$262	$177	$443	$326
Sales and marketing	171	258	251	468
Product development	564	651	1,156	1,159
General and administrative	1,212	1,590	2,280	2,931
Total stock-based compensation	$2,209	$2,676	$4,130	$4,884

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2018	1,853
Options granted	120
Options exercised	(57)
Options forfeited or cancelled	(33)
Outstanding at June 30, 2019	1,883

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2018	1,921
Granted	1,432
Vested	(687)
Forfeited	(301)
Unvested at June 30, 2019	2,365

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

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of June 30, 2019, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of June 30, 2019, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

12. Acquisitions and Dispositions

Acquisitions

Only In Your State

On February 1, 2019, pursuant to an Asset Purchase Agreement, we acquired substantially all of the assets of Only In Your State, LLC (“Only In Your State”), including its website that focuses on travel and local tourism for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations.

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

Well+Good

On June 5, 2018, we acquired 100% of the issued and outstanding membership interests of Well+Good LLC (“Well+Good”), a health and wellness media company, for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our condensed consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good based on fiscal year 2018 results. As of June 30, 2019, we have not accrued any expense for Well+Good deferred compensation based on the 2019 fiscal year period.

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Segment Revenue:
Marketplaces	$19,189	$19,655	$40,027	$40,622
Media	16,600	14,666	29,800	27,446
Total revenue	$35,789	$34,321	$69,827	$68,068

Segment Operating Expenses:
Marketplaces(1)	$20,533	$20,203	$42,682	$41,113
Media(1)	9,955	8,447	19,546	15,766
Add:
Corporate expenses(2)	7,237	6,824	15,164	13,589
Consolidated operating expenses	$37,725	$35,474	$77,392	$70,468

Segment Operating Contribution:
Marketplaces(3)	$(1,344)	$(548)	$(2,655)	$(491)
Media(3)	6,645	6,219	10,254	11,680
Add (deduct):
Corporate expenses(2)	(7,237)	(6,824)	(15,164)	(13,589)
Acquisition, disposition and realignment costs(4)	—	539	—	539
Adjusted EBITDA(5)	$(1,936)	$(614)	$(7,565)	$(1,861)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(1,936)	$(614)	$(7,565)	$(1,861)
Add (deduct):
Interest income (expense), net	60	29	178	46
Other (expense) income, net	19	(25)	12	(33)
Depreciation and amortization(6)	(2,662)	(2,446)	(5,378)	(4,901)
Stock-based compensation(7)	(2,209)	(2,676)	(4,130)	(4,884)
Acquisition, disposition, realignment and contingent payment costs(8)	—	(539)	(90)	(539)
Loss before income taxes	$(6,728)	$(6,271)	$(16,973)	$(12,172)

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

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Domestic	$31,023	$28,643	$59,295	$55,839
International	4,766	5,678	10,532	12,229
Total revenue	$35,789	$34,321	$69,827	$68,068

14. Fair Value

As of each of the periods ended June 30, 2019 and 2018, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in other liabilities in our condensed consolidated balance sheet. The fair value adjustment to the liability for each of the three and six months ended June 30, 2019 and 2018 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.  Of the $0.8 million held back as a result of the Well+Good acquisition, in May and June 2019 we paid $0.6 million to the seller, net of $0.2 million included as a working capital adjustment pursuant to the purchase agreement.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(6,762)	$(6,293)	$(17,048)	$(12,218)
Weighted average common shares outstanding—basic and diluted	25,907	24,854	25,755	23,910
Net loss per share - basic and diluted	(0.26)	(0.25)	(0.66)	(0.51)

For the three and six months ended June 30, 2019 and 2018, we excluded 4.3 million and 4.7 million shares, respectively,  from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

For the three months ended June 30, 2019 and 2018, had we reported net income, approximately 0.3 million and 0.9 million common shares would have been included in the number of shares used to calculate earnings per share, respectively. For the six months ended June 30, 2019 and 2018, had we reported net income, approximately 0.6 million and 1.0 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

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

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of Society6.com (“Society6”) and our wholesale channel, Deny Designs (collectively, “Society6 Group”), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Saatchi Art, inclusive of SaatchiArt.com (“Saatchi Art”) and its art fair event brand, The Other Art Fair (collectively, “Saatchi Art Group”), is a leading online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

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

Media

Our Media segment brands educate and entertain consumers across a wide variety of life topics, including the popular fitness and wellness and home and design verticals. In the fitness and wellness vertical, our leading brands include Well+Good and Livestrong.com, which help people lead healthier lives. In the home and design vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 50 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

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

Revenue

For the three months ended June 30, 2019 and 2018, we reported revenue of $35.8 million and $34.3 million, respectively, and for the six months ended June 30, 2019 and 2018, we reported revenue of $69.8 million and $68.1 million, respectively. For the three months ended June 30, 2019 and 2018, Marketplaces revenue accounted for 54% and 57% of our total revenue, respectively, and Media revenue accounted for 46% and 43% of our total revenue, respectively. For the six months ended June 30, 2019 and 2018, Marketplaces revenue accounted for 57% and 60% of our total revenue, respectively, and Media revenue accounted for 43% and 40% of our total revenue, respectively.

The revenue generated by our Marketplaces segment has higher costs associated with it as compared to our Media segment due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs.

Follow-on Public Offering of Common Stock

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of $23.4 million, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the offering have been and continue to be used for working capital and general corporate purposes. A portion of the net proceeds have also been, and may continue to be, used to acquire or invest in complementary businesses, products and technologies.

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

•

Gross transaction value: We define gross transaction value as the total dollar value of Marketplaces transactions, excluding the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at fairs, sponsorship fees and ticket sales. Gross transaction value is the total amount paid by the customer including the total product price inclusive of artist margin, shipping charges, sales taxes, and is net of any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.

Media Metrics

•

Visits per Google Analytics: Visits per Google Analytics are defined as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, a break of access of at least 30 minutes constitutes a unique visit. Additionally, a visit is also considered to have ended at midnight or if a user arrives via one campaign, leaves, and then comes back via a different campaign.

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	232,124	273,280	(15)%	529,369	581,215	(9)%
Gross Transaction Value (in thousands)	$25,048	$24,507	2%	$52,185	$51,099	2%
Media Metrics(2)(3):
Visits per Google Analytics (in thousands)	756,938	770,460	(2)%	1,458,073	1,556,774	(6)%
Revenue per Visit (Google Analytics)	$21.93	$19.04	15%	$20.44	$17.63	16%
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$15,869	$17,192	$33,410	$35,644
Service revenue	19,920	17,129	36,417	32,424
Total revenue	35,789	34,321	69,827	68,068
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	12,010	12,464	25,828	25,801
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	8,981	6,561	16,893	12,848
Sales and marketing(1)(2)	7,488	7,859	15,126	14,848
Product development(1)(2)	5,110	5,095	10,679	9,805
General and administrative(1)(2)	8,112	7,661	16,652	14,969
Amortization of intangible assets	895	956	1,812	1,982
Total operating expenses	42,596	40,596	86,990	80,253
Loss from operations	(6,807)	(6,275)	(17,163)	(12,185)
Interest income	66	30	188	48
Interest expense	(6)	(1)	(10)	(2)
Other income (expense), net	19	(25)	12	(33)
Loss before income taxes	(6,728)	(6,271)	(16,973)	(12,172)
Income tax expense	(34)	(22)	(75)	(46)
Net loss	$(6,762)	$(6,293)	$(17,048)	$(12,218)

(1) Depreciation expense included in the above line items:
Product costs	$393	$213	$761	$395
Service costs	944	737	1,880	1,391
Sales and marketing	6	8	13	16
Product development	12	18	23	38
General and administrative	412	514	889	1,079
Total depreciation	$1,767	$1,490	$3,566	$2,919

(2) Stock-based compensation included in the above line items:
Service costs	$262	$177	$443	$326
Sales and marketing	171	258	251	468
Product development	564	651	1,156	1,159
General and administrative	1,212	1,590	2,280	2,931
Total stock-based compensation	$2,209	$2,676	$4,130	$4,884

As a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue	44.3%	50.1%	47.8%	52.4%
Service revenue	55.7%	49.9%	52.2%	47.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	33.6%	36.3%	37.0%	37.9%
Service costs (exclusive of amortization of intangible assets shown separately below)	25.1%	19.1%	24.2%	18.9%
Sales and marketing	20.9%	23.0%	21.7%	21.8%
Product development	14.3%	14.8%	15.3%	14.4%
General and administrative	22.7%	22.3%	23.8%	22.0%
Amortization of intangible assets	2.5%	2.8%	2.7%	2.9%
Total operating expenses	119.1%	118.3%	124.7%	117.9%
Loss from operations	(19.0)%	(18.3)%	(24.7)%	(17.9)%
Interest income	0.1%	0.1%	0.4%	—%
Interest expense	—%	—%	—%	—%
Other income (expense), net	0.1%	(0.1)%	—%	—%
Loss before income taxes	(18.8)%	(18.3)%	(24.3)%	(17.9)%
Income tax expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Net loss	(18.9)%	(18.4)%	(24.4)%	(18.0)%

Segment results (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Segment Revenue:
Marketplaces	$19,189	$19,655	(2)%	$40,027	$40,622	(1)%
Media	16,600	14,666	13%	29,800	27,446	9%
Total revenue	$35,789	$34,321	4%	$69,827	$68,068	3%

Segment Operating Expenses:
Marketplaces(1)	$20,533	$20,203	2%	$42,682	$41,113	4%
Media(1)	9,955	8,447	18%	19,546	15,766	24%
Add:
Corporate expenses(2)	7,237	6,824	6%	15,164	13,589	12%
Consolidated operating expenses	$37,725	$35,474	6%	$77,392	$70,468	10%

Segment Operating Contribution:
Marketplaces(3)	$(1,344)	$(548)	(145)%	$(2,655)	$(491)	(441)%
Media(3)	6,645	6,219	7%	10,254	11,680	(12)%
Add (deduct):
Corporate expenses(2)	(7,237)	(6,824)	(6)%	(15,164)	(13,589)	(12)%
Acquisition, disposition and realignment costs(4)	—	539	(100)%	—	539	(100)%
Adjusted EBITDA(5)	$(1,936)	$(614)	(215)%	$(7,565)	$(1,861)	(307)%

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

Marketplaces Revenue

Marketplaces revenue decreased by $0.5 million, a 2% decrease, to $19.2 million for the three months ended June 30, 2019, as compared to $19.7 million for the same period in 2018. The decrease was driven by a 10% decrease in Society6 Group revenue year-over-year resulting, in part, from declining sales internationally, through third-party marketplaces and domestically, partially offset by a 41% increase in Saatchi Art Group revenue year-over-year. The increase in Saatchi Art Group revenue was primarily driven by an increase in the number of transactions. For the three months ended June 30, 2019, Marketplaces gross transaction value was $25.0 million as compared to $24.5 million in the prior year period, reflecting an increase of 2%, driven by a 29% increase in gross transaction value from Saatchi Art Group offset by a 6% decrease in gross transaction value from Society6 Group. The increase in Saatchi Art Group gross transaction value was primarily driven by an increase in the number of transactions. The decrease in Society6 Group gross transaction value was primarily driven by a decrease in the number of transactions in international markets and through third-party marketplaces, partially offset by an increase in Society6 Group average order value. The increase in Society6 Group average order value was due to increases in items per order, price per item and the amount of sales tax we collect as a consequence of the impact of the Wayfair decision which permits states to adopt laws requiring sellers to collect sales and use tax, even in states where the seller has no physical presence. Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as the sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions decreased 15% to 232,124 in the June 30, 2019 three month period as compared to 273,280 in the same period in 2018, primarily due to decreases in international sales on Society6 and from our decision to focus on sales generated through our platforms directly rather than selling through third-party marketplaces.

Marketplaces revenue decreased by $0.6 million, a 1% decrease, to $40.0 million for the six months ended June 30, 2019, as compared to $40.6 million for the same period in 2018, with Society6 Group revenue decreasing 7% year-over-year resulting from, in part, declining sales internationally, through third-party marketplaces and domestically, partially offset by a 34% increase in Saatchi Art Group revenue year-over-year. The increase in Saatchi Art Group revenue was primarily driven by an increase in the number of transactions. For the six months ended June 30, 2019, Marketplaces gross transaction value was $52.2 million as compared to $51.1 million in the prior year period, reflecting an increase of 2%, driven by 20% increase in gross transaction value from Saatchi Art Group offset by a 4% decrease in gross transaction value from Society6 Group. The increase in Saatchi Art Group gross transaction value was primarily driven by an increase in the number of transactions.  The decrease in Society6 Group gross transaction value was primarily driven by a decrease in the number of transactions in international markets and through third-party marketplaces, partially offset by an increase in Society6 Group average order value. The increase in Society6 Group average order value was due to increases in items per order, price per item and the amount of sales tax we collect as a consequence of the impact of the Wayfair decision which permits states to adopt laws requiring sellers to collect sales and use tax, even in states where the seller has no physical presence. Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as the sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions decreased 9% to 529,369 in the six months ended June 30, 2019 as compared to 581,215 in the same period in 2018, primarily due to decreases in international sales on Society6 and from our decision to focus on sales generated through our platforms directly rather than selling through third-party marketplaces.

Media Revenue

Media revenue increased by $1.9 million, a 13% increase, to $16.6 million for the three months ended June 30, 2019, as compared to $14.7 million for the same period in 2018 primarily due to the acquisition of Well+Good in June 2018 and an increase in revenue from our premium sites, including Hunker, partially offset by a decrease in revenue from Livestrong.com. Google Analytics data shows that visits decreased by 2% to 757 million visits in the three months ended June 30, 2019 from 770 million visits in the same period in 2018. This decrease was primarily due to an August 1, 2018 Google search engine update that negatively impacted the volume of referral traffic to many health related sites, including Livestrong.com and the removal of content as part of our efforts to refine our content library on Livestrong.com, partially offset by an increase in visits as a result of the acquisitions of Well+Good in June 2018 and Only in Your State in February 2019. RPV, calculated using visits per Google Analytics, increased by 15%, to $21.93 in the three months ended June 30, 2019 from $19.04 in the same period in 2018, as a result of the acquisition of Well+Good in June 2018 and improved ad monetization yields on several of our media properties.

Media revenue increased by $2.3 million, a 9% increase, to $29.8 million for the six months ended June 30, 2019, as compared to $27.4 million for the same period in 2018 primarily due to the acquisition of Well+Good in June 2018 and an increase in revenue from our premium sites, including Hunker, partially offset by a decrease in revenue from Livestrong.com. Google Analytics data shows that visits decreased by 6% to 1,458 million visits in the six months ended June 30, 2019 from 1,557 million visits in the same period in 2018. This decrease was primarily due to an August 1, 2018 Google search engine update that negatively impacted the volume of referral traffic to many health related sites, including Livestrong.com and the removal of content as part of our efforts to refine our content library on Livestrong.com, partially offset by an increase in visits as a result of the acquisitions of Well+Good in June 2018 and Only in Your State in February 2019. RPV, calculated using visits per Google Analytics, increased by 16%, to $20.44 in the six months ended June 30, 2019 from $17.63 in the same period in 2018, as a result of the acquisition of Well+Good in June 2018 and improved ad monetization yields on several of our media properties.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Product costs (exclusive of amortization of intangible assets)	$12,010	$12,464	(4)%	$25,828	$25,801	—%
Service costs (exclusive of amortization of intangible assets)	8,981	6,561	37%	16,893	12,848	31%
Sales and marketing	7,488	7,859	(5)%	15,126	14,848	2%
Product development	5,110	5,095	—%	10,679	9,805	9%
General and administrative	8,112	7,661	6%	16,652	14,969	11%
Amortization of intangible assets	895	956	(6)%	1,812	1,982	(9)%

Product Costs

Product costs for the three months ended June 30, 2019 decreased by $0.5 million, or 4%, to $12.0 million, as compared to $12.5 million for the same period in 2018, primarily due to a decrease in marketplace revenue.

Product costs for the six months ended June 30, 2019 was $25.8 million, and remained flat compared to the same period in 2018.

Service Costs

Service costs for the three months ended June 30, 2019 increased by $2.4 million, or 37%, to $9.0 million, as compared to $6.6 million for the same period in 2018. The increase was primarily due to increases of $0.7 million in personnel and related costs primarily driven by an increase in headcount due to the acquisition of Well+Good in June 2018, $0.6 million in cost of services primarily related to higher media event costs due to the acquisition of Well+Good and its offline programming and custom events offerings, $0.5 million related to content development and renovation, $0.2 million in depreciation expense, $0.2 million in consulting fees and $0.1 million in ad serving costs, partially offset by a decrease of $0.1 million in earn-out costs.

Service costs for the six months ended June 30, 2019 increased by $4.0 million, or 31%, to $16.9 million, as compared to $12.8 million for the same period in 2018. The increase was primarily due to increases of $1.3 million in personnel and related costs primarily driven by an increase in headcount due to the acquisition of Well+Good in June 2018, $0.9 million related to content development and renovation, $0.8 million in cost of services primarily related to higher media event costs due to the acquisition of Well+Good and its offline programming and custom events offerings, $0.5 million in depreciation expense, $0.2 million in consulting fees and $0.2 million in ad serving costs, partially offset by a decrease of $0.1 million in earn-out costs.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2019 decreased by $0.4 million, or 5%, to $7.5 million, as compared to $7.9 million for the same period in 2018. The decrease was primarily due to decreases of $1.1 million in marketing activities, primarily from lower performance marketing spend on Livestrong.com, partially offset by increases of $0.4 million in personnel and related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018 and the expansion of our branded direct salesforce, and $0.3 million in license and support costs.

Sales and marketing expenses for the six months ended June 30, 2019 increased by $0.3 million, or 2%, to $15.1 million, as compared to $14.8 million for the same period in 2018. The increase was primarily due to increases of $1.6 million in personnel and related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018 and the expansion of our branded direct salesforce, and $0.5 million in license and support costs, partially offset by a decrease of $1.8 million in marketing activities primarily from lower performance marketing spend on Livestrong.com.

Product Development

Product development expenses for the three months ended June 30, 2019 were $5.1 million, and remained flat compared to the same period in 2018.

Product development expenses for the six months ended June 30, 2019 increased by $0.9 million or $9%, to $10.7 million, as compared to $9.8 million in the same period in 2018. The increase was primarily due to an increase of $0.9 million in personnel and related costs and $0.2 million in consulting cost, partially offset by a decrease of $0.2 million in earn-out costs and $0.1 million in licenses and support fees.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 increased by $0.5 million, or 6%, to $8.1 million, as compared to $7.7 million in the same period in 2018. The increase was primarily due to increases of $0.5 million associated with potential proxy contest and strategic review costs including fees of legal, financial and other advisors, $0.2 million in facilities costs and $0.2 million in consulting, board fees and licenses and taxes, partially offset by decreases of $0.4 million in personnel and related costs.

General and administrative expenses for the six months ended June 30, 2019 increased by $1.7 million, or 11%, to $16.7 million, as compared to $15.0 million in the same period in 2018. The increase was primarily due to increases of $1.0 million associated with potential proxy contest and strategic review costs including fees of legal, financial and other advisors, $0.4 million in facilities costs, $0.3 million in consulting costs, $0.3 million in taxes and insurance, $0.1 million in board fees, and $0.1 million in licenses and supplies costs, partially offset by decreases of $0.4 million in personnel and related costs and $0.2 million in depreciation expense.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2019 decreased by $0.1 million, or 6%, to $0.9 million, as compared to $1.0 million in the same period in 2018.  The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Amortization expense for the six months ended June 30, 2019 decreased by $0.2 million, or 9%, to $1.8 million, as compared to $2.0 million in the same period in 2018.  The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Interest Income (Expense), Net

Interest income (expense) for the three month periods ended June 30, 2019 and 2018 was less than $0.1 million. Interest income (expense) for the six month period ended June 30, 2019 increased by $0.2 million, to $0.2 million, as compared to less than $0.1 million in the same period of 2018.

Other Income (Expense), Net

Other income (expense), net for each of the three and six month periods ended June 30, 2019 and 2018 was less than $0.1 million.

Income Tax Expense

Income tax expense for each of the three and six month periods ended June 30, 2019 and 2018 was less than $0.1 million.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended June 30, 2019 increased by $0.3 million, or 2%, to $20.5 million, as compared to $20.2 million in the same period in 2018. The change was primarily due to increases of $0.2 million in cost of sales primarily related to increased product costs and $0.2 million in product development expense, partially offset by a decrease of $0.1 million in general and administrative costs. Marketplaces operating contribution was a loss of $(1.3) million for the three months ended June 30, 2019, as compared to a loss of $(0.5) million in the same period in 2018.

Marketplaces operating expenses for the six months ended June 30, 2019 increased by $1.6 million, or 4%, to $42.7 million, as compared to $41.1 million in the same period in 2018. The change was primarily due to increases of $0.7 million in cost of sales primarily related to increased product costs, $0.4 million in sales and marketing expense related to increased marketing investment, $0.4 million in product development expense and $0.1 million in general and administrative costs. Marketplaces operating contribution was a loss of $(2.7) million for the six months ended June 30, 2019, as compared to a loss of $(0.5) million in the same period in 2018.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended June 30, 2019 increased by $1.5 million, or 18%, to $10.0 million, as compared to $8.4 million in the same period in 2018. The change was primarily due to increases of $1.1 million in cost of sales, $0.3 million in product development costs and $0.2 million in general and administrative costs primarily as a result of increased personnel and related costs from the acquisition of Well+Good in June 2018,  partially offset by a decrease of $0.1 million in sales and marketing costs. Media operating contribution was $6.6 million for the three months ended June 30, 2019, as compared to $6.2 million in the same period in 2018.

Media operating expenses for the six months ended June 30, 2019 increased by $3.8 million, or 24%, to $19.5 million, as compared to $15.8 million in the same period in 2018. The change was primarily due to increases of $2.1 million in cost of sales, $0.9 million in product development costs, $0.4 million in sales and marketing costs and $0.4 million in general and administrative costs primarily as a result of increased personnel and related costs from the acquisition of Well+Good in June 2018. Media operating contribution was $10.3 million for the six months ended June 30, 2019, as compared to $11.7 million in the same period in 2018.

Corporate Operating Expenses

Corporate operating expenses for the three months ended June 30, 2019 increased by $0.4 million, or 6%, to $7.2 million, as compared to $6.8 million in the same period in 2018. The increase was primarily due to potential proxy contest costs including fees of legal, financial and other advisors.

Corporate operating expenses for the six months ended June 30, 2019 increased by $1.6 million, or 12%, to $15.2 million, as compared to $13.6 million in the same period in 2018. The increase was primarily due to potential proxy contest costs including fees of legal, financial and other advisors, as well as an increase in personnel and related costs.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(6,762)	$(6,293)	$(17,048)	$(12,218)
Add (deduct):
Income tax (benefit) expense	34	22	75	46
Interest (income) expense, net	(60)	(29)	(178)	(46)
Other expense (income), net	(19)	25	(12)	33
Depreciation and amortization(1)	2,662	2,446	5,378	4,901
Stock-based compensation(2)	2,209	2,676	4,130	4,884
Acquisition, disposition, realignment and contingent payment costs(3)	—	539	90	539
Adjusted EBITDA	$(1,936)	$(614)	$(7,565)	$(1,861)

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

Liquidity and Capital Resources

As of June 30, 2019, we had $9.9 million of cash and cash equivalents. In February 2019, we acquired substantially all of the assets of Only In Your State, LLC for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. In May and June 2019, we paid $0.6 million of the $0.8 million held back and $0.2 million was included as a working capital adjustment pursuant to the purchase agreement. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our condensed consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement based on fiscal year 2018 results. As of June 30, 2019, we have not accrued any expense for Well+Good deferred compensation based on the 2019 fiscal year period. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and 1.2 million, respectively. The estimated amount payable upon the third anniversary is included in other liabilities in our condensed consolidated balance sheet.

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

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of June 30, 2019, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(12,848)	$(6,401)
Net cash used in investing activities	$(5,261)	$(13,879)
Net cash (used in) provided by financing activities	$(3,208)	$20,789

Cash Flows from Operating Activities

Six months ended June 30, 2019 and June 30, 2018

Net cash used in our operating activities during the six months ended June 30, 2019 was $12.8 million as a result of our net loss during the period of $17.0 million, non-cash charges of $10.5 million related primarily to depreciation, amortization and stock-based compensation, and a net decrease in our working capital of $6.3 million. The change in working capital during the six months ended June 30, 2019 was primarily due to ordinary course variances in the timing of collections and payments, including collections of advance payments related to art fairs hosted by Saatchi Art, as well as increased personnel and related costs and service costs, including from the acquisition of Well+Good.

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

Cash Flows from Investing Activities

Six months ended June 30, 2019 and June 30, 2018

Net cash used in investing activities was $5.3 million during the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2019 primarily related to $3.4 million related to investments in property and equipment and $1.9 million paid for the acquisition of Only In Your State. Additionally, in June 2018, as a result of the Well+Good acquisition, we held back $0.8 million to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Of the $0.8 million held back as a result of the Well+Good acquisition, in May and June 2019 we paid $0.6 million to the seller, net of $0.2 million included as a working capital adjustment pursuant to the purchase agreement.

Net cash used in investing activities was $13.9 million during the six months ended June 30, 2018. Cash used in investing activities for the six months ended June 30, 2018 primarily related to $10.3 million paid for the acquisition of Well+Good, net of cash acquired, and $3.5 million related to investments in property and equipment.

Cash Flows from Financing Activities

Six months ended June 30, 2019 and June 30, 2018

Net cash used in financing activities was $3.2 million during the six months ended June 30, 2019. Cash used in financing activities for the six months ended June 30, 2019 primarily consists of $2.0 million related to taxes paid on vesting of restricted stock units and $1.6 million of deferred consideration paid related to the acquisitions of Deny Designs and Well+Good, partially offset by $0.4 million in proceeds from exercises of stock options and purchases under our ESPP.

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

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any off balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2019 and 2018, we used $3.4 million and $3.5 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment.

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

Concentrations of Credit Risk

As of June 30, 2019, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	June 30, 2019	December 31, 2018
Google Inc.	30%	25%

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended June 30, 2019.

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

3.2		Amended and Restated Bylaws of Leaf Group Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016

4.1		Form of Leaf Group Ltd. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016
10.1	†

Employment Agreement, dated as of May 15, 2019, by and between the Company and Brian Gephart (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2019.

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

Date: August 5, 2019