Form 10-Q
period 2019-09-30
LEAF GROUP LTD.
filed 2019-11-07
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 26,197,583 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$11,790	$31,081
Accounts receivable, net	11,854	12,627
Prepaid expenses and other current assets	3,087	3,932
Total current assets	26,731	47,640
Property and equipment, net	13,545	13,126
Operating lease right-of-use assets	7,713	—
Intangible assets, net	13,308	13,933
Goodwill	19,406	19,435
Other assets	1,045	988
Total assets	$81,748	$95,122

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,633	$1,519
Accrued expenses and other current liabilities	17,389	22,149
Deferred revenue	2,709	2,115
Total current liabilities	23,731	25,783
Deferred tax liability	106	86
Operating lease liabilities	7,249	—
Other liabilities	284	2,566
Total liabilities	31,370	28,435
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 27,805 and 26,150 shares issued and outstanding at September 30, 2019 and 27,138 and 25,483 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	559,664	554,403
Treasury stock at cost, 1,655 shares at September 30, 2019 and December 31, 2018	(35,706)	(35,706)
Accumulated other comprehensive loss	(89)	(52)
Accumulated deficit	(473,494)	(451,961)
Total stockholders’ equity	50,378	66,687
Total liabilities and stockholders’ equity	$81,748	$95,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$19,611	$22,482	$53,021	$58,125
Service revenue	20,419	18,974	56,836	51,398
Total revenue	40,030	41,456	109,857	109,523
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	14,221	16,202	40,049	42,003
Service costs (exclusive of amortization of intangible assets shown separately below)	9,107	8,229	26,000	21,077
Sales and marketing	7,372	8,796	22,498	23,644
Product development	4,973	5,558	15,652	15,362
General and administrative	8,072	7,615	24,724	22,584
Amortization of intangible assets	807	1,133	2,619	3,115
Total operating expenses	44,552	47,533	131,542	127,785
Loss from operations	(4,522)	(6,077)	(21,685)	(18,262)
Interest income	44	116	232	164
Interest expense	(5)	(2)	(15)	(4)
Other income (expense), net	(6)	(59)	6	(92)
Loss before income taxes	(4,489)	(6,022)	(21,462)	(18,194)
Income tax benefit (expense)	4	(13)	(71)	(59)
Net loss	$(4,485)	$(6,035)	$(21,533)	$(18,253)

Net loss per share—basic and diluted	$(0.17)	$(0.24)	$(0.83)	$(0.75)
Weighted average number of shares—basic and diluted	26,089	25,111	25,868	24,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(4,485)	$(6,035)	$(21,533)	$(18,253)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(40)	29	(37)	1
Comprehensive loss	$(4,525)	$(6,006)	$(21,570)	$(18,252)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Nine months ended September 30, 2019
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2018	25,483	$3	$554,403	$(35,706)	$(52)	$(451,961)	$66,687
Issuance of stock under employee stock awards and other, net	319	—	270	—	—	—	270
Tax withholdings related to vesting of share-based payments	—	—	(1,322)	—	—	—	(1,322)
Stock-based compensation expense	—	—	2,045	—	—	—	2,045
Foreign currency translation adjustment	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(10,286)	(10,286)
Balance at March 31, 2019	25,802	$3	$555,396	$(35,706)	$(25)	$(462,247)	$57,421
Issuance of stock under employee stock awards and other, net	187	—	175	—	—	—	175
Tax withholdings related to vesting of share-based payments	—	—	(717)	—	—	—	(717)
Stock-based compensation expense	—	—	2,331	—	—	—	2,331
Foreign currency translation adjustment	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(6,762)	(6,762)
Balance at June 30, 2019	25,989	$3	$557,185	$(35,706)	$(49)	$(469,009)	$52,424
Issuance of stock under employee stock awards and other, net	161	—	281	—	—	—	281
Tax withholdings related to vesting of share-based payments	—	—	(364)	—	—	—	(364)
Stock-based compensation expense	—	—	2,562	—	—	—	2,562
Foreign currency translation adjustment	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	(4,485)	(4,485)
Balance at September 30, 2019	26,150	$3	$559,664	$(35,706)	$(89)	$(473,494)	$50,378

	Nine months ended September 30, 2018
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2017	21,031	$2	$523,012	$(35,706)	$(17)	$(428,771)	$58,520
Issuance of stock under employee stock awards and other, net	326	—	148	—	—	—	148
Tax withholdings related to vesting of share-based payments	—	—	(1,402)	—	—	—	(1,402)
Stock-based compensation expense	—	—	2,320	—	—	—	2,320
Issuance of common stock in connection with follow-on public offering, net of offering costs	3,373	—	23,367	—	—	—	23,367
Foreign currency translation adjustment	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	(5,925)	(5,925)
Balance at March 31, 2018	24,730	$2	$547,445	$(35,706)	$35	$(434,696)	$77,080
Issuance of stock under employee stock awards and other, net	250	—	481	—	—	—	481
Tax withholdings related to vesting of share-based payments	—	—	(866)	—	—	—	(866)
Stock-based compensation expense	—	—	2,835	—	—	—	2,835
Foreign currency translation adjustment	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	(6,293)	(6,293)
Balance at June 30, 2018	24,980	$2	$549,895	$(35,706)	$(45)	$(440,989)	$73,157
Issuance of stock under employee stock awards and other, net	285	—	840	—	—	—	840
Tax withholdings related to vesting of share-based payments	—	—	(915)	—	—	—	(915)
Stock-based compensation expense	—	—	2,632	—	—	—	2,632
Foreign currency translation adjustment	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	(6,035)	(6,035)
Balance at September 30, 2018	25,265	$2	$552,452	$(35,706)	$(16)	$(447,024)	$69,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(21,533)	$(18,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,740	7,588
Non-cash lease expense	1,386	—
Deferred income taxes	20	17
Stock-based compensation	6,590	7,386
Other	118	67
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	654	(812)
Prepaid expenses and other current assets	845	(665)
Other long-term assets	109	231
Operating lease ROU assets and liabilities	(1,695)	—
Accounts payable	2,034	(222)
Accrued expenses and other liabilities	(5,607)	731
Deferred revenue	594	8
Net cash used in operating activities	(8,745)	(3,924)
Cash flows from investing activities
Purchases of property and equipment	(5,167)	(5,062)
Purchases of intangible assets	—	(45)
Cash paid for acquisitions, net of cash acquired	(1,900)	(10,349)
Other	—	5
Net cash used in investing activities	(7,067)	(15,451)
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	726	1,470
Proceeds from issuance of common stock	—	23,367
Taxes paid on net share settlements of restricted stock units	(2,403)	(3,184)
Cash paid for acquisition holdback	(625)	—
Cash paid for contingent consideration liability	(934)	(905)
Other	(75)	(51)
Net cash (used in) provided by financing activities	(3,311)	20,697
Effect of foreign currency on cash, cash equivalents and restricted cash	(2)	42
Change in cash, cash equivalents and restricted cash	(19,125)	1,364
Cash, cash equivalents and restricted cash, beginning of period	31,935	32,300
Cash, cash equivalents and restricted cash, end of period	$12,810	$33,664

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,790	$32,810
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	884	718
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$12,810	$33,664

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

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2019 and 2018 are unaudited.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of September 30, 2019, our results of operations for the three and nine months ended September 30, 2019 and 2018, and our cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2018 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for us commencing in the first quarter of fiscal year 2019. In July 2018, the FASB issued ASU 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have adopted Topic 842 as of January 1, 2019 using the new transition method, utilizing certain practical expedients allowable with the adoption of ASU 2016-02. Substantially all of our operating lease commitments with terms greater than 12 months are subject to the new guidance and are recognized as operating lease liabilities and right-of-use assets upon adoption. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $9.2 million and $10.3 million, respectively, as of January 1, 2019. The standard did not have a material impact on the recognition, measurement or presentation of lease expenses within our consolidated statements of operations or cash flows.

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

Media

Advertising Revenue. We generate Media service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; sponsored content; or advertising links. Performance obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met based on a reconciliation of the performance criteria. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or partner-performance data in circumstances where that data is available.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Product
Marketplaces	$19,611	$22,482	$53,021	$58,125
Service
Marketplaces	3,716	2,230	10,333	7,209
Media	16,703	16,744	46,503	44,189
Total revenue	$40,030	$41,456	$109,857	$109,523

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the nine months ended September 30, 2019, we recognized $1.6 million of revenues that were included in the deferred revenue balance as of December 31, 2018.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Computers and other related equipment	$12,085	$10,859
Purchased and internally developed software	33,256	29,758
Furniture and fixtures	1,487	1,470
Leasehold improvements	6,795	6,795
Machinery and related equipment	581	581
	54,204	49,463
Less accumulated depreciation	(40,659)	(36,337)
Property and equipment, net	$13,545	$13,126

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million for each of the three and nine months ended September 30, 2019 and 2018, is shown by classification below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Product costs	$401	$235	$1,162	$629
Service costs	951	787	2,831	2,179
Sales and marketing	7	6	20	22
Product development	12	14	35	52
General and administrative	184	512	1,073	1,591
Total depreciation	$1,555	$1,554	$5,121	$4,473

5. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2018	$19,435
Foreign currency impact	(29)
Balance at September 30, 2019	$19,406

We have two reporting units, Marketplaces and Media. Goodwill related to our Marketplaces reporting unit was $17.1 million as of September 30, 2019. Goodwill related to our Media reporting unit was $2.3 million and was recorded in connection with the acquisition of Well+Good in June 2018. Refer to Note 12 for additional information regarding our acquisition of Well+Good.

Intangible assets consisted of the following (in thousands):

	September 30, 2019
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(2,861)	$1,142
Artist relationships	12,216	(11,250)	966
Media content	91,489	(91,319)	170
Technology	6,204	(6,110)	94
Non-compete agreements	25	(25)	—
Trade names	18,238	(7,302)	10,936
	$132,175	$(118,867)	$13,308

	December 31, 2018
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(2,219)	$1,784
Artist relationships	12,223	(11,007)	1,216
Media content	91,489	(91,215)	274
Technology	6,204	(5,682)	522
Non-compete agreements	25	(25)	—
Trade names	16,257	(6,120)	10,137
	$130,201	$(116,268)	$13,933

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service costs	$17	$220	$105	$889
Sales and marketing	288	326	892	646
Product development	104	184	428	769
General and administrative	398	403	1,194	811
Total amortization	$807	$1,133	$2,619	$3,115

6. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued payroll and related items	$3,304	$4,769
Artist payables	4,483	5,528
Accrued product costs	1,452	3,008
Operating lease liabilities	1,608	—
Contingent liabilities	1,071	1,082
Accrued post-combination compensation	—	1,819
Other	5,471	5,943
Accrued expenses and other current liabilities	$17,389	$22,149

Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued rent	$—	$1,320
Contingent liabilities	—	976
Other	284	270
Other liabilities	$284	$2,566

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million is payable to the seller annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our condensed consolidated statement of operations. The fair value adjustment to the liability for the three and nine months ended September 30, 2019 was not material. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in other liabilities in our condensed consolidated balance sheets.

7. Leases

We adopted ASU 2016-02—Leases (Topic 842) as of January 1, 2019, using the new transition method issued under ASU 2018-11, which allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also allows an entity to elect not to recast its comparative periods in transition. In addition, we elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected to use the practical expedient related to short-term leases, allowing us to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less.

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

We have operating leases primarily for office space facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases have remaining lease terms of one year to five years, some of which include options to extend the leases for up to five years or to terminate the leases within one year. Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2019, finance leases were not material.

As of September 30, 2019, lease expense was comprised of $2.1 million in operating lease cost.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$625	$2,063

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2019
Operating leases:
Operating lease right-of-use assets	$7,713

Other current liabilities	1,608
Operating lease liabilities	7,249
Total operating lease liabilities	$8,857

Weighted average remaining lease term:
Operating leases	5 years

Weighted average discount rate:
Operating leases	9%

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating
Leases
2019	$625
2020	2,275
2021	2,281
2022	2,183
2023	2,236
Thereafter	1,336
Total lease payments	10,936
Less imputed interest	2,079
Total operating lease liabilities	$8,857

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2018 (in thousands):

Operating
leases
Year ending December 31,
2019	$2,765
2020	2,275
2021	2,281
2022	2,183
2023	2,236
Thereafter	1,336
Total minimum lease payments	$13,076

8. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of September 30, 2019, these leases have non-cancelable periods ending between October 2019 and July 2024. The lease for our Santa Monica office facility expires in July 2024.

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

9. Income Taxes

Income tax benefit (expense) was less than $0.1 million for each of the three and nine months ended September 30, 2019 and 2018.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and no interest or penalties were recognized in the three and nine months ended September 30, 2019 or 2018. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three and nine months ended September 30, 2019 or 2018, and we do not expect our uncertain tax position to change materially during the next twelve months.

We file tax returns in the United States, at both the federal and state level, and in several foreign jurisdictions. Due to net operating loss carryforwards, our tax returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted. As of December 31, 2018, we had completed our analysis on the tax impact relating to the 2017 Act and no material changes were made to the provisional amounts recorded. There was no additional impact on the income tax provision as of September 30, 2019.

10. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service costs	$315	$189	$758	$515
Sales and marketing	269	292	520	760
Product development	635	603	1,791	1,762
General and administrative	1,241	1,418	3,521	4,349
Total stock-based compensation	$2,460	$2,502	$6,590	$7,386

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2018	1,853
Options granted	120
Options exercised	(105)
Options forfeited or cancelled	(41)
Outstanding at September 30, 2019	1,827

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2018	1,921
Granted	2,465
Vested	(863)
Forfeited	(375)
Unvested at September 30, 2019	3,148

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

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of September 30, 2019, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of September 30, 2019, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

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

Well+Good

On June 5, 2018, we acquired 100% of the issued and outstanding membership interests of Well+Good LLC (“Well+Good”), a health and wellness media company, for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our condensed consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good based on fiscal year 2018 results. As of September 30, 2019, we have not accrued any expense for Well+Good deferred compensation based on the 2019 fiscal year period.

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Segment Revenue:
Marketplaces	$23,327	$24,712	$63,354	$65,334
Media	16,703	16,744	46,503	44,189
Total revenue	$40,030	$41,456	$109,857	$109,523

Segment Operating Expenses:
Marketplaces(1)	$22,512	$24,386	$65,194	$65,498
Media(1)	10,039	10,185	29,585	25,636
Add:
Corporate expenses(2)	7,179	6,774	22,343	20,363
Consolidated operating expenses	$39,730	$41,345	$117,122	$111,497

Segment Operating Contribution:
Marketplaces(3)	$815	$326	$(1,840)	$(164)
Media(3)	6,664	6,559	16,918	18,553
Add (deduct):
Corporate expenses(2)	(7,179)	(6,774)	(22,343)	(20,363)
Acquisition, disposition and realignment costs(4)	—	17	—	241
Adjusted EBITDA(5)	$300	$128	$(7,265)	$(1,733)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$300	$128	$(7,265)	$(1,733)
Add (deduct):
Interest income (expense), net	39	114	217	160
Other (expense) income, net	(6)	(59)	6	(92)
Depreciation and amortization(6)	(2,362)	(2,687)	(7,740)	(7,588)
Stock-based compensation(7)	(2,460)	(2,502)	(6,590)	(7,386)
Acquisition, disposition, realignment and contingent payment costs(8)	—	(1,016)	(90)	(1,555)
Loss before income taxes	$(4,489)	$(6,022)	$(21,462)	$(18,194)

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

(2)

Corporate expenses include operating expenses that are not directly attributable to the operating segments, including: corporate information technology, marketing, and general and administrative support functions, and also excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); and (e) income taxes.

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

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Domestic	$35,041	$35,343	$94,336	$91,181
International	4,989	6,113	15,521	18,342
Total revenue	$40,030	$41,456	$109,857	$109,523

14. Fair Value

As of each of the periods ended September 30, 2019 and 2018, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in other liabilities in our condensed consolidated balance sheet. The fair value adjustment to the liability for each of the three and nine months ended September 30, 2019 and 2018 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.  Of the $0.8 million held back as a result of the Well+Good acquisition, in May and June 2019 we paid $0.6 million to the sellers, net of $0.2 million included as a working capital adjustment pursuant to the purchase agreement.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(4,485)	$(6,035)	$(21,533)	$(18,253)
Weighted average common shares outstanding—basic and diluted	26,089	25,111	25,868	24,315
Net loss per share—basic and diluted	$(0.17)	$(0.24)	$(0.83)	$(0.75)

For the three months ended September 30, 2019 and 2018, we excluded 5.0 million and 1.8 million shares, respectively, and for the nine months ended September 30, 2019 and 2018, we excluded 5.0 million and 2.4 million shares, respectively,  from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

For the three months ended September 30, 2019 and 2018, had we reported net income, approximately 0.1 million and 1.4 million common shares would have been included in the number of shares used to calculate earnings per share, respectively. For the nine months ended September 30, 2019 and 2018, had we reported net income, approximately 0.4 million and 1.2 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

16. Subsequent Events

On November 7, 2019, we entered into a loan and security agreement for a 364-day senior secured working capital revolving line of credit with Silicon Valley Bank. The asset-based revolving credit facility provides for a maximum amount up to the lesser of (i) $10.0 million, or (ii) 80% advance rate against eligible accounts receivable, as described in the agreement. Any borrowing under the facility will bear interest at a floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. We must also pay an unused line per annum fee of 0.20% based on maximum commitments less outstanding balances on the line of credit, payable monthly in arrears. The agreement is secured by all assets, including intellectual property.

There are no outstanding borrowings under the revolving credit facility.

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

Forward-Looking Statements

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

Revenue

For the three months ended September 30, 2019 and 2018, we reported revenue of $40.0 million and $41.5 million, respectively, and for the nine months ended September 30, 2019 and 2018, we reported revenue of $109.9 million and $109.5 million, respectively. For the three months ended September 30, 2019 and 2018, Marketplaces revenue accounted for 58% and 60% of our total revenue, respectively, and Media revenue accounted for 42% and 40% of our total revenue, respectively. For the nine months ended September 30, 2019 and 2018, Marketplaces revenue accounted for 58% and 60% of our total revenue, respectively, and Media revenue accounted for 42% and 40% of our total revenue, respectively.

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

•

Gross transaction value: We define gross transaction value as the total dollar value of Marketplaces transactions, excluding the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at fairs, sponsorship fees and ticket sales. Gross transaction value is the total amount paid by the customer including the total product price inclusive of artist margin, shipping charges, and sales taxes, and is net of any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.

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

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	316,490	374,008	(15)%	845,859	955,223	(11)%
Gross Transaction Value (in thousands)	$29,341	$30,216	(3)%	$81,526	$81,315	0%
Media Metrics(2)(3):
Visits per Google Analytics (in thousands)	736,608	665,193	11%	2,194,681	2,221,967	(1)%
Revenue per Visit (Google Analytics)	$22.68	$25.17	(10)%	$21.19	$19.89	7%
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

Media

Advertising Revenue. We generate Media service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; sponsored content; or advertising links. Performance obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met based on a reconciliation of the performance criteria. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or partner-performance data in circumstances where that data is available.

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

Income Tax Benefit (Expense)

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

We believe that the estimates and assumptions associated with our revenue recognition, goodwill, capitalization and useful lives associated with our intangible assets, and the recoverability of our long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2018 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2018 Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$19,611	$22,482	$53,021	$58,125
Service revenue	20,419	18,974	56,836	51,398
Total revenue	40,030	41,456	109,857	109,523
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	14,221	16,202	40,049	42,003
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	9,107	8,229	26,000	21,077
Sales and marketing(1)(2)	7,372	8,796	22,498	23,644
Product development(1)(2)	4,973	5,558	15,652	15,362
General and administrative(1)(2)	8,072	7,615	24,724	22,584
Amortization of intangible assets	807	1,133	2,619	3,115
Total operating expenses	44,552	47,533	131,542	127,785
Loss from operations	(4,522)	(6,077)	(21,685)	(18,262)
Interest income	44	116	232	164
Interest expense	(5)	(2)	(15)	(4)
Other income (expense), net	(6)	(59)	6	(92)
Loss before income taxes	(4,489)	(6,022)	(21,462)	(18,194)
Income tax benefit (expense)	4	(13)	(71)	(59)
Net loss	$(4,485)	$(6,035)	$(21,533)	$(18,253)

(1) Depreciation expense included in the above line items:
Product costs	$401	$235	$1,162	$629
Service costs	951	787	2,831	2,179
Sales and marketing	7	6	20	22
Product development	12	14	35	52
General and administrative	184	512	1,073	1,591
Total depreciation	$1,555	$1,554	$5,121	$4,473

(2) Stock-based compensation included in the above line items:
Service costs	$315	$189	$758	$515
Sales and marketing	269	292	520	760
Product development	635	603	1,791	1,762
General and administrative	1,241	1,418	3,521	4,349
Total stock-based compensation	$2,460	$2,502	$6,590	$7,386

As a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue	49.0%	54.2%	48.3%	53.1%
Service revenue	51.0%	45.8%	51.7%	46.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	35.5%	39.1%	36.5%	38.4%
Service costs (exclusive of amortization of intangible assets shown separately below)	22.8%	19.8%	23.7%	19.2%
Sales and marketing	18.4%	21.3%	20.5%	21.6%
Product development	12.4%	13.4%	14.2%	14.0%
General and administrative	20.2%	18.4%	22.5%	20.6%
Amortization of intangible assets	2.0%	2.7%	2.5%	2.9%
Total operating expenses	111.3%	114.7%	119.8%	116.7%
Loss from operations	(11.3)%	(14.7)%	(19.8)%	(16.7)%
Interest income	—%	0.3%	0.3%	0.2%
Interest expense	—%	—%	—%	—%
Other income (expense), net	—%	(0.1)%	—%	(0.1)%
Loss before income taxes	(11.2)%	(14.5)%	(19.5)%	(16.6)%
Income tax benefit (expense)	—%	—%	(0.1)%	(0.1)%
Net loss	(11.2)%	(14.5)%	(19.6)%	(16.7)%

Segment results (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Segment Revenue:
Marketplaces	$23,327	$24,712	(6)%	$63,354	$65,334	(3)%
Media	16,703	16,744	(0)%	46,503	44,189	5%
Total revenue	$40,030	$41,456	(3)%	$109,857	$109,523	0%

Segment Operating Expenses:
Marketplaces(1)	$22,512	$24,386	(8)%	$65,194	$65,498	(0)%
Media(1)	10,039	10,185	(1)%	29,585	25,636	15%
Add:
Corporate expenses(2)	7,179	6,774	6%	22,343	20,363	10%
Consolidated operating expenses	$39,730	$41,345	(4)%	$117,122	$111,497	5%

Segment Operating Contribution:
Marketplaces(3)	$815	$326	150%	$(1,840)	$(164)	(1,022)%
Media(3)	6,664	6,559	2%	16,918	18,553	(9)%
Add (deduct):
Corporate expenses(2)	(7,179)	(6,774)	6%	(22,343)	(20,363)	10%
Acquisition, disposition and realignment costs(4)	—	17	(100)%	—	241	(100)%
Adjusted EBITDA(5)	$300	$128	134%	$(7,265)	$(1,733)	(319)%

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

(2)

Corporate expenses include operating expenses that are not directly attributable to the operating segments, including: corporate information technology, marketing, and general and administrative support functions, and also excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); and (e) income taxes.

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

Marketplaces Revenue

Marketplaces revenue decreased by $1.4 million, a 6% decrease, to $23.3 million for the three months ended September 30, 2019, as compared to $24.7 million for the same period in 2018. The decrease was driven by a 13% decrease in Society6 Group revenue year-over-year resulting, in part, from declining sales domestically, internationally, and through third-party marketplaces, partially offset by a 59% increase in Saatchi Art Group revenue year-over-year. The increase in Saatchi Art Group revenue was primarily driven by an increase in the number of transactions and average order value. For the three months ended September 30, 2019, Marketplaces gross transaction value was $29.3 million as compared to $30.2 million in the prior year period, reflecting a decrease of 3%, driven by a 10% decrease in gross transaction value from Society6 Group offset by a 29% increase in gross transaction value from Saatchi Art Group. The decrease in Society6 Group gross transaction value was primarily driven by a decrease in the number of transactions in domestic and international markets and through third-party marketplaces, partially offset by an increase in Society6 Group average order value. The increase in Society6 Group average order value was due to increases in items per order, price per item and the amount of sales tax we collect as a consequence of the impact of the Wayfair decision, which permits states to adopt laws requiring sellers to collect sales and use tax, even in states where the seller has no physical presence. The increase in Saatchi Art Group gross transaction value was primarily driven by an increase in the number of transactions and average order value. Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as the sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions decreased 15% to 316,490 in the three months ended September 30, 2019 as compared to 374,008 in the same period in 2018, primarily due to decreases in domestic and international sales on Society6 and from our decision to focus on sales generated through our platforms directly rather than selling through third-party marketplaces, partially offset by an increase in transactions for Saatchi Art Group.

Marketplaces revenue decreased by $2.0 million, a 3% decrease, to $63.3 million for the nine months ended September 30, 2019, as compared to $65.3 million for the same period in 2018, with Society6 Group revenue decreasing 10% year-over-year resulting from, in part, declining sales internationally, through third-party marketplaces, and domestically, partially offset by a 41% increase in Saatchi Art Group revenue year-over-year. The increase in Saatchi Art Group revenue was primarily driven by an increase in the number of transactions. For the nine months ended September 30, 2019, Marketplaces gross transaction value was $81.5 million as compared to $81.3 million in the prior year period, driven by a 23% increase in gross transaction value from Saatchi Art Group offset by a 6% decrease in gross transaction value from Society6 Group. The increase in Saatchi Art Group gross transaction value was primarily driven by an increase in the number of transactions.  The decrease in Society6 Group gross transaction value was primarily driven by a decrease in the number of transactions in domestic and international markets and through third-party marketplaces, partially offset by an increase in Society6 Group average order value. The increase in Society6 Group average order value was due to increases in items per order, price per item and the amount of sales tax we collect as a consequence of the impact of the Wayfair decision, which permits states to adopt laws requiring sellers to collect sales and use tax, even in states where the seller has no physical presence. Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as the sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions decreased 11% to 845,859 in the nine months ended September 30, 2019, as compared to 955,223 in the same period in 2018, primarily due to decreases in domestic and international sales on Society6 and from our decision to focus on sales generated through our platforms directly rather than selling through third-party marketplaces, partially offset by increases in transactions for Saatchi Art Group.

Media Revenue

Media revenue remained flat at $16.7 million for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to an increase in revenue from our premium sites, including a 123% increase from Hunker, offset by a 35% decrease in revenue from Livestrong.com. Google Analytics data shows that visits increased by 11% to 737 million visits in the three months ended September 30, 2019 from 665 million visits in the same period in 2018. This increase was primarily due to visits related to the acquisition of Only in Your State in February 2019 and sustained growth across our premium sites, including Hunker, partially offset by a decrease in Livestrong.com traffic due to recent Google search engine updates that negatively impacted the volume of referral traffic to many health-related sites, and the removal of content as part of our efforts to refine our content library on Livestrong.com. RPV, calculated using visits per Google Analytics, decreased by 10%, to $22.68 in the three months ended September 30, 2019 from $25.17 in the same period in 2018.

Media revenue increased by $2.3 million, a 5% increase, to $46.5 million for the nine months ended September 30, 2019, as compared to $44.2 million for the same period in 2018 primarily due to the acquisition of Well+Good in June 2018 and an increase in revenue from our premium sites, including a 142% increase from Hunker, partially offset by a 38% decrease in revenue from Livestrong.com. Google Analytics data shows that visits remained flat at 2.2 million visits in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a decrease in Livestrong.com traffic due to recent Google search engine updates that negatively impacted the volume of referral traffic to many health-related sites, and the removal of content as part of our efforts to refine our content library on Livestrong.com, offset by an increase in visits as a result of the acquisitions of Well+Good in June 2018 and Only in Your State in February 2019 and increases in our premium sites, including Hunker. RPV, calculated using visits per Google Analytics, increased 7%, to $21.19 in the nine months ended September 30, 2019 from $19.89 in the same period in 2018, as a result of the acquisition of Well+Good in June 2018 and improved ad monetization yields on several of our media properties.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Product costs (exclusive of amortization of intangible assets)	$14,221	$16,202	(12)%	$40,049	$42,003	(5)%
Service costs (exclusive of amortization of intangible assets)	9,107	8,229	11%	26,000	21,077	23%
Sales and marketing	7,372	8,796	(16)%	22,498	23,644	(5)%
Product development	4,973	5,558	(11)%	15,652	15,362	2%
General and administrative	8,072	7,615	6%	24,724	22,584	9%
Amortization of intangible assets	807	1,133	(29)%	2,619	3,115	(16)%

Product Costs

Product costs for the three months ended September 30, 2019 decreased by $2.0 million, or 12%, to $14.2 million, as compared to $16.2 million for the same period in 2018, primarily due to a decrease in marketplace revenue.

Product costs for the nine months ended September 30, 2019 decreased by $2.0 million, or 5%, to $40.0 million, as compared to $42.0 million for the same period in 2018, primarily due to a decrease in marketplace revenue.

Service Costs

Service costs for the three months ended September 30, 2019 increased by $0.9 million, or 11%, to $9.1 million, as compared to $8.2 million for the same period in 2018. The increase was primarily due to increases of $0.7 million related to content development and renovation, $0.2 million in cost of services primarily related to higher media event costs for Well+Good and its offline programming and custom events offerings, higher shipping on Saatchi Art due to more transactions, $0.2 million in depreciation expense, and $0.1 million in consulting fees, partially offset by a decrease of $0.4 million in earn-out costs.

Service costs for the nine months ended September 30, 2019 increased by $4.9 million, or 23%, to $26.0 million, as compared to $21.1 million for the same period in 2018. The increase was primarily due to increases of $1.8 million related to content development and renovation, $1.3 million in personnel and related costs primarily driven by an increase in headcount due to the acquisition of Well+Good in June 2018, $0.8 million in cost of services primarily related to higher media event costs due to the acquisition of Well+Good and its offline programming and custom events offerings, higher shipping costs on Saatchi Art resulting from more transactions, $0.7 million in depreciation expense, $0.3 million in consulting fees and $0.1 million in ad serving costs, partially offset by a decrease of $0.6 million in earn-out costs.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2019 decreased by $1.4 million, or 16%, to $7.4 million, as compared to $8.8 million for the same period in 2018. The decrease was primarily due to decreases of $1.3 million in marketing activities, primarily from lower performance marketing spend on Livestrong.com, and $0.4 million in personnel and related costs, partially offset by an increase of $0.3 million in license and support costs.

Sales and marketing expenses for the nine months ended September 30, 2019 decreased by $1.1 million, or 5%, to $22.5 million, as compared to $23.6 million for the same period in 2018. The decrease was primarily due to a decrease of $3.0 million in marketing activities, primarily from lower performance marketing spend on Livestrong.com, partially offset by increases of $1.2 million in personnel and related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018 and the expansion of our branded direct salesforce, and $0.7 million in license and support costs.

Product Development

Product development expenses for the three months ended September 30, 2019 decreased by $0.6 million, or 11%, to $5.0 million, as compared to $5.6 million for the same period in 2018. The decrease was primarily due to $0.5 million in earn-out costs not incurred in 2019.

Product development expenses for the nine months ended September 30, 2019 increased by $0.3 million, or 2%, to $15.7 million, as compared to $15.4 million in the same period in 2018. The increase was primarily due to increases of $0.5 million in personnel and related costs and $0.4 million in consulting cost, partially offset by a decrease of $0.7 million in earn-out costs not incurred in 2019.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 increased by $0.5 million, or 6%, to $8.1 million, as compared to $7.6 million in the same period in 2018. The increase was primarily due to increases of $0.3 million associated with strategic review costs including fees of legal, financial and other advisors, $0.2 million in facilities costs and $0.2 million in board fees, licenses and taxes, partially offset by a decrease of $0.3 million in depreciation expense.

General and administrative expenses for the nine months ended September 30, 2019 increased by $2.1 million, or 9%, to $24.7 million, as compared to $22.6 million in the same period in 2018. The increase was primarily due to increases of $1.5 million associated with potential proxy contest and strategic review costs including fees of legal, financial and other advisors, $0.7 million in board fees, and $0.3 million in consulting costs licenses and taxes partially offset by decreases of $0.5 million in depreciation expense.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2019 decreased by $0.3 million, or 29%, to $0.8 million, as compared to $1.1 million in the same period in 2018.  The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Amortization expense for the nine months ended September 30, 2019 decreased by $0.5 million, or 16%, to $2.6 million, as compared to $3.1 million in the same period in 2018.  The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Interest Income (Expense), Net

Interest income (expense) for the three months ended September 30, 2019 was less than $0.1 million, as compared to $0.1 million in the same period in 2018. Interest income (expense) for the nine months ended September 30, 2019 remained flat at $0.2 million, as compared to the same period in 2018.

Other Income (Expense), Net

Other income (expense), net for each of the three and nine months ended September 30, 2019 and 2018 was less than $0.1 million.

Income Tax Benefit (Expense)

Income tax expense for each of the three and nine months ended September 30, 2019 and 2018 was less than $0.1 million.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended September 30, 2019 decreased by $1.9 million, or 8%, to $22.5 million, as compared to $24.4 million in the same period in 2018. The decrease was primarily due to a decrease in marketplace revenue, with a decrease of $1.6 million in cost of services and $0.7 million in marketing, partially offset by an increase of $0.4 million in product development. Marketplaces operating contribution was $0.8 million for the three months ended September 30, 2019, as compared to $0.3 million in the same period in 2018.

Marketplaces operating expenses for the nine months ended September 30, 2019 decreased by $0.3 million, or 0.5%, to $65.2 million, as compared to $65.5 million in the same period in 2018. The decrease was primarily due to decreases in marketplace revenue, with decreases of $0.8 million in cost of services and $0.2 million in marketing, partially offset by increases of $0.7 million in product development. Marketplaces operating contribution was a loss of $1.8 million for the nine months ended September 30, 2019, as compared to a loss of $0.2 million in the same period in 2018.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended September 30, 2019 decreased by $0.2 million, or 1%, to $10.0 million, as compared to $10.2 million in the same period in 2018. The decrease was primarily due to a decrease of $0.5 million in sales and marketing and $0.4 million in product development, partially offset by an increase of $0.6 million in cost of sales and $0.1 in general and administrative costs. Media operating contribution was $6.7 million for the three months ended September 30, 2019, as compared to $6.6 million in the same period in 2018.

Media operating expenses for the nine months ended September 30, 2019 increased by $3.9 million, or 15%, to $29.6 million, as compared to $25.6 million in the same period in 2018. The increase was primarily due to increased costs attributable to the acquisition of Well+Good in June 2018. The Well+Good acquisition increased personnel and related costs by $2.5 million, content fees by $1.0 million, cost of sales by $0.9 million, and professional and consulting fees by $0.7 million. Such increased costs were partially offset by a decrease in marketing spend of $2.0 million.  Media operating contribution was $16.9 million for the nine months ended September 30, 2019, as compared to $18.6 million in the same period in 2018.

Corporate Operating Expenses

Corporate operating expenses for the three months ended September 30, 2019 increased by $0.4 million, or 6%, to $7.2 million, as compared to $6.8 million in the same period in 2018. The increase was primarily due to strategic review costs including fees of legal, financial and other advisors.

Corporate operating expenses for the nine months ended September 30, 2019 increased by $1.9 million, or 10%, to $22.3 million, as compared to $20.4 million in the same period in 2018. The increase was primarily due to potential proxy contest and strategic review costs including fees of legal, financial and other advisors, as well as an increase in personnel and related costs.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(4,485)	$(6,035)	$(21,533)	$(18,253)
Add (deduct):
Income tax (benefit) expense	(4)	13	71	59
Interest (income) expense, net	(39)	(114)	(217)	(160)
Other expense (income), net	6	59	(6)	92
Depreciation and amortization(1)	2,362	2,687	7,740	7,588
Stock-based compensation(2)	2,460	2,502	6,590	7,386
Acquisition, disposition, realignment and contingent payment costs(3)	—	1,016	90	1,555
Adjusted EBITDA	$300	$128	$(7,265)	$(1,733)

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

Liquidity and Capital Resources

As of September 30, 2019, we had $11.8 million of cash and cash equivalents. In February 2019, we acquired substantially all of the assets of Only In Your State, LLC for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. In May and June 2019, we paid $0.6 million of the $0.8 million held back and $0.2 million was included as a working capital adjustment pursuant to the purchase agreement. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our condensed consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement based on fiscal year 2018 results. As of September 30, 2019, we have not accrued any expense for Well+Good deferred compensation based on the 2019 fiscal year period. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in other liabilities in our condensed consolidated balance sheet.

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

For additional working capital, we entered into a new credit facility, on November 7, 2019. The loan and security agreement is a 364-day senior secured working capital revolving line of credit with Silicon Valley Bank. The asset-based revolving credit facility provides for a maximum amount up to the lesser of (i) $10.0 million, or (ii) 80% advance rate against eligible accounts receivable, as described in the agreement. Any borrowing under the facility will bear interest at a floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. We must also pay an unused line per annum fee of 0.20% based on maximum commitments less outstanding balances on the line of credit, payable monthly in arrears. The agreement is secured by all assets, including intellectual property. As of the date of this report, there were no outstanding borrowings under the revolving credit facility.

In order to fund our operations, make potential acquisitions, pursue new business opportunities, and invest in our existing businesses, platforms, and technologies, we may also need to raise additional funds by selling certain assets or using equity or equity-related or debt securities.

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

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of September 30, 2019, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors, including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(8,745)	$(3,924)
Net cash used in investing activities	$(7,067)	$(15,451)
Net cash (used in) provided by financing activities	$(3,311)	$20,697

Cash Flows from Operating Activities

Nine months ended September 30, 2019 and September 30, 2018

Net cash used in our operating activities during the nine months ended September 30, 2019 was $8.7 million as a result of our net loss during the period of $21.5 million, non-cash charges of $15.8 million related primarily to depreciation, amortization and stock-based compensation, and a net decrease in our working capital of $3.0 million. The change in working capital during the nine months ended September 30, 2019 was primarily due to ordinary course variances in the timing of collections and payments, including collections of advance payments related to art fairs hosted by Saatchi Art, as well as increased personnel and related costs and service costs, including from the acquisition of Well+Good.

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

Cash Flows from Investing Activities

Nine months ended September 30, 2019 and September 30, 2018

Net cash used in investing activities was $7.1 million during the nine months ended September 30, 2019. Cash used in investing activities for the nine months ended September 30, 2019 primarily related to $5.2 million related to investments in property and equipment and $1.9 million paid for the acquisition of Only In Your State.

Net cash used in investing activities was $15.5 million during the nine months ended September 30, 2018. Cash used in investing activities for the nine months ended September 30, 2018 primarily related to $10.3 million paid for the acquisition of Well+Good, net of cash acquired, and $5.1 million related to investments in property and equipment.

Cash Flows from Financing Activities

Nine months ended September 30, 2019 and September 30, 2018

Net cash used in financing activities was $3.3 million during the nine months ended September 30, 2019. Cash used in financing activities for the nine months ended September 30, 2019 primarily consists of $2.4 million related to taxes paid on vesting of restricted stock units, $0.9 million of deferred consideration paid related to the acquisition of Deny Designs and $0.6 million holdback payment related to the Well+Good acquisition pursuant to the purchase agreement, partially offset by $0.7 million in proceeds from exercises of stock options and purchases under our employee stock purchase plan (“ESPP”).

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2019 and 2018, we used $5.2 million and $5.1 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment.

Recent Accounting Pronouncements

See Note 2 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency exchange, inflation, concentration of credit risk and interest rate risk. To reduce and manage these risks, we assess the financial condition of our large advertising network providers, large direct advertisers and their agencies, and other large customers when we enter into or amend agreements with them and limit credit risk by setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, readily convertible into cash and mature within three months from the date of purchase.

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

Concentrations of Credit Risk

As of September 30, 2019, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	September 30, 2019	December 31, 2018
Google Inc.	27%	25%

Interest Rate Risk

We do not believe that interest rate risk has had a material effect on our business, financial condition or results of operations.

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

Item 1A.     RISK FACTORS

There are certain risks and uncertainties in our business that could materially affect our business, financial condition and/or future results and cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our 2018 Annual Report, which is available at www.sec.gov and at ir.leafgroup.com.  The risk factors described in the 2018 Annual Report and the risk factors below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. There have been no material changes to the risk factors set forth in the 2018 Annual Report and in our quarterly report on Form 10-Q for the quarter ended June 30, 2019.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended September 30, 2019.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation of Leaf Group Ltd., as amended effective November 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017).

3.2	Amended and Restated Bylaws of Leaf Group Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016).

4.1	Form of Leaf Group Ltd. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016).
31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

31.2

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Date: November 7, 2019