Form 10-K
period 2019-12-31
LEAF GROUP LTD.
filed 2020-03-16
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35048

LEAF GROUP LTD.

(Exact name of registrant as specified in its charter)

Delaware	20-4731239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1655 26th Street Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

(310) 656-6253

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LEAF	The New York Stock Exchange

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $110.6 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of March 10, 2020, there were 26,595,275 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

LEAF GROUP LTD.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. under the heading entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Annual Report on Form 10-K, except as required by law.

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

Our business is comprised of two segments: Marketplaces and Media. Financial information by segment is set forth in Note 17 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Marketplaces

Leaf Group’s Marketplaces segment includes art and design marketplaces that serve a global community of approximately 475,000 independent artists as of December 31, 2019, an increase of approximately 14% from the prior year. Our marketplaces empower artists to reach a global audience of art lovers and design conscious buyers and earn a living or supplement their income while pursuing their passion, while we handle various marketing, promotion, and logistics, such as coordination of made-to-order production, global shipping and payment processing. Through our portfolio of marketplace brands, we create compelling and differentiated experiences that serve the needs of an attractive demographic of art enthusiasts and design conscious consumers throughout their key life stages. Our marketplace brands are distinguished by the diversity and quality of available products, high caliber of artists and superior customer service that we provide to both artists and buyers.

Our portfolio of marketplace brands includes:

•

Society6 Group.  Society6 Group is our made-to-order marketplace business and includes Society6.com (“Society6”) and our wholesale channel, Deny Designs (together with Society6, the “Society6 Group”). Society6 provides artists with an online commerce platform to feature and sell their original art and designs on consumer products in the home décor, accessories, and apparel categories. Artists post their designs, set the price for art prints and select other products within the Society6 product portfolio on which their art and designs can be sold. After a product is purchased, third-party vendors produce, package and ship the product directly to the buyer. Deny Designs, which we acquired in May 2017, sells products through wholesale channels to trade and hospitality clients, as well as retail distribution partners. As of December 31, 2019, Society6 Group had approximately 380,000 active artists, an increase of more than 11% from the prior year. There are now more than 6.4 million unique designs and approximately 70 consumer products available across the Society6 Group product portfolio. During 2019, Society6 Group facilitated sales to customers located in over 180 countries.

•

Saatchi Art Group.  Saatchi Art Group, which includes SaatchiArt.com (“Saatchi Art”) and its complementary art fair event brand, The Other Art Fair (together with Saatchi Art, the “Saatchi Art Group”), is one of the world’s largest online art galleries with a focus on emerging artists. The online gallery’s mission is to democratize the art world and create an opportunity for all artists worldwide to exhibit and sell their artwork. The site pairs discovery tools with curation, making it easy for buyers to browse art with confidence. Saatchi Art also offers an art advisory service which provides individual collectors and trade professionals with access to an art curator who will help select artwork tailored to the customer’s needs, space and style. Through Saatchi Art Group, approximately 95,000 artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs currently hosted in the United Kingdom, Australia and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography and has sold works to buyers located in over 80 countries in 2019. There are currently more than 1.4 million original, unique works available on the Saatchi Art platform. In 2019, Saatchi Art’s The Other Art Fair hosted 12 art fairs, showcasing approximately 1,500 artists and their work at each fair. During 2020, we intend to expand our reach and launch additional art fairs, including in one new market: Toronto, Canada.

Media

Leaf Group’s Media segment consists of a diverse portfolio of media properties that educate and inform consumers on a broad range of topics. Our media properties enable a large community of subject matter experts to share their knowledge and passion with consumers across the internet. We generate the majority of our media revenue from the sale of advertising.

Brands.  Our portfolio of owned and operated media properties includes Well+Good, Livestrong.com, Hunker, and Only In Your State, as well as approximately 38 other media properties that are focused on specific topics or interests. Collectively, our owned and operated media properties reached more than 69 million average monthly unique visitors in the United States in the fourth quarter of 2019 according to comScore.

•	Well+Good is a leading health and wellness media brand known for its journalistic approach to content.
•

Livestrong.com is a premier destination and action-oriented community for people who want to become their best selves – physically, mentally and emotionally. Livestrong.com also offers mobile applications, such as MyPlate, that monitor users’ health, fitness and life achievements.

•	Hunker is a home design media site dedicated to helping first-time homeowners improve their homes with practical solutions, home tours and design advice for real people.
•	Only In Your State is a leading US-focused local attractions and review site, highlighting small businesses, hidden gems and natural wonders for an audience of motivated, experience-seekers.

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

Mobile Applications.  Our media portfolio also includes mobile applications. MyPlate, our most successful app, is integrated into our Livestrong.com brand. During December 2019, MyPlate was used by over 451,000 consumers to track their calories and improve their diet. MyPlate is monetized via ads, sponsorships and a premium subscription offering that unlocks advanced features.

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

Partner Sites.  Some of our websites were developed in coordination with other media companies and publishers. In these cases, we create, maintain and host content that exists on the partner’s sub-domain and is seamlessly integrated into our partner’s website. Revenues from this content are shared with the partner. We currently have approximately 24 such hosted properties in our portfolio of media properties.

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

International Operations

We provide our products and services to consumers around the world. Our marketplaces are available to artists and buyers globally and, while it is a small part of our outsourced production process, we work with international vendors in the Asia-Pacific and European regions to more efficiently ship products to customers and we continue to look for opportunities to work with additional international vendors. In addition, Saatchi Art’s The Other Art Fair currently hosts art fairs in the United Kingdom, Australia and the United States.

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

Competition

We operate in highly competitive and developing industries that are characterized by rapid technological change, a variety of business models and frequent disruption of incumbents by innovative entrants.

Marketplaces.  Our art and design marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Our made-to-order marketplace business, Society6 Group, primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third-party fulfillment partners and shipped directly to customers, such as RedBubble, Threadless, and Minted, as well as companies that offer broader home décor and apparel products for creative, design conscious consumers, such as Etsy, Wayfair, Urban Outfitters, and West Elm. Our online art gallery and in-person art fair business, Saatchi Art Group, competes with traditional offline art galleries, art consultants, and online platforms selling original artwork, such as Artfinder, Artspace, Rise Art, eBay and Amazon Art, as well as various art fairs that feature reasonably priced artwork from emerging artists, such as The Affordable Art Fair. Our marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms and attend our fairs. We believe that the principal competitive factors for such marketplaces include the quality, price and uniqueness of the products, artwork or services being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to our made-to-order products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength. We expect competition to continue to intensify as online and offline businesses increasingly compete with each other and the barriers to enter online channels are reduced.

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

We have trademarks registered in the United States and in various countries (some of which are registered in multiple classes) for some of our core properties, including “Society6”, “DenyDesigns”, “The Other Art Fair”, “eHow”, “Well+Good” and “Hunker”, and we have additional trademark applications pending in the United States and other jurisdictions. We also have patents granted by the United States Patent and Trademark Office and other jurisdictions with respect to certain methods, processes and technologies related to our Media segment that expire between 2027 and 2034, and we have patent applications pending in the United States and other jurisdictions specific to our Media segment. We believe that the duration of our patents is adequate for the current needs of our business. We generally do not register the copyrights associated with our Media content with the United States Copyright Office due to the relatively high costs we would incur to register all of our copyrights.

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

In the United States, Congress has adopted legislation that regulates certain aspects of the internet, including the Communications Decency Act, the Digital Millennium Copyright Act, the Lanham Act, the Anticybersquatting Consumer Protection Act, the CAN-SPAM Act, the Children’s Online Privacy Protection Act (“COPPA”) and the Federal Trade Commission Act. Advertising and promotional information presented to visitors on our online properties, our related social media channels and through our other marketing activities are subject to federal and state consumer protection laws and regulations that govern unfair and deceptive practices. Because we operate large consumer-facing media properties and marketplace platforms, we are also subject to state, federal and foreign laws and regulations governing privacy of users’ search and purchasing habits and other information, including requirements related to the collection and protection of consumers’ non-public personal information, user preferences and similar personal data. We are subject to the General Data Protection Regulation (“GDPR”), which became effective in May 2018 and relates to data protection and privacy in the European Union (the “EU”).  If enacted, we will be subject to the EU ePrivacy Regulation, which is a proposed regulation of privacy and electronic communications. We are self-certified with the U.S. Department of Commerce for the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, which relate to the transfer of personal data from the EU and Switzerland to the U.S. Additionally, an increasing number of states are enacting their own privacy and data protection laws, which may be preempted by proposed U.S. federal privacy laws. We are subject to Colorado’s Protections for Consumer Data Privacy Act (the “PCDPA”), which became effective September 1, 2018, Nevada’s privacy law (“SB 220”), which became effective October 1, 2019, and the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020.

We are also subject to the Telephone Consumer Protection Act of 1991 (the “TCPA”), which restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the Federal Trade Commission, the Federal Communications Commission (the “FCC”), states and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

We must also comply with certain foreign and U.S. laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010 (the “U.K. Bribery Act”) and

regulations issued by U.S. Customs and Border Protection, the Office of Foreign Assets Control (“OFAC”), the U.S. Commerce Department and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business and require companies to maintain accurate books and records. OFAC regulations prohibit U.S.-based entities from entering into or facilitating transactions with, for the benefit of, or involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export and customs laws.

Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the internet in more and different ways than exist today, including with respect to taxes. New laws and regulations, or new interpretations of existing laws and regulations, may significantly impact our business. We are subject to the Directive on Copyright in the Digital Single Market, including Articles 15 and 17, dubbed the “link tax” and “upload filter”, which became effective in June 2019. The costs of compliance with the various laws and regulations applicable to us are high and may increase in the future and any failure to comply with applicable laws and regulations may subject us to additional liabilities and penalties. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Employees

As of December 31, 2019, we had 341 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

We depend on various internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our properties, including media properties that we host for our partners. Our media properties are particularly dependent on search referral traffic. During the year ended December 31, 2019, based on our internal data, a majority of the traffic directed to our media properties came directly from internet search engines and a majority of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by search engines to display results could cause our properties to receive less favorable placements in the search results. Google, Bing and Yahoo! regularly deploy changes to their search engine algorithms. Since our inception, we have experienced fluctuations in the total number of search referrals to our properties. The changes to search engine algorithms by Google, Bing and Yahoo! have resulted in the past, and may result in the future, in substantial declines in traffic to certain of our media properties, which has contributed to significant and sustained revenue declines from our media segment in recent periods. For example, in the third quarter of 2018, Google made a search engine update that we believe negatively impacted the volume of referral traffic to the health-related category, impacting our Livestrong.com media property. In addition, search engine providers typically display, together with organic search results, content and advertising links that may divert traffic from the pages referenced in the organic search results, including paid search results and content and links selected by the search engine provider or other online marketing firms. Accordingly, even if we rank highly in organic search results, traffic to our properties may still decline as a result of paid search results and other content included on the search results page generated by a search query. Internet search engines could also decide that content on our media properties, or the size, placement and type of ad units displayed on webpages hosting our content, is unacceptable or violates their policies, which continue to evolve over time. Internet search engines could also view product or layout changes made to our properties unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

Any future or ongoing changes made by search engines that negatively impact the volume of search referral traffic to any of our media or marketplace properties could materially and adversely affect our business, financial condition and results of operations.

Further, any changes in the terms of service or policies of web browsers that limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to our delivery of advertisements could adversely affect the usage of our media properties. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which may reduce our ability to provide the most relevant ads to our customers and impacts monetization, and we expect that any similar changes to other browsers may further limit our ability to target and measure the effectiveness of ads and impact monetization.

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

•

the effects of the recent outbreak of the coronavirus, including the effects of intensified efforts to contain the spread of this coronavirus, which has, to date, included the postponement of our fairs and events, including

Saatchi Art’s The Other Art Fair, and could include cancellation of or reduced attendance at additional fairs and events;
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

•

our ability to effectively address or prevent disruptions in the supply-chain, production and fulfillment operations associated with the made-to-order products sold through our art and design marketplaces;

•	our ability to source reliable local vendors as we expand internationally;
•	our ability to effectively respond to shipping disruptions or delays with, or return rates for, the products sold through our online marketplaces;
•	the overall growth rate of e-commerce and marketplaces and changes in consumer spending on discretionary purchases; and
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

We currently generate the majority of our Media revenue from advertisements displayed on our media properties, and we expect to continue to derive a significant amount of our Media revenue from advertising. For the years ended December 31, 2019 and 2018, we generated 39% and 36%, respectively, of the Company’s total revenue from advertising. We have historically experienced declines in blended ad unit rates for both desktop and mobile since 2014, resulting in lower advertising revenue, and any further reductions in ad unit rates would negatively impact our financial results. In addition, an increasing percentage of our content is now consumed on social media platforms, which does not monetize as well as the same content consumed on directly on our websites. Software developers have also increased the availability of ad blocking software, primarily on desktop devices. Increased adoption of ad blocking software by users could reduce our advertising revenue and negatively impact our financial results.

We also believe that advertising spend on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the evolving online media landscape where advertisers are more selective as to where they allocate capital for branded campaigns vs. programmatic spend; the cyclical and discretionary nature of advertising spending, including the perceived impact of campaign strategies; general economic conditions, as well as economic conditions specific to the internet and media industry; and the occurrence of extraordinary events, such as natural disasters, epidemics (including the novel coronavirus), terrorist attacks or political instability. Brands and advertisers are also increasingly focusing a significant portion of their online advertising budgets on social media platforms such as Facebook, Snapchat, Instagram and Pinterest. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities across our media properties, our revenue from advertising could be adversely impacted. An inability to maintain or increase our advertising revenue would have a material adverse effect on our business, financial condition and results of operations.

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

We have an extensive relationship with Google and a significant portion of our total revenue is generated by advertising provided by and through Google products and services. For the years ended December 31, 2019 and 2018, we derived approximately 23% and 25%, respectively, of the Company’s total revenue from our various arrangements with Google. Google provides both cost-per-click advertisements and cost-per-impression advertisements to our media properties and we receive a portion of the revenue generated by such advertisements. We also utilize Google’s DoubleClick Ad Exchange, a sell-side auction marketplace, to sell display advertising space on our media properties to third-party advertisers. In addition, we use Google’s DoubleClick ad serving technology to deliver advertisements to our media properties. Our various services agreements with Google, which govern our advertising, technology and search relationships with Google, are set to expire in 2021. Google has the right to terminate its agreements with us prior to their expiration upon the occurrence of certain events, including if Google reasonably believes that our use of its products and services violates the rights of third parties, and other breaches of contractual provisions, a number of which are broadly defined. In addition, Google is permitted to discontinue the provision of certain services to us under our primary services agreements at specified times, in its sole discretion. If Google terminates our arrangements with it or ceases to provide certain key advertising products or services to us, or if we are unable to enter into new agreements with Google or its competitors that provide similar products or services on terms and conditions favorable to us prior to the expiration of the current agreements, we may not be able to enter into new agreements with alternative third-party advertisement providers or for alternative ad serving platforms on acceptable terms or on a timely basis or both.

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

We operate in highly competitive and still developing markets. The industries in which we compete are characterized by rapid technological change, a variety of business models and frequent disruption of incumbents by innovative entrants. There can be no assurance that we will be able to compete successfully against current or future competitors and a failure to increase, or the loss of, market share, would likely seriously harm our business, financial condition and results of operations.

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

We were founded in 2006 and, except for the year ended December 31, 2012, when we generated net income, we have had a net loss in every year since inception, including generating a net loss of $26.8 million for the fiscal year ended December 31, 2019. As of December 31, 2019 we had an accumulated deficit of approximately $478.8 million and we may continue to incur net operating losses in the future. Moreover, our cash flows from operating activities do not currently cover all of our operating expenses, and we may not generate sufficient cash to cover operating expenses for the foreseeable future. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. It is possible, however, that we may not generate sufficient cash from operations or otherwise have the capital resources to meet our future capital needs, including to invest in areas for growth or to acquire complementary businesses. If we do not generate sufficient cash from operations or otherwise have sufficient capital resources available, we may need to draw down additional funds under our credit facility, enter into a new financing arrangement or dispose of certain assets to execute on our current or future business strategies, including developing new or investing in existing lines of business, maintaining our operating infrastructure, acquiring complementary businesses, hiring additional personnel or otherwise responding to competitive pressures. There can be no assurances that additional financing arrangements will be available to us on favorable terms, or at all. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We are party to a loan and security agreement, which restricts our ability to incur additional indebtedness and to pay dividends. In addition, we are required to maintain an amount not less than 85% (the “Required Percentage”) of our global cash on account with the lender under the security and loan agreement, provided that such amount may fall below the Required Percentage for a period of time not to exceed 10 consecutive business days each calendar month (but in no event can the amount be less than 75% of our global cash). Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

Our credit facility provides our lender with a first-priority lien against substantially all of our assets, and contains covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

We are party to a loan and security agreement, which contains a number of affirmative and negative covenants that restrict our ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of our assets, liquidate or dissolve, make distributions to its equity holders or its subsidiaries’ equity interests, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. We are also required to maintain on account with the Lender Required Percentage (85%) of our global cash, provided that such amount may fall below the Required Percentage for a period of time not to exceed 10 consecutive business days each calendar month (but in no event can the amount be less than 75% of the our global cash). The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions.

A failure by us to comply with the covenants or payment requirements specified in the loan and security agreement could result in an event of default under the agreement, which would give the lender the right to terminate commitments to provide additional loans under our credit facility and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.

The intangible assets and goodwill on our balance sheet may be subject to impairment. If our intangible assets or goodwill become impaired we may be required to record a significant non-cash charge to earnings, which would have a material adverse effect on our results of operations.

We carry a substantial amount of intangible assets on our balance sheet, primarily from certain past acquisitions. We assess potential impairments to our intangible assets and goodwill when there is evidence that events or changes in circumstances indicate that the carrying value of such intangible assets or goodwill may not be recoverable. As of December 31, 2019, our goodwill balance was $19.5 million. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2019, and based on the results, there were no goodwill impairment charges for the year ended December 31, 2019. Future significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows from our long-lived media content or the businesses that we have acquired may result in us having to take additional impairment charges against certain of our intangible assets or goodwill. If we are required to record additional impairment charges in future periods, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

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

•	increased costs associated with the acquisition or production of new content for our media properties, including video and other visual formats;
•	changes in internet advertising purchasing patterns by advertisers and changes in how we sell advertisements;
•	timing of and revenue recognition for certain transactions;
•	changes in generally accepted accounting principles;
•	our focus on long-term goals over short-term results;
•	weakness or uncertainty in general economic or industry conditions;
•	exposure to regional public health concerns and epidemics, such as the recent outbreak of the coronavirus; and
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

In April 2019, we announced that we commenced a comprehensive review of our strategic alternatives, including a possible sale of the Company. There can be no assurance of the terms, timing or structure of any transaction, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties. The process of reviewing strategic alternatives may involve significant resources and costs. In addition, the announced review of strategic alternatives may cause or result in:

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

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. For example, in March 2019, we received notice from Osmium Partners, LLC (“Osmium”) of its intent to nominate three directors for election to our board of directors at our 2019 Annual Meeting. Osmium subsequently withdrew its director nominations in April 2019. If activist stockholder activities, such as those by Osmium or other stockholders, ensue, our business could be adversely affected, as responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, in 2019 we have retained the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisors, the costs of which negatively impact our financial results and we may be required to retain additional services in the future, which could have a further negative impact on our financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

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

The availability of our media properties and marketplaces depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (for example, co-location providers for data servers, storage devices, and network access), could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Additionally, if our internal processes do not adequately safeguard against inadvertent coding errors, our online properties may experience disruptions in service and availability. We have previously experienced certain server outages and computer distributed denial of service attacks, and any future server outages at our data center facilities or distributed denial of service attacks may cause all or portions of our online media properties or marketplaces to become unavailable to users. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. Our data centers may also be subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning may not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Delays or interruptions in our service may cause our users, advertisers, partners, customers and/or artists to become dissatisfied with our offerings and could adversely affect our business.

Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third parties to provide certain components of our technology platform, such as hardware and software providers, and to serve as operators for our content delivery networks. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business, financial condition and results of operations.

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

We receive, process, store, share, disclose and use personally identifiable data, or personal data, from users of our online properties, freelance professionals who provide services to our media properties and artists who post artwork or designs on our marketplaces. When a user visits one of our websites or certain pages of our content channel customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet

Protocol, (“IP”) address, demographic information, and history of the user’s interactions with content or advertisements previously delivered by us. The information that we collect about our users helps us deliver content and advertising targeted to these users.

The collection, processing, storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state, local and foreign laws. The scope of these laws is changing, they are subject to differing interpretations and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation.  For example, the PCDPA took effect on September 1, 2018, and the CCPA took effect on January 1, 2020. The CCPA, in particular, broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Both the PCDPA and CCPA impose sweeping privacy and security obligations on many companies doing business in Colorado and California, respectively, and in some cases, provide for substantial fines for non-compliance.

In April 2016, the European Union adopted a new GDPR, which placed significantly greater compliance burdens and costs for companies with customers in the EU. The GDPR imposed a range of new compliance obligations and increases financial penalties for non-compliance, which can be up to four percent of global revenue or 20 million Euros, whichever is greater, and extends the scope of the EU data protection to all companies processing personal data of EU residents, regardless of the company’s location. The GDPR went into effect on May 25, 2018. While we do not currently believe the GDPR has a material effect on our business, we will continue to monitor regulation and enforcement under this law.

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

We must also comply with certain foreign and U.S. laws and regulations that apply to our international operations, including the FCPA, the U.K. Bribery Act and regulations issued by U.S. Customs and Border Protection, OFAC, the U.S. Commerce Department and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business and require companies to maintain accurate books and records. OFAC regulations prohibit U.S.-based entities from entering into or facilitating transactions with, for the benefit of, or involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. Additionally, some of the products and services we provide to customers globally may require approval under applicable U.S. export and customs laws.

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

There are also various statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the TCPA and related FCC orders. The TCPA, restricts telemarking and the use of automated telephone equipment, and limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods and services. We may in the future be subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

The details and effective dates of these collection requirements vary from state to state. As regulations and requirements evolve, we conduct analyses to determine how and when our collection practices will need to change in the relevant jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The changes included in the Tax Act are broad and complex and, among other things, reduce the corporate tax rate for tax years beginning after December 31, 2017. We completed our analysis on the tax impact relating to the 2017 Act and no material changes were made to the provisional amounts recorded as of December 31, 2018 and 2019. The final impact of the Tax Act may differ from these estimates as a result of, among other things, changes in our interpretations and assumptions, additional regulatory or accounting guidance that may be issued by the Internal Revenue Service and resulting actions we may take.

A reclassification by tax authorities of any freelance professionals we currently or have previously contracted with from independent contractors to employees could require us to pay retroactive taxes and penalties and significantly increase our cost of operations.

We contract with freelance professionals to create the substantial majority of the content for our media properties and we continue to contract with freelance professionals for various purposes, including to develop, create and edit content, and otherwise contribute to the content creation process, for our media properties and the media properties we host for our partners. Because we consider the freelance professionals who we contract with or have contracted with to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such freelance professionals. Our contracts with freelance professionals that are classified as independent contractors obligate the freelance professionals to pay these taxes. The classification of freelance professionals as independent contractors depends on the specific facts and circumstances of each relationship. In the event of a determination by federal or state taxing authorities that any freelance professionals we engage or have engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. In addition, if the freelance professionals we categorize as independent contractors were deemed to be employees, our costs associated with content creation could increase significantly, we could potentially incur fines, penalties or other damages, and our financial results would be adversely affected.

Laws and regulations that govern the status and classification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, we are aware of the state supreme court's 2018 decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, as well as newly enacted legislation Assembly Bill 5 (“"AB 5”"), which went into effect January 1, 2020 and which has the stated purpose of codifying the Dynamex holding. Together, they change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of employee for most purposes under California law. Given the recent enactment of AB 5, there is no guidance from the courts or the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws. As a result, there is significant uncertainty regarding what the worker classification regulatory landscape will look like in future years and any changes could harm our business and financial results.

We may not succeed in expanding our businesses internationally, which may limit our future growth. Additionally, operating internationally exposes us to certain additional risks and operating costs, including the impact of foreign currency fluctuations and the impact of the U.K.’s decision to leave the European Union.

Approximately 14% of our revenues for the year ended December 31, 2019 were derived from customers located outside of the U.S. or where the anticipated destination of use of our offerings was outside the U.S.  The artwork and designs sold through our marketplaces are created by a global community of artists and designers and sold to customers around the world. In addition, Saatchi Art’s The Other Art Fair hosts art fairs in the United Kingdom, Australia and the United States. We also own and operate certain foreign language websites. We cannot be certain that we will be successful in marketing our products and services internationally or that our products and services will gain market acceptance in new geographic markets.  If we are unable to expand and market our products and services internationally, it could have a negative effect on our future growth prospects.

In addition, the recent outbreak of the novel coronavirus, which has spread to countries, including the United States, has led to intensified efforts to contain the spread of this novel coronavirus. The outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus has already resulted and may continue to result in the cancellation of or postponement of our fairs and events, including Saatchi Art’s The Other Art Fair.  Thus far, we have elected to postpone all art fairs scheduled through May 2020. Postponement and cancellation of our fairs and events, particularly if we are unable to reschedule could harm our business and financial results.

In addition to many of the same challenges we face domestically, there are risks and costs inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’

preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management and financial systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, the effects of global epidemics and potentially adverse tax consequences. In addition, although we currently present and settle all sales through our online marketplaces in U.S. dollars, if foreign currencies decline relative to the U.S. dollar, this may have the impact of making the pricing for the products available on our marketplaces appear higher in the markets with the currency declines. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs that may outweigh the financial and other benefits of operating in such markets.

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union and, in March 2017, the British government delivered formal notice of the U.K.’s intention to leave the EU. Following such referendum vote, effective as of January 31, 2020, the U.K. formally left the European Union, subject to a transition period that is set to end on December 31, 2020. Brexit has caused significant volatility in global stock markets and fluctuations in currency exchange rates. The U.K.’s decision to leave the European Union has caused and may continue to cause delays in purchasing decisions by our potential and current customers affected by this transition and there is considerable uncertainty as to the long-term nature of the U.K.'s relationship with the European Union. The U.K.’s decision to leave the European Union may also result in new regulatory and cost challenges to our U.K. and global operations. The U.K.’s decision to leave the European Union has also created uncertainty with regard to the regulation of data protection in the U.K. For example, the UK Data Protection Act that, which substantially implements the GDPR, became effective in May 2018. It remains unclear, however, how U.K. data protection laws or regulations will develop and be interpreted in the medium to longer term and how data transfers to and from the U.K. will be regulated and how those regulations may differ from those in the European Union. As a result of the U.K.’s exit from the European Union and the terms of the U.K.’s long-term relationship with the European Union, it is possible that there may be adverse practical or operational implications on our business. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business, financial condition and results of operations.

Risks Relating to Owning Our Common Stock

The trading price of our common stock has been and is likely to continue to be volatile, which may lead to you not being able to resell shares of our common stock at or above the price you paid, securities litigation or hostile or otherwise unfavorable actions by stockholders or others.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. In particular, certain of our existing stockholders are venture funds or investment funds and they may make distributions to their limited and general partners, who then would be free to sell shares of our common stock in the public market. These distributions and/or sales by venture funds or investment funds could cause the trading price of our common stock to decline. For example, Oak Investment Partners XII LP, our largest shareholder, sold 239,132 shares in 2019 and 11,591 shares in 2020 as of February 3, 2020. As of March 10, 2020, we had 26,595,275 shares of common stock outstanding (excluding shares held in treasury). As of March 10, 2020, we also had over nine million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately four million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the open market. We also have previously, and may from time to time in the future, issue shares of our common stock as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, certain stockholders are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such shares with the SEC. Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause our stock price to fall and make it more difficult for shareholders to sell shares of our common stock.

Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $14.3 million remained available as of December 31, 2019. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

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

We have never declared or paid cash dividends on our common stock and we do not anticipate paying cash dividends in the future. In addition, our revolving credit facility contains restrictions on ability to pay dividends. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We do not own any real estate. We currently occupy approximately 52,000 square feet of office space in a Santa Monica, California facility that serves as our corporate headquarters. The lease for our Santa Monica facility expires in July 2024. We lease additional facilities and purchase service memberships in Denver, Colorado, New York, New York and London, United Kingdom. We also make arrangements for shared office space to supplement the needs of our business in other locations. Our primary data center is located in Las Vegas, Nevada. We believe that our current data centers and office facilities will be adequate for the foreseeable future.

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

	High	Low
Fiscal Year end December 31, 2019
First Quarter	$8.51	$7.04
Second Quarter	$9.08	$6.61
Third Quarter	$7.18	$3.94
Fourth Quarter	$5.29	$2.84

	High	Low
Fiscal Year end December 31, 2018
First Quarter	$9.55	$6.90
Second Quarter	$11.40	$6.85
Third Quarter	$11.85	$9.65
Fourth Quarter	$10.10	$6.79

Holders of Record

As of March 10, 2020, our common stock was held by 35 stockholders of record. A substantially greater number of holders of our common stock are “street name” holders, or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, any applicable debt covenant requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, the terms of our credit facility place certain limitations on the amount of cash dividends we can pay, even if no amounts are currently outstanding.

Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Leaf Group under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The graph compares the cumulative total return of our common stock for the five-year period starting on December 31, 2014, and ending on December 31, 2019, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on December 31, 2014, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As disclosed in our current report on Form 8-K filed on August 22, 2011, our board of directors approved a stock repurchase program authorizing us to repurchase up to $25.0 million of our outstanding common stock, effective as of August 19, 2011. Our board of directors subsequently approved a $25.0 million increase to this stock repurchase program, for an aggregate authorized repurchase amount of $50.0 million, as disclosed in a current report on Form 8-K filed on February 16, 2012. In total, as of December 31, 2019, we had spent approximately $35.7 million of the authorized $50.0 million to repurchase shares of our common stock under the stock repurchase program. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any of our common stock during the year ended December 31, 2019.

Item 6. Selected Financial Data

The consolidated statements of operations data for the years ended December 31, 2019 and 2018, as well as the consolidated balance sheet data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015, as well as the consolidated balance sheet data as of December 31, 2017, 2016 and 2015, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2019(1)	2018(1)	2017(1)	2016(1)	2015(1)
	(In thousands, except per share data)
Consolidated Statements of Operations:
Total revenue	$154,956	$155,042	$128,990	$113,452	$125,969
Operating expenses:
Product costs (exclusive of amortization of intangible assets)	57,104	61,991	56,292	42,081	33,769
Service costs (exclusive of amortization of intangible assets)	35,509	29,168	21,810	25,434	37,481
Sales and marketing	31,719	32,792	28,297	26,654	21,041
Product development	20,880	20,183	18,613	19,964	26,315
General and administrative	33,433	30,159	29,591	30,704	35,428
Amortization of intangible assets	3,353	4,071	5,728	10,900	18,706
Total operating expenses	181,998	178,364	160,331	155,737	172,740
Loss from operations	(27,042)	(23,322)	(31,341)	(42,285)	(46,771)
Interest income	265	316	195	96	361
Interest expense	(40)	(11)	(5)	(4)	(143)
Other income (expense), net	40	(78)	(19)	40,172	3,107
Loss before income taxes	(26,777)	(23,095)	(31,170)	(2,021)	(43,446)
Income tax benefit (expense)	(61)	(95)	37	10	(55)
Net loss	$(26,838)	$(23,190)	$(31,133)	$(2,011)	$(43,501)

Net loss per share—basic and diluted	$(1.03)	$(0.94)	$(1.52)	$(0.10)	$(2.18)
Weighted average number of shares—basic and diluted(2)	25,960	24,581	20,501	20,152	19,938

(1)

We completed one business acquisition during each of the years ended December 31, 2019, 2018, 2017, and 2016. Excluding the dispositions of non-core media properties, we completed one business disposition during each of the years ended December 31, 2016 and 2015.

(2)

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the periods where we presented losses, all potentially dilutive common shares comprised of stock options and restricted stock units are antidilutive. Restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. Restricted stock units are excluded from the diluted earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable shares and are excluded from weighted average common shares outstanding.

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,106	$31,081	$31,344	$50,864	$38,570
Working capital	$(517)	$21,857	$21,522	$46,204	$33,953
Total assets(1)	$94,603	$95,122	$83,242	$101,252	$101,459
Finance lease obligations, long-term	$237	$237	$35	$103	$—
Total stockholders’ equity	$47,810	$66,687	$58,520	$79,750	$79,120

(1)

Total assets for 2019 includes the impact related to ASC 842 for leases adopted as of January 1, 2019. See Note 9 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for additional information.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended December 31,
	2019	2018	2017	2016	2015
Net loss	$(26,838)	$(23,190)	$(31,133)	$(2,011)	$(43,501)
Add (deduct):
Income tax (benefit) expense, net	61	95	(37)	(10)	55
Interest (income) expense, net	(225)	(305)	(190)	(92)	(218)
Other expense (income), net(1)	(40)	78	19	(40,172)	(3,107)
Depreciation and amortization(2)	10,111	10,270	11,803	18,090	29,884
Stock-based compensation(3)	9,364	9,431	8,565	7,779	7,562
Acquisition, disposition, realignment and contingent payment costs(4)	90	2,140	299	1,396	2,488
Adjusted EBITDA	$(7,477)	$(1,481)	$(10,674)	$(15,020)	$(6,837)

(1)	Primarily consists of income from the disposition of certain businesses, including Cracked for the year ended December 31, 2016, and other online properties.
(2)

Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations. Amortization expense for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 includes less than $0.1 million, less than $0.1 million, $0.7 million, $1.9 million and $3.4 million, respectively, of accelerated non-cash amortization expense associated with the removal of certain media content intangible assets from service during those years.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, “Selected Financial Data” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Special Note Regarding Forward-Looking Statements” and Item I, Part 1A, “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Information pertaining to fiscal year 2017 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 4, 2019.

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

Media

Our Media segment brands educate and entertain consumers across a wide variety of life topics, including the popular “fitness and wellness” and “home and design” verticals. In the “fitness and wellness” vertical, our leading brands include Well+Good and Livestrong.com, which aim to inspire people to lead healthier lives. In the “home and design” vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 60 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

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

Follow-on Public Offering of Common Stock

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of $23.4 million, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the offering were used for working capital and general corporate purposes.

Acquisition of Only In Your State

On February 1, 2019, pursuant to an Asset Purchase Agreement, we acquired substantially all of the assets of Only In Your State, LLC (“Only In Your State”), including its website that focuses on local attractions and local tourism for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations.

We evaluated the acquisition of Only In Your State under ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. Based on the results of the analysis performed, we determined that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. As a result, we concluded that the acquisition of Only In Your State represents an asset acquisition and does not represent a business combination to be accounted for under ASC 805. The total purchase price of $2.0 million was allocated entirely to the trademark acquired, which has an estimated useful life of ten years.

The acquisition is included in our consolidated financial statements as of the closing date of the acquisition, which was February 1, 2019. Acquisition-related transaction costs were not material.

Acquisition of Well+Good

On June 5, 2018, we acquired 100% of the issued and outstanding membership interests of Well+Good LLC (“Well+Good”), a health and wellness media company, for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good based on fiscal year 2018 results. As of December 31, 2019, we have not accrued any expense for Well+Good deferred compensation based on the 2019 fiscal year period.

Revenue

For each of the years ended December 31, 2019 and 2018, we reported revenue of $155.0 million. For the years ended December 31, 2019 and 2018, our Marketplaces revenue accounted for 58% and 61% of our total revenue, respectively, and our Media revenue accounted for 42% and 39% of our total revenue, respectively.

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

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Year ended December 31,		% Change
	2019	2018	2019
Marketplaces Metrics(1)(2):
Number of Transactions	1,263,858	1,435,976	(12)%
Gross Transaction Value (in thousands)	$114,839	$116,996	(2)%
Media Metrics(2)(3):
Visits per Google Analytics (in thousands)	2,847,099	2,844,125	0%
Revenue per Visit (Google Analytics)	$22.95	$21.48	7%

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

(3)

Media Metrics include visits and revenue generated by Only In Your State and Well+Good subsequent to their acquisitions in February 2019 and June 2018, respectively. Media Metrics also includes visits and revenue generated by non-core media properties prior to their respective disposition dates and are not adjusted to be shown on a pro forma basis.

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

Media

We generate Media product revenue from products sold on our online media properties.

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We recognize fair related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Goodwill

We test goodwill for impairment as of October 1st of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Goodwill is tested at the reporting unit level and as of December 31, 2019, we have two reporting units: Marketplaces and Media. We did not record any goodwill impairment charges for the year ended December 31, 2019. We may be required to record impairment charges on our remaining goodwill in future periods.

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

Interest Income (Expense), Net

Interest income consists primarily of interest earned on cash balances and money market deposits, which are included in cash and cash equivalents. Interest expense consists of interest on outstanding debt and amortization of debt issuance costs associated with our credit facility.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and gains or losses on sales of businesses. We expect that these gains and losses will vary depending upon movements in underlying currency exchange rates and whether we dispose of any businesses.

Income Tax Expense

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

	Year ended December 31,
	2019	2018
Revenue:
Product revenue	$75,795	$83,458
Service revenue	79,161	71,584
Total revenue	154,956	155,042
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	57,104	61,991
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	35,509	29,168
Sales and marketing(1)(2)	31,719	32,792
Product development(1)(2)	20,880	20,183
General and administrative(1)(2)	33,433	30,159
Amortization of intangible assets	3,353	4,071
Total operating expenses	181,998	178,364
Loss from operations	(27,042)	(23,322)
Interest income	265	316
Interest expense	(40)	(11)
Other income (expense), net	40	(78)
Loss before income taxes	(26,777)	(23,095)
Income tax expense	(61)	(95)
Net loss	$(26,838)	$(23,190)

(1) Depreciation expense included in the above line items:
Product costs	$1,604	$961
Service costs	3,809	3,059
Sales and marketing	30	28
Product development	59	62
General and administrative	1,256	2,089
Total depreciation	$6,758	$6,199

(2) Stock-based compensation included in the above line items:
Service costs	$1,139	$699
Sales and marketing	843	937
Product development	2,536	2,278
General and administrative	4,846	5,517
Total stock-based compensation	$9,364	$9,431

As a percentage of revenue:

	Year ended December 31,
	2019	2018
Revenue:
Product revenue	48.9%	53.8%
Service revenue	51.1%	46.2%
Total revenue	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	36.9%	40.0%
Service costs (exclusive of amortization of intangible assets shown separately below)	22.9%	18.7%
Sales and marketing	20.5%	21.2%
Product development	13.5%	13.0%
General and administrative	21.6%	19.5%
Amortization of intangible assets	2.2%	2.6%
Total operating expenses	117.6%	115.0%
Loss from operations	(17.6)%	(15.0)%
Interest income	0.3%	0.2%
Interest expense	—%	—%
Other income (expense), net	—%	(0.1)%
Loss before income taxes	(17.3)%	(14.9)%
Income tax expense	—%	(0.1)%
Net loss	(17.3)%	(15.0)%

Segment results (in thousands):

	Year ended December 31,		% Change
	2019	2018	2019
Segment Revenue:
Marketplaces	$89,625	$93,937	(5)%
Media	65,331	61,105	7%
Total revenue	$154,956	$155,042	(0)%

Segment Operating Expenses:
Marketplaces(1)	$91,807	$95,068	(3)%
Media(1)	40,601	34,686	17%
Add:
Corporate expenses(2)	30,025	27,089	11%
Consolidated operating expenses	$162,433	$156,843	4%

Segment Operating Contribution:
Marketplaces(3)	$(2,182)	$(1,131)	(93)%
Media(3)	24,730	26,419	(6)%
Add (deduct):
Corporate expenses(2)	(30,025)	(27,089)	(11)%
Acquisition, disposition and realignment costs(4)	—	320	(100)%
Adjusted EBITDA(5)	$(7,477)	$(1,481)	(405)%

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

(3)

Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the consolidated statements of operations of certain expenses and is not directly comparable to similar measures used by other companies.

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

See Note 17 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K and “Non-GAAP Financial Measures” above for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Marketplaces Revenue

Marketplaces revenue decreased by $4.3 million, or 5%, to $89.6 million for the year ended December 31, 2019, as compared to $93.9 million for the year ended December 31, 2018, with Society6 Group revenue decreasing 10% year-over-year, partially offset by a 29% increase in Saatchi Art Group revenue year-over-year. The increase in Saatchi Art Group revenue was primarily driven by an increase in the number of transactions. For the year ended December 31, 2019, Marketplaces gross transaction value was $114.8 million as compared to $117.0 million in the prior year period, reflecting a decrease of 2%, driven by a 7% decrease in gross transaction value from Society6 Group offset by a 17% increase in gross transaction value from Saatchi Art Group. The decrease in Society6 Group gross transaction value was primarily driven by a decrease in the number of transactions, partially offset by an increase in Society6 Group average order value. The increase in Society6 Group average order value was due to increases in items per order, price per item and the amount of sales tax we collect as a consequence of the impact of the Wayfair decision, which permits states to adopt laws requiring sellers to collect sales and use tax, even in states where the seller has no physical presence. The increase in Saatchi Art Group gross transaction value was primarily driven by an increase in the number of transactions.  Gross transaction value excludes the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions decreased 12% to 1.3 million for the year ended December 31, 2019, as compared to 1.4 million for the year ended December 31, 2018, primarily due to decreases in sales on Society6,  partially offset by increases in transactions for Saatchi Art Group and the hosting of two additional art fairs as compared to the prior year period.

Media Revenue

Media revenue increased by $4.2 million, or 7%, to $65.3 million for the year ended December 31, 2019, as compared to $61.1 million for the year ended December 31, 2018 primarily due to an increase in revenue from our premium sites, including a 133% increase from Hunker, and the acquisitions of Only In Your State in February 2019 and Well+Good in June 2018, partially offset by a 37% decrease in revenue from Livestrong.com.  Google Analytics data shows that visits remained relatively flat with 2,847 million visits in the year ended December 31, 2019 as compared to 2,844 million visits in the year ended December 31, 2018. Visits increased due to growth in traffic across certain of our owned and operated properties and the acquisitions of Only In Your State and Well+Good, offset by decreases in visits as a result of recent Google search engine updates that negatively impacted the volume of referral traffic to many health related sites, including Livestrong.com and the removal of content as part of our efforts to refine our content library on Livestrong.com. RPV, calculated using visits per Google Analytics, increased by 7%, to $22.95 in the year ended

December 31, 2019 from $21.48 in the year ended December 31, 2018, primarily attributable to the acquisition of Well+Good in June 2018 and improved ad monetization yields across our media properties.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Year ended December 31,		% Change
	2019	2018	2019
Product costs (exclusive of amortization of intangible assets)	$57,104	$61,991	(8)%
Service costs (exclusive of amortization of intangible assets)	35,509	29,168	22%
Sales and marketing	31,719	32,792	(3)%
Product development	20,880	20,183	3%
General and administrative	33,433	30,159	11%
Amortization of intangible assets	3,353	4,071	(18)%

Product Costs

Product costs for the year ended December 31, 2019 decreased by $4.9 million, or 8%, to $57.1 million compared to product costs of $62.0 million for the year ended December 31, 2018, primarily due to a decrease in marketplace revenue.

Service Costs

Service costs for the year ended December 31, 2019 increased by approximately $6.3 million, or 22%, to $35.5 million compared to $29.2 million for the year ended December 31, 2018.  The increase was primarily due to increases of $2.8 million related to content development and renovation, $1.7 million in personnel and related costs primarily driven by an increase in headcount due to the acquisition of Well+Good in June 2018, $1.2 million in cost of services primarily related to higher media event costs due to the acquisition of Well+Good and its offline programming and custom events offerings, $0.8 million in depreciation expense and $0.3 million in consulting fees, partially offset by a decrease of $0.8 million in earn-out costs not incurred in 2019.

Sales and Marketing

Sales and marketing expenses decreased by $1.1 million, or 3%, to $31.7 million for the year ended December 31, 2019 from $32.8 million for the year ended December 31, 2018. The decrease was primarily due to a decrease of $3.1 million in marketing activities, primarily related to Livestrong.com focusing on higher performing marketing channels resulting in reduced marketing spend, partially offset by increases of $1.3 million in personnel and related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018, $0.6 million in consulting costs, primarily driven by the expansion of our branded direct salesforce, and $0.3 million in license and support costs.

Product Development

Product development expenses increased by $0.7 million, or 3%, to $20.9 million for the year ended December 31, 2019 compared to $20.2 million for the year ended December 31, 2018. The increase was primarily due to increases of $1.1 million in personnel and related costs, primarily driven by an increase in headcount resulting from the acquisition of Well+Good in June 2018 and $0.5 million in consulting costs, partially offset by a decrease of $0.9 million in earn-out costs not incurred in 2019.

General and Administrative

General and administrative expenses increased by $3.3 million, or 11%, to $33.4 million for the year ended December 31, 2019 compared to $30.2 million for the year ended December 31, 2018. The increase was primarily due to increases of $2.3 million associated with potential proxy contest and strategic review costs including fees of legal, financial and other advisors, $1.0 million in rent, maintenance and other facilities expenses, $0.7 million in consulting costs, licenses and taxes, and $0.3 million in board fees, partially offset by decreases of $0.8 million in depreciation expense and $0.2 million in personnel and related costs.

Amortization of Intangibles

Amortization expense for the year ended December 31, 2019 decreased by $0.7 million, or 18%, to $3.4 million compared to $4.1 million for the year ended December 31, 2018. The decrease is primarily due to a decrease in amortization expense from intangible assets completing their useful life.

Goodwill Impairment Charge

We performed our annual impairment analysis in the fourth quarter of each of the years ended December 31, 2019 and 2018 and based on the results of each annual impairment test, there was no goodwill impairment charge for the years ended December 31, 2019 and 2018.

Interest Income, Net

Net interest income was approximately $0.2 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively, primarily related to interest paid to us on our cash investments that are included in cash and cash equivalents.

Other Income (Expense), Net

Net other expense for each of the years ended December 31, 2019 and 2018 was less than $0.1 million.

Income Tax Expense

During each of the years ended December 31, 2019 and 2018 we recorded an income tax expense of $0.1 million, primarily due to minimal state income tax expense, partially offset by the deferred tax benefit recognized from temporary differences related to amortization from intangibles.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the year ended December 31, 2019 decreased by $3.3 million, or 3%, to $91.8 million, as compared to $95.1 million in the same period in 2018.  The decrease was primarily due to decreases in marketplace revenue, with decreases of $4.0 million in cost of services, $1.2 million in marketing, and $0.3 million in professional fees, partially offset by increases of $1.3 million in personnel and related costs and $0.9 million in consulting cost. Marketplaces operating contribution was a loss of $2.2 million for the year ended December 31, 2019, as compared to a loss of $1.1 million in the same period in 2018.

Media Operating Expenses and Operating Contribution

Media operating expenses for the year ended December 31, 2019 increased by $5.9 million, or 17%, to $40.6 million, as compared to $34.7 million in the same period in 2018.  The increase was a result of increases of $2.5 million in personnel and related costs, $2.8 million in content development and renovation, $0.9 million in professional and consulting fees, $0.8 million in rent and maintenance, and $0.5 million in cost of sales, primarily attributable to the acquisition of Well+Good in June 2018. Such increased costs were partially offset by a decrease in marketing spend of $1.8 million.

Media operating contribution was $24.7 million for the year ended December 31, 2019, as compared to $26.4 million in the same period in 2018.

Corporate Operating Expenses

Corporate operating expenses for the year ended December 31, 2019 increased by $2.9 million, or 11%, to $30.0 million, as compared to $27.1 million in the same period in 2018.  The increase was primarily due to increases of $2.3 million associated with potential proxy contest and strategic review costs including fees of legal, financial and other advisors, $0.3 million in board fees, and $0.2 million in software licensing fees.

Selected Quarterly Financial Data

The following unaudited quarterly consolidated statements of operations for the quarters in the years ended December 31, 2019 and 2018, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our consolidated annual financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018	2019	2019	2019	2019
	(In thousands, except per share data)
	Unaudited
Revenue:
Product revenue	$18,451	$17,192	$22,482	$25,333	$17,541	$15,869	$19,611	$22,774
Service revenue	15,296	17,129	18,974	20,186	16,497	19,920	20,419	22,325
Total revenue	$33,747	$34,321	$41,456	$45,519	$34,038	$35,789	$40,030	$45,099

Product costs(1)	$13,337	$12,464	$16,202	$19,987	$13,818	$12,010	$14,221	$17,055
Service costs(1)	$6,287	$6,561	$8,229	$8,091	$7,912	$8,981	$9,107	$9,509

Loss from operations	$(5,910)	$(6,275)	$(6,077)	$(5,059)	$(10,356)	$(6,807)	$(4,522)	$(5,357)

Net loss	$(5,925)	$(6,293)	$(6,035)	$(4,937)	$(10,286)	$(6,762)	$(4,485)	$(5,305)

Net loss per share - Basic and Diluted(2)	$(0.26)	$(0.25)	$(0.24)	$(0.19)	$(0.40)	$(0.26)	$(0.17)	$(0.20)

Weighted average number of shares - Basic and Diluted	22,957	24,854	25,111	25,370	25,601	25,907	26,089	26,233

(1)	Excludes the amortization of intangible assets.
(2)	For a description of the method used to compute our basic and diluted net income (loss) per share, refer to Note 2 in Part II, Item 6, “Selected Financial Data.”

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

Liquidity and Capital Resources

As of December 31, 2019, we had $18.1 million of cash and cash equivalents. In February 2019, we acquired substantially all of the assets of Only In Your State, LLC for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. In May and June 2019, we paid a total of $0.6 million of the $0.8 million held back and $0.2 million was included as a working capital adjustment pursuant to the purchase agreement. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement based on fiscal year 2018 results. As of December 31, 2019, we have not accrued any expense for Well+Good deferred compensation based on the 2019 fiscal year period. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in accrued expenses and other current liabilities in our consolidated balance sheet.

On February 12, 2018, we completed an underwritten registered public offering of 3,373,332 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $7.50 per share. We received aggregate net proceeds from the offering of $23.4 million, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the offering were used for working capital and general corporate purposes.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the issuance of stock and the disposition of businesses and certain non-core media properties. We entered into a new credit facility, on November 7, 2019. The loan and security agreement is a 364-day senior secured working capital revolving line of credit with Silicon Valley Bank (the “Lender”). Our credit facility is asset-based and provides for a maximum amount up to the lesser of (i) $10.0 million, or (ii) 80% of eligible accounts receivable, as described in the loan and security agreement. Any borrowed amounts outstanding under our credit facility will bear interest at a floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. We must also pay an unused line fee of 0.20% per annum based on maximum commitments less outstanding balances on the line of credit, payable monthly in arrears. The agreement is secured by substantially all of our assets, including intellectual property.

The credit facility contains customary representations and warranties and customary reporting, affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, acquisitions, dispositions, declarations of dividends and stock repurchases. In addition, we are required to maintain the Required Percentage (85%) of our global cash on account with the Lender, provided that such amount may fall below the Required Percentage for a period of time not to exceed 10 consecutive business days each calendar month (but in no event can the amount be less than 75% of our global cash). Furthermore, the credit facility contains customary events of default that include, among others, failure to pay principal, interest or fees when due, failure to comply with the other terms of the credit facility and related agreements, the occurrence of a material adverse change and certain insolvency-related events. The existence of an event of default would allow the Lender to terminate its lending commitments, demand repayment of its loans and otherwise exercise all rights and remedies of a secured creditor.

As of December 31, 2019, we had $4.0 million borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $6.9 million as of December 31, 2019.

We anticipate that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into an additional credit facility, selling certain assets or issuing equity, equity-related or debt securities. See “Item 1A.  Risk Factors— We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.”

We currently have a shelf registration statement on file with the SEC that is effective until March 28, 2020, which we may use to offer and sell equity securities with an aggregate offering value not to exceed $100.0 million. Subsequent to the registered public offering in February 2018, the aggregate offering value remaining on our shelf registration statement is $76.7 million.

Since our inception, we have used cash and stock to make strategic acquisitions to grow our business, including the recent acquisitions of Only In Your State in February 2019 and Well+Good in June 2018. We have also generated cash by disposing of certain businesses. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased $4.9 million of our common stock. We have not initiated any repurchases of our common stock since December 2016, and are not currently making repurchases. As of December 31, 2019, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2019	2018
Net cash used in operating activities	$(4,270)	$(3,302)
Net cash used in investing activities	$(8,876)	$(17,548)
Net cash provided by financing activities	$340	$20,449

Cash Flows from Operating Activities

Year ended December 31, 2019

Net cash used in operating activities for the year ended December 31, 2019 was $4.3 million, an increase of $1.0 million compared to the year ended December 31, 2018. The net cash used is a result of our net loss during the period of $26.8 million, which included non-cash charges of $21.7 million related primarily to depreciation, amortization, stock-based compensation and non-cash lease expense, and a net increase in our working capital of $0.9 million. The change in working capital for the ended December 31, 2019 was primarily due to ordinary course variances in the timing of collections and payments, including collections of advance payments related to art fairs hosted by Saatchi Art, as well as increased personnel and related costs and service costs, including from the acquisition of Well+Good.

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

Cash Flows from Investing Activities

Year ended December 31, 2019

Net cash used in investing activities was $8.9 million for the year ended December 31, 2019. Cash used in investing activities for the year ended December 31, 2019 included $7.0 million related to investments in property and equipment and $1.9 million paid for the acquisition of Only In Your State.

Year ended December 31, 2018

Net cash used in investing activities was $17.5 million for the year ended December 31, 2018. Cash used in investing activities for the year ended December 31, 2018 included $10.3 million paid for the acquisition of Well+Good, net of cash acquired, and $7.2 million related to investments in property and equipment.

Cash Flows from Financing Activities

Year ended December 31, 2019

Net cash provided by financing activities was $0.3 million during the year ended December 31, 2019, primarily consists of $4.0 million in borrowings against the credit facility and $0.8 million in proceeds from exercises of stock options and purchases under our employee stock purchase plan (“ESPP”), partially offset by $2.7 million related to taxes paid on vesting of restricted stock units, $0.9 million of deferred consideration paid related to the acquisition of Deny Designs and $0.6 million holdback payment related to the Well+Good acquisition pursuant to the purchase agreement.

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

Off Balance Sheet Arrangements

As of December 31, 2019, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2019 and 2018, we used $7.0 million and $7.2 million, respectively, in cash to fund capital expenditures to create internally developed software, fund leasehold improvements and purchase servers, IT equipment and fixtures and fittings. We currently anticipate making capital expenditures between $5.0 million and $8.0 million during the year ending December 31, 2020.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2019 (in thousands):

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Operating lease obligations	$4,035	$7,780	$4,832	$—	$16,647
Finance lease obligations	89	178	81	—	348
Total contractual obligations	$4,124	$7,958	$4,913	$—	$16,995

Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various operating leases that have non-cancelable periods ending between January 2020 and July 2024. The lease for our Santa Monica facility expires in July 2024. We entered into a new lease in 2019 for our New York facility that is also included in operating lease obligations and expires in September 2023.

At December 31, 2019, we had a cash collateralized standby letter of credit for approximately $1.0 million associated with our Santa Monica lease.

During the year ended December 31, 2018, as a result of the acquisition of Well+Good, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and is being expensed over the service period in the consolidated statements of operations. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement based on fiscal year 2018 results. As of December 31, 2019, we have not accrued any expense for Well+Good deferred compensation based on the 2019 fiscal year period.

During the year ended December 31, 2017, as part of the acquisition of Deny Designs, we recorded contingent consideration of $3.6 million, payable annually in three equal installments on the first through third anniversary of the closing date, subject to reduction in certain circumstances. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our consolidated statements of operations. The fair value adjustment to the liability for the year ended December 31, 2019 was not material. In May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amount of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in accrued expenses and other current liabilities in our consolidated balance sheets.

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

We believe that the estimates and assumptions associated with our revenue recognition, goodwill, intangible assets acquired in business combinations, and the recoverability of our long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Please see Note 2 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for the summary of significant accounting policies.

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

As of December 31, 2019, we have two reporting units, Marketplaces and Media. For the year ended December 31, 2019, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2019. As of our assessment date of October 1, 2019, the fair value of our Marketplaces reporting unit exceeded its carrying value by 105%. We may be required to record goodwill impairment charges in future periods.

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

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We did not recognize any impairment loss for long-lived assets for the years ended December 31, 2019 and 2018. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Foreign Currency Exchange Risk

While relatively small, we have operations and generate revenue from sources outside the United States. We have foreign currency exchange risks related to our revenue being denominated in currencies other than the U.S. dollar, principally in the Euro, British Pound Sterling and Australian Dollar, and a relatively smaller percentage of our expenses being denominated in such currencies. We do not believe that movements in the foreign currencies in which we transact will significantly affect future net earnings or losses. Foreign currency exchange risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We do not believe that such a change would currently have a material impact on our results of operations. As our international operations grow, our risks associated with fluctuations in foreign currency exchange rates will become greater, and we intend to continue to assess our approach to managing this risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Concentrations of Credit Risk

As of December 31, 2019, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	Year ended December 31,
	2019	2018
Google Inc.	21%	25%

Interest Rate Risk

We had cash and cash equivalents of $18.1 million as of December 31, 2019, primarily invested in money market mutual funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Any borrowings under our credit facility bear interest at floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. As of December 31, 2019, we had $4.0 million borrowings outstanding under our credit facility at an interest rate of 5.25%. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.

A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our business, financial condition or results of operations.

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2018, we elected to change our independent auditor and entered into an agreement with Deloitte & Touche LLP. We have had no disagreements with our current or former independent registered public accounting firms with respect to accounting practices or procedures or financial disclosure.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2019, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

(2013 framework). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders (the “2020 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

Item 11.Executive Compensation

The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)Financial Statements:

The following consolidated financial statements are included in this Annual Report on Form 10-K on the pages indicated:

1

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1

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

3.2		Amended and Restated Bylaws of Leaf Group Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016)
4.1		Form of Leaf Group Ltd. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016)
4.2		Description of the Registrant’s Securities Registered Pursuant to the Section 12 of the Securities Exchange Act of 1934 (filed herewith)
10.1	†

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

Amended and Restated Employment Agreement between the Company and Jantoon Reigersman, dated as of March 22, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019)

10.10	†

Amended and Restated Employment Agreement between the Company and Sean Moriarty, dated as of January 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.11	†

Second Amended and Restated Employment Agreement between the Company and Brian Pike, dated as of March 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019)

10.12	†

Employment Agreement between the Company and Brian Gephart, dated as of May 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2019)

10.13	†	Outside Director Compensation Program (updated as of February 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)
10.14

Tax Matters Agreement between the Company and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.15	†

Amended and Restated Employment Agreement between the Company and Adam Wergeles, dated as of March 22, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019)

10.16

Loan and Security Agreement, dated as of November 7, 2019, by and between Leaf Group Ltd., Society6, LLC, Well+Good LLC, LS Media Holdings LLC, Deny Designs, LLC, Saatchi Online, Inc., Other Art Fairs, LLC, Leaf Group Services, LLC, Leaf OIYS, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2019)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)
21.1		List of subsidiaries of Leaf Group Ltd. (filed herewith)

Exhibit No.		Description of Exhibit
23.1		Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm (filed herewith)
24.1		Power of Attorney (included on signature page hereto)
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

32.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS		Inline XBRL Instance Document (filed herewith)
101.SCH		Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

	†	Indicates management contract or compensatory plan, contract or arrangement.

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

Date: March 16, 2020

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

Name	Title	Date

/S/ SEAN MORIARTY	Chief Executive Officer and Director	March 16, 2020
Sean Moriarty	(Principal Executive Officer)

/S/ JANTOON REIGERSMAN	Chief Financial Officer	March 16, 2020
Jantoon Reigersman	(Principal Financial Officer)

/S/ BRIAN GEPHART	Chief Accounting Officer	March 16, 2020
Brian Gephart	(Principal Accounting Officer)

/S/ JAMES QUANDT	Chairman of the Board	March 16, 2020
James Quandt

/s/ CHARLES “LANNY” BAKER	Director	March 16, 2020
Charles “Lanny” Baker

/S/ DEBORAH A. BENTON	Director	March 16, 2020
Deborah A. Benton

/S/ BEVERLY K. CARMICHAEL	Director	March 16, 2020
Beverly K. Carmichael

/S/ JOHN A. HAWKINS	Director	March 16, 2020
John A. Hawkins

/S/ JOHN PLEASANTS	Director	March 16, 2020
John Pleasants

/S/ BRIAN REGAN	Director	March 16, 2020
Brian Regan

/S/ JENNIFER SCHULZ	Director	March 16, 2020
Jennifer Schulz

/S/ MITCHELL STERN	Director	March 16, 2020
Mitchell Stern

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Leaf Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Leaf Group Ltd. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted the FASB’s new standard related to leases using the new transition method.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

March 16, 2020

We have served as the Company's auditor since 2018.

Leaf Group Ltd. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$18,106	$31,081
Accounts receivable, net	14,402	12,627
Prepaid expenses and other current assets	2,555	3,932
Total current assets	35,063	47,640
Property and equipment, net	13,797	13,126
Operating lease right-of-use assets	12,645	—
Intangible assets, net	12,589	13,933
Goodwill	19,465	19,435
Other assets	1,044	988
Total assets	$94,603	$95,122

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,825	$1,519
Accrued expenses and other current liabilities	21,291	22,149
Deferred revenue	2,464	2,115
Revolving line of credit	4,000	—
Total current liabilities	35,580	25,783
Deferred tax liability	63	86
Operating lease liabilities	10,863	—
Other liabilities	287	2,566
Total liabilities	46,793	28,435
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 27,938 and 26,283 shares issued and outstanding at December 31, 2019 and 27,138 and 25,483 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	562,332	554,403
Treasury stock at cost, 1,655 shares at December 31, 2019 and December 31, 2018	(35,706)	(35,706)
Accumulated other comprehensive loss	(20)	(52)
Accumulated deficit	(478,799)	(451,961)
Total stockholders’ equity	47,810	66,687
Total liabilities and stockholders’ equity	$94,603	$95,122

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2019	2018
Revenue:
Product revenue	$75,795	$83,458
Service revenue	79,161	71,584
Total revenue	154,956	155,042
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	57,104	61,991
Service costs (exclusive of amortization of intangible assets shown separately below)	35,509	29,168
Sales and marketing	31,719	32,792
Product development	20,880	20,183
General and administrative	33,433	30,159
Amortization of intangible assets	3,353	4,071
Total operating expenses	181,998	178,364
Loss from operations	(27,042)	(23,322)
Interest income	265	316
Interest expense	(40)	(11)
Other income (expense), net	40	(78)
Loss before income taxes	(26,777)	(23,095)
Income tax expense	(61)	(95)
Net loss	$(26,838)	$(23,190)

Net loss per share—basic and diluted	$(1.03)	$(0.94)
Weighted average number of shares—basic and diluted	25,960	24,581

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2019	2018
Net loss	$(26,838)	$(23,190)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	32	(35)
Comprehensive loss	$(26,806)	$(23,225)

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2017	21,031	$2	$523,012	$(35,706)	$(17)	$(428,771)	$58,520
Issuance of stock under employee stock awards and other, net	1,079	1	2,016	—	—	—	2,017
Tax withholdings related to vesting of share-based payments	—	—	(3,961)	—	—	—	(3,961)
Stock-based compensation expense	—	—	9,969	—	—	—	9,969
Issuance of common stock in connection with follow-on public offering, net of offering costs	3,373	—	23,367	—	—	—	23,367
Foreign currency translation adjustment	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(23,190)	(23,190)
Balance at December 31, 2018	25,483	3	554,403	(35,706)	(52)	(451,961)	66,687
Issuance of stock under employee stock awards and other	800	—	761	—	—	—	761
Tax withholdings related to vesting of share-based payments	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation expense	—	—	9,829	—	—	—	9,829
Foreign currency translation adjustment	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	(26,838)	(26,838)
Balance at December 31, 2019	26,283	$3	$562,332	$(35,706)	$(20)	$(478,799)	$47,810

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(26,838)	$(23,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,111	10,270
Non-cash lease expense	2,063	—
Deferred income taxes	(23)	46
Stock-based compensation	9,364	9,431
Gain from sale of asset	(24)	—
Other	173	15
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	(1,938)	(1,310)
Prepaid expenses and other current assets	1,473	(904)
Other long-term assets	112	274
Operating lease ROU assets and liabilities	(2,527)	—
Accounts payable	6,362	(806)
Accrued expenses and other liabilities	(2,927)	3,954
Deferred revenue	349	(1,082)
Net cash used in operating activities	(4,270)	(3,302)
Cash flows from investing activities
Purchases of property and equipment	(6,997)	(7,162)
Purchases of intangible assets	(3)	(45)
Proceeds from sale of assets	24	—
Cash paid for acquisitions, net of cash acquired	(1,900)	(10,349)
Other	—	8
Net cash used in investing activities	(8,876)	(17,548)
Cash flows from financing activities
Borrowings from revolving line of credit	4,000	—
Proceeds from exercises of stock options and purchases under ESPP	761	2,016
Proceeds from issuance of common stock	—	23,367
Taxes paid on net share settlements of restricted stock units	(2,661)	(3,961)
Cash paid for acquisition holdback	(625)	—
Cash paid for contingent consideration liability	(934)	(905)
Cash paid for debt issuance costs	(110)	—
Other	(91)	(68)
Net cash provided by financing activities	340	20,449
Effect of foreign currency on cash, cash equivalents and restricted cash	(3)	36
Change in cash, cash equivalents and restricted cash	(12,809)	(365)
Cash, cash equivalents and restricted cash, beginning of period	31,935	32,300
Cash, cash equivalents and restricted cash, end of period	$19,126	$31,935

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$18,106	$31,081
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	884	718
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$19,126	$31,935

Supplemental disclosure of cash flows
Cash paid for interest	$27	$5
Cash paid for taxes	$66	$38

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

Media

Our Media segment brands educate and entertain consumers across a wide variety of life topics, including the popular “fitness and wellness” and “home and design” verticals. In the “fitness and wellness” vertical, our leading brands include Well+Good and Livestrong.com which aim to inspire people to lead healthier lives. In the “home and design” vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 60 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

2. Basis of Presentations and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. We have a history of recurring operating losses and cash used in operations and have an accumulated deficit of $478.8 million as of December 31, 2019.  As of December 31, 2019 and 2018, our cash and cash equivalents balance was $18.1 million and $31.1 million, respectively. We anticipate that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. It is possible, however, that we may not generate sufficient cash from operations or otherwise have the capital resources to meet our future capital needs. If we do not generate sufficient cash from operations or otherwise have sufficient capital resources available, we may need to extend our existing financing arrangement or enter into a new financing arrangement, dispose of certain assets, or defer or reduce controllable costs.

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

Advertising Costs

Advertising costs are expensed as incurred and generally consist of internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our consolidated statements of operations. Advertising expense, not including customer acquisition marketing costs, was $4.9 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively.

Leases

Effective January 1, 2019, we adopted ASU 2016-02—Leases (Topic 842) using the new transition method issued under ASU 2018-11, which allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also allows an entity to elect not to recast its comparative periods in transition. In addition, we elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected to use the practical expedient related to short-term leases, allowing us to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses and other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other long-term liabilities in our consolidated balance sheets.

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

We have operating leases primarily for office space facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases have remaining lease terms of one year to five years, some of which include options to extend the leases for up to five years or to terminate the leases within one year. Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2019, finance leases were not material.

Product Development and Software Development Costs

Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $9.8 million (net of $15.6 million accumulated amortization) and $9.8 million (net of $12.2 million accumulated amortization) as of December 31, 2019 and 2018, respectively.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Restricted stock units (“RSUs”) are considered outstanding common shares and included in the computation of basic income (loss) per share as of the date that all necessary conditions of vesting are satisfied. RSUs, stock options and stock issued pursuant to the ESPP are excluded from the diluted net income (loss) per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2019 and 2018, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

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

The allowance for doubtful account activity is as follows (in thousands):

	Balance at	Charged to		Balance at
	beginning of	costs and	Write-offs, net	end of
	period	expenses	of recoveries	period
December 31, 2019	$287	$357	$(194)	$450
December 31, 2018	$209	$78	$—	$287

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

We continue to perform evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in less than $0.1 million of related accelerated amortization expense in each of the years ended December 31, 2019 and 2018. The net book value of capitalized media content is $0.2 million (net of $91.3 million accumulated amortization) and $0.3 million (net of $91.2 million accumulated amortization) as of December 31, 2019 and 2018, respectively.

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

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We did not recognize any impairment loss for long-lived assets for the years ended December 31, 2019 and 2018. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2019, we have two reporting units: Marketplaces and Media.

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

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities, and debt approximate fair value because of their short maturities. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. Contingent consideration is required to be recognized at fair value as of the acquisition date and remeasured at fair value at each reporting period. We estimate the fair value of these liabilities based on estimated probabilities of achievement of the contingent considerations as per the terms of the purchase agreement, discounted to estimate fair value. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in probability assumptions with respect to the likelihood of achieving the contingent criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results and cash flows.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2019 and 2018, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying consolidated statements of operations were not significant.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the balance sheet date exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted Topic 842 as of January 1, 2019 using the new transition method, utilizing certain practical expedients allowable with the adoption of ASU 2016-02.  All prior period amounts and disclosures are presented under ASC 840. The standard did not have a material impact on the recognition, measurement or presentation of lease expenses within our consolidated statements of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Subtopic 220), which permits a reclassification from accumulated other comprehensive income (loss) to retained earnings of the stranded tax effects resulting from application of the new corporate tax rate of 21% enacted in the Tax Cuts and Jobs Act. ASU 2018-02 was effective for interim and annual periods beginning after December 15, 2018. We adopted this standard as of January 1, 2019 and the adoption of this standard did not have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on share-based payments granted to nonemployees is aligned with the requirements for share-based payments granted to employees. Accordingly, the ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. We adopted this standard as of January 1, 2019 and the adoption of this standard did not have a material impact on the recognition, measurement or presentation of nonemployee share-based payments.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. For public companies, these amendments are effective for fiscal year and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Other than as noted above, we have not implemented any pronouncements that had material impact on the consolidated financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Revenue Recognition

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Year ended December 31,
	2019	2018
Product
Marketplaces	$75,787	$83,458
Media	8	—
Service
Marketplaces	13,838	10,479
Media	65,323	61,105
Total revenue	$154,956	$155,042

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the year ended December 31, 2019, we recognized $1.8 million of revenues that were included in the deferred revenue balance as of  December 31, 2018.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Computers and other related equipment	$11,333	$10,859
Purchased and internally developed software	34,008	29,758
Furniture and fixtures	1,514	1,470
Leasehold improvements	6,795	6,795
Machinery and related equipment	569	581
	54,219	49,463
Less accumulated depreciation	(40,422)	(36,337)
Property and equipment, net	$13,797	$13,126

At December 31, 2019 and 2018, total software under finance lease obligations was $3.8 million and was fully amortized. Amortization expense for assets under finance lease obligations was not material for the years ended December 31, 2019 and 2018.

Depreciation expense for the periods shown is classified as follows (in thousands):

	Year ended December 31,
	2019	2018
Product costs	$1,604	$961
Service costs	3,809	3,059
Sales and marketing	30	28
Product development	59	62
General and administrative	1,256	2,089
Total depreciation	$6,758	$6,199

As a result of the shortening our estimated useful lives for certain assets, we recorded accelerated depreciation expense of less than $0.1 million for each of the years ended December 31, 2019 and 2018.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2019
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$4,003	$(3,074)	$929	3.7
Artist relationships	12,230	(11,336)	894	4.1
Media content	91,491	(91,333)	158	5.1
Technology	6,204	(6,156)	48	4.6
Non-compete agreements	25	(25)	—	3.0
Trade names	18,276	(7,716)	10,560	9.9
	$132,229	$(119,640)	$12,589

	December 31, 2018
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$4,003	$(2,219)	$1,784	3.7
Artist relationships	12,223	(11,007)	1,216	4.1
Media content	91,489	(91,215)	274	5.1
Technology	6,204	(5,682)	522	4.6
Non-compete agreements	25	(25)	—	3.0
Trade names	16,257	(6,120)	10,137	9.9
	$130,201	$(116,268)	$13,933

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Total amortization expense for the periods shown below includes (in thousands):

	Year ended December 31,
	2019	2018
Service costs	$118	$1,035
Sales and marketing	1,177	948
Product development	474	931
General and administrative	1,584	1,157
Total amortization	$3,353	$4,071

Service costs for the years ended December 31, 2019 and 2018 include an accelerated amortization charge of less than $0.1 million, as a result of the removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2019 is as follows (in thousands):

Estimated
Amortization
Year ending December 31,
2020	$2,439
2021	$2,012
2022	$1,772
2023	$1,502
2024	$1,225
Thereafter	$3,639

6. Goodwill

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2017	$17,152
Acquisition	2,332
Foreign currency impact	(49)
Balance at December 31, 2018	$19,435
Foreign currency impact	30
Balance at December 31, 2019	$19,465

We have two reporting units, Marketplaces and Media. Goodwill related to our Marketplaces and Media reporting units was $17.1 million and $2.3 million, respectively, as of December 31, 2019.

For the year ended December 31, 2019, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2019. The fair value of our reporting units is determined using both an income approach and market approach. As of our assessment date of October 1, 2019, the fair value of our Marketplaces reporting unit exceeded its carrying value by 105%.

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

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued payroll and related items	$3,841	$4,769
Artist payables	5,640	5,528
Accrued product costs	1,678	3,008
Operating lease liabilities	2,772	—
Contingent liabilities	1,087	1,082
Accrued post-combination compensation	—	1,819
Other	6,273	5,943
Accrued expenses and other current liabilities	$21,291	$22,149

Other long-term liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued rent	$—	$1,320
Contingent liabilities	—	976
Other	287	270
Other liabilities	$287	$2,566

As part of the acquisition of Deny Designs, contingent consideration of up to $3.6 million is payable to the seller annually in three equal installments on the first through third anniversary of the closing date of May 1, 2017. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our consolidated statements of operations. The fair value adjustment to the liability for the year ended December 31, 2019 was not material. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in accrued expenses and other current liabilities in our consolidated balance sheets.

8. Debt

On November 7, 2019, we entered into a new credit facility. The loan and security agreement is a 364-day senior secured working capital revolving line of credit with Silicon Valley Bank (the “Lender”). Our credit facility is asset-based and provides for a maximum amount up to the lesser of (i) $10.0 million, or (ii) 80% of eligible accounts receivable, as described in the loan and security agreement. Any borrowed amounts outstanding under our credit facility will bear interest at a floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. We must also pay an unused line fee of 0.20% per annum based on maximum commitments less outstanding balances on the line of credit, payable monthly in arrears. The agreement is secured by substantially all of our assets, including intellectual property.

The credit facility contains customary representations and warranties and customary reporting, affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, acquisitions, dispositions, declarations of dividends and stock repurchases. In addition, we are required to maintain the Required Percentage (85%) of our global cash on account with the Lender, provided that such amount may fall below the Required Percentage for a period of time not to exceed 10 consecutive business days each calendar month (but in no event can the amount be less than 75% of our global cash). Furthermore, the credit facility contains customary events of default that include, among others, failure to pay principal, interest or fees when due, failure to comply with the other terms of the credit facility and related agreements, the occurrence of a material adverse change and certain insolvency-related events. The existence of an event of default would allow the Lender to terminate its lending commitments, demand repayment of its loans and otherwise exercise all rights and remedies of a secured creditor.

As of December 31, 2019, we had $4.0 million borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $6.9 million as of December 31, 2019. We are in compliance with all restrictions and have met all debt payment obligations as of December 31, 2019.

9. Leases

We adopted ASU 2016-02—Leases (Topic 842) as of January 1, 2019, using the new transition method issued under ASU 2018-11, which allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also allows an entity to elect not to recast its comparative periods in transition. In addition, we elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected to use the practical expedient related to short-term leases, allowing us to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less. As of December 31, 2019, short-term leases were not material. As of December 31, 2019, finance leases were not material and are therefore not included in the following disclosures.

Supplemental cash flow information related to leases was as follows (in thousands) as of December 31:

	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,085	$—

Supplemental balance sheet information related to leases was as follows (in thousands) as of December 31:

	2019	2018
Operating leases:
Operating lease right-of-use assets	$12,645	$—

Accrued expenses and other current liabilities	2,772	—
Operating lease liabilities	10,863	—
Total operating lease liabilities	$13,635	$—

Weighted average remaining lease term:
Operating leases	4 years

Weighted average discount rate:
Operating leases	9%

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating
Leases
Year ending December 31,
2020	$4,035
2021	3,951
2022	3,829
2023	3,496
2024	1,336
Thereafter	—
Total lease payments	$16,647
Less imputed interest	3,012
Total lease liabilities	$13,635

For the year ended December 31, 2019, lease expense was comprised of $3.1 million in operating lease cost and recorded to general and administrative operating expense in our consolidated statement of operations.

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2018 (in thousands):

Operating
Leases
Year ending December 31,
2019	$2,765
2020	2,275
2021	2,281
2022	2,183
2023	2,236
Thereafter	1,336
Total lease payments	$13,076

For the year ended December 31, 2018, we incurred rent expense of $2.9 million.

10. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases with non-cancelable periods ending between January 2020 and July 2024. In 2019, we entered into a new lease agreement for our New York facility which expires in September 2023. The lease for our Santa Monica facility expires in July 2024.

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

11. Income Taxes

Income (loss) from operations before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2019	2018
Domestic	$(26,003)	$(22,050)
Foreign	(774)	(1,045)
Loss from operations before income taxes	$(26,777)	$(23,095)

Income tax expense consisted of the following (in thousands):

	Year ended December 31,
	2019	2018
Current (expense) benefit:
State	$(68)	$(53)
International	(10)	6
Deferred (expense) benefit:
Federal	33	(45)
State	(16)	(17)
International	—	14
Total income tax expense	$(61)	$(95)

The reconciliation of the federal statutory income tax rate of 21% for the years ended December 31, 2019 and 2018, to our effective income tax rate is as follows (in thousands):

	Year ended December 31,
	2019	2018
Expected income tax benefit at U.S. statutory rate	$5,623	$4,856
Difference between U.S. and foreign taxes	(21)	(4)
State tax benefit, net of federal taxes	734	461
Stock-based compensation	(327)	459
Meals and entertainment	(118)	(120)
Non-deductible officer compensation	(339)	(907)
Deferred tax changes due to new tax rate and other adjustments	243	1,043
Valuation allowance	(5,836)	(5,888)
Other	(20)	5
Total income tax expense	$(61)	$(95)

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) took effect. The enactment of the 2017 Act requires the remeasurement of deferred taxes at the new corporation tax rate of 21%, for which we have recorded a provisional amount that reduces the net deferred tax assets, before valuation allowance, by $38.4 million in 2017. Due to a full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. For the years ended December 31, 2019 and 2018, we completed our analysis on the tax impact relating to the 2017 Act and no material changes were made to the provisional amounts recorded.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Accrued liabilities not currently deductible	$1,248	$1,929
Intangible assets—excess of tax basis over financial statement basis	15,464	17,729
Federal impact of deferred state taxes	6	3
Net operating losses	61,706	52,751
Stock-based compensation	1,670	1,761
Other	433	410
Total deferred tax assets	80,527	74,583
Deferred tax liabilities:
Intangible assets—excess of financial statement basis over tax basis	(143)	(206)
Property and equipment	(1,158)	(986)
Total deferred tax liabilities	(1,301)	(1,192)
Valuation allowance	(79,289)	(73,477)
Net deferred tax liabilities	$(63)	$(86)

Current	$—	$—
Non-current	(63)	(86)
	$(63)	$(86)

We had federal net operating loss (“NOL”) carryforwards of approximately $255.6 million and $220.1 million as of December 31, 2019 and 2018, respectively. NOLs generated prior to January 1, 2018 expire between 2021 and 2037. NOLs generated since January 1, 2018 can be carried forward indefinitely. In addition, as of December 31, 2019 and 2018 we had state NOL carryforwards of approximately $94.8 million and $77.8 million which expire between 2020 and 2039.

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

We reduce the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of a portion of the deferred tax assets. However, the reversal of deferred tax liabilities associated with tax deductible goodwill can be a source of taxable income to support the realization of a deductible temporary difference that is scheduled to reverse into net operating losses with an unlimited carryforward period. Except for the deferred tax liabilities resulting from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As we have insufficient history of generating income, we have determined it is more likely than not that we will not realize the benefit of all our deferred tax assets and accordingly a valuation allowance of $79.3 million and $73.5 million against our deferred taxes was required at December 31, 2019 and 2018, respectively. The change in the valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $5.8 million and an increase of $5.9 million,  respectively, all of which was recorded in income tax expense. As we have no sustained history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain income tax positions during the years ended December 31, 2019 or 2018 and we do not expect our uncertain tax positions to have a material impact on our consolidated financial statements within the next twelve months. The total gross amount of unrecognized tax benefits was not material as of December 31, 2019 and 2018.

We file a U.S. federal and various state tax returns. The tax years 2007 to 2018 remain subject to examination by the Internal Revenue Service and most tax years since our incorporation are subject to examination by various state authorities.

12. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. We made matching contributions of $1.0 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.

13. Stock-based Compensation Plans and Awards

Stock Incentive Plans

The 2010 Incentive Award Plan (the “2010 Plan”) was adopted by the board of directors, and approved by the Company’s stockholders in August 2010. In connection with the adoption of the 2010 Plan on August 5, 2010, 0.06 million stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. An amended and restated version of the 2010 Plan (the “2010 A&R Plan”) was adopted by the board of directors on April 23, 2015 and approved by the Company’s stockholders on June 11, 2015. Upon adoption of the 2010 A&R Plan, up to 5.6 million stock options, restricted stock, restricted stock unit and other incentive awards were reserved for future grant to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified and may be granted under the 2010 A&R Plan. In addition, awards available for grant under the 2010 A&R Plan shall be increased on an annual basis as of January 1st of each fiscal year through January 2020 by an amount equal to the lesser of (i) 1.2 million (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2019, 2.3 million stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and vest upon the first anniversary of the grant date and then quarterly or monthly thereafter over a 3 or 4-year period. Restricted stock unit awards generally vest upon the first anniversary of the grant date and then quarterly or monthly thereafter over a 3 or 4-year period. Certain stock options and restricted stock unit awards have accelerated vesting provisions in the event of a change in control.

Valuation of Awards

The per share fair value of stock options granted with service conditions was determined on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2019	2018
Expected life (in years)	5.7	5.8
Risk-free interest rate	2.4%	2.9%
Expected volatility range	43.9%	44.2%
Expected dividend yield	—	—

Award Activity

Stock Options

Stock option activity is as follows (in thousands, except per share data):

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise	term	intrinsic
	outstanding	price	(in years)	value
Outstanding at December 31, 2018	1,853	$9.65	6.09	$879
Options granted	120	$7.80
Options exercised	(105)	$5.70
Options forfeited or cancelled	(58)	$5.90
Outstanding at December 31, 2019	1,810	$9.88	5.31	$—
Exercisable at December 31, 2019	1,671	$10.02	5.01	$—
Vested and expected to vest at December 31, 2019	1,810	$9.88	5.31	$—

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the fair value of our common stock at December 31, 2019 and 2018 and their exercise prices, respectively for all awards where the fair value of our common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.

Information related to stock-based compensation activity is as follows (in thousands, except per share data):

	Year ended December 31,
	2019	2018
Weighted average fair value of options granted (per option)	$3.45	$4.75
Intrinsic value of options exercised	$160	$1,167

As of December 31, 2019, there was approximately $0.5 million of stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands, except per share data):

		Weighted
		average
	Number of	grant date
	shares	fair value
Unvested at December 31, 2018	1,921	$7.99
Granted	2,612	$6.46
Vested	(1,058)	$7.89
Forfeited	(437)	$7.98
Unvested at December 31, 2019	3,038	$6.71

The total fair value of restricted stock units that vested in each of the years ended December 31, 2019 and 2018 was $8.3 million.

As of December 31, 2019, there was approximately $14.5 million of unrecognized stock-based compensation cost related to non-vested RSUs. The amount is expected to be recognized over a weighted average period of 2.0 years. To the extent that the actual forfeiture rate is different from the anticipated, stock-based compensation expense related to these awards will be different.

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP currently provides for a 12-month offering period which is comprised of two consecutive six-month purchase periods, one from May to November and the other from November to May. A maximum of 500 shares of common stock may be purchased by each participant during each six-month purchase period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 12-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 27% and 47% for each of the two purchase periods in the current offering period. The expense related to the years ended December 31, 2019 and 2018 was not material.  There were 1.6 million shares of common stock remaining authorized for issuance under the ESPP at December 31, 2019.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):

	Year ended December 31,
	2019	2018
Service costs	$1,139	$699
Sales and marketing	843	937
Product development	2,536	2,278
General and administrative	4,846	5,517
Total stock-based compensation	$9,364	$9,431

 There was no income tax benefit related to stock-based compensation included in net loss for the years ended December 31, 2019 and 2018 as the Company generated taxable losses without stock-based compensation.

During each of the years ended December 31, 2019 and 2018, $0.5 million of stock-based compensation expense related to stock options was capitalized, primarily as part of internally developed software projects.

14. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016. As of December 31, 2019, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of December 31, 2019, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

Voting Rights

Each share of common stock has the right to one vote per share.

15. Fair Value Measurements

We report certain financial assets and liabilities at their carrying amounts. The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities, and debt approximate fair value because of their short maturities. Certain assets, including goodwill, intangible assets and other long-lived assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review. Contingent consideration is required to be recognized at fair value as of the acquisition date and remeasured at fair value at each reporting period. We estimate the fair value of these liabilities based on estimated probabilities of achievement of the contingent considerations as per the terms of the purchase agreement, discounted to estimate fair value. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in probability assumptions with respect to the likelihood of achieving the contingent criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results and cash flows.

As of each of the years ended December 31, 2019 and 2018, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our consolidated statement of operations. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in accrued expenses and other current liabilities in our consolidated balance sheet. The fair value adjustment to the liability for each of the years ended December 31, 2019 and 2018 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs. Of the $0.8 million held back as a result of the Well+Good acquisition, in May and June 2019, we paid a total of $0.6 million to the sellers, net of $0.2 million included as a working capital adjustment pursuant to the purchase agreement.

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

During the years ended December 31, 2019 and 2018, we acquired businesses consistent with our plan of acquiring, consolidating and developing marketplaces and media properties. In addition to identifiable assets acquired in these business combinations, our goodwill primarily derives from the ability to generate synergies across our businesses.

Year ended December 31, 2019

On February 1, 2019, pursuant to an Asset Purchase Agreement, we acquired substantially all of the assets of Only In Your State, LLC (“Only In Your State”), including its website that focuses on local attractions and local tourism for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations.

We evaluated the acquisition of Only In Your State under ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. Based on the results of the analysis performed, we determined that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. As a result, we concluded that the acquisition of Only In Your State represents an asset acquisition and does not represent a business combination to be accounted for under ASC 805. The total purchase price of $2.0 million was allocated entirely to the trademark acquired, which has an estimated useful life of ten years.

The acquisition is included in our consolidated financial statements as of the closing date of the acquisition, which was February 1, 2019. Acquisition-related transaction costs were not material.

Year ended December 31, 2018

On June 5, 2018, we acquired 100% of the issued and outstanding membership interests of Well+Good LLC (“Well+Good”), a health and wellness media company, for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Any remaining portion of the holdback amount not subject to then-pending claims will be paid on the one year anniversary of the closing of the acquisition. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good based on fiscal year 2018 results. As of December 31, 2019, we have not accrued any expense for Well+Good deferred compensation based on the 2019 fiscal year period.

The total fair value of the purchase price for the acquisition approximated $12.3 million and was allocated to Well+Good’s tangible and intangible assets acquired and liabilities assumed, based on their fair values as of June 5,

2018, the closing date of the acquisition. The excess of the purchase price over the net assets and liabilities acquired was recorded as goodwill. The valuation of the fair value of tangible and intangible assets acquired and liabilities assumed was finalized as of December 31, 2019 and there was no material impact to the consolidated statements of operations as a result of measurement-period adjustments. Well+Good operates as part of our media segment.

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

Supplemental Pro forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition of Well+Good had occurred on January 1, 2018, is as follows (in thousands):

2018
Revenue	$159,786
Net loss	(23,682)

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented.

17. Business Segments

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Year ended December 31,
	2019	2018
Segment Revenue:
Marketplaces	$89,625	$93,937
Media	65,331	61,105
Total revenue	$154,956	$155,042

Segment Operating Expenses:
Marketplaces(1)	$91,807	$95,068
Media(1)	40,601	34,686
Add:
Corporate expenses(2)	30,025	27,089
Consolidated operating expenses	$162,433	$156,843

Segment Operating Contribution:
Marketplaces(3)	$(2,182)	$(1,131)
Media(3)	24,730	26,419
Add (deduct):
Corporate expenses(2)	(30,025)	(27,089)
Acquisition, disposition and realignment costs(4)	—	320
Adjusted EBITDA(5)	$(7,477)	$(1,481)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(7,477)	$(1,481)
Add (deduct):
Interest income (expense), net	225	305
Other (expense) income, net	40	(78)
Depreciation and amortization(6)	(10,111)	(10,270)
Stock-based compensation(7)	(9,364)	(9,431)
Acquisition, disposition, realignment and contingent payment costs(8)	(90)	(2,140)
Loss before income taxes	$(26,777)	$(23,095)

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

(3)

Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the consolidated statements of operations of certain expenses and is not directly comparable to similar measures used by other companies.

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

Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows (in thousands):

	Year ended December 31,
	2019	2018
Domestic	$133,240	$129,519
International	21,716	25,523
Total revenue	$154,956	$155,042

18. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2019, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

A substantial portion of our advertising revenue is generated from multiple arrangements with one customer. Customers comprising more than 10% of consolidated revenue were as follows:

	Year ended December 31,
	2019	2018
Google Inc.	23%	25%

Customers comprising more than 10% of the consolidated accounts receivable balance were as follows:

	Year ended December 31,
	2019	2018
Google Inc.	21%	25%

19. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year ended December 31,
	2019	2018
Net loss	$(26,838)	$(23,190)
Weighted average common shares outstanding—basic and diluted	25,960	24,581
Net loss per share—basic and diluted	$(1.03)	$(0.94)

For the years ended December 31, 2019 and 2018, we excluded 4.9 million and 3.8 million shares, respectively, from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive.

For the years ended December 31, 2019 and 2018, had we reported net income, approximately 0.4 million and 1.2 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.