Form 10-Q
period 2020-03-31
LEAF GROUP LTD.
filed 2020-05-11
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, there were 26,709,874 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$11,648	$18,106
Accounts receivable, net	9,613	14,402
Prepaid expenses and other current assets	3,042	2,555
Total current assets	24,303	35,063
Property and equipment, net	13,802	13,797
Operating lease right-of-use assets	12,097	12,645
Intangible assets, net	11,847	12,589
Goodwill	19,411	19,465
Other assets	1,305	1,044
Total assets	$82,765	$94,603

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,561	$7,825
Accrued expenses and other current liabilities	17,554	21,291
Deferred revenue	4,894	2,464
Revolving line of credit	4,000	4,000
Total current liabilities	33,009	35,580
Deferred tax liability	70	63
Operating lease liabilities	10,112	10,863
Other liabilities	219	287
Total liabilities	43,410	46,793
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 28,258 and 26,603 shares issued and outstanding at March 31, 2020 and 27,938 and 26,283 shares issued and outstanding at December 31, 2019	3	3
Additional paid-in capital	564,615	562,332
Treasury stock at cost, 1,655 shares at March 31, 2020 and December 31, 2019	(35,706)	(35,706)
Accumulated other comprehensive loss	(82)	(20)
Accumulated deficit	(489,475)	(478,799)
Total stockholders’ equity	39,355	47,810
Total liabilities and stockholders’ equity	$82,765	$94,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2020	2019
Revenue:
Product revenue	$16,382	$17,541
Service revenue	16,483	16,497
Total revenue	32,865	34,038
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	12,449	13,818
Service costs (exclusive of amortization of intangible assets shown separately below)	8,977	7,912
Sales and marketing	7,670	7,638
Product development	5,520	5,569
General and administrative	8,084	8,540
Amortization of intangible assets	733	917
Total operating expenses	43,433	44,394
Loss from operations	(10,568)	(10,356)
Interest income	23	122
Interest (expense)	(89)	(4)
Other income (expense), net	10	(7)
Loss before income taxes	(10,624)	(10,245)
Income tax expense	(52)	(41)
Net loss	$(10,676)	$(10,286)

Net loss per share—basic and diluted	$(0.40)	$(0.40)
Weighted average number of shares—basic and diluted	26,424	25,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(10,676)	$(10,286)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(62)	27
Comprehensive loss	$(10,738)	$(10,259)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended March 31, 2020
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2019	26,283	$3	$562,332	$(35,706)	$(20)	$(478,799)	$47,810
Issuance of stock under employee stock awards and other, net	320	—	6	—	—	—	6
Tax withholdings related to vesting of share-based payments	—	—	(556)	—	—	—	(556)
Stock-based compensation expense	—	—	2,833	—	—	—	2,833
Foreign currency translation adjustment	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	(10,676)	(10,676)
Balance at March 31, 2020	26,603	$3	$564,615	$(35,706)	$(82)	$(489,475)	$39,355

	Three months ended March 31, 2019
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2018	25,483	$3	$554,403	$(35,706)	$(52)	$(451,961)	$66,687
Issuance of stock under employee stock awards and other, net	319	—	270	—	—	—	270
Tax withholdings related to vesting of share-based payments	—	—	(1,322)	—	—	—	(1,322)
Stock-based compensation expense	—	—	2,045	—	—	—	2,045
Foreign currency translation adjustment	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(10,286)	(10,286)
Balance at March 31, 2019	25,802	$3	$555,396	$(35,706)	$(25)	$(462,247)	$57,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(10,676)	$(10,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,487	2,716
Non-cash lease expense	691	475
Deferred income taxes	7	16
Stock-based compensation	2,704	1,921
Other	42	23
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	4,776	1,767
Prepaid expenses and other current assets	(506)	61
Other long-term assets	—	60
Operating lease ROU assets and liabilities	(702)	(796)
Accounts payable	(1,264)	1,881
Accrued expenses and other liabilities	(3,869)	(6,156)
Deferred revenue	2,430	1,355
Net cash used in operating activities	(3,880)	(6,963)
Cash flows from investing activities
Purchases of property and equipment	(1,708)	(1,607)
Cash paid for acquisitions, net of cash acquired	—	(1,900)
Net cash used in investing activities	(1,708)	(3,507)
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	6	270
Taxes paid on net share settlements of restricted stock units	(556)	(1,322)
Cash paid for acquisition holdback	(36)	—
Cash paid for debt issuance costs	(6)	—
Other	(16)	(30)
Net cash used in financing activities	(608)	(1,082)
Effect of foreign currency on cash, cash equivalents and restricted cash	2	—
Change in cash, cash equivalents and restricted cash	(6,194)	(11,552)
Cash, cash equivalents and restricted cash, beginning of period	19,126	31,935
Cash, cash equivalents and restricted cash, end of period	$12,932	$20,383

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,648	$19,665
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	1,148	582
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$12,932	$20,383

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

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of Society6.com (“Society6”) and our wholesale channel, Deny Designs (collectively, “Society6 Group”), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Saatchi Art, inclusive of SaatchiArt.com (“Saatchi Art”) and its art fair event brand, The Other Art Fair (collectively, “Saatchi Art Group”), is a leading online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, Canada, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

Media

Our Media segment brands educate and entertain consumers across a wide variety of life topics, including the popular “fitness and wellness” and “home and design” verticals. In the “fitness and wellness” vertical, our leading brands include Well+Good and Livestrong.com which help people lead healthier lives. In the “home and design” vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 60 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020 and 2019 are unaudited and have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As previously disclosed in our Form 10-K for the year ended December 31, 2019, the Company has a history of recurring operating losses and cash used in operations and has an accumulated deficit. As of March 31, 2020 and December 31, 2019, cash and cash equivalents was $11.6 million and $18.1 million, respectively. Subsequent to March 31, 2020 as discussed in Note 17, the Company obtained additional liquidity from a $7.1 million loan under the Paycheck Protection Program and has entered into a $9.5 million Asset Sale and Service Agreement. Management anticipates that the forgoing cash proceeds, existing cash and cash equivalents, and forecasted operating cash flows will be sufficient to fund operations for at least the next 12 months. If cash needs exceed the Company’s future projections or otherwise sufficient capital resources are not available, the Company may need to extend its existing financing arrangement or enter into a new financing arrangement, dispose of certain assets, or defer or reduce controllable costs.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of March 31, 2020, our results of operations for the three months ended March 31, 2020 and 2019, and our cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), for interim financial information and with the instructions from the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Leaf Group and its wholly owned subsidiaries. Acquisitions are included in our condensed consolidated financial statements from the date of the acquisition. Our purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed liabilities in business combinations, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of our assets and liabilities.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. For public companies, these amendments are effective for the fiscal years and interim periods for those fiscal years beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of this standard.

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

Our revenue is principally derived from the following products and services:

Product Revenue

Marketplaces

We recognize Marketplaces product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Because we are the principal in a transaction and obtain control of the goods before they are transferred to the customer, we record product revenue at the gross amount. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Where we enter into revenue-sharing arrangements with our partners, such as those relating to our advertiser network, we report revenue on a gross or net basis depending on whether we are considered the principal in the transaction. In addition, we consider which party controls the service, including which party is primarily responsible for fulfilling the promise to provide the service. We also consider which party has the latitude to establish the sales prices to advertisers. When we are considered the principal, we report the underlying revenue on a gross basis in our condensed consolidated statements of operations, and record these revenue-sharing payments to our partners in service costs.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended March 31,
	2020	2019
Product
Marketplaces	$16,381	$17,541
Media	1	—
Service
Marketplaces	2,360	3,297
Media	14,123	13,200
Total revenue	$32,865	$34,038

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the three months ended March 31, 2020, we recognized $2.0 million of revenues that were included in the deferred revenue balance as of December 31, 2019.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Computers and other related equipment	$11,576	$11,333
Purchased and internally developed software	35,512	34,008
Furniture and fixtures	1,514	1,514
Leasehold improvements	6,795	6,795
Machinery and related equipment	569	569
	55,966	54,219
Less accumulated depreciation	(42,164)	(40,422)
Property and equipment, net	$13,802	$13,797

Depreciation and software amortization expense, which includes losses on disposal of property and equipment of less than $0.1 million for the three months ended March 31, 2020 and 2019, is shown by classification below (in thousands):

	Three months ended March 31,
	2020	2019
Product costs	$522	$368
Service costs	1,047	936
Sales and marketing	9	7
Product development	13	11
General and administrative	163	477
Total depreciation	$1,754	$1,799

5. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2019	$19,465
Foreign currency impact	(54)
Balance at March 31, 2020	$19,411

We have two reporting units, Marketplaces and Media. Goodwill related to our Marketplaces reporting unit was $17.1 million as of March 31, 2020. Goodwill related to our Media reporting unit was $2.3 million and was recorded in connection with the acquisition of Well+Good in June 2018.

Intangible assets consisted of the following (in thousands):

	March 31, 2020
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(3,288)	$715
Artist relationships	12,217	(11,395)	822
Media content	91,491	(91,344)	147
Technology	6,204	(6,202)	2
Non-compete agreements	25	(25)	—
Trade names	18,241	(8,080)	10,161
	$132,181	$(120,334)	$11,847

	December 31, 2019
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(3,074)	$929
Artist relationships	12,230	(11,336)	894
Media content	91,491	(91,333)	158
Technology	6,204	(6,156)	48
Non-compete agreements	25	(25)	—
Trade names	18,276	(7,716)	10,560
	$132,229	$(119,640)	$12,589

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended March 31,
	2020	2019
Service costs	$13	$67
Sales and marketing	285	302
Product development	46	162
General and administrative	389	386
Total amortization	$733	$917

6. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued payroll and related items	$3,383	$3,841
Artist payables	4,163	5,640
Accrued product costs	1,121	1,678
Operating lease liabilities	2,964	2,772
Contingent liabilities	1,194	1,087
Other	4,729	6,273
Accrued expenses and other current liabilities	$17,554	$21,291

Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued rent	$—	$—
Contingent liabilities	—	—
Other	219	287
Other liabilities	$219	$287

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million is payable to the seller annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our condensed consolidated statement of operations. The fair value adjustment to the liability for the three months ended March 31, 2020 was not material. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

7. Debt

On November 7, 2019, we entered into a credit facility. The loan and security agreement is a 364-day senior secured working capital revolving line of credit with Silicon Valley Bank (the “Lender”). Our credit facility is asset-based and provides for a maximum amount up to the lesser of (i) $10.0 million, or (ii) 80% of eligible accounts receivable, as described in the loan and security agreement. Any borrowed amounts outstanding under our credit facility bear interest at a floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. We must also pay an unused line fee of 0.20% per annum based on maximum commitments less outstanding balances on the line of credit, payable monthly in arrears. The agreement is secured by substantially all of our assets, including intellectual property.

The credit facility contains customary representations and warranties and customary reporting, affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, acquisitions, dispositions, declarations of dividends and stock repurchases. In addition, we are required to maintain the required percentage (85%) of our global cash on account with the Lender (the “Required Percentage”), provided that such amount may fall below the Required Percentage for a period of time not to exceed 10 consecutive business days each calendar month (but in no event can the amount be less than 75% of our global cash). Furthermore, the credit facility contains customary events of default that include, among others, failure to pay principal, interest or fees when due, failure to comply with the other terms of the credit facility and related agreements, the occurrence of a material adverse change and certain insolvency-related events. The existence of an event of default would allow the Lender to terminate its lending commitments, demand repayment of its loans and otherwise exercise all rights and remedies of a secured creditor.

As of March 31, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $5.6 million as of March 31, 2020. We are in compliance with all restrictions and have met all debt payment obligations as of March 31, 2020.

8. Leases

We adopted ASU 2016-02—Leases (Topic 842) as of January 1, 2019, using the new transition method issued under ASU 2018-11, which allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also allows an entity to elect not to recast its comparative periods in transition. In addition, we elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected to use the practical expedient related to short-term leases, allowing us to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less. As of March 31, 2020, short-term leases were not material. As of March 31, 2020, finance leases were not material and are therefore not included in the following disclosures.

Operating lease expense for the three months ended March 31, 2020 and 2019 was $1.0 million and $0.7 million, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,004	$737

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$12,097	$12,645

Accrued expenses and other current liabilities	2,964	2,772
Operating lease liabilities	10,112	10,863
Total operating lease liabilities	$13,076	$13,635

Weighted average remaining lease term:
Operating leases	4 years	4 years

Weighted average discount rate:
Operating leases	9%	9%

Maturities of operating lease liabilities as of March 31, 2020 were as follows (in thousands):

Operating
Leases
2020	$3,007
2021	3,949
2022	3,829
2023	3,496
2024	1,336
Thereafter	—
Total lease payments	$15,617
Less imputed interest	2,541
Total operating lease liabilities	$13,076

9. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of March 31, 2020, these leases have non-cancelable periods ending between April 2020 and July 2024. The lease for our Santa Monica office facility expires in July 2024.

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

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake reviews of the Company and its filings. In evaluating the exposure associated with various tax filing positions, we accrue charges for possible exposures. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to our condensed consolidated financial statements.

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

10. Income Taxes

Income tax expense was less than $0.1 million for the three months ended March 31, 2020 and 2019.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and no interest or penalties were recognized in the three months ended March 31, 2020 or 2019. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three months ended March 31, 2020 or 2019, and we do not expect our uncertain tax position to change materially during the next twelve months.

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

11. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Service costs	$371	$181
Sales and marketing	365	80
Product development	705	592
General and administrative	1,263	1,068
Total stock-based compensation	$2,704	$1,921

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2019	1,810
Options forfeited or cancelled	(12)
Outstanding at March 31, 2020	1,798

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2019	3,038
Granted	13
Vested	(511)
Forfeited	(41)
Unvested at March 31, 2020	2,499

12. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of March 31, 2020, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of March 31, 2020, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

13. Acquisitions and Dispositions

Acquisitions

OnlyInYourState

On February 1, 2019, pursuant to an Asset Purchase Agreement, we acquired substantially all of the assets of Only In Your State, LLC (“OnlyInYourState”), including its website that focuses on travel and local tourism for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In February 2020 we paid a total of $0.04 million to the sellers, net of $0.01 million related to post-closing indemnification obligations pursuant to the Asset Purchase Agreement.

We evaluated the acquisition of OnlyInYourState under ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. Based on the results of the analysis performed, we determined that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. As a result, we concluded that the acquisition of

OnlyInYourState represents an asset acquisition and does not represent a business combination to be accounted for under ASC 805. The total purchase price of $2.0 million was allocated entirely to the trademark acquired, which has an estimated useful life of ten years.

The acquisition is included in our condensed consolidated financial statements as of the closing date of the acquisition, which was February 1, 2019. Acquisition-related transaction costs were not material.

14. Business Segments

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended March 31,
	2020	2019
Segment Revenue:
Marketplaces	$18,741	$20,838
Media	14,124	13,200
Total revenue	$32,865	$34,038

Segment Operating Expenses:
Marketplaces(1)	$20,533	$22,149
Media(1)	10,380	9,591
Add:
Corporate expenses(2)	7,329	7,927
Consolidated operating expenses	$38,242	$39,667

Segment Operating Contribution:
Marketplaces(3)	$(1,792)	$(1,311)
Media(3)	3,744	3,609
Deduct:
Corporate expenses(2)	(7,329)	(7,927)
Acquisition, disposition and realignment costs(4)	—	—
Adjusted EBITDA(5)	$(5,377)	$(5,629)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(5)	$(5,377)	$(5,629)
Add (deduct):
Interest income (expense), net	(66)	118
Other (expense) income, net	10	(7)
Depreciation and amortization(6)	(2,487)	(2,716)
Stock-based compensation(7)	(2,704)	(1,921)
Acquisition, disposition, realignment and contingent payment costs(8)	—	(90)
Loss before income taxes	$(10,624)	$(10,245)

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

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended March 31,
	2020	2019
Domestic	$29,386	$28,272
International	3,479	5,766
Total revenue	$32,865	$34,038

15. Fair Value

As of each of the periods ended March 31, 2020 and 2019, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The estimated amount payable upon the third anniversary is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet. The fair value adjustment to the liability for the three months ended March 31, 2020 and 2019 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs.  Of the $0.8 million held back as a result of the Well+Good acquisition, in May and June 2019 we paid a total of $0.6 million to the sellers, net of $0.2 million included as a working capital adjustment pursuant to the purchase agreement.

16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Net loss	$(10,676)	$(10,286)
Weighted average common shares outstanding—basic and diluted	26,424	25,601
Net loss per share—basic and diluted	$(0.40)	$(0.40)

For the three months ended March 31, 2020 and 2019, we excluded 4.3 million and 4.4 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

For the three months ended March 31, 2020 and 2019, had we reported net income, less than 0.1 million and 0.6 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

17. Subsequent Events

COVID-19 Pandemic

We are cognizant of the rapid spread of the COVID-19 pandemic (the “Pandemic”) and the resulting global implications and effects. To date, we have experienced impacts to the day-to-day operations, including the rescheduling of two art fairs for Q1 2020, the rescheduling of three art fairs and the cancellation of two art fairs for Q2 2020, the cancellation of one art fair for Q3 2020, a decline in RPVs in our media business segment due to decreased marketing spending from affected customers, and an acceleration in growth in our Society6 business. The ultimate impact of the Pandemic on our operations is unknown and will depend on future developments, many of which are outside of our control, highly uncertain and cannot be predicted with confidence, including the duration of the Pandemic, new information which may emerge concerning the severity of the Pandemic, and the scope and duration of preventative and protective actions that federal, state and local governments or we may direct, all of which may result in an extended period of continued business impacts. While we have seen an increase in traffic in our media segment, the overall economic climate attributable to the Pandemic has brought a reduction in revenues per visit as many advertisers are cancelling or delaying ad buys while assessing the likely impacts of the Pandemic on their businesses. We may also experience slowed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods.

Paycheck Protection Program Loan

On April 20, 2020, we entered into a Promissory Note (the “Promissory Note”) with Silicon Valley Bank and Silicon Valley Bank agreed to make available to us a loan in the amount of $7.1 million (the “PPP Loan”) under the Small Business Administration (the “SBA”) Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”).

We currently plan to use the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022 (the “Maturity Date”). No payments are due on the PPP Loan until November 20, 2020, although interest will accrue during the deferment period. Beginning November 20, 2020, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. To obtain forgiveness, we would need to request forgiveness from Silicon Valley Bank, provide documentation in accordance with the SBA requirements and certify that the amounts we are requesting to be forgiven qualify under those requirements. While we intend to use the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan and intend to seek forgiveness at the appropriate time, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium.

The Promissory Note also provides for customary events of default, including, among others, events of default relating to failure to make payments, bankruptcy, breaches of representations, and material adverse effects. Additionally, the Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act.

We did not provide any collateral or personal guarantees for the PPP Loan, nor did we pay any facility charge to the government or to Silicon Valley Bank. Additionally, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness under our existing revolving credit facility.

Asset Sale to Hearst Newspapers

On April 24, 2020, we entered into an Asset Sale and Services Agreement (the “Agreement”) with Hearst Newspapers, a division of Hearst Communications, Inc. (“Hearst”), pursuant to which we sold a library of content carried on certain websites (the “Hearst Sites”)

that had been hosted by us on behalf of Hearst (the “Hearst Content”) to Hearst for $9.5 million, of which $4.0 million was paid at signing. The balance of $5.5 million is payable upon completion of the migration of the Hearst Content to servers controlled by Hearst, subject to certain deductions tied to the achievement of key performance indicators related to the migration process. The migration is expected to be completed in the third quarter of 2020. In addition, the Agreement contemplates that, for a three-year initial term, we will provide certain content and web services in connection with the management of the Hearst Content, for which we will be paid certain fees for the content and web services provided and a revenue share based on the net revenue from the Hearst Sites.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current financial results and our current expectations and projections about future events, including those related to the COVID-19 pandemic; our ability to execute our business plan to return to compliance with the continued listing criteria of the New York Stock Exchange (“NYSE”); and our ability to continue to comply with applicable listing standards within the available cure period; changes by the Small Business Administration or other governmental authorities regarding the Coronavirus Aid, Relief and Economic Security Act of 2020, the Paycheck Protection Program or related administrative matters and our ability to comply with the terms of the PPP Loan and the CARES Act, including to use the proceeds of the PPP Loan; and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2019 Annual Report, which was filed with the SEC on March 16, 2020, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2019 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Marketplaces

Through our Marketplaces segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of Society6.com (“Society6”) and our wholesale channel, Deny Designs (collectively, “Society6 Group”), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Saatchi Art, inclusive of SaatchiArt.com (“Saatchi Art”) and its art fair event brand, The Other Art Fair (collectively, “Saatchi Art Group”), is a leading online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, Canada and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

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

Media

Our Media segment brands educate and entertain consumers across a wide variety of life topics, including the popular fitness and wellness and home and design verticals. In the fitness and wellness vertical, our leading brands include Well+Good and Livestrong.com, which aim to inspire people to lead healthier lives. In the home and design vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 60 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

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

Revenue

For the three months ended March 31, 2020 and 2019, we reported revenue of $32.9 million and $34.0 million, respectively. For the three months ended March 31, 2020 and 2019, Marketplaces revenue accounted for 57% and 61% of our total revenue, respectively, and Media revenue accounted for 43% and 39% of our total revenue, respectively.

The revenue generated by our Marketplaces segment has higher costs associated with it as compared to our Media segment due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs.

Impacts of the COVID-19 Pandemic

Since mid-March we, together with companies across the globe, have been living with and responding to the rapidly changing health and economic conditions wrought by the spread of the COVID-19 pandemic (the “Pandemic”).  The Pandemic has presented both challenges and opportunities on virtually every aspect of our business as discussed in detail below.

•	Impact on Portfolio of Businesses.
o

Society6. Society6 has been in decline for the past five quarters year over year due primarily to a combination of factors, including declining international sales due to minimal investment and our decision to focus on sales generated through our platforms directly rather than selling through third-party marketplaces. Over the past six months, new management has implemented a variety of initiatives to improve performance. Starting towards the end of the first quarter of 2020, we have seen significant improvement in the business and we expect such improvements to accelerate in the second quarter of 2020. We believe that a significant portion of the accelerated improvement of the business has been driven by the shelter-at-home regulations promulgated by international, federal, state and local governments as people working from home are looking for creative, reasonably priced items to spruce up their environments.

o

Saatchi Art/The Other Art Fair.  The first adverse impact of the Pandemic to these businesses was to The Other Art Fair, which runs live art fairs in the United States, Canada, England and Australia. We had two fairs scheduled for the first quarter of 2020, which we have rescheduled for the third quarter of 2020, we have rescheduled three fairs and cancelled two fairs that were scheduled for the second quarter of 2020 and cancelled one fair scheduled for the third quarter of 2020. Our ability to reschedule the fairs is dependent on conditions related to the Pandemic. In an effort to support artists and customers, on April 8, 2020 we launched Online Studios, our new online fair for those artists who were selected to participate in the postponed fairs. While we believe that the initial reception of Online Studios has been positive, we do not believe that Online Studios will generate revenue at the same levels as our regular fairs by The Other Art Fair. We believe, however, that Online Studios will help mitigate the effects of the postponement of the fairs. Our Saatchi Art business in general has experienced a decline in the first quarter, which we believe is attributable to the Pandemic because, in times of economic uncertainty, customers are generally more conservative with discretionary spending on luxury items.

o

Media Segment. While we have seen an increase in traffic, the overall economic climate attributable to the Pandemic has brought a reduction in revenues per visit as many advertisers are cancelling or delaying ad buys while assessing the likely impacts of the Pandemic on their businesses. We believe that many of our sites, such as Well+Good and Livestrong.com are well situated to address the health and wellness needs of consumers who are sheltering in place. But we also believe that our Media segment will experience volatility given the uncertain economic times brought on by the Pandemic. Due to the significant operating margin of our Media segment, a reduction in revenue from our Media segment has potentially significant adverse impacts on our cash position.

•

Supply Chain. Society6 is the only business in our portfolio that is exposed to potential supply chain risk.  Society6 relies on a variety of manufacturing facilities for the production of its goods and it sources its raw materials from a variety of third parties. In the first quarter of 2020, we have seen limited supply chain disruptions as our manufacturers have taken various actions to ensure that they can continue to produce our goods. We do not, however, know if our manufacturers will be able to continue to ensure the production of our goods.

•

Employees.  Since March 12, 2020 virtually all of our employees throughout all of our domestic and international offices have been working from home.  Our philosophy towards work has always favored flexible work environments so while this transition was significant, we already had many of the tools in place necessary to create effective working conditions outside of the office. With the use of Zoom, Slack and other tools we have not seen an appreciable loss of productivity resulting from our entire employee base working from home. Further on March 20, 2020 we temporarily closed our Deny Designs factory outside of Denver, furloughing ten employees. Subsequently, we reopened the factory on April 21, 2020 and all ten employees returned to work on or before April 27, 2020.

•	Cost Reduction Initiatives. Due to the financial risks presented by the Pandemic, we have implemented a variety of cost cutting initiatives, including:
o

Temporary Salary Cuts.  Effective as of April 1, 2020, the salary of our Chief Executive Officer Sean Moriarty was reduced by 50%. In addition, the salaries of the rest of our executive team were reduced by 25% and the salaries of our salaried direct workforce were reduced by 15%, except where legal requirements dictated otherwise.

o	Bonus Deferral. Our executive team agreed to defer payment of their 2019 annual cash bonuses until such time as the economic conditions have improved.
o	401K. Effective as of April 1, 2020, we terminated our matching contribution for our United States employees enrolled in our 401K plan, which will take effect May 1, 2020.
o	Hiring Freeze. We have generally instituted a hiring freeze, except for critical hires.
o

Board Compensation. Effective as of April 1, 2020 our Board of Directors agreed to forego the 2020 annual equity compensation grant to outside directors under our Outside Director Compensation Program and to forego all cash retainer compensation under our Outside Director Compensation Program for the first and second quarters of 2020, resulting in at least a 50% reduction in annual cash compensation.

o	Other Cuts. Management undertook a broad-based review of expenses at every level of the Company and widely reduced expenses in such areas as marketing, technology, facilities, and travel.
•	Other Impacts and Subsequent Events.
o

NYSE Compliance.  On April 10, 2020, the NYSE gave us notice that we are no longer in compliance with the NYSE continued listing standards due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million. Given that prior to the Pandemic, our market capitalization had not been below $50 million, we believe that the Pandemic, at least in part, contributed to the drop in market capitalization. Please refer to the Current Report on Form 8-K filed with the SEC on April 16, 2020 for additional information.

o

Paycheck Protection Act Loan.  On April 20, 2020, we entered into a Promissory Note (the “Promissory Note”) with Silicon Valley Bank and Silicon Valley Bank agreed to make available to the Company the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. We currently plan to use the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

Key Business Metrics

We regularly review a number of business metrics, including the following key metrics, to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. Measures that we believe are the primary indicators of our performance are described below. We believe that the number of transactions, gross transaction value, number of visits and revenue per visit are currently the key metrics for understanding our results of operations.

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

•	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended March 31,
	2020	2019	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	273,197	297,245	(8)%
Gross Transaction Value (in thousands)	$26,636	$27,137	(2)%
Media Metrics(2)(3):
Visits per Google Analytics (in thousands)	653,108	701,135	(7)%
Revenue per Visit (Google Analytics)	$21.63	$18.83	15%
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

(3)	Media Metrics include visits and revenue generated by OnlyInYourState subsequent to its acquisition in February 2019.

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

Our revenue is principally derived from the following products and services:

Product Revenue

Marketplaces

We recognize Marketplaces product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Because we are the principal in a transaction and obtain control of the goods before they are transferred to the customer, we record product revenue at the gross amount. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Where we enter into revenue-sharing arrangements with our partners, such as those relating to our advertiser network, we report revenue on a gross or net basis depending on whether we are considered the principal in the transaction. In addition, we consider which party controls the service, including which party is primarily responsible for fulfilling the promise to provide the service. We also consider which party has the latitude to establish the sales prices to advertisers. When we are considered the principal, we report the underlying revenue on a gross basis in our condensed consolidated statements of operations, and record these revenue-sharing payments to our partners in service costs.

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

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of our unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the estimates and assumptions associated with our revenue recognition, goodwill, intangible assets acquired in business combinations, and the recoverability of our long-lived assets have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2019 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2019 Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2020	2019
Revenue:
Product revenue	$16,382	$17,541
Service revenue	16,483	16,497
Total revenue	32,865	34,038
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	12,449	13,818
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	8,977	7,912
Sales and marketing(1)(2)	7,670	7,638
Product development(1)(2)	5,520	5,569
General and administrative(1)(2)	8,084	8,540
Amortization of intangible assets	733	917
Total operating expenses	43,433	44,394
Loss from operations	(10,568)	(10,356)
Interest income	23	122
Interest expense	(89)	(4)
Other income (expense), net	10	(7)
Loss before income taxes	(10,624)	(10,245)
Income tax expense	(52)	(41)
Net loss	$(10,676)	$(10,286)

(1) Depreciation expense included in the above line items:
Product costs	$522	$368
Service costs	1,047	936
Sales and marketing	9	7
Product development	13	11
General and administrative	163	477
Total depreciation	$1,754	$1,799

(2) Stock-based compensation included in the above line items:
Service costs	$371	$181
Sales and marketing	365	80
Product development	705	592
General and administrative	1,263	1,068
Total stock-based compensation	$2,704	$1,921

As a percentage of revenue:

	Three months ended March 31,
	2020	2019
Revenue:
Product revenue	49.8%	51.5%
Service revenue	50.2%	48.5%
Total revenue	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	37.9%	40.6%
Service costs (exclusive of amortization of intangible assets shown separately below)	27.3%	23.2%
Sales and marketing	23.3%	22.4%
Product development	16.8%	16.4%
General and administrative	24.6%	25.1%
Amortization of intangible assets	2.3%	2.7%
Total operating expenses	132.2%	130.4%
Loss from operations	(32.2)%	(30.4)%
Interest income	0.2%	0.3%
Interest expense	(0.3)%	—%
Other income (expense), net	—%	—%
Loss before income taxes	(32.3)%	(30.1)%
Income tax (expense)	(0.2)%	(0.1)%
Net loss	(32.5)%	(30.2)%

Segment results (in thousands):

	Three months ended March 31,
	2020	2019	% Change
Segment Revenue:
Marketplaces	$18,741	$20,838	(10)%
Media	14,124	13,200	7%
Total revenue	$32,865	$34,038	(3)%

Segment Operating Expenses:
Marketplaces(1)	$20,533	$22,149	(7)%
Media(1)	10,380	9,591	8%
Add:
Corporate expenses(2)	7,329	7,927	(8)%
Consolidated operating expenses	$38,242	$39,667	(4)%

Segment Operating Contribution:
Marketplaces(3)	$(1,792)	$(1,311)	(37)%
Media(3)	3,744	3,609	4%
Deduct:
Corporate expenses(2)	(7,329)	(7,927)	(8)%
Acquisition, disposition and realignment costs(4)	—	—	-%
Adjusted EBITDA(5)	$(5,377)	$(5,629)	4%

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

See Note 14 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Non-GAAP Financial Measures” below for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Marketplaces Revenue

Marketplaces revenue decreased by $2.1 million, or 10%, to $18.7 million for the three months ended March 31, 2020, as compared to $20.8 million for the same period in 2019. The decrease was driven by a 28% decrease in Saatchi Art Group revenue and a 6% decrease in Society6 Group revenue year-over-year. The decrease in Saatchi Art Group revenue was primarily driven by the postponement of two fairs that were scheduled to take place in March 2020. Due to efforts to contain the spread of the COVID-19 virus, no fairs occurred for the three months ended March 31, 2020, as compared to three fairs hosted for the same period in 2019, resulting in a 100% decrease in revenue year-over-year. The decrease in Society6 Group revenue was primarily driven by declining sales internationally and through third-party marketplaces, partially offset by increasing sales domestically. For the three months ended March 31, 2020, Marketplaces gross transaction value was $26.6 million as compared to $27.1 million in the prior year period, reflecting a decrease of 2%, driven by a 4% decrease in gross transaction value from Society6 Group, partially offset by a 5% increase in gross transaction value from Saatchi Art Group. The decrease in Society6 Group gross transaction value was primarily driven by a decrease in the number of transactions, partially offset by an increase in Society6 Group average order value. The increase in Society6 Group average order value was due to increases in items per order, price per item and the amount of sales tax we collect as a consequence of the impact of the Wayfair decision, which permits states to adopt laws requiring sellers to collect sales and use tax, even in states where the seller has no physical presence. The increase in Saatchi Art Group gross transaction value was primarily driven by an increase in the average order value of 54%, partially offset by a 32% decrease in the number of transactions. Gross transaction value excludes the revenue from certain transactions generated by the art fairs, such as the sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions decreased 8% to 273,197 in the three months ended March 31, 2020 as compared to 297,245 in the same period in 2019, primarily due to decreases in sales on Society6 Group.

Media Revenue

Media revenue increased by $0.9 million, or 7%, to $14.1 million for the three months ended March 31, 2020, as compared to $13.2 million for the same period in 2019. This increase was primarily attributable to a 338% increase in revenue from OnlyInYourState, which we acquired in February 2019, and a 34% increase in revenue from Well+Good, partially offset by a 30% decrease in revenue from Livestrong.com. Google Analytics data shows that visits decreased by 7% to 653 million visits in the three months ended March 31, 2020 from 701 million visits in the same period in 2019. This decrease was primarily due to decreases in Livestrong.com and other sites’ traffic due to Google search engine updates that negatively impacted the volume of referral traffic, partially offset by an increase in visits related to OnlyInYourState, which we acquired in February 2019. RPV, calculated using visits per Google Analytics, increased by 15%, to $21.63 in the three months ended March 31, 2020 from $18.83 in the same period in 2019, primarily attributable to improved ad monetization yields across our media properties.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended March 31,
	2020	2019	% Change
Product costs (exclusive of amortization of intangible assets)	$12,449	$13,818	(10)%
Service costs (exclusive of amortization of intangible assets)	8,977	7,912	13%
Sales and marketing	7,670	7,638	—%
Product development	5,520	5,569	(1)%
General and administrative	8,084	8,540	(5)%
Amortization of intangible assets	733	917	(20)%

Product Costs

Product costs for the three months ended March 31, 2020 decreased by $1.4 million, or 10%, to $12.4 million, as compared to $13.8 million for the same period in 2019, primarily due to a decrease in marketplace revenue.

Service Costs

Service costs for the three months ended March 31, 2020 increased by $1.1 million, or 13%, to $9.0 million, as compared to $7.9 million for the same period in 2019. The increase was primarily due to increases of $0.7 million related to content fees, $0.2 million in personnel and related costs, and $0.1 million in depreciation expense.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2020 remained flat at $7.7 million, as compared to $7.6 million for the same period in 2019.

Product Development

Product development expenses for the three months ended March 31, 2020 decreased by $0.1 million, or 1%, to $5.5 million, as compared to $5.6 million for the same period in 2019. The decrease was primarily due to a decrease of $0.1 million in personnel and related costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 decreased by $0.4 million, or 5%, to $8.1 million, as compared to $8.5 million in the same period in 2019. The decrease was primarily driven by decreases of $0.7 million in legal fees, $0.3 million in depreciation expense, $0.2 million in taxes and licenses, and $0.1 million in board fees, partially offset by increases of $0.7 million associated with strategic review costs including fees of legal, financial and other advisors, and $0.3 million in facilities costs.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2020 decreased by $0.2 million, or 20%, to $0.7 million, as compared to $0.9 million in the same period in 2019.  The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Interest Income (Expense), Net

Interest expense for the three months ended March 31, 2020 was less than $0.1 million, as compared to interest income of $0.1 million in the same period in 2019.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2020 and 2019 was less than $0.1 million.

Income Tax Expense

Income tax expense for the three months ended March 31, 2020 and 2019 was less than $0.1 million.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended March 31, 2020 decreased by $1.6 million, or 7%, to $20.5 million, as compared to $22.1 million in the same period in 2019. The decrease was primarily due to a decrease in marketplace revenue, with a decrease of $1.7 million in cost of services and $0.3 million in personnel and related costs, partially offset by an increase of $0.2 million in marketing and $0.1 million in consulting fees. Marketplaces operating contribution was ($1.8) million for the three months ended March 31, 2020, as compared to ($1.3) million in the same period in 2019.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended March 31, 2020 increased by $0.8 million, or 8%, to $10.4 million, as compared to $9.6 million in the same period in 2019. The increase was primarily due to an increase of $0.5 million in content fees, $0.3 million in consulting fees, and $0.2 million in cost of sales, partially offset by a decrease of $0.2 million in marketing. Media operating contribution was $3.7 million for the three months ended March 31, 2020, as compared to $3.6 million in the same period in 2019.

Corporate Operating Expenses

Corporate operating expenses for the three months ended March 31, 2020 decreased by $0.6 million, or 8%, to $7.3 million, as compared to $7.9 million in the same period in 2019. The decrease was primarily due to decreases of $0.3 million in personnel and related costs, $0.1 million in consulting fees, and $0.1 million in board fees.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Net loss	$(10,676)	$(10,286)
Add (deduct):
Income tax expense, net	52	41
Interest (income) expense, net	66	(118)
Other expense (income), net	(10)	7
Depreciation and amortization(1)	2,487	2,716
Stock-based compensation(2)	2,704	1,921
Acquisition, disposition, realignment and contingent payment costs(3)	—	90
Adjusted EBITDA	$(5,377)	$(5,629)

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

Liquidity and Capital Resources

As of March 31, 2020, we had $11.6 million of cash and cash equivalents.

In February 2019, we acquired substantially all of the assets of Only In Your State, LLC for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In February 2020, we paid a total of $0.04 million to the sellers, net of $0.01 million related to post-closing indemnification obligations pursuant to the purchase agreement. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. In May and June 2019, we paid $0.6 million of the $0.8 million held back and $0.2 million was included as a working capital adjustment pursuant to the purchase agreement. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our condensed consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement based on fiscal year 2018 results. As of March 31, 2020, we have not accrued any expense for Well+Good deferred compensation based on the 2020 fiscal year period. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances. The May 2018 and May 2019 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million and $1.2 million, respectively. The estimated amount payable upon the third anniversary is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the issuance of stock and the disposition of businesses and certain non-core media properties. We entered into a credit facility on November 7, 2019. The loan and security agreement is a 364-day senior secured working capital revolving line of credit with Silicon Valley Bank (the “Lender”). Our credit facility is asset-based and provides for a maximum amount up to the lesser of (i) $10.0 million, or (ii) 80% of eligible accounts receivable, as described in the loan and security agreement. Any borrowed amounts outstanding under our credit facility bear interest at a floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. We must also pay an unused line fee of 0.20% per annum based on maximum commitments less outstanding balances on the line of credit, payable monthly in arrears. The agreement is secured by substantially all of our assets, including intellectual property.

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

As of March 31, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $5.6 million as of March 31, 2020.

We anticipate that the liquidity obtained subsequent to March 31, 2020, existing cash and cash equivalents, and forecasted operating cash flows will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into an additional loan or credit facility, selling certain assets or issuing equity, equity-related or debt securities.

Following the end of the first quarter of 2020, the following transactions occurred:

Paycheck Protection Program Loan.  On April 20, 2020, we entered into the Promissory Note with Silicon Valley Bank and Silicon Valley Bank agreed to make available to us the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. We currently plan to use the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022 (the “Maturity Date”). No payments are due on the PPP Loan until November 20, 2020, although interest will accrue during the deferment period. Beginning November 20, 2020, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. To obtain forgiveness, we would need to request forgiveness from Silicon Valley Bank, provide documentation in accordance with the SBA requirements and certify that the amounts we are requesting to be forgiven qualify under those requirements. While we intend to use the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan and intend to seek forgiveness at the appropriate time, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium. The Promissory Note also provides for customary events of default, including, among others, events of default relating to failure to make payments, bankruptcy, breaches of representations, and material adverse effects. Additionally, the Promissory Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. We did not provide any collateral or personal guarantees for the PPP Loan, nor did we pay any facility charge to the government or to Silicon Valley Bank. Additionally, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness under our existing revolving credit facility.

Asset Sale to Hearst Newspapers.  On April 24, 2020, we entered into an Asset Sale and Services Agreement (the “Agreement”) with Hearst Newspapers, a division of Hearst Communications, Inc. (“Hearst”), pursuant to which we sold a library of content carried on certain websites (the “Hearst Sites”) that had been hosted by us on behalf of Hearst (the “Hearst Content”) to Hearst for $9.5 million, of which $4.0 million was paid at signing. The balance of $5.5 million is payable upon completion of the migration of the Hearst Content to servers controlled by Hearst, subject to certain deductions tied to the achievement of key performance indicators related to the migration process. The migration is expected to be completed in the third quarter of 2020. In addition, the Agreement contemplates that, for a three-year initial term, we will provide certain content and web services in connection with the management of the Hearst Content, for which we will be paid certain fees for the content and web services provided and a revenue share based on the net revenue from the Hearst Sites.

We believe that we may see a slowdown of cash inflows from operations due to the Pandemic and the disruption of our customers’ workforce. See Part II, Item 1A, “Risk Factors” below for further discussion of the possible impact of the Pandemic on our business and Part I, Item 1A, “Risk Factors” of our 2019 Annual Report for additional risk factors.

Since our inception, we have used cash and stock to make strategic acquisitions to grow our business, including the recent acquisitions of OnlyInYourState in February 2019 and Well+Good in June 2018. We have also generated cash by disposing of certain businesses. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased $4.9 million of our common stock. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of March 31, 2020, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors, including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(3,880)	$(6,963)
Net cash used in investing activities	$(1,708)	$(3,507)
Net cash used in financing activities	$(608)	$(1,082)

Cash Flows from Operating Activities

Three months ended March 31, 2020 and March 31, 2019

Net cash used in our operating activities during the three months ended March 31, 2020 was $3.9 million as a result of our net loss during the period of $10.7 million, non-cash charges of $5.9 million related primarily to stock-based compensation, depreciation and amortization, and a net increase in our working capital of $0.9 million. The change in working capital during the three months ended March 31, 2020 was primarily due to ordinary course variances in the timing of collections and payments.

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

Cash Flows from Investing Activities

Three months ended March 31, 2020 and March 31, 2019

Net cash used in investing activities was $1.7 million during the three months ended March 31, 2020. Cash used in investing activities for the three months ended March 31, 2020 related to investments in property and equipment.

Net cash used in investing activities was $3.5 million during the three months ended March 31, 2019. Cash used in investing activities for the three months ended March 31, 2019 primarily related to $1.9 million paid for the acquisition of OnlyInYourState and $1.6 million related to investments in property and equipment.

Cash Flows from Financing Activities

Three months ended March 31, 2020 and March 31, 2019

Net cash used in financing activities was $0.6 million during the three months ended March 31, 2020. Cash used in financing activities for the three months ended March 31, 2020 primarily consists of $0.6 million related to taxes paid on vesting of restricted stock units.

Net cash used in financing activities was $1.1 million during the three months ended March 31, 2019. Cash used in financing activities for the three months ended March 31, 2019 primarily consists of $1.3 million related to taxes paid on vesting of restricted stock units, partially offset by $0.3 million in proceeds from exercises of stock options and purchases under our ESPP.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Capital Expenditures

For the three months ended March 31, 2020 and 2019, we used $1.7 million and $1.6 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment.

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

Foreign Currency Exchange Risk

While relatively small, we have operations and generate revenue from sources outside the United States. We have foreign currency exchange risks related to our revenue being denominated in currencies other than the U.S. dollar, principally in the Euro, British Pound Sterling, Australian Dollar, and Canadian Dollar, and a relatively smaller percentage of our expenses being denominated in such currencies. We do not believe that movements in the foreign currencies in which we transact will significantly affect future net earnings or losses. Foreign currency exchange risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We do not believe that such a change would currently have a material impact on our results of operations. As our international operations grow, our risks associated with fluctuations in foreign currency rates will become greater, and we intend to continue to assess our approach to managing this risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Concentrations of Credit Risk

As of March 31, 2020, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	March 31, 2020	December 31, 2019
Google Inc.	24%	27%

Interest Rate Risk

We had cash and cash equivalents of $11.6 million as of March 31, 2020, primarily invested in money market mutual funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Any borrowings under our credit facility bear interest at floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. As of March 31, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.

A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our business, financial condition or results of operations.

Item 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to reasonably ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A.     RISK FACTORS

There are certain risks and uncertainties in our business that could materially affect our business, financial condition and/or future results and cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in the section entitled “Risk Factors” in Part I. Item 1A of the 2019 Annual Report, which is available at www.sec.gov and at ir.leafgroup.com.  The risk factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2019 Annual Report and the risk factors below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or results of operations. There have been no other material changes to the risk factors set forth in the section entitled “Risk Factors” in Part I. Item 1A of the 2019 Annual Report.

The global COVID-19 pandemic could harm our business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, have adversely affected workforces, organizations, economies, and financial markets globally, leading to an economic downturn, uncertainty and increased market volatility. The extent to which the Pandemic impacts our business, financial condition and results of operations depends and will depend on numerous evolving factors, many of which we cannot control and that we may not be able to accurately predict, including: the duration and scope of the Pandemic; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our products, solutions, and services; our ability to sell and provide our products and services; and the ability of our customers to pay for our products and services. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements.

Specific impacts on our portfolio of business include, but are not limited to:

•

Marketplaces Segment.  The first adverse impact of the Pandemic to our Saatchi Art and The Other Art Fair businesses was to The Other Art Fair, which runs live art fairs in the United States, Canada, England and Australia. We had two fairs scheduled for the first quarter of 2020, which we have rescheduled for the third quarter of 2020, we have rescheduled three fairs and cancelled two fairs that were scheduled for the second quarter of 2020 and cancelled one fair scheduled for the third quarter of 2020. Our ability to reschedule the fairs is dependent on conditions related to the Pandemic. In an effort to support artists and customers, on April 8, 2020, we launched Online Studios, our new online fair for those artists who were selected to participate in the postponed fairs. While we believe that the initial reception of Online Studios has been positive, we do not believe that Online Studios will generate revenue at the same levels as our regular fairs by The Other Art Fair. Our Saatchi Art business in general has experienced a decline in the first quarter, which we believe is attributable to the Pandemic because in times of economic uncertainty, customers are more conservative with discretionary spending on luxury items.

•

Media Segment. While we have seen an increase in traffic, the overall economic climate attributable to the Pandemic has brought a reduction in revenues per visit as many advertisers are cancelling or delaying ad buys while assessing the likely impacts of the Pandemic on their businesses. We believe our Media segment will experience volatility given the uncertain economic times brought on by the Pandemic. Due to the significant operating margin of our Media segment, a reduction in revenue from our Media segment has potentially significant adverse impacts on our cash position.

In addition, due to the financial risks presented by the Pandemic, we have implemented a variety of cost cutting initiatives and may need to implement additional cost cutting initiatives that may adversely affect our executive team, employees and business. To date, these cost cutting measures have included temporary salary cuts of our executive team and salaried direct workforce, bonus deferrals by our executive team, termination of matching contributions for our United States employees in our 401K plan, a hiring freeze on all but critical hires, compensation cuts and deferrals of compensation of our independent directors. We have also reduced expenses in marketing, technology, facilities, and travel. These measures may cause or result in disruption of our business, challenges in hiring critical employees and retaining key employees. Qualified individuals that are critical to the success of our current and future businesses, including engineers, developers and sales and marketing personnel, are in high demand, and we may encounter challenges retaining them if conditions related to the Pandemic persist. All of our officers and United States employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace generally and more so due to the Pandemic. In addition, increased volatility or under-performance in our stock price may also affect our ability to attract critical new employees and retain our existing key employees. Our executive officers and employees may be more inclined to leave us if the perceived value of equity awards, including restricted stock units and stock options, decline. If we lose the services of key personnel or do not hire (in the case of critical employees) or retain other qualified personnel for key positions, our business and results of operation could be adversely affected. If we are unable to mitigate these or other potential risks related to our cost cutting initiatives, it may disrupt our business or could have a material adverse effect on our financial condition and results of operations.

Any of the events discussed above could contribute to the risks and uncertainties outlined in the 2019 Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price. Further, to the extent the Pandemic has adversely affected our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described the section entitled “Risk Factors” in Part I. Item 1A of the 2019 Annual Report.

If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.

On April 10, 2020, we received notice (“Notice”) from the NYSE that we are no longer in compliance with NYSE continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million.

We intend to submit a plan to the NYSE setting forth the actions intended to be taken by us to return to conformity with Section 802.01B within 18 months of the date of the Notice. The NYSE will review the Company’s plan and, within 45 days, make a determination as to whether the Company has made a reasonable demonstration of its ability to come into conformity with Section 802.01B within the 18-month cure period. If the Company’s plan is not submitted on a timely basis or is not accepted, the NYSE will initiate suspension and delisting proceedings. If the NYSE accepts the Company’s plan, the Company’s common stock will continue to be listed and traded on the NYSE during the 18-month cure period, subject to the Company’s compliance with the plan and other continued listing standards. The NYSE will review the Company on a quarterly basis to confirm compliance with the plan. If the Company fails to comply with the plan or does not meet continued listing standards at the end of the 18-month cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures. On April 21, 2020, the SEC published a notice of filing and immediate effectiveness of a rule change by the NYSE to toll the 18-month cure period from April 20, 2020 through and including June 30, 2020 (the “Toll Period”) due to the effects of the Pandemic. As a result of this temporary relief, our 18-month cure period will not run during the Toll Period and we will have more time to come into conformity with Section 802.10B.

Our common stock will continue to be listed and traded on the NYSE under the common stock trading symbol “LEAF”, subject to our continued compliance with the plan and other listing requirements of the NYSE. Until the NYSE determines that we have regained compliance, the common stock trading symbol will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards.

The Notice and compliance with the plan do not affect our business operations or reporting obligations with the Securities and Exchange Commission, and do not conflict with or cause an event of default under any of our material debt or other agreements. Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of any decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage, and would adversely affect our ability to raise additional financing through the public or private sale of equity securities. Any of these developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares of common stock in the future. A delisting could adversely impact the perception of our financial condition and cause reputational harm with investors and parties conducting business with the Company. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. It is possible, however, that we may not generate sufficient cash from operations or otherwise have the capital resources to meet our future capital needs, including to invest in areas for growth or to acquire complementary businesses. For example, due to the impacts on our business of the Pandemic, including those discussed in the risk factor titled “The global COVID-19 pandemic could harm our business, financial condition and results of operations,” we applied for and received the PPP Loan on April 20, 2020 for $7.1 million. While we initiated a variety of cost reduction initiatives, we sought and obtained the PPP Loan due to our belief that such funds were necessary to support payroll costs, rent and utilities in order to avoid more drastic measures, such as deep workforce reduction, that would have likely significantly impaired our financial viability. Despite the receipt of the PPP Loan, if we do not generate sufficient cash from operations or otherwise have sufficient capital resources available, we may need to draw down additional funds under our credit facility, enter into a new financing arrangement (to the extent one is available) or dispose of certain assets to execute on our current or future business strategies, including developing new or investing in existing lines of business, maintaining our operating infrastructure, acquiring complementary businesses, hiring additional personnel or otherwise responding to competitive pressures. There can be no assurances that additional financing arrangements will be available to us on favorable terms, or at all. Furthermore, if we are able to and we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Under our existing revolving credit facility, we are party to a loan and security agreement, which restricts our ability to incur additional indebtedness and to pay dividends and, in connection with our PPP Loan, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness. In addition, we are required to maintain an amount not less than 85% (the “Required Percentage”) of our global cash on account with the lender under the security and loan agreement, provided that such amount may fall below the Required Percentage for a period of time not to exceed 10 consecutive business days each calendar month (but in no event can the amount be less than 75% of our global cash). Further, the Promissory Note for our PPP Loan is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

We have debt outstanding under the PPP Loan, which is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, and we may be subject to an audit or enforcement action related to the PPP Loan.

On April 20, 2020, we entered into the Promissory Note with Silicon Valley Bank and Silicon Valley Bank agreed to make available to us the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. Additionally, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness under our existing revolving credit facility. We currently plan to use the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022. No payments are due on the PPP Loan until November 20, 2020, although interest will accrue during the deferment period. Beginning November 20, 2020, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. To obtain forgiveness, we would need to request forgiveness from Silicon Valley Bank, provide documentation in accordance with the SBA requirements and certify that the amounts we are requesting to be forgiven qualify under those requirements. While we intend to use the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan and intend to seek forgiveness at the appropriate time, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part.

The Promissory Note also provides for customary events of default, including, among others, events of default relating to failure to make payments, bankruptcy, breaches of representations, and material adverse effects. A failure by us to comply with the covenants or payment requirements specified in the Promissory Note could result in an event of default under the Promissory Note, which would give the lender the right to declare any and all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If the debt under our PPP Loan were to be accelerated, we may not have sufficient cash, be able to borrow sufficient funds or be able to sell sufficient assets to repay the debt, which could immediately materially and adversely affect our cash flows, business, results of operations and financial condition.

Additionally, the Promissory Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, which is subject to revisions and changes by the SBA and Congress. We may also be subject to CARES Act-specific lookbacks and audits that may be conducted by other federal agencies, including several oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions. Given that we received more than $2.0 million under our PPP Loan, we will be subject to an audit by the SBA. Complying with such SBA audit could divert management resources and attention and require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended March 31, 2020.

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

3.2	Amended and Restated Bylaws of Leaf Group Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016)

4.1	Form of Leaf Group Ltd. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016)
10.1	Amendment to Second Amended and Restated Employment Agreement, dated as of April 9, 2020, by and between the Company and Brian Pike (filed herewith)
31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Date: May 11, 2020