Form 10-Q
period 2020-06-30
LEAF GROUP LTD.
filed 2020-07-31
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 27, 2020, there were 26,861,643 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$27,908	$18,106
Accounts receivable, net	10,882	14,402
Prepaid expenses and other current assets	3,960	2,555
Total current assets	42,750	35,063
Property and equipment, net	13,869	13,797
Operating lease right-of-use assets	11,416	12,645
Intangible assets, net	11,175	12,589
Goodwill	19,208	19,465
Other assets	1,300	1,044
Total assets	$99,718	$94,603

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,489	$7,825
Accrued expenses and other current liabilities	21,687	21,291
Deferred revenue	6,117	2,464
Debt, current	7,175	4,000
Total current liabilities	43,468	35,580
Deferred tax liability	72	63
Operating lease liabilities	9,345	10,863
Debt, non-current	3,969	—
Other liabilities	200	287
Total liabilities	57,054	46,793
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 28,470 and 26,815 shares issued and outstanding at June 30, 2020 and 27,938 and 26,283 shares issued and outstanding at December 31, 2019	3	3
Additional paid-in capital	567,126	562,332
Treasury stock at cost, 1,655 shares at June 30, 2020 and December 31, 2019	(35,706)	(35,706)
Accumulated other comprehensive loss	(87)	(20)
Accumulated deficit	(488,672)	(478,799)
Total stockholders’ equity	42,664	47,810
Total liabilities and stockholders’ equity	$99,718	$94,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$35,922	$15,869	$52,304	$33,410
Service revenue	15,046	19,920	31,529	36,417
Total revenue	50,968	35,789	83,833	69,827
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	26,550	12,010	38,999	25,828
Service costs (exclusive of amortization of intangible assets shown separately below)	7,825	8,981	16,802	16,893
Sales and marketing	7,435	7,488	15,105	15,126
Product development	4,241	5,110	9,761	10,679
General and administrative	7,173	8,112	15,257	16,652
Amortization of intangible assets	671	895	1,404	1,812
Total operating expenses	53,895	42,596	97,328	86,990
Loss from operations	(2,927)	(6,807)	(13,495)	(17,163)
Interest income	3	66	26	188
Interest (expense)	(100)	(6)	(189)	(10)
Other income, net	3,837	19	3,847	12
Income (loss) before income taxes	813	(6,728)	(9,811)	(16,973)
Income tax expense	(10)	(34)	(62)	(75)
Net income (loss)	$803	$(6,762)	$(9,873)	$(17,048)

Net income (loss) per share—basic and diluted
Basic	$0.03	$(0.26)	$(0.37)	$(0.66)
Diluted	$0.03	$(0.26)	$(0.37)	$(0.66)

Weighted average number of shares—basic and diluted
Basic	26,722	25,907	26,572	25,755
Diluted	26,722	25,907	26,572	25,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$803	$(6,762)	$(9,873)	$(17,048)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(5)	(24)	(67)	3
Comprehensive income (loss)	$798	$(6,786)	$(9,940)	$(17,045)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six months ended June 30, 2020
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2019	26,283	$3	$562,332	$(35,706)	$(20)	$(478,799)	$47,810
Issuance of stock under employee stock awards and other, net	320	—	6	—	—	—	6
Tax withholdings related to vesting of share-based payments	—	—	(556)	—	—	—	(556)
Stock-based compensation expense	—	—	2,833	—	—	—	2,833
Foreign currency translation adjustment	—	—	—	—	(62)	—	(62)
Net income (loss)	—	—	—	—	—	(10,676)	(10,676)
Balance at March 31, 2020	26,603	$3	$564,615	$(35,706)	$(82)	$(489,475)	$39,355
Issuance of stock under employee stock awards and other, net	212	—	22	—	—	—	22
Tax withholdings related to vesting of share-based payments	—	—	(191)	—	—	—	(191)
Stock-based compensation expense	—	—	2,680	—	—	—	2,680
Foreign currency translation adjustment	—	—	—	—	(5)	—	(5)
Net income (loss)	—	—	—	—	—	803	803
Balance at June 30, 2020	26,815	$3	$567,126	$(35,706)	$(87)	$(488,672)	$42,664

	Six months ended June 30, 2019
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2018	25,483	$3	$554,403	$(35,706)	$(52)	$(451,961)	$66,687
Issuance of stock under employee stock awards and other, net	319	—	270	—	—	—	270
Tax withholdings related to vesting of share-based payments	—	—	(1,322)	—	—	—	(1,322)
Stock-based compensation expense	—	—	2,045	—	—	—	2,045
Foreign currency translation adjustment	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(10,286)	(10,286)
Balance at March 31, 2019	25,802	$3	$555,396	$(35,706)	$(25)	$(462,247)	$57,421
Issuance of stock under employee stock awards and other, net	187	—	175	—	—	—	175
Tax withholdings related to vesting of share-based payments	—	—	(717)	—	—	—	(717)
Stock-based compensation expense	—	—	2,331	—	—	—	2,331
Foreign currency translation adjustment	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(6,762)	(6,762)
Balance at June 30, 2019	25,989	$3	$557,185	$(35,706)	$(49)	$(469,009)	$52,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(9,873)	$(17,048)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,993	5,378
Non-cash lease expense	1,373	962
Deferred income taxes	10	5
Stock-based compensation	5,227	4,130
Gain from sale of asset	(3,800)	—
Other	235	21
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	3,340	1,014
Prepaid expenses and other current assets	(1,422)	123
Other long-term assets	8	102
Operating lease ROU assets and liabilities	(1,412)	(1,280)
Accounts payable	658	485
Accrued expenses and other liabilities	1,039	(7,265)
Deferred revenue	3,653	525
Net cash provided by (used in) operating activities	4,029	(12,848)
Cash flows from investing activities
Purchases of property and equipment	(3,423)	(3,361)
Proceeds from sale of assets	4,000	—
Cash paid for acquisitions, net of cash acquired	—	(1,900)
Net cash provided by (used in) investing activities	577	(5,261)
Cash flows from financing activities
Proceeds from promissory note	7,144	—
Proceeds from exercises of stock options and purchases under ESPP	28	445
Taxes paid on net share settlements of restricted stock units	(747)	(2,039)
Cash paid for acquisition holdback	(36)	(625)
Cash paid for contingent consideration liability	(856)	(934)
Cash paid for debt issuance costs	(38)	—
Other	(31)	(55)
Net cash provided by (used in) financing activities	5,464	(3,208)
Effect of foreign currency on cash, cash equivalents and restricted cash	(4)	4
Change in cash, cash equivalents and restricted cash	10,066	(21,313)
Cash, cash equivalents and restricted cash, beginning of period	19,126	31,935
Cash, cash equivalents and restricted cash, end of period	$29,192	$10,622

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$27,908	$9,904
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	1,148	582
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,192	$10,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Company Background and Overview

Leaf Group Ltd. (“Leaf Group” and, together with its consolidated subsidiaries, the “Company,” “our,” “we,” or “us”) is a Delaware corporation headquartered in Santa Monica, California. We are a diversified consumer internet company that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness and home, art and design.

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

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 are unaudited and have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of June 30, 2020, our results of operations for the three and six months ended June 30, 2020 and 2019, and our cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We continue to closely monitor the effects of the COVID-19 pandemic (the “Pandemic”), its spread and the resulting global implications and effects. To date, the Pandemic has been most challenging for our media business, which has seen a decline in revenues per visit, due to decreased marketing spending from affected customers, and for our The Other Art Fair business, as we have had to postpone or cancel seven art fairs to date, and may need to cancel the remaining eight art fairs for 2020. The overall economic climate attributable to the Pandemic has brought a reduction in revenues per visit as many advertisers are cancelling or delaying ad buys while assessing the likely impacts of the Pandemic on their businesses. At the same time, we have seen that the Pandemic has provided a boost to our Society6 and Saatchi Art businesses. As the Pandemic continues to surge in the United States and elsewhere, we cannot predict what ultimate impact the Pandemic will have on our operations, which depend on future developments, many of which are outside of our control, highly uncertain and cannot be predicted with confidence, including the duration of the Pandemic, new information which may emerge concerning the severity of the Pandemic, and the scope and duration of preventative and protective actions that federal, state and local governments or we may direct, all of which may result in an extended period of continued business impacts. We may also experience slowed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. For public companies, these amendments are effective for the fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of this standard.

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

Our revenue is principally derived from the following products and services:

Product Revenue

Marketplaces

Product revenue for Society6 Group includes e-commerce, wholesale, and shipping revenue. Product revenue for Saatchi Art Group includes ecommerce and shipping revenue for limited and open edition prints. We recognize Marketplaces product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Because we are the principal in a transaction and obtain control of the goods before they are transferred to the customer, we record product revenue at the gross amount. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Media

We generate Media product revenue from products sold on our online media properties.

Service Revenue

Marketplaces

Service revenue for Society6 Group includes revenue generated through involvement in direct media campaigns. Service revenue for Saatchi Art Group includes revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Saatchi Art Group service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We recognize fair-related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Product revenue
Marketplaces
Society6 Group	$34,582	$15,181	$50,352	$32,179
Saatchi Art Group	1,340	688	1,951	1,231
Total Marketplaces	35,922	15,869	52,303	33,410
Media	—	—	1	—
Total product revenue	35,922	15,869	52,304	33,410
Service revenue
Marketplaces
Society6 Group	83	22	306	22
Saatchi Art Group	2,642	3,298	4,779	6,595
Total Marketplaces	2,725	3,320	5,085	6,617
Media	12,321	16,600	26,444	29,800
Total service revenue	15,046	19,920	31,529	36,417
Total revenue	$50,968	$35,789	$83,833	$69,827

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts that are refundable. Deferred revenue includes payments received from sales of our products on Society6 and Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the six months ended June 30, 2020, we recognized $2.1 million of revenues that were included in the deferred revenue balance as of December 31, 2019.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computers and other related equipment	$11,727	$11,333
Purchased and internally developed software	37,255	34,008
Furniture and fixtures	1,514	1,514
Leasehold improvements	6,795	6,795
Machinery and related equipment	569	569
	57,860	54,219
Less accumulated depreciation	(43,991)	(40,422)
Property and equipment, net	$13,869	$13,797

Depreciation and software amortization expense, which includes no losses on disposal of property and equipment for the three and six months ended June 30, 2020 and less than $0.1 million for each of the three and six months ended June 30, 2019, is shown by classification below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Product costs	$537	$393	$1,059	$761
Service costs	1,102	944	2,149	1,880
Sales and marketing	10	6	19	13
Product development	14	12	27	23
General and administrative	172	412	335	889
Total depreciation	$1,835	$1,767	$3,589	$3,566

5. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

Balance at December 31, 2019	$19,465
Foreign currency impact	(57)
Dispositions	(200)
Balance at June 30, 2020	$19,208

We recorded a goodwill reduction in the Media reporting unit of $0.2 million in connection with the sale of content to Hearst Newspapers, a division of Hearst Communications, Inc. (“Hearst”) on April 24, 2020. Refer to Note 13 for additional information. We have two reporting units, Marketplaces and Media. Goodwill related to our Marketplaces reporting unit was $17.1 million as of June 30, 2020. Goodwill related to our Media reporting unit was $2.1 million and was recorded in connection with the acquisition of Well+Good in June 2018.

Intangible assets consisted of the following (in thousands):

	June 30, 2020
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(3,478)	$525
Artist relationships	12,216	(11,473)	743
Media content	86,164	(86,029)	135
Technology	6,204	(6,204)	—
Non-compete agreements	25	(25)	—
Trade names	18,239	(8,467)	9,772
	$126,851	$(115,676)	$11,175

	December 31, 2019
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(3,074)	$929
Artist relationships	12,230	(11,336)	894
Media content	91,491	(91,333)	158
Technology	6,204	(6,156)	48
Non-compete agreements	25	(25)	—
Trade names	18,276	(7,716)	10,560
	$132,229	$(119,640)	$12,589

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service costs	$11	$21	$24	$88
Sales and marketing	249	302	534	604
Product development	23	162	69	324
General and administrative	388	410	777	796
Total amortization	$671	$895	$1,404	$1,812

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued payroll and related items	$2,869	$3,841
Artist payables	6,892	5,640
Accrued product costs	2,763	1,678
Operating lease liabilities	3,021	2,772
Contingent liabilities	—	1,087
Other	6,142	6,273
Accrued expenses and other current liabilities	$21,687	$21,291

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million is payable to the seller annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at

$2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our condensed consolidated statement of operations. The fair value adjustment to the liability for the six months ended June 30, 2020 was not material. The May 2018, May 2019, and May 2020 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million, $1.2 million, and $1.2 million, respectively. The final installment has been paid and no further liability remains as of June 30, 2020.

7. Debt

Current and non-current debt consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Current debt
Credit facility	$4,000	$4,000
PPP loan	3,175	—
Total current debt	7,175	4,000
Non-current debt
PPP loan	3,969	—
Total non-current debt	3,969	—
Total debt	$11,144	$4,000

Credit Facility

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

On June 1, 2020, we entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with the Lender. The First Amendment amends the original loan and security agreement to, among other things, extend the maturity date, add a financial covenant and modify the borrowing formula. The First Amendment extends the maturity date of any borrowings under our credit facility from November 5, 2020 to May 5, 2021. In addition, the First Amendment adds a liquidity maintenance ratio financial covenant (the “Liquidity Ratio”). The Liquidity Ratio is a ratio of (a) (i) unrestricted cash and cash equivalents held by us in accounts at the Lender, plus (ii) an amount equal to the product of (A) our net trade accounts receivable, multiplied by (B) sixty percent (60%), to (b) (i) the outstanding principal balance of any borrowings under our credit facility, plus (ii) our accounts payable owing to artists selling works on our platforms (Society6 and Saatchi Art). We are required to maintain a Liquidity Ratio of at least 1.50 to 1.00. The First Amendment also provides for incremental borrowing flexibility for six months, with aggregate borrowing still capped at $10.0 million.

As of June 30, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $5.6 million as of June 30, 2020. We are in compliance with all restrictions and have met all debt payment obligations as of June 30, 2020.

Paycheck Protection Program Loan

On April 20, 2020, we entered into a Promissory Note (the “Promissory Note”) with Silicon Valley Bank and Silicon Valley Bank agreed to make available to us a loan in the amount of $7.1 million (the “PPP Loan”) under the Small Business Administration (the “SBA”) Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022 (the “Maturity Date”). No payments are due on the PPP Loan until November 20, 2020, although interest of 1.0% per annum will accrue during the deferment period. Beginning November 20, 2020, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. To obtain forgiveness, we would need to request forgiveness from Silicon Valley Bank, provide documentation in accordance with the SBA requirements and certify that the amounts we are requesting to be forgiven qualify under those requirements. We used the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan and intend to seek forgiveness at the appropriate time, however, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium.

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

As of June 30, 2020, we had $7.1 million of borrowings outstanding under the PPP Loan.

8. Leases

We adopted ASU 2016-02—Leases (Topic 842) as of January 1, 2019, using the new transition method issued under ASU 2018-11, which allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also allows an entity to elect not to recast its comparative periods in transition. In addition, we elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected to use the practical expedient related to short-term leases, allowing us to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less. As of June 30, 2020, short-term leases were not material. As of June 30, 2020, finance leases were not material and are therefore not included in the following disclosures.

Operating lease expense for the three months ended June 30, 2020 and 2019 was $1.0 million and $0.7 million, respectively. Operating lease expense for the six months ended June 30, 2020 and 2019 was $1.9 million and $1.3 million, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$991	$701	$1,995	$1,438

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$11,416	$12,645

Accrued expenses and other current liabilities	3,021	2,772
Operating lease liabilities	9,345	10,863
Total operating lease liabilities	$12,366	$13,635

Weighted average remaining lease term:
Operating leases	4 years	4 years

Weighted average discount rate:
Operating leases	9%	9%

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Operating
Leases
2020	$2,009
2021	3,949
2022	3,829
2023	3,495
2024	1,336
Thereafter	—
Total lease payments	$14,618
Less imputed interest	2,252
Total operating lease liabilities	$12,366

9. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of June 30, 2020, these leases have non-cancelable periods ending between February 2021 and July 2024. The lease for our Santa Monica office facility expires in July 2024.

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

10. Income Taxes

Income tax expense was less than $0.1 million for the three and six months ended June 30, 2020 and 2019.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and no interest or penalties were recognized in the three and six months ended June 30, 2020 or 2019. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three and six months ended June 30, 2020 or 2019, and we do not expect our uncertain tax position to change materially during the next twelve months.

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

11. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service costs	$366	$262	$737	$443
Sales and marketing	363	171	728	251
Product development	637	564	1,342	1,156
General and administrative	1,157	1,212	2,420	2,280
Total stock-based compensation	$2,523	$2,209	$5,227	$4,130

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2019	1,810
Options forfeited or cancelled	(33)
Outstanding at June 30, 2020	1,777

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2019	3,038
Granted	707
Vested	(826)
Forfeited	(128)
Unvested at June 30, 2020	2,791

12. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of June 30, 2020, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of June 30, 2020, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

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

Dispositions

Asset Sale to Hearst Newspapers

On April 24, 2020, we entered into an Asset Sale and Services Agreement (the “Agreement”) with Hearst, pursuant to which we sold a library of content carried on certain websites (the “Hearst Sites”) that had been hosted by us on behalf of Hearst (the “Hearst Content”) to Hearst for $9.5 million, of which $4.0 million was paid at signing. The balance of $5.5 million is payable upon completion of the migration of the Hearst Content to servers controlled by Hearst, subject to certain deductions tied to the achievement of key performance indicators related to the migration process. The migration is expected to be completed in the third quarter of 2020. In addition, the Agreement contemplates that, for a three-year initial term, we will provide certain content and web services in connection with the management of the Hearst Content, for which we will be paid certain fees for the content and web services provided and a revenue share based on the net revenue from the Hearst Sites.

Of the $4.0 million received for the sale as of June 30, 2020, we recorded a $3.8 million gain to other income, net, in the condensed consolidated statements of operations, net of a $0.2 million reduction of goodwill within the Media reporting unit. Disposition-related transaction costs were not material.

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Segment Revenue:
Marketplaces
Society6 Group	$34,665	$15,203	$50,658	$32,201
Saatchi Art Group	3,982	3,986	6,730	7,826
Total Marketplaces	38,647	19,189	57,388	40,027
Media	12,321	16,600	26,445	29,800
Total revenue	$50,968	$35,789	$83,833	$69,827

Segment Operating Expenses:
Marketplaces(1)	$34,990	$20,533	$55,523	$42,682
Media(1)	7,546	9,955	17,926	19,546
Add:
Strategic shared services and corporate overhead(2)(3)	6,330	7,237	13,659	15,164
Consolidated operating expenses	$48,866	$37,725	$87,108	$77,392

Segment Operating Contribution:
Marketplaces(4)	$3,657	$(1,344)	$1,865	$(2,655)
Media(4)	4,775	6,645	8,519	10,254
Deduct:
Strategic shared services and corporate overhead(2)(3)	(6,330)	(7,237)	(13,659)	(15,164)
Acquisition, disposition and realignment costs(5)	—	—	—	—
Adjusted EBITDA(6)	$2,102	$(1,936)	$(3,275)	$(7,565)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(6)	$2,102	$(1,936)	$(3,275)	$(7,565)
Add (deduct):
Interest income (expense), net	(97)	60	(163)	178
Other income, net	3,837	19	3,847	12
Depreciation and amortization(7)	(2,506)	(2,662)	(4,993)	(5,378)
Stock-based compensation(8)	(2,523)	(2,209)	(5,227)	(4,130)
Acquisition, disposition, realignment and contingent payment costs(9)	—	—	—	(90)
Income (loss) before income taxes(10)	$813	$(6,728)	$(9,811)	$(16,973)
(1)	Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses.

(2)	Strategic shared services include shared operating expenses that are not directly attributable to the operating segments, including: network operations center, marketing, business development, product development, creative, financial systems, quality assurance, software engineering, and information systems. Corporate overhead includes general and administrative support functions that are not directly attributable to the operating segments, including: executive, accounting, finance, human resources, legal, and facilities. Strategic shared services and corporate overhead excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)	Strategic shared services and corporate overhead includes $1.8 million and $2.0 million in strategic shared services costs for the three months ended June 30, 2020 and 2019, respectively, and $4.5 million and $5.2 million in corporate overhead for the three months ended June 30, 2020 and 2019, respectively. Strategic shared services and corporate overhead include $3.9 million and $4.1 million in strategic shared services for the six months ended June 30, 2020 and 2019, respectively, and $9.8 million and $11.1 million in corporate overhead for the six months ended June 30, 2020 and 2019, respectively.

(4)	Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(5)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, and (c) other payments attributable to acquisition, disposition or corporate realignment activities, excluding contingent payments to certain key employees/equity holders of acquired businesses.

(6)	Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

(7)	Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(8)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.

(9)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses and (d) other payments attributable to acquisition, disposition or corporate realignment activities.

(10)	For the three months ended June 30, 2020, we had $1.5 million in cost savings, which included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020) and compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), neither of which is expected to reoccur.

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Domestic	$45,327	$31,023	$74,713	$59,295
International	5,641	4,766	9,120	10,532
Total revenue	$50,968	$35,789	$83,833	$69,827

15. Fair Value

As of each of the periods ended June 30, 2020 and 2019, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The final installment has been paid and no further liability remains as of June 30, 2020. The fair value adjustment to the liability for the three and six months ended June 30, 2020 and 2019 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs. Of the $0.8 million held back as a result of the Well+Good acquisition, in May and June 2019 we paid a total of $0.6 million to the sellers, net of $0.2 million included as a working capital adjustment pursuant to the purchase agreement.

16. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$803	$(6,762)	$(9,873)	$(17,048)
Weighted average common shares outstanding—basic	26,722	25,907	26,572	25,755
Net income (loss) per share—basic	$0.03	$(0.26)	$(0.37)	$(0.66)
Weighted average common shares outstanding—diluted	26,722	25,907	26,572	25,755
Net income (loss) per share—diluted	$0.03	$(0.26)	$(0.37)	$(0.66)

For the three and six months ended June 30, 2020 and 2019, we excluded 4.4 million and 4.3 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

For the three months ended June 30, 2019, had we reported net income, 0.3 million common shares would have been included in the number of shares used to calculate earnings per share. For the six months ended June 30, 2020 and 2019, had we reported net income, less than 0.1 million and 0.6 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current financial results and our current expectations and projections about future events, including those related to the COVID-19 pandemic; our ability to execute our business plan to return to compliance with the continued listing criteria of the New York Stock Exchange (“NYSE”); and our ability to continue to comply with applicable listing standards within the available cure period; changes by the Small Business Administration (“SBA”) or other governmental authorities regarding the Coronavirus Aid, Relief and Economic Security Act of 2020, the SBA Paycheck Protection Program or related administrative matters and our ability to comply with the terms of the PPP Loan and the CARES Act, including to use the proceeds of the PPP Loan; and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-

looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2019 Annual Report, which was filed with the SEC on March 16, 2020, and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2019 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we currently expect.

Overview

Leaf Group is a diversified consumer internet company that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness and home, art and design.

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

Revenue

For the three months ended June 30, 2020 and 2019, we reported revenue of $51.0 million and $35.8 million, respectively, and for the six months ended June 30, 2020 and 2019, we reported revenue of $83.8 million and $69.8 million, respectively. For the three months ended June 30, 2020 and 2019, Marketplaces revenue accounted for 76% and 54% of our total revenue, respectively, and Media revenue accounted for 24% and 46% of our total revenue, respectively. For the six months ended June 30, 2020 and 2019, Marketplaces revenue accounted for 68% and 57% of our total revenue, respectively, and Media revenue accounted for 32% and 43% of our total revenue, respectively.

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

●	Impact on Portfolio of Businesses. Since our Quarterly Report on Form 10-Q for the first quarter of 2020 (“Q1 2020 10-Q”), we have seen the following further developments related to the Pandemic:
o	Society6 Group. Society6 Group continues to be the beneficiary of the various shelter-at-home regulations promulgated by international, federal, state and local governments as people working from home are looking for creative, reasonably priced items to spruce up their environments. We also anticipate that the change in purchasing behavior occasioned by the Pandemic will have an enduring impact on e-commerce after shelter-at-home has lifted, and consumers will continue to choose e-commerce over shopping at brick-and-mortar stores.
o	Saatchi Art Group. The Pandemic and actions taken to mitigate its spread have continued to cause cancellations or postponements of the live art fairs run by The Other Art Fair. We had seven art fairs scheduled for the first and second quarter of 2020, of which we have rescheduled three fairs and cancelled four fairs. We currently have one art fair scheduled for the third quarter and seven art fairs scheduled for the fourth quarter. There is a substantial risk that we will have to cancel or postpone most or all of our art fairs for the balance of the year. In an effort to support artists and customers, on April 8, 2020, we launched Online Studios, our new online fair for those artists who were selected to participate in the postponed art fairs. Online Studios has helped mitigate the effects of the postponements and cancellations of the live art fairs. While our Saatchi Art business experienced a decline in the first quarter, which we believe was attributable to the Pandemic, in the second quarter, Saatchi Art has seen substantial increases in the number of transactions resulting in increased revenue, which offset the impact of the postponed and cancelled live art fairs. We cannot predict whether the economic uncertainty caused by the Pandemic will cause customers to be generally more conservative with discretionary spending on luxury items and whether that will affect our Saatchi Art Group business.
o	Media Segment. The overall economic climate attributable to the Pandemic has brought a reduction in revenues per visit as many advertisers are cancelling or delaying ad buys while assessing the ongoing impacts of the Pandemic on their businesses. We continue to believe that our Media segment will experience volatility given the uncertain economic times brought on by the Pandemic. Due to the significant operating margin of our Media segment, a reduction in revenue from our Media segment has potentially significant adverse impacts on our cash position.
●	Supply Chain. Society6 Group is the only business in our portfolio that is exposed to potential supply chain risk. Society6 Group relies on a variety of manufacturing facilities for the production of its goods and it sources its raw materials from a variety of third parties. In the first and second quarter of 2020, we have seen limited supply chain disruptions as our manufacturers have taken various actions to ensure that they can continue to produce our goods. We do not, however, know if our manufacturers will be able to continue to ensure the production of our goods. In the second quarter, we worked closely with our key vendors to ensure that they have staffing plans in place to meet our anticipated needs for the next six months and we have also taken steps aimed at ensuring redundancy. We have also increased staffing and added additional equipment at our own Deny Designs manufacturing facility in Colorado.
●	Employees. Since March 12, 2020 virtually all of our employees throughout all of our domestic and international offices have been working from home. Our philosophy towards work has always favored flexible work environments so while this transition was significant, we already had many of the tools in place necessary to create effective working conditions outside of the office. With the use of Zoom, Slack and other tools we have not seen an appreciable loss of productivity resulting from our entire employee base working from home. Further on March 20, 2020 we temporarily closed our Deny Designs manufacturing facility outside of Denver, furloughing ten employees. Subsequently, we reopened the facility on April 21, 2020 and all ten employees returned to work on or before April 27, 2020. Since then, we have had no additional temporary closures or furloughs.
●	Cost Reduction Initiatives. As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in the immediate aftermath of the Pandemic, we took a variety of steps to reduce costs, including cuts in compensation for our executive team, our direct workforce and our Board of Directors and deferral of 2019 annual cash bonuses by the executive team. Given the performance of our businesses during the second quarter, we restored the salaries of our executive team, and our direct workforce to their pre-temporary salary reduction levels, effective with the payroll payable on June 30, 2020, and paid 2019 annual cash bonuses to the executive team. We also determined to recommence cash retainer compensation for our outside directors under our Outside Director Compensation Program, effective as of July 1, 2020. We continue to focus on expense management through limitations on hiring, promotions and raises. We also continue to assess and implement cost saving opportunities in such areas as marketing, technology, and facilities.
●	Other Impacts
o	NYSE Compliance. On April 10, 2020, the NYSE gave us notice that we are no longer in compliance with the NYSE continued listing standards due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million. Given that prior to the Pandemic, our market capitalization had not been below $50 million, we believe that the Pandemic, at least in part, contributed to the drop in market capitalization. On July 9, 2020, the NYSE provided notice to us that it accepted our plan to regain compliance with the NYSE’s continued listing standards. Please refer to the Current Report on Form 8-K filed with the SEC on July 15, 2020 for additional information.
o	Paycheck Protection Program Loan. On April 20, 2020, we entered into a Promissory Note (the “Promissory Note”) with Silicon Valley Bank and Silicon Valley Bank agreed to make available to the Company the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

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

Marketplaces Metrics

●	Number of transactions: We define transactions as the total number of Marketplaces transactions successfully completed by a customer during the applicable period, excluding certain transactions generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at art fairs, sponsorship fees and ticket sales.
●	Gross transaction value: We define gross transaction value as the total dollar value of Marketplaces transactions, excluding the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at art fairs, sponsorship fees and ticket sales. Gross transaction value is the total amount paid by the customer including the total product price inclusive of artist margin, shipping charges, and sales taxes, and is net of any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.

Media Metrics

●	Visits per Google Analytics: Visits per Google Analytics are defined as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, a break of access of at least 30 minutes constitutes a unique visit. Additionally, a visit is also considered to have ended at midnight or if a user arrives via one campaign, leaves, and then comes back via a different campaign.
●	Revenue per visit (“RPV”): We define RPV as Media revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Marketplaces Metrics(1)(2):
Number of Transactions	574,744	232,124	148%	847,941	529,369	60%
Gross Transaction Value (in thousands)	$50,833	$25,048	103%	$77,469	$52,185	48%
Media Metrics(2)(3):
Visits per Google Analytics (in thousands)	584,547	756,938	(23)%	1,237,655	1,458,073	(15)%
Revenue per Visit (RPV)	$21.08	$21.93	(4)%	$21.37	$20.44	5%
Pro forma Visits per Google Analytics (in thousands)(4)	538,566	594,114	(9)%	1,063,382	1,142,311	(7)%
Pro forma Revenue per Visit (RPV)(4)	$22.88	$27.94	(18)%	$24.87	$26.09	(5)%
(1)	Marketplaces Metrics excludes transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair, such as sales of stand space to artists at art fairs, sponsorship fees and ticket sales.
(2)	For a discussion of these period-to-period changes in the number of transactions, gross transaction value, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.
(3)	Media Metrics include visits and revenue generated by OnlyInYourState subsequent to its acquisition in February 2019. From April 25, 2020 onwards, Media Metrics exclude visits generated by certain domains no longer under our control as a result of the asset sale entered into with Hearst Newspapers, a division of Hearst Communications, Inc. (“Hearst”) on April 24, 2020 (the “Hearst Transaction”), as more fully described in Note 13 to the Condensed Consolidated Financial Statements.
(4)	Pro forma Visits and Pro forma Revenue per Visit exclude visits generated by certain domains no longer under our control as a result of the Hearst Transaction. The number of visits is derived from Google Analytics.

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

Service Revenue

Marketplaces

We generate Marketplaces service revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Marketplaces service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at art fairs and through sponsorship opportunities with third-party brands and advertisers. We recognize fair-related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in Marketplaces service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

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

Other Income, Net

Other income, net consists primarily of transaction gains and losses on foreign currency-denominated assets and liabilities and gains or losses on sales of businesses and other assets. We expect that these gains and losses will vary depending upon movements in underlying currency exchange rates and whether we dispose of any businesses and other assets.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$35,922	$15,869	$52,304	$33,410
Service revenue	15,046	19,920	31,529	36,417
Total revenue	50,968	35,789	83,833	69,827
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	26,550	12,010	38,999	25,828
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	7,825	8,981	16,802	16,893
Sales and marketing(1)(2)	7,435	7,488	15,105	15,126
Product development(1)(2)	4,241	5,110	9,761	10,679
General and administrative(1)(2)	7,173	8,112	15,257	16,652
Amortization of intangible assets	671	895	1,404	1,812
Total operating expenses	53,895	42,596	97,328	86,990
Loss from operations	(2,927)	(6,807)	(13,495)	(17,163)
Interest income	3	66	26	188
Interest expense	(100)	(6)	(189)	(10)
Other income, net	3,837	19	3,847	12
Loss before income taxes	813	(6,728)	(9,811)	(16,973)
Income tax expense	(10)	(34)	(62)	(75)
Net income (loss)	$803	$(6,762)	$(9,873)	$(17,048)

(1) Depreciation expense included in the above line items:
Product costs	$537	$393	$1,059	$761
Service costs	1,102	944	2,149	1,880
Sales and marketing	10	6	19	13
Product development	14	12	27	23
General and administrative	172	412	335	889
Total depreciation	$1,835	$1,767	$3,589	$3,566

(2) Stock-based compensation included in the above line items:
Service costs	$366	$262	$737	$443
Sales and marketing	363	171	728	251
Product development	637	564	1,342	1,156
General and administrative	1,157	1,212	2,420	2,280
Total stock-based compensation	$2,523	$2,209	$5,227	$4,130

As a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue	70.5%	44.3%	62.4%	47.8%
Service revenue	29.5%	55.7%	37.6%	52.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	52.1%	33.6%	46.5%	37.0%
Service costs (exclusive of amortization of intangible assets shown separately below)	15.4%	25.1%	20.0%	24.2%
Sales and marketing	14.6%	20.9%	18.0%	21.7%
Product development	8.3%	14.3%	11.7%	15.3%
General and administrative	14.1%	22.7%	18.3%	23.8%
Amortization of intangible assets	1.2%	2.5%	1.7%	2.7%
Total operating expenses	105.7%	119.1%	116.2%	124.7%
Loss from operations	(5.7)%	(19.0)%	(16.2)%	(24.7)%
Interest income	—%	0.1%	—%	0.4%
Interest expense	(0.2)%	—%	(0.2)%	—%
Other income, net	7.5%	0.1%	4.7%	—%
Loss before income taxes	1.6%	(18.8)%	(11.7)%	(24.3)%
Income tax expense	—%	(0.1)%	(0.1)%	(0.1)%
Net income (loss)	1.6%	(18.9)%	(11.8)%	(24.4)%

Segment results (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Segment Revenue:
Marketplaces
Society6 Group	$34,665	$15,203	128%	$50,658	$32,201	57%
Saatchi Art Group	3,982	3,986	(0)%	6,730	7,826	(14)%
Total Marketplaces	38,647	19,189	101%	57,388	40,027	43%
Media	12,321	16,600	(26)%	26,445	29,800	(11)%
Total revenue	$50,968	$35,789	42%	$83,833	$69,827	20%

Segment Operating Expenses:
Marketplaces(1)	$34,990	$20,533	70%	$55,523	$42,682	30%
Media(1)	7,546	9,955	(24)%	17,926	19,546	(8)%
Add:
Strategic shared services and corporate overhead(2)(3)	6,330	7,237	(13)%	13,659	15,164	(10)%
Consolidated operating expenses	$48,866	$37,725	30%	$87,108	$77,392	13%

Segment Operating Contribution:
Marketplaces(4)	$3,657	$(1,344)	372%	$1,865	$(2,655)	170%
Media(4)	4,775	6,645	(28)%	8,519	10,254	(17)%
Deduct:
Strategic shared services and corporate overhead(2)(3)	(6,330)	(7,237)	(13)%	(13,659)	(15,164)	(10)%
Acquisition, disposition and realignment costs(5)	—	—	-%	—	—	-%
Adjusted EBITDA(6)	$2,102	$(1,936)	209%	$(3,275)	$(7,565)	57%

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

(2)	Strategic shared services include shared operating expenses that are not directly attributable to the operating segments, including: network operations center, marketing, business development, product development, creative, financial systems, quality assurance, software engineering, and information systems. Corporate overhead includes general and administrative support functions that are not directly attributable to the operating segments, including: executive, accounting, finance, human resources, legal, and facilities. Strategic shared services and corporate overhead excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)	Strategic shared services and corporate overhead includes $1.8 million and $2.0 million in strategic shared services costs for the three months ended June 30, 2020 and 2019, respectively, and $4.5 million and $5.2 million in corporate overhead for the three months ended June 30, 2020 and 2019, respectively. Strategic shared services and corporate overhead include $3.9 million and $4.1 million in strategic shared services for the six months ended June 30, 2020 and 2019, respectively, and $9.8 million and $11.1 million in corporate overhead for the six months ended June 30, 2020 and 2019, respectively.

(4)	Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(5)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, and (c) other payments attributable to acquisition, disposition or corporate realignment activities, excluding contingent payments to certain key employees/equity holders of acquired businesses.

(6)	Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities. For the three months ended June 30, 2020, we had $1.5 million in cost savings, which included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020) and compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), neither of which is expected to reoccur.

See Note 14 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Non-GAAP Financial Measures” below for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Marketplaces Revenue

Marketplaces revenue increased by $19.4 million, or 101%, to $38.6 million for the three months ended June 30, 2020, as compared to $19.2 million for the same period in 2019. The increase was driven by a $19.5 million, or 128%, increase in Society6 Group revenue, while Saatchi Art Group revenue remained flat at $4.0 million year-over-year. The increase in Society6 Group revenue was primarily driven by a 138% increase in sales domestically and a 76% increase in sales internationally. Saatchi Art Group revenue remained flat with a 31% increase in Saatchi Art revenue, offset by the postponement or cancellation of all live art fairs scheduled for the three months ended June 30, 2020. Due to efforts to contain the Pandemic, no live art fairs occurred for the three months ended June 30, 2020, as compared to three live art fairs hosted for the same period in 2019, resulting in a decrease in revenue of $0.9 million, or 98%. For the three months ended June 30, 2020, Marketplaces gross transaction value was $50.8 million as compared to $25.0 million in the prior year period, reflecting an increase of 103%, driven by a 134% increase in gross transaction value from Society6 Group and a 50% increase in gross transaction value from Saatchi Art. The increase in Society6 Group gross transaction value was primarily driven by a 151% increase in the number of transactions, partially offset by a 7% decrease in Society6 Group average order value. The increase in Saatchi Art gross transaction value was primarily driven by a 76% increase in the number of transactions, partially offset by a 15% decrease in the average order value. Gross transaction value excludes the revenue from certain transactions generated by the art fairs, such as the sales of stand space to artists at fairs, sponsorship fees and ticket sales. The number of transactions increased 148% to 574,744 in the three months ended June 30, 2020 as compared to 232,124 in the same period in 2019, primarily due to increases in sales on Society6 Group.

Marketplaces revenue increased by $17.4 million, or 43%, to $57.4 million for the six months ended June 30, 2020, as compared to $40.0 million for the same period in 2019. The increase was driven by a $18.5 million, or 57%, increase in Society6 Group revenue, partially offset by a $1.1 million, or 14%, decrease in Saatchi Art Group revenue year-over-year. The increase in Society6 Group revenue was primarily driven by a 68% increase in sales domestically and an 11% increase in sales internationally. The decrease in Saatchi Art

Group revenue was primarily driven by the postponement or cancellation of all live art fairs scheduled for the six months ended June 30, 2020, partially offset by a 16% increase in Saatchi Art revenue. Due to efforts to contain the Pandemic, no live art fairs occurred for the six months ended June 30, 2020, as compared to six fairs hosted for the same period in 2019, resulting in a decrease in revenue of $2.0 million, or 99%. For the six months ended June 30, 2020, Marketplaces gross transaction value was $77.5 million as compared to $52.2 million in the prior year period, reflecting an increase of 48%, driven by a 61% increase in gross transaction value from Society6 Group and a 39% increase in gross transaction value from Saatchi Art. The increase in Society6 Group gross transaction value was primarily driven by a 62% increase in the number of transactions, partially offset by a 2% decrease in Society6 Group average order value. The increase in Saatchi Art gross transaction value was primarily driven by a 42% increase in the number of transactions and a 1% increase in the average order value. Gross transaction value excludes the revenue from certain transactions generated by the art fairs, such as the sales of stand space to artists at art fairs, sponsorship fees and ticket sales. The number of transactions increased 60% to 847,941 in the six months ended June 30, 2020 as compared to 529,369 in the same period in 2019, primarily due to increases in sales on Society6 Group.

Media Revenue

Media revenue decreased by $4.3 million, or 26%, to $12.3 million for the three months ended June 30, 2020, as compared to $16.6 million for the same period in 2019. This decrease was primarily attributable to a decrease in RPV and visits, partially offset by a 37% increase in revenue for OnlyInYourState. The decrease in RPV was primarily attributable to a pullback in ad spending as a result of the Pandemic. On an as reported basis, RPV, calculated using visits per Google Analytics, decreased by 4%, to $21.08, in the three months ended June 30, 2020 from $21.93 in the same period in 2019. As of April 25, 2020, we are no longer including visits to the sites migrated (or to be migrated) to Hearst in the Hearst Transaction. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, RPV, calculated using visits per Google Analytics, decreased by 18%, to $22.88, in the three months ended June 30, 2020 from $27.94 in the same period in 2019. The decrease in visits was primarily driven by a 68% decrease in visits resulting from the Hearst Transaction, and a decrease in Livestrong.com visits. On an as reported basis, Google Analytics data shows that visits decreased by 23% to 585 million visits in the three months ended June 30, 2020 from 757 million visits in the same period in 2019. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, Google Analytics data shows that visits decreased by 9% to 539 million visits in the three months ended June 30, 2020 from 594 million visits in the same period in 2019.

Media revenue decreased by $3.4 million, or 11%, to $26.4 million for the six months ended June 30, 2020, as compared to $29.8 million for the same period in 2019. This decrease was primarily attributable to a decrease in visits, partially offset by a 129% increase in revenue for OnlyInYourState, which we acquired in February 2019, and an increase in RPV. The decrease in visits was driven by the Hearst Transaction, and a decrease in Livestrong.com visits. On an as reported basis, Google Analytics data shows that visits decreased by 15% to 1,238 million visits in the six months ended June 30, 2020 from 1,458 million visits in the same period in 2019. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, Google Analytics data shows that visits decreased by 7% to 1,063 million visits in the six months ended June 30, 2020 from 1,142 million visits in the same period in 2019. On an as reported basis, RPV, calculated using visits per Google Analytics, increased by 5%, to $21.37, in the six months ended June 30, 2020 from $20.44 in the same period in 2019. As of April 25, 2020, we are no longer including visits to the sites migrated (or to be migrated) to Hearst in the Hearst Transaction. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, RPV, calculated using visits per Google Analytics, decreased by 5%, to $24.87 in the six months ended June 30, 2020 from $26.09 in the same period in 2019.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Product costs (exclusive of amortization of intangible assets)	$26,550	$12,010	121%	$38,999	$25,828	51%
Service costs (exclusive of amortization of intangible assets)	7,825	8,981	(13)%	16,802	16,893	(1)%
Sales and marketing	7,435	7,488	(1)%	15,105	15,126	—%
Product development	4,241	5,110	(17)%	9,761	10,679	(9)%
General and administrative	7,173	8,112	(12)%	15,257	16,652	(8)%
Amortization of intangible assets	671	895	(25)%	1,404	1,812	(23)%

Product Costs

Product costs for the three months ended June 30, 2020 increased by $14.6 million, or 121%, to $26.6 million, as compared to $12.0 million for the same period in 2019, primarily due to an increase in marketplace revenue.

Product costs for the six months ended June 30, 2020 increased by $13.2 million, or 51%, to $39.0 million, as compared to $25.8 million for the same period in 2019, primarily due to an increase in marketplace revenue.

Service Costs

Service costs for the three months ended June 30, 2020 decreased by $1.2 million, or 13%, to $7.8 million, as compared to $9.0 million for the same period in 2019. The decrease was primarily due to a decrease of $0.5 million related to content fees, $0.4 million in content renovation costs, and $0.3 million in cost of services.

Service costs for the six months ended June 30, 2020 decreased by $0.1 million, or 1%, to $16.8 million, as compared to $16.9 million for the same period in 2019. The decrease was primarily due to decreases of $0.5 million related to content renovation costs, and $0.4 million in cost of services, partially offset by increases of $0.3 related to content fees, $0.3 million in depreciation expense, and $0.3 million in personnel and related costs.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2020 decreased by $0.1 million, or 1%, to $7.4 million, as compared to $7.5 million for the same period in 2019. The decrease was primarily due to a decrease of $0.5 million in personnel and related costs and $0.2 million in travel and entertainment costs, partially offset by an increase of $0.6 million in marketing expenses.

Sales and marketing expenses for the six months ended June 30, 2020 remained flat at $15.1 million, as compared to $15.1 million for the same period in 2019, due to increases of $0.5 million in marketing expenses, offset by decreases of $0.5 million in personnel and related costs.

Product Development

Product development expenses for the three months ended June 30, 2020 decreased by $0.9 million, or 17%, to $4.2 million, as compared to $5.1 million for the same period in 2019. The decrease was primarily due to a decrease of $0.8 million in personnel and related costs and $0.1 million in travel and entertainment costs.

Product development expenses for the six months ended June 30, 2020 decreased by $0.9 million, or 9%, to $9.8 million, as compared to $10.7 million for the same period in 2019. The decrease was primarily due to decreases of $0.9 million in personnel and related costs and $0.2 million in travel and entertainment costs, partially offset by increases of $0.2 million in licensing and support costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020 decreased by $0.9 million, or 12%, to $7.2 million, as compared to $8.1 million in the same period in 2019. The decrease was primarily driven by a decrease of $0.2 million in legal fees, $0.2 million in depreciation expense, $0.2 million in board fees, $0.2 million in personnel and related costs, and $0.2 million in travel and entertainment costs, partially offset by an increase of $0.3 million in facilities costs.

General and administrative expenses for the six months ended June 30, 2020 decreased by $1.4 million, or 8%, to $15.3 million, as compared to $16.7 million in the same period in 2019. The decrease was primarily driven by decreases of $0.8 million associated with a potential proxy contest in 2019, $0.5 million in depreciation expense, $0.3 million in other legal fees, $0.3 million in consulting services, $0.3 million in travel and entertainment costs, $0.3 million in board fees, and $0.2 million in personnel and related costs, partially offset by increases of $0.8 million associated with strategic review costs, including fees of legal, financial and other advisors, and $0.6 million in facilities costs.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2020 decreased by $0.2 million, or 25%, to $0.7 million, as compared to $0.9 million in the same period in 2019. The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Amortization expense for the six months ended June 30, 2020 decreased by $0.4 million, or 23%, to $1.4 million, as compared to $1.8 million in the same period in 2019. The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Interest Income (Expense), Net

Interest expense for the three months ended June 30, 2020 was less than $0.1 million, as compared to interest income of $0.1 million in the same period in 2019.

Interest expense for the six months ended June 30, 2020 was $0.2 million, as compared to interest income of $0.2 million in the same period in 2019.

Other Income, Net

Other income for the three and six months ended June 30, 2020 was $3.8 million, as compared to other expense of less than $0.1 million in the same period in 2019. The increase in other income is attributable to a $3.8 million gain on the Hearst Transaction.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2020 and 2019 was less than $0.1 million.

Segment Results

Marketplaces Operating Expenses and Operating Contribution

Marketplaces operating expenses for the three months ended June 30, 2020 increased by $14.5 million, or 70%, to $35.0 million, as compared to $20.5 million in the same period in 2019. The increase was primarily due to an increase in marketplace revenue, with an increase of $14.1 million in cost of products and $1.0 million in marketing costs, partially offset by a decrease of $0.7 million in personnel and related costs. Marketplaces operating contribution was $3.7 million for the three months ended June 30, 2020, as compared to ($1.3) million in the same period in 2019.

Marketplaces operating expenses for the six months ended June 30, 2020 increased by $12.8 million, or 30%, to $55.5 million, as compared to $42.7 million in the same period in 2019. The increase was primarily due to increases in marketplace revenue, with increases of $12.4 million in cost of products and $1.2 million in marketing costs, partially offset by decreases of $0.9 million in personnel and related costs. Marketplaces operating contribution was $1.9 million for the six months ended June 30, 2020, as compared to ($2.7) million in the same period in 2019.

Media Operating Expenses and Operating Contribution

Media operating expenses for the three months ended June 30, 2020 decreased by $2.5 million, or 24%, to $7.5 million, as compared to $10.0 million in the same period in 2019. The decrease was primarily due to a decrease of $0.8 million in personnel and related costs, $0.5 million in content fees, $0.5 million in cost of sales, $0.4 million in marketing costs, $0.2 million in professional fees, and $0.2 million in travel and entertainment costs, partially offset by an increase of $0.3 million in facilities costs. Media operating contribution was $4.8 million for the three months ended June 30, 2020, as compared to $6.6 million in the same period in 2019.

Media operating expenses for the six months ended June 30, 2020 decreased by $1.6 million, or 8%, to $17.9 million, as compared to $19.5 million in the same period in 2019. The decrease was primarily due to decreases of $0.8 million in personnel and related costs, $0.6 million in marketing costs, $0.3 million in cost of sales, $0.2 million in professional fees, $0.2 million in office supplies and $0.1 million in travel and entertainment costs, partially offset by increases of $0.5 million in facilities and $0.3 million in consulting fees. Media operating contribution was $8.5 million for the six months ended June 30, 2020, as compared to $10.3 million in the same period in 2019.

Strategic Shared Services and Corporate Overhead

Strategic shared services and corporate overhead for the three months ended June 30, 2020 decreased by $0.9 million, or 13%, to $6.3 million, as compared to $7.2 million in the same period in 2019. The decrease was primarily due to a decrease of $0.5 million in personnel and related costs, $0.2 million in consulting fees, $0.2 million in travel and entertainment costs, and $0.1 million in legal fees.

Strategic shared services and corporate overhead for the six months ended June 30, 2020 decreased by $1.5 million, or 10%, to $13.7 million, as compared to $15.2 million in the same period in 2019. The decrease was primarily due to decreases of $0.8 million in personnel and related costs, $0.3 million in consulting fees, $0.3 million in travel and entertainment costs and $0.2 million in board fees. In addition, in 2019 we incurred $1.0 million associated with a potentially proxy contest. These savings were partially offset by increases of $1.0 million associated with strategic review and activist-related costs, including fees of legal, financial and other advisors.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)(1)	$803	$(6,762)	$(9,873)	$(17,048)
Add (deduct):
Income tax expense, net	10	34	62	75
Interest (income) expense, net	97	(60)	163	(178)
Other expense (income), net	(3,837)	(19)	(3,847)	(12)
Depreciation and amortization(2)	2,506	2,662	4,993	5,378
Stock-based compensation(3)	2,523	2,209	5,227	4,130
Acquisition, disposition, realignment and contingent payment costs(4)	—	—	—	90
Adjusted EBITDA	$2,102	$(1,936)	$(3,275)	$(7,565)
(1)	For the three months ended June 30, 2020, we had $1.5 million in cost savings, which included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020) and compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), neither of which is expected to reoccur.
(2)	Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.
(3)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.
(4)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses, and (d) other payments attributable to acquisition, disposition or corporate realignment activities.

Liquidity and Capital Resources

As of June 30, 2020, we had $27.9 million of cash and cash equivalents.

In February 2019, we acquired substantially all of the assets of Only In Your State, LLC for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In February 2020, we paid a total of $0.04 million to the sellers, net of $0.01 million related to post-closing indemnification obligations pursuant to the purchase agreement. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. In May and June 2019, we paid $0.6 million of the $0.8 million held back and $0.2 million was included as a working capital adjustment pursuant to the purchase agreement. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our condensed consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement based on fiscal year 2018 results. As of June 30, 2020, we have not accrued any expense for Well+Good deferred compensation based on the 2020 fiscal year period. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances. The May 2018, May 2019, and May 2020 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million, $1.2 million, and $1.2 million, respectively. The final installment has been paid and no further liability remains as of June 30, 2020.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the issuance of stock and the disposition of businesses and certain non-core media properties.

Credit Facility. We entered into a credit facility on November 7, 2019. The loan and security agreement is a 364-day senior secured working capital revolving line of credit with Silicon Valley Bank (the “Lender”). Our credit facility is asset-based and provides for a maximum amount up to the lesser of (i) $10.0 million, or (ii) 80% of eligible accounts receivable, as described in the loan and security agreement. Any borrowed amounts outstanding under our credit facility bear interest at a floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. We must also pay an unused line fee of 0.20% per annum based on maximum commitments less outstanding balances on the line of credit, payable monthly in arrears. The agreement is secured by substantially all of our assets, including intellectual property.

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

On June 1, 2020, we entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with the Lender. The First Amendment amends the original loan and security agreement to, among other things, extend the maturity date, add a financial covenant and modify the borrowing formula. The First Amendment extends the maturity date of any borrowings under our credit facility from November 5, 2020 to May 5, 2021. In addition, the First Amendment adds a liquidity maintenance ratio financial covenant (the “Liquidity Ratio”). The Liquidity Ratio is a ratio of (a) (i) unrestricted cash and cash equivalents held by us in accounts at the Lender, plus (ii) an amount equal to the product of (A) our net trade accounts receivable, multiplied by (B) sixty percent (60%), to (b) (i) the outstanding principal balance of any borrowings under our credit facility, plus (ii) our accounts payable owing to artists selling works on our platforms (Society6 and Saatchi Art). We are required to maintain a Liquidity Ratio of at least 1.50 to 1.00. The First Amendment also provides for incremental borrowing flexibility for six months, with aggregate borrowing still capped at $10.0 million.

As of June 30, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $5.6 million as of June 30, 2020. We are in compliance with all restrictions and have met all debt payment obligations as of June 30, 2020.

Paycheck Protection Program Loan. On April 20, 2020, we entered into the Promissory Note with Silicon Valley Bank and Silicon Valley Bank agreed to make available to us the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022 (the “Maturity Date”). No payments are due on the PPP Loan until November 20, 2020, although interest will accrue during the deferment period. Beginning November 20, 2020, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. To obtain forgiveness, we would need to request forgiveness from Silicon Valley Bank, provide documentation in accordance with the SBA requirements and certify that the amounts we are requesting to be forgiven qualify under those requirements. We used the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan and intend to seek forgiveness at the appropriate time, however, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium. The Promissory Note also provides for customary events of default, including, among others, events of default relating to failure to make payments, bankruptcy, breaches of representations, and material adverse effects. Additionally, the Promissory Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. We did not provide any collateral or personal guarantees for the PPP Loan, nor did we pay any facility charge to the government or to Silicon Valley Bank. Additionally, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness under our existing revolving credit facility.

Asset Sale to Hearst Newspapers. On April 24, 2020, we entered into an Asset Sale and Services Agreement (the “Agreement”) with Hearst pursuant to which we sold a library of content carried on certain websites (the “Hearst Sites”) that had been hosted by us on behalf of Hearst (the “Hearst Content”) to Hearst for $9.5 million, of which $4.0 million was paid at signing. The balance of $5.5 million is payable upon completion of the migration of the Hearst Content to servers controlled by Hearst, subject to certain deductions tied to the achievement of key performance indicators related to the migration process. The migration is expected to be completed in the third quarter of 2020. In addition, the Agreement contemplates that, for a three-year initial term, we will provide certain content and web services in connection with the management of the Hearst Content, for which we will be paid certain fees for the content and web services provided and a revenue share based on the net revenue from the Hearst Sites.

We believe that we may see a slowdown of cash inflows from operations due to the Pandemic and the disruption of our customers’ workforce. See Part II, Item 1A, “Risk Factors” below for further discussion of the possible impact of the Pandemic on our business and Part I, Item 1A, “Risk Factors” of our 2019 Annual Report for additional risk factors.

We anticipate that existing cash and cash equivalents, and forecasted operating cash flows will be sufficient to fund our operations for at least the next 12 months. However, in order to fund our operations, make potential acquisitions, pursue new business opportunities and invest in our existing businesses, platforms and technologies, we may need to raise additional funds by entering into an additional loan or credit facility, selling certain assets or issuing equity, equity-related or debt securities.

Since our inception, we have used cash and stock to make strategic acquisitions to grow our business, including the recent acquisitions of OnlyInYourState in February 2019 and Well+Good in June 2018. We have also generated cash by disposing of certain businesses. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased $4.9 million of our common stock. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of June 30, 2020, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors, including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Six months ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$4,029	$(12,848)
Net cash provided by (used in) investing activities	$577	$(5,261)
Net cash provided by (used in) financing activities	$5,464	$(3,208)

Cash Flows from Operating Activities

Six months ended June 30, 2020 and June 30, 2019

Net cash provided by our operating activities during the six months ended June 30, 2020 was $4.0 million as a result of our net loss during the period of $9.9 million, offset by an increase of $8.0 million in non-cash charges and an increase of $5.9 million related to our net working capital. The adjustments for non-cash charges were primarily related to increases in stock-based compensation, depreciation and amortization, partially offset by a decrease for the gain on the Hearst Transaction. The increase in working capital during the six months ended June 30, 2020 was primarily due to ordinary course variances in the timing of collections and payments and the accelerated growth of our Marketplaces business.

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

Cash Flows from Investing Activities

Six months ended June 30, 2020 and June 30, 2019

Net cash provided by investing activities was $0.6 million during the six months ended June 30, 2020. Cash provided by investing activities resulted from $4.0 million in proceeds received from the Hearst Transaction, partially offset by $3.4 million in cash used to purchase property and equipment.

Net cash used in investing activities was $5.3 million during the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2019 primarily related to $3.4 million related to investments in property and equipment and $1.9 million paid for the acquisition of OnlyInYourState. Additionally, in June 2018, as a result of the Well+Good acquisition, we held back $0.8 million to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. Of the $0.8 million held back as a result of the Well+Good acquisition, in May and June 2019 we paid $0.6 million to the seller, net of $0.2 million included as a working capital adjustment pursuant to the purchase agreement.

Cash Flows from Financing Activities

Six months ended June 30, 2020 and June 30, 2019

Net cash provided by financing activities was $5.5 million during the six months ended June 30, 2020. Cash provided by financing activities primarily resulted from $7.1 million received from the PPP Loan, partially offset by $0.9 million in cash used for deferred consideration paid related to the acquisition of Deny Designs and $0.7 million in cash used related to taxes paid on vesting of restricted stock units.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

Capital Expenditures

For the six months ended June 30, 2020 and 2019, we used $3.4 million in cash to fund capital expenditures to create internally developed software and purchase property and equipment.

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

Concentrations of Credit Risk

As of June 30, 2020, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	June 30, 2020	December 31, 2019
Google Inc.	18%	27%

Interest Rate Risk

We had cash and cash equivalents of $27.9 million as of June 30, 2020, primarily invested in money market mutual funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Any borrowings under our credit facility bear interest at floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. As of June 30, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. As of June 30, 2020, we had $7.1 million of borrowings outstanding under the PPP Loan. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.

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

Specific impacts on our portfolio of business include, but are not limited to:

●	Marketplaces Segment. The Pandemic has continued to cause cancellations or postponements of the live art fairs run by The Other Art Fair. We had seven art fairs scheduled for the first and second quarter of 2020, of which we have rescheduled three fairs and cancelled four fairs. We currently have one art fair scheduled for the third quarter and seven art fairs scheduled for the fourth quarter. There is a substantial risk that we will have to cancel or postpone most or all of our live art fairs for the balance of the year. In an effort to support artists and customers, on April 8, 2020 we launched Online Studios, our new online fair for those artists who were selected to participate in the postponed live art fairs. While we believe that the initial reception of Online Studios has been positive, we do not believe that Online Studios will generate revenue at the same levels as our live art fairs by The Other Art Fair.

●	Media Segment. The overall economic climate attributable to the Pandemic has brought a reduction in revenues per visit as many advertisers are cancelling or delaying ad buys while assessing the ongoing impacts of the Pandemic on their businesses. We continue to believe that our Media segment will experience volatility given the uncertain economic times brought on by the Pandemic. Due to the significant operating margin of our Media segment, a reduction in revenue from our Media segment has potentially significant adverse impacts on our cash position.

In addition, due to the financial risks presented by the Pandemic, we have implemented a variety of cost cutting initiatives and may need to implement additional cost cutting initiatives that may adversely affect our executive team, employees and business. We continually evaluate our cash position and seek to balance the competing needs of preserving cash in a highly uncertain economic environment while not depriving our businesses of the resources they need to grow. To date, these cost cutting measures have included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020), compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), termination of matching contributions for our United States employees in our 401K plan, a hiring freeze on all but critical hires, and limiting merit increases and promotions. We have also reduced expenses in marketing, technology, facilities, and travel. These measures may cause or result in disruption of our business, challenges in hiring critical employees and retaining key employees. Qualified individuals that are critical to the success of our current and future businesses, including engineers, developers and sales and marketing personnel, are in high demand, and we may encounter challenges retaining them if conditions related to the Pandemic persist. All of our officers and United States employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace generally and more so due to the Pandemic. In addition, increased volatility or under-performance in our stock price may also affect our ability to attract critical new employees and retain our existing key employees. Our executive officers and employees may be more inclined to leave us if the perceived value of equity awards, including restricted stock units and stock options, decline. If we lose the services of key personnel or do not hire (in the case of critical employees) or retain other qualified personnel for key positions, our business and results of operation could be adversely affected. If we are unable to mitigate these or other potential risks related to our cost cutting initiatives, it may disrupt our business or could have a material adverse effect on our financial condition and results of operations.

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

We submitted a plan to the NYSE setting forth the actions intended to be taken by us to return to conformity with Section 802.01B within 18 months of the date of the Notice. On July 9, 2020, the NYSE provided us with a notice that it accepted our plan to regain compliance with the NYSE’s continued listing standards. Since the NYSE accepted our plan, our common stock will continue to be listed and traded on the NYSE during the 18-month cure period, subject to our compliance with the plan and other continued listing standards. The NYSE will review the Company on a quarterly basis to confirm compliance with the plan. If we fail to comply with the plan or do not meet continued listing standards at the end of the 18-month cure period, we will be subject to the prompt initiation of NYSE suspension and delisting procedures. On April 21, 2020, the SEC published a notice of filing and immediate effectiveness of a rule change by the NYSE to toll the 18-month cure period from April 20, 2020 through and including June 30, 2020 (the “Toll Period”) due to the effects of the Pandemic. As a result of this temporary relief, our 18-month cure period will not run during the Toll Period and we will have more time to come into conformity with Section 802.10B.

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

We anticipate that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. It is possible, however, that we may not generate sufficient cash from operations or otherwise have the capital resources to meet our future capital needs, including to invest in areas for growth or to acquire complementary businesses. For example, due to the impacts on our business of the Pandemic, including those discussed in the risk factor titled “The global COVID-19 pandemic could harm our business, financial condition and results of operations,” we applied for and received the PPP Loan on April 20, 2020 for $7.1 million. While we initiated a variety of cost reduction initiatives, we sought and obtained the PPP Loan due to our belief that such funds were necessary to support payroll costs, rent and utilities in order to avoid more drastic measures, such as deep workforce reduction, that would have likely significantly impaired our financial viability. Despite the receipt of the PPP Loan, if we do not generate sufficient cash from operations or otherwise have sufficient capital resources available, we may need to draw down additional funds under our credit facility, enter into a new financing arrangement (to the extent one is available) or dispose of certain assets to execute on our current or future business strategies, including developing new or investing in existing lines of business, maintaining our operating infrastructure, acquiring complementary businesses, hiring additional personnel or otherwise responding to competitive pressures. There can be no assurances that additional financing arrangements will be available to us on favorable terms, or at all. Furthermore, if we are able to and we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Under our existing revolving credit facility, we are party to a loan and security agreement, which restricts our ability to incur additional indebtedness and to pay dividends and, in connection with our PPP Loan, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness. In addition, we are required to maintain an amount not less than 85% (the “Required Percentage”) of our global cash on account with the lender under the security and loan agreement, provided that such amount may fall below the Required Percentage for a period of time not to exceed 10 consecutive business days each calendar month (but in no event can the amount be less than 75% of our global cash). We are also required to maintain a Liquidity Ratio of at least 1.50 to 1.00. The Liquidity Ratio is a ratio of (a) (i) unrestricted cash and cash equivalents held by us in accounts at Silicon Valley Bank, plus (ii) an amount equal to the product of (A) our net trade accounts receivable, multiplied by (B) sixty percent (60%), to (b) (i) the outstanding principal balance of any borrowings under our credit facility, plus (ii) our accounts payable owing to artists selling works on our platforms

(Society6 and Saatchi Art). Further, the Promissory Note for our PPP Loan is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, which are continuing to evolve. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

We have debt outstanding under the PPP Loan, which is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, and we may be subject to an audit or enforcement action related to the PPP Loan.

On April 20, 2020, we entered into the Promissory Note with Silicon Valley Bank and Silicon Valley Bank agreed to make available to us the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. Additionally, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness under our existing revolving credit facility. We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022. No payments are due on the PPP Loan until November 20, 2020, although interest will accrue during the deferment period. Beginning November 20, 2020, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. To obtain forgiveness, we would need to request forgiveness from Silicon Valley Bank, provide documentation in accordance with the SBA requirements and certify that the amounts we are requesting to be forgiven qualify under those requirements. While we intend to use the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan and intend to seek forgiveness at the appropriate time, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part.

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

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. For example, in June 2020, we received notice from an investor group including Osmium Partners, PEAK6, Boyle Capital Opportunity Fund, Oak Investment Partners, Generation Partners, and Spectrum Equity (the “Investor Group”) of their concern with our business strategy and corporate governance. If activist stockholder activities, such as those by the Investor Group or other stockholders, continue or ensue, our business could be adversely affected, as responding to any proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three and six months ended June 30, 2020.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No	Description of Exhibit

2.1*	Asset Sale and Service Agreement, dated April 24, 2020, by and among Leaf Group Ltd. and Hearst Newspapers, a division of Hearst Communications, Inc. (filed herewith)
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
10.1

Promissory Note, dated as of April 20, 2020, by and among Leaf Group Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2020)

10.2

First Amendment to Loan and Security Agreement, dated as of June 1, 2020, by and among Leaf Group Ltd., Society6, LLC, Well+Good LLC, LS Media Holdings LLC, Deny Designs, LLC, Saatchi Online, Inc., Other Art Fairs, LLC, Leaf Group Services, LLC, Leaf OIYS, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2020)

31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith)

*Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF GROUP LTD.

By:	/s/ Sean Moriarty
Name:	Sean Moriarty
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Gephart
Name:	Brian Gephart
Title:	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: July 31, 2020