Form 10-Q
period 2020-09-30
LEAF GROUP LTD.
filed 2020-10-29
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, there were 27,390,064 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$33,038	$18,106
Accounts receivable, net	13,297	14,402
Prepaid expenses and other current assets	3,701	2,555
Total current assets	50,036	35,063
Property and equipment, net	14,333	13,797
Operating lease right-of-use assets	10,726	12,645
Intangible assets, net	11,312	12,589
Goodwill	19,244	19,465
Other assets	1,275	1,044
Total assets	$106,926	$94,603

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,627	$7,825
Accrued expenses and other current liabilities	24,462	21,291
Deferred revenue	5,308	2,464
Debt, current	8,407	4,000
Total current liabilities	47,804	35,580
Deferred tax liability	86	63
Operating lease liabilities	8,561	10,863
Debt, non-current	2,979	—
Other liabilities	182	287
Total liabilities	59,612	46,793
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 28,991 and 27,336 shares issued and outstanding at September 30, 2020 and 27,938 and 26,283 shares issued and outstanding at December 31, 2019	3	3
Additional paid-in capital	568,062	562,332
Treasury stock at cost, 1,655 shares at September 30, 2020 and December 31, 2019	(35,706)	(35,706)
Accumulated other comprehensive loss	(59)	(20)
Accumulated deficit	(484,986)	(478,799)
Total stockholders’ equity	47,314	47,810
Total liabilities and stockholders’ equity	$106,926	$94,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$45,135	$19,611	$97,439	$53,021
Service revenue	18,120	20,419	49,649	56,836
Total revenue	63,255	40,030	147,088	109,857
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	33,753	14,221	72,752	40,049
Service costs (exclusive of amortization of intangible assets shown separately below)	8,468	9,107	25,270	26,000
Sales and marketing	9,594	7,372	24,699	22,498
Product development	4,967	4,973	14,728	15,652
General and administrative	7,691	8,072	22,948	24,724
Amortization of intangible assets	518	807	1,922	2,619
Total operating expenses	64,991	44,552	162,319	131,542
Loss from operations	(1,736)	(4,522)	(15,231)	(21,685)
Interest income	1	44	27	232
Interest (expense)	(103)	(5)	(292)	(15)
Other income, net	5,537	(6)	9,384	6
Income (loss) before income taxes	3,699	(4,489)	(6,112)	(21,462)
Income tax benefit (expense)	(13)	4	(75)	(71)
Net income (loss)	$3,686	$(4,485)	$(6,187)	$(21,533)

Net income (loss) per share—basic and diluted
Basic	$0.14	$(0.17)	$(0.23)	$(0.83)
Diluted	$0.13	$(0.17)	$(0.23)	$(0.83)

Weighted average number of shares—basic and diluted
Basic	27,016	26,089	26,720	25,868
Diluted	27,954	26,089	26,720	25,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$3,686	$(4,485)	$(6,187)	$(21,533)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	28	(40)	(39)	(37)
Comprehensive income (loss)	$3,714	$(4,525)	$(6,226)	$(21,570)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Nine months ended September 30, 2020
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2019	26,283	$3	$562,332	$(35,706)	$(20)	$(478,799)	$47,810
Issuance of stock under employee stock awards and other, net	320	—	6	—	—	—	6
Tax withholdings related to vesting of share-based payments	—	—	(556)	—	—	—	(556)
Stock-based compensation expense	—	—	2,833	—	—	—	2,833
Foreign currency translation adjustment	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	(10,676)	(10,676)
Balance at March 31, 2020	26,603	$3	$564,615	$(35,706)	$(82)	$(489,475)	$39,355
Issuance of stock under employee stock awards and other, net	212	—	22	—	—	—	22
Tax withholdings related to vesting of share-based payments	—	—	(191)	—	—	—	(191)
Stock-based compensation expense	—	—	2,680	—	—	—	2,680
Foreign currency translation adjustment	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	803	803
Balance at June 30, 2020	26,815	$3	$567,126	$(35,706)	$(87)	$(488,672)	$42,664
Issuance of stock under employee stock awards and other, net	521	—	14	—	—	—	14
Tax withholdings related to vesting of share-based payments	—	—	(1,321)	—	—	—	(1,321)
Stock-based compensation expense	—	—	2,243	—	—	—	2,243
Foreign currency translation adjustment	—	—	—	—	28	—	28
Net income	—	—	—	—	—	3,686	3,686
Balance at September 30, 2020	27,336	$3	$568,062	$(35,706)	$(59)	$(484,986)	$47,314

	Nine months ended September 30, 2019
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2018	25,483	$3	$554,403	$(35,706)	$(52)	$(451,961)	$66,687
Issuance of stock under employee stock awards and other, net	319	—	270	—	—	—	270
Tax withholdings related to vesting of share-based payments	—	—	(1,322)	—	—	—	(1,322)
Stock-based compensation expense	—	—	2,045	—	—	—	2,045
Foreign currency translation adjustment	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(10,286)	(10,286)
Balance at March 31, 2019	25,802	$3	$555,396	$(35,706)	$(25)	$(462,247)	$57,421
Issuance of stock under employee stock awards and other, net	187	—	175	—	—	—	175
Tax withholdings related to vesting of share-based payments	—	—	(717)	—	—	—	(717)
Stock-based compensation expense	—	—	2,331	—	—	—	2,331
Foreign currency translation adjustment	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(6,762)	(6,762)
Balance at June 30, 2019	25,989	$3	$557,185	$(35,706)	$(49)	$(469,009)	$52,424
Issuance of stock under employee stock awards and other, net	161	—	281	—	—	—	281
Tax withholdings related to vesting of share-based payments	—	—	(364)	—	—	—	(364)
Stock-based compensation expense	—	—	2,562	—	—	—	2,562
Foreign currency translation adjustment	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	(4,485)	(4,485)
Balance at September 30, 2019	26,150	$3	$559,664	$(35,706)	$(89)	$(473,494)	$50,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,187)	$(21,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,273	7,740
Non-cash lease expense	2,073	1,386
Deferred income taxes	23	20
Stock-based compensation	7,262	6,590
Gain from sale of asset	(9,300)	—
Other	309	118
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	873	654
Prepaid expenses and other current assets	(1,182)	845
Other long-term assets	32	109
Operating lease ROU assets and liabilities	(2,146)	(1,695)
Accounts payable	1,802	2,034
Accrued expenses and other liabilities	3,284	(5,607)
Deferred revenue	2,844	594
Net cash provided by (used in) operating activities	6,960	(8,745)
Cash flows from investing activities
Purchases of property and equipment	(5,255)	(5,167)
Purchases of intangible assets	(163)	—
Proceeds from sale of assets	9,500	—
Cash paid for acquisitions, net of cash acquired	—	(1,900)
Net cash provided by (used in) investing activities	4,082	(7,067)
Cash flows from financing activities
Proceeds from promissory note	7,144	—
Proceeds from exercises of stock options and purchases under ESPP	42	726
Taxes paid on net share settlements of restricted stock units	(2,068)	(2,403)
Cash paid for acquisition holdback	(36)	(625)
Cash paid for contingent consideration liability	(856)	(934)
Cash paid for debt issuance costs	(38)	—
Other	(54)	(75)
Net cash provided by (used in) financing activities	4,134	(3,311)
Effect of foreign currency on cash, cash equivalents and restricted cash	20	(2)
Change in cash, cash equivalents and restricted cash	15,196	(19,125)
Cash, cash equivalents and restricted cash, beginning of period	19,126	31,935
Cash, cash equivalents and restricted cash, end of period	$34,322	$12,810

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$33,038	$11,790
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	1,148	884
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$34,322	$12,810

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

Prior to the third quarter of fiscal 2020, our two reportable segments, Marketplaces and Media, also represented our two reporting units for goodwill impairment testing. During the third quarter of fiscal 2020, our Chief Operating Decision Maker (“CODM”) realigned our operational structure into three reportable segments: Society6 Group, Saatchi Art Group, and Media Group. The reorganization consisted of separating our former Marketplaces segment into two separate segments, Society6 Group and Saatchi Art Group, with our Media segment remaining intact and renamed Media Group. The three reportable segments now represent our three reporting units, and also represent our three operating segments. We have recast all prior period amounts and segment information to conform to the way our CODM regularly reviews the segment performance.

Society6 Group

Through our Society6 Group segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of Society6.com (“Society6”) and our wholesale channel, Deny Designs (collectively, “Society6 Group”), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category.

Saatchi Art Group

Saatchi Art Group segment, inclusive of SaatchiArt.com (“Saatchi Art”) and its art fair event brand, The Other Art Fair, is a leading online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, Canada, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

Media Group

Our Media Group segment brands educate and entertain consumers across a wide variety of life topics, including the popular fitness and wellness and home and design verticals. In the fitness and wellness vertical, our leading brands include Well+Good and Livestrong.com, which aim to inspire people to lead healthier lives. In the home and design vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 60 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 and the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 are unaudited and have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of September 30, 2020, our results of operations for the three and nine months ended September 30, 2020 and 2019, and our cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We continue to closely monitor the effects of the COVID-19 pandemic (the “Pandemic”), its spread and the resulting global implications and effects. To date, the Pandemic has been most challenging for our media business due to decreased marketing spending from affected customers, and for our The Other Art Fair business, as we have postponed or cancelled all 14 art fairs originally scheduled for 2020. While the overall economic climate attributable to the Pandemic had brought a reduction in revenues per visit as many advertisers were cancelling or delaying ad buys while assessing the likely impacts of the Pandemic on their businesses, in the third quarter of 2020, revenues per visit has recovered and increased as compared to the same period in 2019. At the same time, we have seen that the Pandemic has provided a boost to our Society6 Group and Saatchi Art Group businesses. As the Pandemic continues to spread in the United States and elsewhere, we cannot predict what ultimate impact the Pandemic will have on our operations, which depend on future developments, many of which are outside of our control, highly uncertain and cannot be predicted with confidence, including the duration of the Pandemic, new information which may emerge concerning the severity of the Pandemic, the time it takes for an effective treatment and/or vaccine for COVID-19 to become widely available, and the scope and duration of preventative and protective actions that federal, state and local governments or we may direct, all of which may result in an extended period of continued business impacts. Due to the economic climate attributable to the Pandemic, we may also experience slowed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods.

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

Our revenue is principally derived from the following products and services:

Product Revenue

For Society6 Group and Saatchi Art Group, we recognize product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Because we are the principal in a transaction and obtain control of the goods before they are transferred to the customer, we record product revenue at the gross amount. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Society6 Group

Product revenue includes e-commerce, wholesale, and shipping revenue.

Saatchi Art Group

Product revenue includes e-commerce and shipping revenue for limited and open edition prints.

Media Group

For Media Group, product revenue includes revenue from products sold on our online media properties.

Service Revenue

Society6 Group

Service revenue includes revenue generated through involvement in direct media campaigns.

Saatchi Art Group

Service revenue includes revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Saatchi Art Group service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We recognize fair-related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Media Group

Advertising Revenue. We generate Media Group service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; sponsored content; or advertising links. Performance obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met based on a reconciliation of the performance criteria. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or partner-performance data in circumstances where that data is available.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Product revenue
Society6 Group	$43,618	$19,101	$93,970	$51,280
Saatchi Art Group	1,517	510	3,468	1,741
Media Group	—	—	1	—
Total product revenue	45,135	19,611	97,439	53,021
Service revenue
Society6 Group	13	104	319	126
Saatchi Art Group	3,151	3,612	7,930	10,207
Media Group	14,956	16,703	41,400	46,503
Total service revenue	18,120	20,419	49,649	56,836
Total revenue	$63,255	$40,030	$147,088	$109,857

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts that are refundable. Deferred revenue includes payments received from sales of our products on Society6 and

Deny Designs prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the nine months ended September 30, 2020, we recognized $2.2 million of revenues that were included in the deferred revenue balance as of December 31, 2019.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computers and other related equipment	$11,877	$11,333
Purchased and internally developed software	39,076	34,008
Furniture and fixtures	1,514	1,514
Leasehold improvements	6,795	6,795
Machinery and related equipment	782	569
	60,044	54,219
Less accumulated depreciation	(45,711)	(40,422)
Property and equipment, net	$14,333	$13,797

Depreciation and software amortization expense, which includes no losses on disposal of property and equipment for the three and nine months ended September 30, 2020 and less than $0.1 million for each of the three and nine months ended September 30, 2019, is shown by classification below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Product costs	$479	$401	$1,538	$1,162
Service costs	1,116	951	3,265	2,831
Sales and marketing	10	7	29	20
Product development	15	12	42	35
General and administrative	142	184	477	1,073
Total depreciation	$1,762	$1,555	$5,351	$5,121

5. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

	Society6 Group	Saatchi Art Group	Marketplaces	Media Group	Total

Balance at December 31, 2019	$—	$—	$17,140	$2,325	$19,465
Foreign currency impact	—	—	(21)	—	(21)
Dispositions	—	—	—	(200)	(200)
Reallocation among new reporting units	14,757	2,362	(17,119)	—	—
Balance at September 30, 2020	$14,757	$2,362	$—	$2,125	$19,244

As noted above in Note 1, we reorganized our segments in the third quarter of 2020, which resulted in dividing one of our reporting units, Marketplaces, into two, Society6 Group and Saatchi Art Group. We evaluate our reporting units when changes in our operating structure occur, and reassign goodwill using a relative fair value allocation approach. As of the third quarter of 2020, we have three reporting units, Society6 Group, Saatchi Art Group, and Media Group.

Goodwill of $2.3 million was recorded under the Media Group reporting unit in connection with the acquisition of Well+Good in June 2018. We recorded a goodwill reduction in the Media Group reporting unit of $0.2 million in connection with the sale of content to Hearst Newspapers, a division of Hearst Communications, Inc. (“Hearst”) on April 24, 2020. Refer to Note 13 for additional information.

Intangible assets consisted of the following (in thousands):

	September 30, 2020
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(3,548)	$455
Artist relationships	12,225	(11,507)	718
Media content	86,164	(86,039)	125
Technology	6,204	(6,204)	—
Non-compete agreements	25	(25)	—
Trade names	18,912	(8,898)	10,014
	$127,533	$(116,221)	$11,312

	December 31, 2019
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(3,074)	$929
Artist relationships	12,230	(11,336)	894
Media content	91,491	(91,333)	158
Technology	6,204	(6,156)	48
Non-compete agreements	25	(25)	—
Trade names	18,276	(7,716)	10,560
	$132,229	$(119,640)	$12,589

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service costs	$10	$17	$34	$105
Sales and marketing	116	288	650	892
Product development	—	104	69	428
General and administrative	392	398	1,169	1,194
Total amortization	$518	$807	$1,922	$2,619

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued payroll and related items	$4,422	$3,841
Artist payables	6,946	5,640
Accrued product costs	2,395	1,678
Operating lease liabilities	3,083	2,772
Contingent liabilities	—	1,087
Other	7,616	6,273
Accrued expenses and other current liabilities	$24,462	$21,291

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million was payable to the seller annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our condensed consolidated statement of operations. The fair value adjustment to the liability for the nine months ended September 30, 2020 was not material. The May 2018, May 2019, and May 2020 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million, $1.2 million, and $1.2 million, respectively. The final installment has been paid and no further liability remains as of September 30, 2020.

7. Debt

Current and non-current debt consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Current debt
Credit facility	$4,000	$4,000
PPP loan	4,366	—
Other	41	—
Total current debt	8,407	4,000
Non-current debt
PPP loan	2,778	—
Other	201	—
Total non-current debt	2,979	—
Total debt	$11,386	$4,000

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

As of September 30, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $7.4 million as of September 30, 2020. We are in compliance with all restrictions and have met all debt payment obligations as of September 30, 2020.

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

As of September 30, 2020, we had $7.1 million of borrowings outstanding under the PPP Loan.

8. Leases

We adopted ASU 2016-02—Leases (Topic 842) as of January 1, 2019, using the new transition method issued under ASU 2018-11, which allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also allows an entity to elect not to recast its comparative periods in transition. In addition, we elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected to use the practical expedient related to short-term leases, allowing us to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less. As of September 30, 2020, short-term leases were not material. As of September 30, 2020, finance leases were not material and are therefore not included in the following disclosures.

Operating lease expense for the three months ended September 30, 2020 and 2019 was $1.0 million and $0.8 million, respectively. Operating lease expense for the nine months ended September 30, 2020 and 2019 was $2.9 million and $2.1 million, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$998	$625	$2,993	$2,063

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$10,726	$12,645

Accrued expenses and other current liabilities	3,083	2,772
Operating lease liabilities	8,561	10,863
Total operating lease liabilities	$11,644	$13,635

Weighted average remaining lease term:
Operating leases	4 years	4 years

Weighted average discount rate:
Operating leases	9%	9%

Maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Operating
Leases
2020	$1,011
2021	3,949
2022	3,829
2023	3,496
2024	1,336
Thereafter	—
Total lease payments	$13,621
Less imputed interest	1,977
Total operating lease liabilities	$11,644

9. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of September 30, 2020, these leases have non-cancelable periods ending between February 2021 and July 2024. The lease for our Santa Monica office facility expires in July 2024.

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

10. Income Taxes

Income tax expense was less than $0.1 million for the three and nine months ended September 30, 2020 and 2019.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and no interest or penalties were recognized in the three and nine months ended September 30, 2020 or 2019. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three and nine months ended September 30, 2020 or 2019, and we do not expect our uncertain tax position to change materially during the next twelve months.

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

11. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service costs	$265	$315	$1,002	$758
Sales and marketing	300	269	1,028	520
Product development	658	635	2,000	1,791
General and administrative	812	1,241	3,232	3,521
Total stock-based compensation	$2,035	$2,460	$7,262	$6,590

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2019	1,810
Options exercised	(1)
Options forfeited or cancelled	(109)
Outstanding at September 30, 2020	1,700

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2019	3,038
Granted	1,238
Vested	(1,612)
Forfeited	(271)
Unvested at September 30, 2020	2,393

12. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of September 30, 2020, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of September 30, 2020, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

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

Dispositions

Asset Sale to Hearst Newspapers

On April 24, 2020, we entered into an Asset Sale and Services Agreement (the “Agreement”) with Hearst, pursuant to which we sold a library of content carried on certain websites (the “Hearst Sites”) that had been hosted by us on behalf of Hearst (the “Hearst Content”) to Hearst for $9.5 million, of which $4.0 million was paid at signing. The balance of $5.5 million was paid on August 21, 2020, upon completion of the migration of the Hearst Content to servers controlled by Hearst. In addition, the Agreement contemplates that, for a three-year initial term, we will provide certain content and web services in connection with the management of the Hearst Content, for which we will be paid certain fees for the content and web services provided and a revenue share based on the net revenue from the Hearst Sites.

Of the $9.5 million received for the sale as of September 30, 2020, we recorded a $9.3 million gain to other income, net, in the condensed consolidated statements of operations, net of a $0.2 million reduction of goodwill within the Media Group reporting unit. Disposition-related transaction costs were not material.

14. Business Segments

Prior to the third quarter of fiscal 2020, our two reportable segments, Marketplaces and Media, also represented our two reporting units for goodwill impairment testing. During the third quarter of fiscal 2020, our CODM realigned our operational structure into three reportable segments: Society6 Group, Saatchi Art Group, and Media Group. The reorganization consisted of separating our former Marketplaces segment into two separate segments, Society6 Group and Saatchi Art Group, with our Media segment remaining intact and renamed Media Group. The three reportable segments now represent our three reporting units, and also represent our three operating segments. We have recast all prior period amounts and segment information to conform to the way our CODM regularly reviews the segment performance.

Our Society6 Group segment consists of leading art and design marketplaces where large communities of artists can market and sell their original artwork or their original designs printed on a wide variety of products. Our Saatchi Art Group segment consists of a curated online art gallery, where a global community of artists exhibit and sell their original artwork directly to consumers and in-person at art fairs. Our Media Group segment consists of our leading owned and operated media properties that publish content, including videos, articles and other content formats, on various category-specific properties with distinct editorial voices, as well as other media properties focused on specific categories or interests that we either own and operate or host and operate for our partners.

Our CODM uses revenue and operating contribution to evaluate the profitability of our operating segments; all other financial information is reviewed by the CODM on a consolidated basis. Segment operating contribution reflects earnings before corporate and unallocated expenses and also excludes: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses. Our CODM does not evaluate our operating segments using asset information. We do not aggregate our operating segments. The majority of our principal operations and assets are located in the United States.

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Segment Revenue:
Society6 Group	$43,631	$19,205	$94,289	$51,406
Saatchi Art Group	4,668	4,122	11,398	11,948
Media Group	14,956	16,703	41,401	46,503
Total revenue	$63,255	$40,030	$147,088	$109,857

Segment Operating Expenses:
Society6 Group(1)	$39,862	$18,080	$87,013	$51,524
Saatchi Art Group(1)	4,761	4,432	13,133	13,670
Media Group(1)	8,833	10,039	26,759	29,585
Add:
Strategic shared services and corporate overhead(2)(3)	7,220	7,179	20,879	22,343
Consolidated operating expenses	$60,676	$39,730	$147,784	$117,122

Segment Operating Contribution:
Society6 Group(4)	$3,769	$1,125	$7,276	$(118)
Saatchi Art Group(4)	(93)	(310)	(1,735)	(1,722)
Media Group(4)	6,123	6,664	14,642	16,918
Deduct:
Strategic shared services and corporate overhead(2)(3)	(7,220)	(7,179)	(20,879)	(22,343)
Acquisition, disposition and realignment costs(5)	—	—	—	—
Adjusted EBITDA(6)	$2,579	$300	$(696)	$(7,265)

Reconciliation to consolidated pre-tax income (loss):
Adjusted EBITDA(6)	$2,579	$300	$(696)	$(7,265)
Add (deduct):
Interest income (expense), net	(102)	39	(265)	217
Other income, net	5,537	(6)	9,384	6
Depreciation and amortization(7)	(2,280)	(2,362)	(7,273)	(7,740)
Stock-based compensation(8)	(2,035)	(2,460)	(7,262)	(6,590)
Acquisition, disposition, realignment and contingent payment costs(9)	—	—	—	(90)
Income (loss) before income taxes(10)	$3,699	$(4,489)	$(6,112)	$(21,462)
(1)	Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses.

(2)	Strategic shared services include shared operating expenses that are not directly attributable to the operating segments, including: network operations center, marketing, business development, product development, creative, financial systems, quality assurance, software engineering, and information systems. Corporate overhead includes general and administrative support functions that are not directly attributable to the operating segments, including: executive, accounting, finance, human resources, legal, and facilities. Strategic shared services and corporate overhead excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)	Strategic shared services and corporate overhead includes $2.1 million and $2.0 million in strategic shared services costs for the three months ended September 30, 2020 and 2019, respectively, and $5.1 million and $5.2 million in corporate overhead for the three months ended September 30, 2020 and 2019, respectively. Strategic shared services and corporate overhead include $6.0 million and $6.1 million in strategic shared services for the nine months ended September 30, 2020 and 2019, respectively, and $14.9 million and $16.2 million in corporate overhead for the nine months ended September 30, 2020 and 2019, respectively.
(4)	Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(5)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, and (c) other payments attributable to acquisition, disposition or corporate realignment activities, excluding contingent payments to certain key employees/equity holders of acquired businesses.

(6)	Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

(7)	Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(8)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.

(9)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses and (d) other payments attributable to acquisition, disposition or corporate realignment activities.

(10)	For the nine months ended September 30, 2020, we had $1.5 million in cost savings, which included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020) and compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), neither of which is expected to reoccur.

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Domestic	$57,579	$35,041	$132,292	$94,336
International	5,676	4,989	14,796	15,521
Total revenue	$63,255	$40,030	$147,088	$109,857

15. Fair Value

As of each of the periods ended September 30, 2020 and 2019, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our condensed statement of operations. The final installment has been paid and no further liability remains as of September 30, 2020. The fair value adjustment to the liability for the nine months ended September 30, 2020 and 2019 was not material. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs. Of the $0.8 million held back as a result of the Well+Good acquisition, in May and June 2019 we paid a total of $0.6 million to the sellers, net of $0.2 million included as a working capital adjustment pursuant to the purchase agreement.

16. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$3,686	$(4,485)	$(6,187)	$(21,533)
Weighted average common shares outstanding—basic	27,016	26,089	26,720	25,868
Net income (loss) per share—basic	$0.14	$(0.17)	$(0.23)	$(0.83)
Weighted average common shares outstanding—diluted	27,954	26,089	26,720	25,868
Net income (loss) per share—diluted	$0.13	$(0.17)	$(0.23)	$(0.83)

For the three months ended September 30, 2020 and 2019, we excluded 2.5 million and 5.0 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive. For the nine months ended September 30, 2020 and 2019, we excluded 4.1 million and 5.0 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

For the three months ended September 30, 2019, had we reported net income, 0.1 million common shares would have been included in the number of shares used to calculate earnings per share. For the nine months ended September 30, 2020 and 2019, had we reported net income, 0.3 million and 0.4 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

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

Prior to the third quarter of fiscal 2020, our two reportable segments, Marketplaces and Media, also represented our two reporting units for goodwill impairment testing. During the third quarter of fiscal 2020, our Chief Operating Decision Maker (“CODM”) realigned our operational structure into three reportable segments: Society6 Group, Saatchi Art Group, and Media Group. The reorganization consisted of separating our former Marketplaces segment into two separate segments, Society6 Group and Saatchi Art Group, with our Media segment remaining intact and renamed Media Group. The three reportable segments now represent our three reporting units, and also represent our three operating segments. We have recast all prior period amounts and segment information to conform to the way our CODM regularly reviews the segment performance.

Society6 Group

Through our Society6 Group segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of Society6.com (“Society6”) and our wholesale channel, Deny Designs (collectively, “Society6 Group”), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Society6 Group segment primarily generates revenue from the sale of made-to-order products.

Saatchi Art Group

Saatchi Art Group segment, inclusive of SaatchiArt.com (“Saatchi Art”) and its art fair event brand, The Other Art Fair, is a leading online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia, Canada, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography. Saatchi Art Group segment primarily generates revenue through commissions on the final sale price of original works of art and from various sources relating to the hosting of in-person art fairs, including commissions from the sale of original art, fees paid by artists for stands and through sponsorship opportunities with third-party brands and advertisers.

Media Group

Our Media Group segment brands educate and entertain consumers across a wide variety of life topics, including the popular fitness and wellness and home and design verticals. In the fitness and wellness vertical, our leading brands include Well+Good and Livestrong.com, which aim to inspire people to lead healthier lives. In the home and design vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 60 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

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

Revenue

For the three months ended September 30, 2020 and 2019, we reported revenue of $63.3 million and $40.0 million, respectively, and for the nine months ended September 30, 2020 and 2019, we reported revenue of $147.1 million and $109.9 million, respectively. For the three months ended September 30, 2020 and 2019, Society6 Group revenue accounted for 69% and 48% of our total revenue, respectively, Saatchi Art Group revenue accounted for 7% and 10% of our total revenue, respectively, and Media Group revenue accounted for 24% and 42% of our total revenue, respectively. For the nine months ended September 30, 2020 and 2019, Society6 Group revenue accounted for 64% and 47% of our total revenue, respectively, Saatchi Art Group revenue accounted for 8% and 11% of our total revenue, respectively, and Media Group revenue accounted for 28% and 42% of our total revenue, respectively.

The revenue generated by our Society6 Group and Saatchi Art Group segments have higher costs associated with them as compared to our Media Group segment due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs.

Impacts of the COVID-19 Pandemic

Since mid-March we, together with companies across the globe, have been living with and responding to the rapidly changing health and economic conditions wrought by the spread of the COVID-19 pandemic (the “Pandemic”). The Pandemic has presented both challenges and opportunities on virtually every aspect of our business as discussed in detail below.

●	Impact on Portfolio of Businesses. Since our Quarterly Report on Form 10-Q for the second quarter of 2020 (“Q2 2020 10-Q”), we have seen the following further developments related to the Pandemic:
o	Society6 Group Segment. Society6 Group continues to be the beneficiary of the various shelter-at-home regulations promulgated by international, federal, state and local governments as people working from home are looking for creative, reasonably priced items to spruce up their environments. We also anticipate that the change in purchasing behavior occasioned by the Pandemic will have an enduring impact on e-commerce after shelter-at-home has lifted, and consumers will continue to choose e-commerce over shopping at brick-and-mortar stores.
o	Saatchi Art Group Segment. The Pandemic and actions taken to mitigate its spread have continued to cause cancellations or postponements of the live art fairs run by The Other Art Fair. We have postponed or cancelled all 14 art fairs originally scheduled for 2020. In an effort to support artists and customers, on April 8, 2020, we launched Online Studios, our new online fair for those artists who were selected to participate in the postponed art fairs. Online Studios has helped mitigate the effects of the postponements and cancellations of the live art fairs. While our Saatchi Art business experienced a decline in the first quarter, which we believe was attributable to the Pandemic, in the second and third quarters, Saatchi Art has seen substantial increases in the number of transactions resulting in increased revenue, which partially offset the impact of the postponed and cancelled live art fairs. We cannot predict whether the economic uncertainty caused by the Pandemic will cause customers to be generally more conservative with discretionary spending on luxury items and whether that will affect our Saatchi Art Group business.
o	Media Group Segment. The overall economic climate attributable to the Pandemic had initially brought a reduction in revenues per visit as many advertisers were cancelling or delaying ad buys while assessing the ongoing impacts of the Pandemic on their businesses. While we continue to believe that our Media Group segment will experience volatility given the uncertain economic times brought on by the Pandemic, we have seen recovery from the pullback in advertisers and improving trends in direct advertising sales and improvement in revenues per visit within the third quarter over the second quarter.
●	Supply Chain. Society6 Group is the only business in our portfolio that is exposed to potential supply chain risk. Society6 Group relies on a variety of manufacturing facilities for the production of its goods and it sources its raw materials from a variety of third parties. In 2020, we have seen limited supply chain disruptions as our manufacturers have taken various actions to ensure that they can continue to produce our goods. We do not, however, know if our manufacturers will be able to continue to ensure the production of our goods. In the second quarter, we worked closely with our key vendors to ensure that they have staffing plans in place to meet our anticipated needs for the next six months and we have also taken steps aimed at ensuring redundancy. We have also increased staffing and added additional equipment at our own Deny Designs manufacturing facility in Colorado. While Society6 Group has, to date, experienced limited disruptions arising from the Pandemic related to the shipping of its products, it is possible that the incremental shipping burdens placed on shipping carriers for the holiday season could delay delivery of our products. In addition, shipping carriers have identified that their cut-off dates for ordering products to be delivered by Christmas Day may be earlier than previous holiday seasons, which could adversely affect revenue for the fourth quarter and year ended December 31, 2020.
●	Employees. Since March 12, 2020 virtually all of our employees throughout all of our domestic and international offices have been working from home. Our philosophy towards work has always favored flexible work environments so while this transition was significant, we already had many of the tools in place necessary to create effective working conditions outside of the office. With the use of Zoom, Slack and other tools we have not seen an appreciable loss of productivity resulting from our entire employee base working from home. Further on March 20, 2020 we temporarily closed our Deny Designs manufacturing facility outside of Denver, furloughing ten employees. Subsequently, we reopened the facility on April 21, 2020 and all ten employees returned to work on or before April 27, 2020. Since then, we have had no additional temporary closures or furloughs.
●	Cost Reduction Initiatives. As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in the immediate aftermath of the Pandemic, we took a variety of steps to reduce costs, including cuts in compensation for our executive team, our direct workforce and our Board of Directors and deferral of 2019 annual cash bonuses by the executive team. Given the performance of our businesses during the second quarter, we restored the salaries of our executive team, and our direct workforce to their pre-temporary salary reduction levels, effective with the payroll payable on June 30, 2020, and paid 2019 annual cash bonuses to the executive team. We also determined to recommence cash retainer compensation for our outside directors under our Outside Director Compensation Program, effective as of July 1, 2020. We continue to focus on expense management through limitations on hiring, promotions and raises. We also continue to assess and implement cost saving opportunities in such areas as marketing, technology, and facilities.
●	Other Impacts
o	NYSE Compliance. On April 10, 2020, the NYSE gave us notice that we are no longer in compliance with the NYSE continued listing standards due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million. Given that prior to the Pandemic, our market capitalization had not been below $50 million, we believe that the Pandemic, at least in part, contributed to the drop in market capitalization. On July 9, 2020, the NYSE provided notice to us that it accepted our plan to regain compliance with the NYSE’s continued listing standards. Please refer to the Current Report on Form 8-K filed with the SEC on July 15, 2020 for additional information.
o	Paycheck Protection Program Loan. On April 20, 2020, we entered into a Promissory Note (the “Promissory Note”) with Silicon Valley Bank and Silicon Valley Bank agreed to make available to the Company the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

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

Society6 Group Metrics

●	Number of transactions: We define transactions as the total number of Society6 Group transactions successfully completed by a customer during the applicable period.
●	Gross transaction value: We define gross transaction value as the total dollar value of Society6 Group transactions. Gross transaction value is the total amount paid by the customer for a Society6 Group product, which consists of the following elements: the product price, inclusive of the commission payable to the artist, shipping charges, and sales taxes, less any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.

Saatchi Art Group Metrics

●	Number of transactions: We define transactions as the total number of Saatchi Art Group transactions successfully completed by a customer during the applicable period, excluding certain transactions generated by Saatchi Art’s The Other Art Fair, which include sales of stand space to artists at fairs, sponsorship fees and ticket sales.
●	Gross transaction value: We define gross transaction value as the total dollar value of Saatchi Art Group transactions, excluding the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, which include sales of stand space to artists at fairs, sponsorship fees and ticket sales. Gross transaction value is the total amount paid by the customer for a Saatchi Art Group product, which consists of the following elements: the product price, inclusive of the commission payable to the artist, shipping charges, and sales taxes, less any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.
●	Number of art fairs: We define the number of art fairs as in-person art fairs hosted by The Other Art Fair.

Media Group Metrics

●	Visits per Google Analytics: Visits per Google Analytics are defined as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, a break of access of at least 30 minutes constitutes a unique visit. Additionally, a visit is also considered to have ended at midnight or if a user arrives via one campaign, leaves, and then comes back via a different campaign.
●	Revenue per visit (“RPV”): We define RPV as Media Group revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Society6 Group Metrics(1):
Number of Transactions	681,400	309,656	120%	1,515,120	824,260	84%
Gross Transaction Value (in thousands)	$49,095	$22,192	121%	$108,134	$58,899	84%
Saatchi Art Group Metrics(1)(2):
Number of Transactions	8,541	6,834	25%	22,762	21,599	5%
Gross Transaction Value (in thousands)	$9,784	$7,149	37%	$28,214	$22,628	25%
Number of Art Fairs	—	3	(100)%	—	9	(100)%
Media Group Metrics(1)(3):
Visits per Google Analytics (in thousands)	461,471	736,608	(37)%	1,699,126	2,194,681	(23)%
Revenue per Visit (RPV)	$32.41	$22.68	43%	$24.37	$21.19	15%
Pro forma Visits per Google Analytics (in thousands)(4)	461,471	589,789	(22)%	1,524,853	1,732,100	(12)%
Pro forma Revenue per Visit (RPV)(4)	$32.41	$28.32	14%	$27.15	$26.85	1%
(1)	For a discussion of these period-to-period changes in the number of transactions, gross transaction value, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.
(2)	Saatchi Art Group Metrics excludes transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair, which include sales of stand space to artists at art fairs, sponsorship fees and ticket sales.
(3)	Media Group Metrics include visits and revenue generated by OnlyInYourState subsequent to its acquisition in February 2019. From April 25, 2020 onwards, Media Group Metrics exclude visits generated by certain domains no longer under our control as a result of the asset sale entered into with Hearst Newspapers, a division of Hearst Communications, Inc. (“Hearst”) on April 24, 2020 (the “Hearst Transaction”), as more fully described in Note 13 to the Condensed Consolidated Financial Statements.
(4)	Pro forma Visits and Pro forma Revenue per Visit exclude visits generated by certain domains no longer under our control as a result of the Hearst Transaction. The number of visits is derived from Google Analytics.

Basis of Presentation

Revenue

Our revenue is primarily derived from products and services sold through our home, art and design marketplaces and from sales of advertising. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Our revenue is principally derived from the following products and services:

Product Revenue

For Society6 Group and Saatchi Art Group, we recognize product revenue from sales of products when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. In determining the amount of consideration we expect to be entitled to, we take into account sales allowances, estimated returns based on historical experience and any incentive offers provided to customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. Because we are the principal in a transaction and obtain control of the goods before they are transferred to the customer, we record product revenue at the gross amount. Value-added taxes (“VAT”), sales tax and other taxes are not included in product revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Society6 Group

Product revenue includes e-commerce, wholesale, and shipping revenue.

Saatchi Art Group

Product revenue includes e-commerce and shipping revenue for limited and open edition prints.

Media Group

For Media Group, product revenue includes revenue from products sold on our online media properties.

Service Revenue

Society6 Group

Service revenue includes revenue generated through involvement in direct media campaigns.

Saatchi Art Group

Service revenue includes revenue from commissions we receive from facilitating the sale of original art by artists to customers through Saatchi Art. We also generate Saatchi Art Group service revenue from various sources relating to Saatchi Art’s The Other Art Fair, including commissions from the sale of original art, fees paid by artists for stands at fairs and through sponsorship opportunities with third-party brands and advertisers. We recognize fair-related service revenue upon completion of each fair. We recognize service revenue arising from the sale of original art net of amounts paid to the artist because we are not the principal in the transaction and we do not obtain control over the original art. Revenue is recognized when we transfer control of the promised service, which is after the original art has been delivered and the return period has expired. We provide incentive offers to Saatchi Art customers to encourage purchases, including percentage discounts off current purchases, free shipping and other promotional offers. VAT, sales tax and other taxes are not included in service revenue because we are a pass-through conduit for collecting and remitting any such taxes.

Media Group

Advertising Revenue. We generate Media Group service revenue primarily from advertisements displayed on our online media properties and on certain webpages of our partners’ media properties that are hosted by our content services. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; performance-based cost-per-click advertising, in which an advertiser pays only when a visitor clicks on an advertisement; sponsored content; or advertising links. Performance obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met based on a reconciliation of the performance criteria. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or partner-performance data in circumstances where that data is available.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$45,135	$19,611	$97,439	$53,021
Service revenue	18,120	20,419	49,649	56,836
Total revenue	63,255	40,030	147,088	109,857
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	33,753	14,221	72,752	40,049
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	8,468	9,107	25,270	26,000
Sales and marketing(1)(2)	9,594	7,372	24,699	22,498
Product development(1)(2)	4,967	4,973	14,728	15,652
General and administrative(1)(2)	7,691	8,072	22,948	24,724
Amortization of intangible assets	518	807	1,922	2,619
Total operating expenses	64,991	44,552	162,319	131,542
Loss from operations	(1,736)	(4,522)	(15,231)	(21,685)
Interest income	1	44	27	232
Interest expense	(103)	(5)	(292)	(15)
Other income, net	5,537	(6)	9,384	6
Loss before income taxes	3,699	(4,489)	(6,112)	(21,462)
Income tax benefit (expense)	(13)	4	(75)	(71)
Net income (loss)	$3,686	$(4,485)	$(6,187)	$(21,533)

(1) Depreciation expense included in the above line items:
Product costs	$479	$401	$1,538	$1,162
Service costs	1,116	951	3,265	2,831
Sales and marketing	10	7	29	20
Product development	15	12	42	35
General and administrative	142	184	477	1,073
Total depreciation	$1,762	$1,555	$5,351	$5,121

(2) Stock-based compensation included in the above line items:
Service costs	$265	$315	$1,002	$758
Sales and marketing	300	269	1,028	520
Product development	658	635	2,000	1,791
General and administrative	812	1,241	3,232	3,521
Total stock-based compensation	$2,035	$2,460	$7,262	$6,590

As a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	71.4%	49.0%	66.2%	48.3%
Service revenue	28.6%	51.0%	33.8%	51.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	53.4%	35.5%	49.5%	36.5%
Service costs (exclusive of amortization of intangible assets shown separately below)	13.4%	22.8%	17.2%	23.7%
Sales and marketing	15.2%	18.4%	16.8%	20.5%
Product development	7.9%	12.4%	10.0%	14.2%
General and administrative	12.1%	20.2%	15.6%	22.5%
Amortization of intangible assets	0.7%	2.0%	1.4%	2.5%
Total operating expenses	102.7%	111.3%	110.5%	119.8%
Loss from operations	(2.7)%	(11.3)%	(10.5)%	(19.8)%
Interest income	—%	—%	—%	0.3%
Interest expense	(0.2)%	—%	(0.2)%	—%
Other income, net	8.7%	—%	6.5%	—%
Loss before income taxes	5.8%	(11.2)%	(4.2)%	(19.5)%
Income tax benefit (expense)	—%	—%	(0.1)%	(0.1)%
Net income (loss)	5.8%	(11.2)%	(4.2)%	(19.6)%

Segment results (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Segment Revenue:
Society6 Group	$43,631	$19,205	127%	$94,289	$51,406	83%
Saatchi Art Group	4,668	4,122	13%	11,398	11,948	(5)%
Media Group	14,956	16,703	(10)%	41,401	46,503	(11)%
Total revenue	$63,255	$40,030	58%	$147,088	$109,857	34%

Segment Operating Expenses:
Society6 Group(1)	$39,862	$18,080	120%	$87,013	$51,524	69%
Saatchi Art Group(1)	4,761	4,432	7%	13,133	13,670	(4)%
Media Group(1)	8,833	10,039	(12)%	26,759	29,585	(10)%
Add:
Strategic shared services and corporate overhead(2)(3)	7,220	7,179	1%	20,879	22,343	(7)%
Consolidated operating expenses	$60,676	$39,730	53%	$147,784	$117,122	26%

Segment Operating Contribution:
Society6 Group(4)	$3,769	$1,125	235%	$7,276	$(118)	6,266%
Saatchi Art Group(4)	(93)	(310)	70%	(1,735)	(1,722)	(1)%
Media Group(4)	6,123	6,664	(8)%	14,642	16,918	(13)%
Deduct:
Strategic shared services and corporate overhead(2)(3)	(7,220)	(7,179)	(1)%	(20,879)	(22,343)	7%
Acquisition, disposition and realignment costs(5)	—	—	-%	—	—	-%
Adjusted EBITDA(6)	$2,579	$300	760%	$(696)	$(7,265)	90%

(1)	Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses.

(2)	Strategic shared services include shared operating expenses that are not directly attributable to the operating segments, including: network operations center, marketing, business development, product development, creative, financial systems, quality assurance, software engineering, and information systems. Corporate overhead includes general and administrative support functions that are not directly attributable to the operating segments, including: executive, accounting, finance, human resources, legal, and facilities. Strategic shared services and corporate overhead excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)	Strategic shared services and corporate overhead includes $2.1 million and $2.0 million in strategic shared services costs for the three months ended September 30, 2020 and 2019, respectively, and $5.1 million and $5.2 million in corporate overhead for the three months ended September 30, 2020 and 2019, respectively. Strategic shared services and corporate overhead include $6.0 million and $6.1 million in strategic shared services for the nine months ended September 30, 2020 and 2019, respectively, and $14.9 million and $16.2 million in corporate overhead for the nine months ended September 30, 2020 and 2019, respectively.

(4)	Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(5)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, and (c) other payments attributable to acquisition, disposition or corporate realignment activities, excluding contingent payments to certain key employees/equity holders of acquired businesses.

(6)	Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities. For the nine months ended September 30, 2020, we had $1.5 million in cost savings, which included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020) and compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), neither of which is expected to reoccur.

See Note 14 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Non-GAAP Financial Measures” below for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Society6 Group Revenue

Society6 Group revenue increased by $24.4 million, or 127%, to $43.6 million for the three months ended September 30, 2020, as compared to $19.2 million for the same period in 2019. The increase in revenue was primarily driven by a 140% increase in direct-to-consumer (“D2C”) sales, with a 155% increase domestically and a 60% increase internationally, and a 52% increase in business-to-business (“B2B”) sales. For the three months ended September 30, 2020, Society6 Group gross transaction value was $49.1 million as compared to $22.2 million in the prior year period, reflecting an increase of 121%. The increase in gross transaction value was primarily driven by a 133% increase in D2C gross transaction value, with a 149% increase domestically and a 56% increase internationally, and a 48% increase in B2B gross transaction value. The increase was further affected by a 120% increase in the number of transactions and a 1% increase in average order value. The number of transactions increased 120% to 681,400 in the three months ended September 30, 2020 as compared to 309,656 in the same period in 2019. The increase was primarily driven by a 124% increase in D2C transactions, with a 139% increase domestically and a 45% increase internationally, and a 97% increase in B2B transactions.

Society6 Group revenue increased by $42.9 million, or 83%, to $94.3 million for the nine months ended September 30, 2020, as compared to $51.4 million for the same period in 2019. The increase in revenue was primarily driven by a 92% increase in D2C sales, with a 108% increase domestically and a 27% increase internationally, and a 31% increase in B2B sales. For the nine months ended September 30, 2020, Society6 Group gross transaction value was $108.1 million as compared to $58.9 million in the prior year period, reflecting an increase of 84%. The increase in gross transaction value was primarily driven by a 92% increase in D2C gross transaction value, with a 108% increase domestically and a 27% increase internationally, and a 31% increase in B2B gross transaction value. The increase was further affected by an 84% increase in the number of transactions while average order value remained flat. The number of transactions increased 84% to 1.5 million in the nine months ended September 30, 2020 as compared to 0.8 million in the same period in 2019. The increase was primarily driven by an 82% increase in D2C transactions, with a 97% increase domestically and a 17% increase internationally, and a 92% increase in B2B transactions.

Saatchi Art Group Revenue

Saatchi Art Group revenue increased by $0.5 million, or 13%, to $4.7 million for the three months ended September 30, 2020, as compared to $4.1 million for the same period in 2019. The increase in revenue was primarily driven by a 68% increase in Saatchi Art revenue, partially offset by an 85% decrease in The Other Art Fair revenue. Due to efforts to contain the Pandemic, no live art fairs occurred for the three months ended September 30, 2020, as compared to three live art fairs hosted for the same period in 2019, resulting in a decrease in The Other Art Fair revenue of $1.5 million, or 100%, partially offset by an increase of $0.2 million related to online sponsorship revenue. For the three months ended September 30, 2020, Saatchi Art Group gross transaction value was $9.8 million as compared to $7.1 million for the same period in 2019, reflecting an increase of 37%. The increase in Saatchi Art Group gross transaction value was primarily driven by a 25% increase in the number of transactions and a 10% increase in the average order value. Gross transaction value excludes the revenue from certain transactions generated by the art fairs, which include the sales of stand space to artists at art fairs, sponsorship fees and ticket sales. The number of transactions increased 25% to 8,541 in the three months ended September 30, 2020 as compared to 6,834 in the same period in 2019, primarily due to increases in Saatchi Art transactions.

Saatchi Art Group revenue decreased by $0.6 million, or 5%, to $11.4 million for the nine months ended September 30, 2020, as compared to $12.0 million for the same period in 2019. The decrease in Saatchi Art Group revenue was primarily driven by a 93% decrease in The Other Art Fair revenue, partially offset by a 32% increase in Saatchi Art revenue. Due to efforts to contain the Pandemic, no live art fairs occurred for the nine months ended September 30, 2020, as compared to nine fairs hosted for the same period in 2019, resulting in a decrease in The Other Art Fair revenue of $3.5 million, or 100%, partially offset by an increase of $0.2 million related to online sponsorship revenue. For the nine months ended September 30, 2020, Saatchi Art Group gross transaction value was $28.2 million as compared to $22.6 million in the prior year period, reflecting an increase of 25%. The increase in Saatchi Art Group gross transaction value was primarily driven by a 5% increase in the number of transactions and an 18% increase in the average order value. Gross transaction value excludes the revenue from certain transactions generated by the art fairs, which include the sales of stand space to artists at art fairs, sponsorship fees and ticket sales. The number of transactions increased 5% to 22,762 in the nine months ended September 30, 2020 as compared to 21,599 in the same period in 2019, primarily due to increases in Saatchi Art transactions.

Media Group Revenue

Media Group revenue decreased by $1.7 million, or 10%, to $15.0 million for the three months ended September 30, 2020, as compared to $16.7 million for the same period in 2019. The decline in revenue was primarily attributable to the Hearst Transaction, and decreased revenue in Livestrong.com and Well+Good, partially offset by increased revenue in OnlyInYourState. The decline in revenue was primarily attributable to a decrease in visits, partially offset by an increase in RPV. The decrease in visits was primarily driven by the Hearst Transaction, and a decrease in Livestrong.com visits, partially offset by growth in Well+Good and OnlyInYourState visits. On an as reported basis, RPV, calculated using visits per Google Analytics, increased by 43%, to $32.41 in the three months ended September 30, 2020 from $22.68 in the same period in 2019. This increase was primarily attributable to an increase in RPV across all sites, excluding Well+Good. As of April 25, 2020, we are no longer including visits to the sites migrated to Hearst in the Hearst Transaction. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, RPV, calculated using visits per Google Analytics, increased by 14%, to $32.41, in the three months ended September 30, 2020 from $28.32 in the same period in 2019. On an as reported basis, Google Analytics data shows that visits decreased by 37% to 461 million visits in the three months ended September 30, 2020 from 737 million visits in the same period in 2019. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, Google Analytics data shows that visits decreased by 22% to 461 million visits in the three months ended September 30, 2020 from 590 million visits in the same period in 2019.

Media Group revenue decreased by $5.1 million, or 11%, to $41.4 million for the nine months ended September 30, 2020, as compared to $46.5 million for the same period in 2019. The decline in revenue was primarily attributable to the Hearst Transaction, and decreases in Livestrong.com revenue, partially offset by increases in OnlyInYourState revenue, which we acquired in February 2019. The decline in revenue was primarily attributable to a decrease in visits, partially offset by an increase in RPV. The decrease in visits was primarily driven by the Hearst Transaction, and a decrease in Livestrong.com visits, partially offset by growth in Well+Good and OnlyInYourState. On an as reported basis, Google Analytics data shows that visits decreased by 23% to 1,699 million visits in the nine months ended September 30, 2020 from 2,195 million visits in the same period in 2019. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, Google Analytics data shows that visits decreased by 12% to 1,525 million visits in the nine months ended September 30, 2020 from 1,732 million visits in the same period in 2019. On an as reported basis, RPV, calculated using visits per Google Analytics, increased by 15%, to $24.37, in the nine months ended September 30, 2020 from $21.19 in the same period in 2019. This increase was primarily attributable to an increase in OnlyInYourState RPV, partially offset by a decrease in Livestrong.com RPV. As of April 25, 2020, we are no longer including visits to the sites migrated to Hearst in the Hearst Transaction. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, RPV, calculated using visits per Google Analytics, increased by 1%, to $27.15 in the nine months ended September 30, 2020 from $26.85 in the same period in 2019.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Product costs (exclusive of amortization of intangible assets)	$33,753	$14,221	137%	$72,752	$40,049	82%
Service costs (exclusive of amortization of intangible assets)	8,468	9,107	(7)%	25,270	26,000	(3)%
Sales and marketing	9,594	7,372	30%	24,699	22,498	10%
Product development	4,967	4,973	—%	14,728	15,652	(6)%
General and administrative	7,691	8,072	(5)%	22,948	24,724	(7)%
Amortization of intangible assets	518	807	(36)%	1,922	2,619	(27)%

Product Costs

Product costs for the three months ended September 30, 2020 increased by $19.5 million, or 137%, to $33.8 million, as compared to $14.2 million for the same period in 2019, primarily due to an increase in Society6 Group revenue.

Product costs for the nine months ended September 30, 2020 increased by $32.8 million, or 82%, to $72.8 million, as compared to $40.0 million for the same period in 2019, primarily due to an increase in Society6 Group revenue.

Service Costs

Service costs for the three months ended September 30, 2020 decreased by $0.6 million, or 7%, to $8.5 million, as compared to $9.1 million for the same period in 2019. The decrease was primarily due to a decrease of $0.6 million in content renovation costs.

Service costs for the nine months ended September 30, 2020 decreased by $0.7 million, or 3%, to $25.3 million, as compared to $26.0 million for the same period in 2019. The decrease was primarily due to decreases of $1.1 million related to content renovation costs, and $0.2 million in travel and entertainment costs, partially offset by increases of $0.4 million in depreciation expense and $0.4 million in personnel and related costs.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2020 increased by $2.2 million, or 30%, to $9.6 million, as compared to $7.4 million for the same period in 2019. The increase was primarily due to an increase of $2.2 million in marketing expenses and $0.2 million in personnel and related costs, partially offset by a decrease of $0.2 million in travel and entertainment costs.

Sales and marketing expenses for the nine months ended September 30, 2020 increased by $2.2 million, or 10%, to $24.7 million, as compared to $22.5 million for the same period in 2019. The increase was primarily due to increases of $2.7 million in marketing expenses, partially offset by decreases of $0.3 million in personnel and related costs and $0.3 million in travel and entertainment costs.

Product Development

Product development expenses for the three months ended September 30, 2020 remained flat at $5.0 million, as compared to $5.0 million for the same period in 2019. This was primarily due to an increase of $0.3 million in personnel and related costs, offset by a decrease of $0.2 million in consulting services and $0.1 million in travel and entertainment costs.

Product development expenses for the nine months ended September 30, 2020 decreased by $0.9 million, or 6%, to $14.7 million, as compared to $15.6 million for the same period in 2019. The decrease was primarily due to decreases of $0.6 million in personnel and related costs, $0.3 million in travel and entertainment costs, and $0.2 million in consulting services, partially offset by increases of $0.2 million in licensing and support costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 decreased by $0.4 million, or 5%, to $7.7 million, as compared to $8.1 million in the same period in 2019. The decrease was primarily driven by a decrease of $0.5 million in personnel and related costs, $0.3 million associated with strategic review costs, and $0.2 million in travel and entertainment costs, partially offset by an increase of $0.5 million associated with stockholder activist-related costs, including fees of legal and other advisors, and $0.1 million in facilities costs.

General and administrative expenses for the nine months ended September 30, 2020 decreased by $1.8 million, or 7%, to $22.9 million, as compared to $24.7 million in the same period in 2019. The decrease was primarily driven by decreases of $0.6 million in personnel and related costs, $0.6 million in depreciation expense, $0.5 million in travel and entertainment costs, $0.3 million in stockholder activist-related costs, $0.3 million in consulting services, $0.3 million in board fees, partially offset by increases of $0.6 million in facilities costs and $0.5 million associated with strategic review costs, including fees of legal, financial and other advisors.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2020 decreased by $0.3 million, or 36%, to $0.5 million, as compared to $0.8 million in the same period in 2019. The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Amortization expense for the nine months ended September 30, 2020 decreased by $0.7 million, or 27%, to $1.9 million, as compared to $2.6 million in the same period in 2019. The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Interest Income (Expense), Net

Interest expense for the three months ended September 30, 2020 was $0.1 million, as compared to interest income of less than $0.1 million in the same period in 2019.

Interest expense for the nine months ended September 30, 2020 was $0.3 million, as compared to interest income of $0.2 million in the same period in 2019.

Other Income, Net

Other income for the three and nine months ended September 30, 2020 was $5.5 million and $9.4 million, respectively, as compared to other expense of less than $0.1 million in the same period in 2019. The increase in other income is attributable to the $9.3 million gain related to the Hearst Transaction.

Income Tax Benefit (Expense)

Income tax expense for the three and nine months ended September 30, 2020 and 2019 was less than $0.1 million.

Segment Results

Society6 Group Operating Expenses and Operating Contribution

Society6 Group operating expenses for the three months ended September 30, 2020 increased by $21.8 million, or 120%, to $39.9 million, as compared to $18.1 million in the same period in 2019. The increase was primarily due to an increase in Society6 Group revenue, which drove an increase of $18.6 million in cost of products, $2.2 million in marketing costs, and $0.6 million in personnel and related costs. Society6 Group operating contribution was $3.8 million for the three months ended September 30, 2020, as compared to $1.1 million in the same period in 2019.

Society6 Group operating expenses for the nine months ended September 30, 2020 increased by $35.5 million, or 69%, to $87.0 million, as compared to $51.5 million in the same period in 2019. The increase was primarily due to increases in Society6 Group revenue, which drove an increase of $30.8 million in cost of products, $3.8 million in marketing costs, $0.4 million in consulting fees, and $0.3 million in personnel and related costs. Society6 Group operating contribution was $7.3 million for the nine months ended September 30, 2020, as compared to ($0.1) million in the same period in 2019.

Saatchi Art Group Operating Expenses and Operating Contribution

Saatchi Art Group operating expenses for the three months ended September 30, 2020 increased by $0.3 million, or 7%, to $4.8 million, as compared to $4.4 million in the same period in 2019. The increase was primarily due to an increase in Saatchi Art Group revenue, which drove an increase of $0.3 million in cost of services. Saatchi Art Group operating contribution was ($0.1) million for the three months ended September 30, 2020, as compared to ($0.3) million in the same period in 2019.

Saatchi Art Group operating expenses for the nine months ended September 30, 2020 decreased by $0.5 million, or 4%, to $13.1 million, as compared to $13.7 million in the same period in 2019. The decrease was primarily due to decreases of $0.3 million in travel and entertainment costs, $0.2 million in personnel and related costs, $0.2 million in consulting fees, and $0.2 million in marketing costs, partially offset by increases of $0.4 million in cost of services. Saatchi Art Group operating contribution was ($1.7) million for the nine months ended September 30, 2020 and the same period in 2019.

Media Group Operating Expenses and Operating Contribution

Media Group operating expenses for the three months ended September 30, 2020 decreased by $1.2 million, or 12%, to $8.8 million, as compared to $10.0 million in the same period in 2019. The decrease was primarily due to a decrease of $0.9 million in content fees, $0.2 million in marketing costs, and $0.2 million in travel and entertainment costs, partially offset by an increase of $0.2 million in personnel and related costs and $0.3 million in facilities costs. Media Group operating contribution was $6.1 million for the three months ended September 30, 2020, as compared to $6.7 million in the same period in 2019.

Media Group operating expenses for the nine months ended September 30, 2020 decreased by $2.8 million, or 10%, to $26.8 million, as compared to $29.6 million in the same period in 2019. The decrease was primarily due to decreases of $0.8 million in content fees, $0.8 million in marketing costs, $0.6 million in personnel and related costs, $0.3 million in travel and entertainment costs, $0.2 million in cost of sales, $0.2 million in professional fees, $0.2 million in office supplies, partially offset by an increase of $0.7 million in facilities. Media Group operating contribution was $14.6 million for the nine months ended September 30, 2020, as compared to $16.9 million in the same period in 2019.

Strategic Shared Services and Corporate Overhead

Strategic shared services and corporate overhead for the three months ended September 30, 2020 remained flat at $7.2 million, as compared to the same period in 2019.

Strategic shared services and corporate overhead for the nine months ended September 30, 2020 decreased by $1.5 million, or 7%, to $20.9 million, as compared to $22.3 million in the same period in 2019. The decrease was primarily due to decreases of $0.8 million in personnel and related costs, $0.6 million in travel and entertainment costs, $0.4 million in consulting fees, $0.3 million in stockholder activist-related costs, and $0.3 million in board fees. These savings were partially offset by increases of $0.5 million associated with strategic review costs, including fees of legal, financial and other advisors, and $0.2 million in software licensing costs. For the nine months ended September 30, 2020, we had $0.9 million and $0.7 million in costs related to the strategic review and stockholder activist-related costs, respectively, as compared to $0.5 million and $1.0 million in the same period in 2019.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)(1)	$3,686	$(4,485)	$(6,187)	$(21,533)
Add (deduct):
Income tax expense, net	13	(4)	75	71
Interest (income) expense, net	102	(39)	265	(217)
Other expense (income), net	(5,537)	6	(9,384)	(6)
Depreciation and amortization(2)	2,280	2,362	7,273	7,740
Stock-based compensation(3)	2,035	2,460	7,262	6,590
Acquisition, disposition, realignment and contingent payment costs(4)	—	—	—	90
Adjusted EBITDA	$2,579	$300	$(696)	$(7,265)
(1)	For the nine months ended September 30, 2020, we had $1.5 million in cost savings, which included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020) and compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), neither of which is expected to reoccur.
(2)	Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.
(3)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.
(4)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses, and (d) other payments attributable to acquisition, disposition or corporate realignment activities.

Liquidity and Capital Resources

As of September 30, 2020, we had $33.0 million of cash and cash equivalents.

In February 2019, we acquired substantially all of the assets of Only In Your State, LLC for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In February 2020, we paid a total of $0.04 million to the sellers, net of $0.01 million related to post-closing indemnification obligations pursuant to the purchase agreement. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. In May and June 2019, we paid $0.6 million of the $0.8 million held back and $0.2 million was included as a working capital adjustment pursuant to the purchase agreement. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our condensed consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement based on fiscal year 2018 results. As of September 30, 2020, we have not accrued any expense for Well+Good deferred compensation based on the 2020 fiscal year period. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances. The May 2018, May 2019, and May 2020 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million, $1.2 million, and $1.2 million, respectively. The final installment has been paid and no further liability remains as of September 30, 2020.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the issuance of stock and the disposition of businesses and certain non-core media properties. We currently have a shelf registration statement on file with the SEC that is effective until October 26, 2023, which we may use to offer and sell equity securities with an aggregate offering price not to exceed $100.0 million.

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

As of September 30, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $7.4 million as of September 30, 2020. We are in compliance with all restrictions and have met all debt payment obligations as of September 30, 2020.

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

Asset Sale to Hearst Newspapers. On April 24, 2020, we entered into an Asset Sale and Services Agreement (the “Agreement”) with Hearst pursuant to which we sold a library of content carried on certain websites (the “Hearst Sites”) that had been hosted by us on behalf of Hearst (the “Hearst Content”) to Hearst for $9.5 million, of which $4.0 million was paid at signing. The balance of $5.5 million was paid on August 21, 2020, upon completion of the migration of the Hearst Content to servers controlled by Hearst. In addition, the Agreement contemplates that, for a three-year initial term, we will provide certain content and web services in connection with the management of the Hearst Content, for which we will be paid certain fees for the content and web services provided and a revenue share based on the net revenue from the Hearst Sites.

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

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased $4.9 million of our common stock. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of September 30, 2020, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors, including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$6,960	$(8,745)
Net cash provided by (used in) investing activities	$4,082	$(7,067)
Net cash provided by (used in) financing activities	$4,134	$(3,311)

Cash Flows from Operating Activities

Nine months ended September 30, 2020 and September 30, 2019

Net cash provided by our operating activities during the nine months ended September 30, 2020 was $7.0 million as a result of our net loss during the period of $6.2 million, offset by $7.6 million in non-cash charges and an increase of $5.5 million related to our net working capital. The adjustments for non-cash charges were primarily related to stock-based compensation, depreciation and amortization, partially offset by the gain on the Hearst Transaction. The increase in working capital during the nine months ended September 30, 2020 was primarily due to ordinary course variances in the timing of collections and payments and the accelerated growth of our Society6 Group business.

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

Cash Flows from Investing Activities

Nine months ended September 30, 2020 and September 30, 2019

Net cash provided by investing activities was $4.1 million during the nine months ended September 30, 2020. Cash provided by investing activities resulted from $9.5 million in proceeds received from the Hearst Transaction, partially offset by $5.3 million in cash used to purchase property and equipment and $0.2 million in cash used to purchase intangible assets.

Net cash used in investing activities was $7.1 million during the nine months ended September 30, 2019. Cash used in investing activities for the nine months ended September 30, 2019 primarily related to $5.2 million related to investments in property and equipment and $1.9 million paid for the acquisition of OnlyInYourState.

Cash Flows from Financing Activities

Nine months ended September 30, 2020 and September 30, 2019

Net cash provided by financing activities was $4.1 million during the nine months ended September 30, 2020. Cash provided by financing activities primarily resulted from $7.1 million received from the PPP Loan, partially offset by $2.1 million in cash used related to taxes paid on vesting of restricted stock units and $0.9 million in cash used for deferred consideration paid related to the acquisition of Deny Designs.

Net cash used in financing activities was $3.3 million during the nine months ended September 30, 2019. Cash used in financing activities for the nine months ended September 30, 2019 primarily consists of $2.4 million related to taxes paid on vesting of restricted stock units, $0.9 million of deferred consideration paid related to the acquisition of Deny Designs and a $0.6 million holdback payment related to the Well+Good acquisition, partially offset by $0.7 million in proceeds from exercises of stock options and purchases under our ESPP.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Capital Expenditures

For the nine months ended September 30, 2020 and 2019, we used $5.3 million and $5.2 million, respectively, in cash to fund capital expenditures to create internally developed software and purchase property and equipment.

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

Concentrations of Credit Risk

As of September 30, 2020, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	September 30, 2020	December 31, 2019
Google Inc.	18%	21%

Interest Rate Risk

We had cash and cash equivalents of $33.0 million as of September 30, 2020, primarily invested in money market mutual funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Any borrowings under our credit facility bear interest at floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. As of September 30, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. As of September 30, 2020, we had $7.1 million of borrowings outstanding under the PPP Loan. We do not have any other material long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.

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

Specific impacts on our portfolio of business include, but are not limited to:

●	Society6 Group Segment. While Society6 Group has been the beneficiary of the various shelter-at-home regulations promulgated by international, federal, state and local governments as people working from home are looking for creative, reasonably priced items to spruce up their environments and consumers have been choosing e-commerce over shopping at brick-and-mortar stores, the Society6 Group segment may experience volatility given the uncertain economic times brought on by the Pandemic. While Society6 Group has, to date, experienced limited disruptions related to the shipping of its products arising from the Pandemic, it is possible that the incremental shipping burdens placed on shipping carriers for the holiday season could delay delivery of our products. In addition, shipping carriers have identified that their cut-off dates for ordering products to be delivered by Christmas Day may be earlier than previous holiday seasons, which could adversely affect revenue for the fourth quarter and year ended December 31, 2020.
●	Saatchi Art Group Segment. The Pandemic has continued to cause cancellations or postponements of the live art fairs run by The Other Art Fair. We have postponed or cancelled all 14 art fairs originally scheduled for 2020. In an effort to support artists and customers, on April 8, 2020 we launched Online Studios, our new online fair for those artists who were selected to participate in the postponed live art fairs. While we believe that the initial reception of Online Studios has been positive, we do not believe that Online Studios will generate revenue at the same levels as our live art fairs by The Other Art Fair.
●	Media Group Segment. The overall economic climate attributable to the Pandemic has brought a reduction in revenues per visit as many advertisers are cancelling or delaying ad buys while assessing the ongoing impacts of the Pandemic on their businesses.

We continue to believe that our Media Group segment will experience volatility given the uncertain economic times brought on by the Pandemic. Due to the significant operating margin of our Media Group segment, a reduction in revenue from our Media Group segment has potentially significant adverse impacts on our cash position.

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

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. For example, in June 2020, we received notice from an investor group including Osmium Partners, PEAK6, Boyle Capital Opportunity Fund, Oak Investment Partners, Generation Partners, and Spectrum Equity (the “Investor Group”) of their concern with our business strategy and corporate governance. We have continued to receive communications and demands from the Investor Group. If activist stockholder activities, such as those by the Investor Group or other stockholders, continue or ensue, our business could be adversely affected, as responding to any proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three and nine months ended September 30, 2020.

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF GROUP LTD.

By:	/s/ Sean Moriarty
Name:	Sean Moriarty
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Gephart
Name:	Brian Gephart
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 29, 2020