Form 10-K
period 2020-12-31
LEAF GROUP LTD.
filed 2021-02-25
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $56.7 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 22, 2021, there were 35,800,651 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

LEAF GROUP LTD.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current financial results and our current expectations and projections about future events, including those related to the COVID-19 pandemic; our ability to execute our business plan to maintain compliance with the continued listing criteria of the New York Stock Exchange (“NYSE”); changes by the Small Business Administration (“SBA”) or other governmental authorities regarding the Coronavirus Aid, Relief and Economic Security Act of 2020, the SBA’s related Paycheck Protection Program (the “PPP Program”) and our ability to obtain forgiveness of the loan we obtained pursuant to the PPP Program; and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. under the heading entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Annual Report on Form 10-K, except as required by law.

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

“Leaf Group” and other trademarks of ours appearing in this report, such as “Society6”, “The Other Art Fair”, and “Well+Good”, are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

Overview

Leaf Group is a diversified consumer internet company that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness and home, art and design.

Our business is comprised of three segments: Society6 Group, Saatchi Art Group, and Media Group. Financial information by segment is set forth in Note 17 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Prior to the third quarter of fiscal 2020, we had two reportable segments, Marketplaces and Media. Marketplaces included our Society6 and Saatchi Art e-commerce marketplaces and Media referred to our sites, monetized primarily through advertising. During the third quarter of fiscal 2020, to further increase visibility into our business, we divided our Marketplaces segment into two separate segments, referred to as Society6 Group and Saatchi Art Group. Society6 Group includes both our direct-to-consumer line and our business-to-business line. Saatchi Art Group likewise includes both our consumer and business-to-business lines, as well as The Other Art Fair’s live fairs. Our Media segment remains intact and renamed Media Group. We have recast all prior period amounts and segment information to reflect the new segmentation.

Society6 Group

Society6 Group is our made-to-order marketplace business and includes Society6.com (“Society6”) and our wholesale channel (together with Society6, the “Society6 Group”). Society6 provides artists with an online commerce platform to feature and sell their original art and designs on consumer products in the Wall Art, Home Décor, Tech and Apparel Accessories categories. Artists post their designs and enable products within the Society6 product portfolio on which their art and designs can be sold. After a product is purchased, dependent on the product purchased, third-party vendors or our manufacturing facility produce, package and ship the product directly to the buyer. Society6 Group’s wholesale channel sells products to trade and hospitality clients, as well as retail distribution partners. We serve a diverse community of customers and feature artists from all origins, including underrepresented communities, with designs and artistic styles as diverse as the countries they represent and our campaigns throughout the year highlight artwork by BIPOC (Black, Indigenous and People of Color) artists. As of December 31, 2020, Society6 Group had approximately 405,000 active artists, an increase of approximately 7% from the prior year. There are now more than 8.0 million unique designs and approximately 75 consumer products available across the Society6 Group product portfolio. During 2020, Society6 Group facilitated sales to customers located in approximately 160 countries.

Saatchi Art Group

Saatchi Art Group, which includes SaatchiArt.com (“Saatchi Art”) and its complementary art fair event brand, The Other Art Fair (together with Saatchi Art, the “Saatchi Art Group”), is one of the world’s largest online art galleries with a focus on emerging artists. The online gallery’s mission is to democratize the art world and create a platform that celebrates diversity, providing an opportunity for all artists worldwide to exhibit and sell their artwork. The site pairs discovery tools with curation, making it easy for buyers to browse art with confidence. Saatchi Art also offers an art advisory service which provides individual collectors and trade professionals with access to an art curator who will help select artwork tailored to the customer’s needs, space and style. Through Saatchi Art Group, approximately 115,000 artists exhibit and sell their original artwork directly to consumers through a curated online gallery or in-person at art fairs hosted in the United Kingdom, Australia and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography and has sold works to buyers located in over 95 countries in 2020. There are currently more than 2.3 million original, unique works available on the Saatchi Art platform. In 2020, Saatchi Art’s The Other Art Fair hosted no art fairs, due to the Pandemic.

Media Group

Leaf Group’s Media Group segment consists of a diverse portfolio of media properties that educate and inform consumers on a broad range of topics. Our media properties enable a large community of subject matter experts to share their knowledge and passion with consumers across the internet. We generate the majority of our media revenue from the sale of advertising.

Brands. Our portfolio of owned and operated media properties includes Well+Good, Livestrong.com, Hunker, and OnlyInYourState, as well as approximately 43 other media properties that are focused on specific topics or interests. Collectively, our owned and operated media properties reached more than 51 million average monthly unique visitors in the United States in the fourth quarter of 2020 according to comScore.

●	Well+Good is a leading health and wellness media brand known for its journalistic approach to content.
●	Livestrong.com is a premier destination and action-oriented community for people who want to become their best selves – physically, mentally and emotionally. Livestrong.com also offers mobile applications, such as MyPlate, that monitor users’ health, fitness and life achievements.
●	Hunker is a home design media site dedicated to helping first-time homeowners improve their homes with practical solutions, home tours and design advice for real people.
●	OnlyInYourState is a leading US-focused local attractions and review site, highlighting small businesses, hidden gems and natural wonders for an audience of motivated, experience-seekers.

Content Creation. We create high-quality, informative and entertaining digital content in a wide variety of formats, including videos, articles and slideshows. We use a combination of internal editorial staff, freelance contributors and social influencers to produce this content. Our platform uses advanced algorithms to identify the questions or underserved topics that are on consumers’ minds. Our platform also manages the development, refinement and eventually the publishing of this content to the web, email and social channels. Our mission is to connect the knowledge and the passion of an expert with interested and curious consumers while highlighting and creating more inclusive content and programs that provide greater opportunities for BIPOC creators to share their stories, experiences and perspectives.

Traffic Sources.  Consumers can find our content through a variety of modern digital distribution channels including search, social networks, email campaigns and direct navigation. Once a consumer discovers us, we make it easier for them to follow us on social networks, share our content with friends and sign-up for our newsletters. We have a large and growing following across social networks, including Facebook, TikTok, Snapchat, Instagram and Pinterest.

Mobile Applications.  Our media portfolio also includes mobile applications. MyPlate, our most successful app, is integrated into our Livestrong.com brand. During December 2020, MyPlate was used by over 427,000 consumers to track their calories and improve their diet. MyPlate is monetized via ads, sponsorships and a premium subscription offering that unlocks advanced features.

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

Partner Sites.  Some of our websites were developed in coordination with other media companies and publishers. In these cases, we create, maintain and host content that exists on the partner’s sub-domain and is seamlessly integrated into our partner’s website. Revenues from this content are shared with the partner. We currently have approximately nine such hosted properties in our portfolio of media properties.

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

Our business intelligence platform and financial systems are hosted in a Tier IV data center alongside most of our public facing media websites and applications. Our marketplaces websites are hosted with a third-party cloud hosting provider. Each of our significant websites is designed to be fault-tolerant, with collections of application servers, typically configured in a load balanced state, in order to provide additional resiliency. Our environment is equipped with a full-scale monitoring solution. Our systems and applications are monitored by our continuously staffed technology operations and engineering teams.

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

Customers

The products and artwork sold through our Society6 Group and Saatchi Art Group segments are primarily sold directly to consumers. We also distribute products through third-party retailers and sell products and artwork to trade professionals and commercial customers.

Our Media Group segment customers currently include advertisers and advertising providers that purchase advertising space on our owned and operated media properties, as well as third-party brands, publishers and advertisers for whom we create and, in some cases, host content. Our advertising strategy is currently focused on both direct sales channels with brands and advertising agencies, particularly with respect to native and sponsored ad campaigns, and programmatic offerings that utilize various advertising network exchanges to manage our ad stack. A significant portion of the advertising revenue generated by our Media Group is derived from our agreements with Google. See “Item 1A. Risk Factors—We depend upon certain arrangements with Google for a significant portion of our advertising revenue. A termination of, or a loss of revenue generated from, our arrangements with Google would have a material adverse effect on our business, financial condition and results of operations.”

Competition

We operate in highly competitive and developing industries that are characterized by rapid technological change, a variety of business models and frequent disruption of incumbents by innovative entrants.

Society6 Group and Saatchi Art Group. Our art and design marketplaces compete with a wide variety of online and brick-and-mortar companies selling comparable products. Our made-to-order marketplace business, Society6 Group, primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third-party fulfillment partners and shipped directly to customers, such as RedBubble, Threadless, and Minted, as well as companies that offer broader home décor and apparel products for creative, design conscious consumers, such as Etsy, Wayfair, Urban Outfitters, and West Elm. Our online art gallery and in-person art fair business, Saatchi Art Group, competes with traditional offline art galleries, art consultants, and online platforms selling original artwork, such as Artfinder, Artspace, Rise Art, eBay and Amazon Art, as well as various art fairs that feature reasonably priced artwork from emerging artists, such as The Affordable Art Fair. Our marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms and attend our fairs. We believe that the principal competitive factors for such marketplaces include the quality, price and uniqueness of the products, artwork or services being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to our made-to-order products; customer service; the convenience and ease of the shopping experience we provide; and our reputation and brand strength. We expect competition to continue to intensify as online and offline businesses increasingly compete with each other and the barriers to enter online channels are reduced.

Media Group. We face intense competition for the properties within our Media Group segment from a wide range of competitors. These markets are rapidly evolving, highly fragmented and competition could increase in the future as more companies enter the space. We compete for advertisers on the basis of a number of factors, including return on marketing expenditures, price of our offerings, and the ability to deliver large audiences or precise types of segmented audiences. Our principal competitors in this space currently include various online media companies ranging from large internet media companies to specialized and enthusiast properties that focus on particular areas of consumer interest, as well as social media outlets such as Facebook, TikTok, Snapchat, Instagram and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers. Some of our competitors have larger audiences and more financial resources than we have and many of our competitors are making significant investments in order to compete with various aspects of our business.

Many of our current competitors have, and potential competitors may have, substantially greater financial, marketing and other resources than we have; greater technical capabilities; greater brand recognition; longer operating histories; differentiated products and services; and larger customer bases. These resources may help some of our competitors and potential competitors respond more quickly as the industry and technology evolves, focus more on product innovation, adopt more aggressive pricing policies and devote substantially more resources to website and system development than we do. Additional information regarding competition is included under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Intellectual Property

Our intellectual property consists of brands, trademarks, service marks, patents, copyrights and trade secrets, and is, in the aggregate, important to our business. To protect our proprietary rights, we rely on a combination of intellectual property right laws and regulations in the United States and other jurisdictions, including trademark, patent, copyright, and trade secret laws, together with contractual provisions and technical measures that we have implemented. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we maintain strict control access to our proprietary systems and technology, including our platforms, infrastructure and production environments. We also enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality and non-disclosure agreements with third parties that provide products and services to us. We also license certain trademarks, tradenames and/or copyrights through long-term license arrangements.

We have trademarks registered in the United States and in various countries (some of which are registered in multiple classes) for some of our core properties, including “Society6”, “The Other Art Fair”, “eHow”, “Well+Good”

and “Hunker”, and we have additional trademark applications pending in the United States and other jurisdictions. We also have patents granted by the United States Patent and Trademark Office and other jurisdictions with respect to certain methods, processes and technologies related to our Media Group segment that expire between 2027 and 2034, and we have patent applications pending in the United States and other jurisdictions specific to our Media Group segment. We believe that the duration of our patents is adequate for the current needs of our business. We generally do not register the copyrights associated with our media content with the United States Copyright Office due to the relatively high costs we would incur to register all of our copyrights.

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

Corporate Information

We were incorporated in 2006 as Demand Media, Inc., a Delaware corporation. Later in 2016, we changed our name to Leaf Group Ltd. Our principal executive offices are located at 1655 26th Street, Santa Monica, CA 90404, and our telephone number is (310) 656-6253. Our website address is . Information contained on or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

Employees and Human Capital Management

As of December 31, 2020, we had 360 employees. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good. We have long believed that the core to success lies in having a diverse and engaged workforce. In terms of diversity, we have focused both on gender and racial diversity. We recognized that change starts at the top and in 2020 we substantially changed the racial and gender profile of our Board of Directors (“Board”). Our Board chair is a woman and the majority of the Board consists of women and two of our seven Board members are black. With respect to our workforce, our Company consists of 59% women, including women in critical leadership positions. Our Chief People Officer is a woman of Asian descent and women run our Society6, Saatchi Art, and Well+Good business units.

While racial diversity has always been a priority, shortly following the start of the anti-racism movement and protests in 2020, we recognized that we needed to do more to address the pervasive issues of racial injustice. In that regard, to further support our diversity, equity and inclusion initiatives (“DEI”), we hired our first Vice President of DEI and Talent Management to help ensure the DEI considerations were driven into every aspect of our business. We published our official DEI statement on our intranet and rolled out various resources to further educate our people and assist them in our efforts to accelerate our efforts to build a diverse workforce.

While a small company, we work hard to implement a compensation system that both enables us to attract the type of talent we feel is necessary to help the Company succeed and that incentivizes the performance that we are seeking. We operate on a premise both of shared rewards and shared sacrifice. In terms of rewards, we provide competitive base salaries, bonuses, health and welfare benefits and a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. In addition, we give eligible employees equity awards so that they can share in the success of our Company as our stock price improves and we also want them to think of themselves as owners of the business with the motivation that brings. In terms of shared sacrifice, in spring of 2020, when the Pandemic first hit, the management team with the full support of the Board was committed to avoiding layoffs and proceeded with a shared sacrifice model. The Board declined all compensation for the first half of 2020, our CEO took a 50% pay cut, our senior executives took a 25% cut and the rest of the employees took a 15% pay cut, which cuts in base pay were later restored. We believe that this approach to shared sacrifice is consistent with our view that we treat our employees as partners in the growth of our business.

We believe that our approach to inclusion, compensation and shared rewards is a critical driver for us in attracting and retaining the people that we need to continue to drive the performance of our business.

Seasonality

Our Society6 Group and Saatchi Art Group segments are affected by traditional retail seasonality and there is generally increased sales activity on our marketplaces platforms during the third and fourth quarter back-to-school and holiday seasons. All of our segments are affected by seasonal fluctuations in internet usage, which generally slows in the first quarter of the calendar year as well as during the summer months. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

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

Our business is divided into three reportable segments: Society6 Group, Saatchi Art Group, and Media Group. While there are a set of risks common to all of the segments, each of the segments also presents its own set of risks.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our businesses and industries, including specific risks related to the Society6 Group segment, Saatchi Art Group segment and Media Group segment; risks related to our fundraising and indebtedness; risks related to information technology, intellectual property and data security and privacy; risks related to legal, regulatory, accounting and tax matters; and risks related to ownership of our common stock, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:

●	The global COVID-19 pandemic could harm our business, financial condition and results of operations.
●	If we are unable to successfully drive traffic to our marketplaces and media properties and expand the customer base for our marketplaces, our business, financial condition and results of operations would be adversely affected.
●	We have a history of operating losses and may not be able to operate profitably or generate positive cash flow.
●	Our operating results may fluctuate on a quarterly and annual basis due to a number of factors, many of which are outside of our control, which may make it difficult to predict our future performance.
●	Mobile devices are increasingly being used to access the internet and, in addition, our content is increasingly being consumed and our products are increasingly being purchased on social media platforms. If we are unable to effectively optimize our mobile solutions in order to improve user experience or comply with requirements of our advertising partners, our business, financial condition and results of operation could be negatively impacted.
●	If we are unable to attract new customers to our marketplaces and successfully grow our marketplace businesses, our business, financial condition and results of operations could be adversely affected.
●	Society6 Group and Saatchi Art Group face significant competition, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
●	If internet search engines continue to modify their methodologies, traffic to our online properties could decline significantly.
●	Our Media Group segment faces intense competition from companies that may have competitive advantages.
●	We generate the majority of our Media Group revenue from advertising. A reduction in advertising revenue, including as a result of lower ad unit rates, increased availability of ad blocking software, lower online advertising spend, a loss of advertisers or lower advertising yields, could seriously harm our business, financial condition and results of operations.
●	We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies
●	Our credit facility provides our lender with a first-priority lien against substantially all of our assets, and contains covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
●	Our business is subject to online security risks, including cyberattacks and other security breaches, and any actual or perceived security breach could have a material adverse effect on our business, financial condition and results of operations.
●	Actions of activist stockholders could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.
●	The trading price of our common stock has been and is likely to continue to be volatile, which may lead to you not being able to resell shares of our common stock at or above the price you paid, securities litigation or hostile or otherwise unfavorable actions by stockholders or others.

Risks Related to our Businesses and Industries

Risks Applicable to the Company as a Whole

The global COVID-19 pandemic could harm our business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, have adversely affected workforces, organizations, economies and financial markets globally, leading to an economic downturn, uncertainty and increased market volatility. The extent to which the Pandemic impacts our business, financial condition and results of operations depends and will depend on numerous evolving factors, many of which we cannot control and that we may not be able to accurately predict, including: the duration and scope of the Pandemic; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the impact of the Pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our products, solutions, and services; our ability to sell and provide our products and services; and the ability of our customers to pay for our products and services. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. There is also uncertainty around how long the Pandemic and the effects of the Pandemic will endure and what impact such duration will have, positive or negative, on our businesses.

Specific impacts on our portfolio of business include, but are not limited to:

●	Society6 Group Segment. While the Society6 Group has been the beneficiary of the various shelter-at-home regulations promulgated by international, federal, state and local governments as people working from home are looking for creative, reasonably priced items to spruce up their environments and consumers have been choosing e-commerce over shopping at brick-and-mortar stores, the Society6 Group segment may experience volatility given the uncertain economic times brought on by the Pandemic. Though Society6 Group has, to date, experienced limited disruptions related to the shipping of its products arising from the Pandemic, such as the disruptions in shipping during the 2020 December holiday season, it is possible that if the Pandemic continues additional strain could be placed on the Society6 supply chain.
●	Saatchi Art Group Segment. The Pandemic has continued to cause cancellations or postponements of the live art fairs run by The Other Art Fair. We cancelled all 14 art fairs originally scheduled for 2020. Depending on how long the Pandemic endures, we may have to postpone or cancel art fairs in 2021 as well. In an effort to support artists and customers, we launched Online Studios on April 8, 2020. Online Studios is our new online fair for artists who were selected to participate in our cancelled live art fairs. While we believe that the initial reception of Online Studios has been positive, we do not believe that Online Studios will generate revenue at the same levels as our live art fairs by The Other Art Fair.
●	Media Group Segment. The overall economic climate attributable to the Pandemic has brought a reduction in revenues per visit as many advertisers are cancelling or delaying ad buys while assessing the ongoing impacts of the Pandemic on their businesses. We continue to believe that our Media Group segment will experience volatility given the uncertain economic times brought on by the Pandemic. Due to the significant operating margin of our Media Group segment, a reduction in revenue from our Media Group segment has potentially significant adverse impacts on our cash position.

In addition, due to the financial risks presented by the Pandemic, we implemented a variety of cost cutting initiatives in the first half of 2020 and may need to implement additional cost cutting initiatives in the future that may adversely affect our executive team, employees and business. We continually evaluate our cash position and seek to balance the competing needs of preserving cash in a highly uncertain economic environment while not depriving our businesses of the resources they need to grow. To date, these cost cutting measures have included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020), compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), termination of matching contributions for our United States employees in our 401(k) Plan (which was reinstated effective January 1, 2021), a hiring freeze on all but critical hires, which we began to relax in 2021, and limiting merit increases and promotions. We have also reduced expenses in marketing, technology, facilities, and travel. These measures may cause or result in disruption of our business, challenges in hiring critical employees and retaining key employees. Qualified individuals that are critical to the success of our current and future businesses, including engineers, developers and sales and marketing personnel, are in high demand, and we may encounter challenges retaining them if conditions related to the Pandemic persist. All of our officers and United States employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace generally and more so due to the Pandemic. In addition, increased volatility or under-performance in our stock price may also affect our ability to attract critical new employees and retain our existing key employees. Our executive officers and employees may be more inclined to leave us if the perceived value of equity awards, including restricted stock units and stock options, decline. If we lose the services of key personnel or do not hire (in the case of critical employees) or retain other qualified personnel for key positions, our business and results of operation could be adversely affected. If we are unable to mitigate these or other potential risks related to our cost cutting initiatives, it may disrupt our business or could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully drive traffic to our marketplaces and media properties and expand the customer base for our marketplaces, our business, financial condition and results of operations would be adversely affected.

In order for our businesses to grow, we must attract new visitors and customers to our marketplaces and media properties and retain our existing visitors and customers.

Our success in attracting traffic to our media properties and converting these visitors into repeat users depends, in part, upon our ability to identify, create and distribute high-quality and reliable content through engaging products and our ability to meet rapidly changing consumer demand. We may not be able to identify and create the desired content and produce an engaging user experience in a cost-effective or timely manner, if at all. As discussed further below, we depend on search engines to direct a significant amount of traffic to our media properties, and we utilize search engine optimization efforts to help generate search referral traffic to our media properties. If we are unable to successfully modify our search engine optimization practices in response to changes regularly implemented by search engine algorithms and in search query trends, or if we are unable to generate increased or diversified traffic from other sources such as social media, email, direct navigation and online marketing activities, we could experience substantial declines in traffic to our media properties and to our partners’ media properties, which would adversely impact our business, financial condition and results of operations. Moreover, the use of voice recognition technology like Alexa, Google Assistant or Siri may drive traffic away from search engines, which could reduce traffic to our websites. Any reduction in the number of users directed to our websites through search engines could adversely impact our business, financial condition and results of operations.

One of the key factors to growing our marketplace platforms for Society6 Group and Saatchi Art Group is expanding our new and repeat customer base. Our ability to attract new customers, some of whom may already purchase similar products from our competitors, depends in part on our ability to successfully drive traffic to our marketplaces using social media platforms, email marketing campaigns and promotions, paid referrals and searches. We may incur significant expenses related to customer acquisition and promotional activities, and the net sales from new customers may not ultimately exceed the cost of acquiring these customers. If we fail to deliver a differentiated consumer experience or if customers do not perceive the products or designs sold through our marketplaces to be of high value and quality, we may have difficulty retaining our existing customers and attracting new customers through referrals and other channels. Further, the Pandemic has positively contributed to the growth of our customer base and we are unable to predict the impact on our growth rate that may come upon the conclusion of the Pandemic.

We have a history of operating losses and may not be able to operate profitably or generate positive cash flow.

We were founded in 2006 and, except for the year ended December 31, 2012, when we generated net income, we have had a net loss in every year since inception, including generating a net loss of $8.9 million for the fiscal year ended December 31, 2020. As of December 31, 2020 we had an accumulated deficit of approximately $487.7 million and we may continue to incur net operating losses in the future. Moreover, our cash flows from operating activities do not currently cover all of our operating expenses, and we may not generate sufficient cash to cover operating expenses for the foreseeable future. Our ability to generate net income in the future will depend in large part on our ability to generate and sustain substantially increased revenue levels, while continuing to control our expenses. We may incur significant operating losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee, and we may be unable to generate net income or sufficient positive cash flows.

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

●	lower than anticipated levels of traffic to our media properties and corresponding advertising rates achieved through our ad stack;
●	seasonality of the revenue associated with our marketplaces, including increased sales activity during the back-to-school and holiday seasons;
●	spikes in sales of our made-to-order products due to major social or political events resulting in a short-term demand for products with related content;
●	competitive pricing pressures, including shipping costs, potential discounts offered and promotional activity associated with driving new and repeat customers to and impacting products sold through our marketplaces;
●	disruptions in the supply-chain, production and fulfillment operations associated with the products sold through our marketplaces;
●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure, especially one-time costs related to the development or acquisition of new products and services;
●	increased costs associated with the acquisition or production of new content for our media properties, including video and other visual formats;
●	changes in internet advertising purchasing patterns by advertisers and changes in how we sell advertisements;
●	timing of and revenue recognition for certain transactions;
●	changes in generally accepted accounting principles;
●	our focus on long-term goals over short-term results;
●	weakness or uncertainty in general economic or industry conditions;
●	exposure to regional public health concerns and epidemics, including the Pandemic; and
●	political and economic instability domestically and internationally, which have and could lead to fluctuations in the availability of credit, decreased business and consumer confidence and increased unemployment.

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

The number of people who access the internet through mobile devices such as smartphones and tablets, rather than through desktop or laptop computers, has increased substantially in recent years. Additionally, individuals are increasingly consuming publisher content through social media platforms. If we cannot effectively distribute our media content, products and services on these devices or through these platforms, we could experience a decline in visits and traffic and a corresponding decline in revenue. It is also more difficult to display advertisements on mobile devices without disrupting the consumer experience. We have made, and may make further, changes to the layouts and formats of our mobile optimized sites in order to improve the user experience or comply with the requirements of our advertising partners, which could negatively impact our monetization efforts on mobile devices. In addition, advertising yields on mobile web and social media platforms are currently lower than direct desktop yields. The significant increase in consumption of our media content on mobile devices and through social media platforms has, in part, contributed to a reduction in our Media Group revenue per one thousand visits, or RPVs. As a result of these factors, the increasing use of mobile devices and social media platforms to access our content could negatively impact our business, financial condition and results of operations.

Further, consumers are increasingly conducting online shopping on mobile devices, including smartphones and tablets, rather than on desktop or laptop computers. Although we continually strive to improve the mobile experience for users accessing our marketplaces through mobile devices, the smaller screen size and reduced functionality associated with some mobile device interfaces may make the use of our marketplace platforms more difficult or less appealing to our members. Historically, visits to our marketplaces on mobile devices have not converted into purchases as often as visits made through desktop or laptop computers, and the average order value for mobile transactions has been lower than desktop transactions. Society6 Group and Saatchi Art Group sellers are also increasingly using mobile devices to operate and monitor their accounts on our platforms; and if we are not able to deliver a rewarding experience to sellers using mobile devices, these businesses may suffer. If our members encounter difficulty accessing or using our marketplace platforms on their mobile devices, or if our members choose not to use our marketplace platforms on their mobile devices, the growth prospects for our marketplaces could decline. As new mobile devices and mobile platforms are released, we may also encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources. The success of our mobile apps could also be harmed by factors outside our control, such as: actions taken by providers of mobile operating systems or mobile app download stores; unfavorable treatment received by our mobile apps, especially in comparison to competing apps; increased costs to distribute or use our mobile apps; or changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products. Additionally, if conversion rates and average order values for mobile transactions on our marketplaces do not increase, our Society6 Group and Saatchi Art Group segments’ revenue and results of operation may be adversely affected.

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

All of our businesses are dependent on attracting a large number of visitors to our sites, which depends in part on our reputation within our industries and with our users. If consumers perceived that the quality of our content or our products is inferior or substandard, that would damage our reputation and impact our ability to effectively solicit prospective advertisers, in the case of our Media Group segment, or attract new customers, in the case of our Society6 Group and Saatchi Art Group segments.

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

Risks Applicable to our Society6 Group and Saatchi Art Group Segments

If we are unable to attract new customers to our marketplaces and successfully grow our marketplace businesses, our business, financial condition and results of operations could be adversely affected.

We operate leading art and design marketplaces, as well as a leading art fair for discovering emerging artists. If we are unable to attract new customers to our marketplaces and successfully grow these platforms, our business, financial condition and results of operation would be adversely affected.

The success of our marketplaces is dependent upon a number of factors, including:

●	demand for these types of products and market acceptance of our products and services;

●	our ability to attract and retain new customers;
●	increased brand awareness and the reputation of our marketplaces;
●	our ability to maintain and grow conversion rates;
●	our ability to grow and maintain the artist communities on Society6 Group and Saatchi Art Group so that artists continue to contribute and maintain their original artwork and designs on these marketplaces;
●	our ability to cost-effectively introduce and market new products on Society6 Group on a timely basis in order to address changing consumption trends and consumer and business preferences and to differentiate us from our competitors;
●	our ability to host live fairs events in 2021 or generate attendance at live fairs and events in 2021 due to the ongoing effects of the Pandemic, which caused the cancellation and postponement of our fairs and events, including Saatchi Art’s The Other Art Fair, during 2020;
●	demand for the experience and artwork showcased at fairs hosted by Saatchi Art’s The Other Art Fair in multiple cities around the world and our ability to identify and attract local artists who will drive attendance and art sales at such fairs, especially coming after an extended period where no fairs took place due to the Pandemic;
●	the success and competitiveness of new entrants into this highly competitive industry;
●	competitive pricing pressures, including potential discounts offered to attract customers and reduced or free shipping;
●	our ability to maintain significant strategic relationships with our made-to-order suppliers and ensuring the cost-effectiveness and quality of their products and the timeliness of our production cycle for our art and design marketplaces;
●	our ability to effectively address or prevent disruptions in the supply-chain, production and fulfillment operations associated with the made-to-order products sold through our art and design marketplaces, which risks may be further exacerbated by the effects of the Pandemic;
●	our ability to source reliable local vendors as we continue to expand internationally;
●	our ability to effectively respond to shipping disruptions or delays with, or return rates for, the products sold through our online marketplaces;
●	the overall growth rate of e-commerce and marketplaces and changes in consumer spending on discretionary purchases and the unpredictability of the effect on growth rates that will come with the end of the Pandemic; and
●	legal claims, including copyright and trademark infringement claims, right of publicity claims and product liability claims, which may expose us to greater litigation costs in the future as compared to historical levels.

If we are unable to successfully grow our marketplace businesses, including as a result of lower customer growth or retention than expected, or if the revenue generated from marketing initiatives related to our marketplaces is less than the costs of such initiatives, our business, financial condition and results of operations could be materially and adversely affected.

Society6 Group and Saatchi Art Group face significant competition, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.

Our Society6 Group and Saatchi Art Group businesses compete with a wide variety of online and brick-and-mortar companies selling comparable products. Society6 Group primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third-party fulfillment partners and shipped directly to customers, such as RedBubble and Threadless, as well as companies that offer broader home décor and apparel products for creative, design conscious consumers, such as Etsy, Wayfair, Urban Outfitters and West Elm. Saatchi Art Group competes with traditional offline art galleries, art consultants and other online properties selling original artwork, such as Artfinder, Artspace, Rise Art, eBay and Amazon Art, as well as various art fairs that feature reasonably priced artwork from emerging artists such as The Affordable Art Fair. We expect competition to continue to intensify given the low barrier of entry into online channels and the increase in conversion and competition between online and offline businesses.

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

Many of the current competitors to our Society6 Group segment and Saatchi Art segment have, and potential competitors may have, longer operating histories, larger customer bases, greater technical capabilities, greater brand recognition, differentiated products and services, and substantially greater financial, marketing and other resources than we have. These resources may help some of our competitors and potential competitors react more quickly as the industry evolves, focus more on product innovation, and devote substantially more resources to website and system development than we do. Some of the competitors to our online marketplaces may offer, or continue to offer, faster and/or free shipping, more favorable return policies or other transaction-related services that improve the overall customer experience, but that could be impractical or inefficient for us to implement. Some of our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence to build their customer bases and drive sales. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

Risks Applicable to our Media Group Segment

If internet search engines continue to modify their methodologies, traffic to our online properties, and particularly to our media properties, could decline significantly.

We depend on various internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our properties, including media properties that we host for our partners. Our media properties are particularly dependent on search referral traffic. During the year ended December 31, 2020, a majority of the traffic directed to our media properties came directly from internet search engines and a majority of the traffic from search engines came from Google. Changes in the methodologies or algorithms used by search engines to display results could cause our properties to receive less favorable placements in the search results. Google, Bing and Yahoo! regularly deploy changes to their search engine algorithms. Since our inception, we have experienced fluctuations in the total number of search referrals to our properties. The changes to search engine algorithms by Google, Bing and Yahoo! have resulted in the past, and may result in the future, in substantial declines in traffic to certain of our media properties, which has contributed to significant and sustained revenue declines from our Media Group segment in recent periods. In addition, search engine providers typically display, together with organic search results, content and advertising links that may divert traffic from the pages referenced in the organic search results, including paid search results, content and links selected by the search engine provider or other online marketing firms. Accordingly, even if we rank highly in organic search results, traffic to our properties may still decline as a result of paid search results and other content included on the search results page generated by a search query. Internet search engines could also decide that content on our media properties, or the size, placement and type of ad units displayed on webpages hosting our content, is unacceptable or violates their policies, which continue to evolve over time. Internet search engines could also view product or layout changes made to our properties unfavorably, leading to lower search result rankings and a decrease in search referral traffic.

Any future or ongoing changes made by search engines that negatively impact the volume of search referral traffic to any of our media or marketplace properties could materially and adversely affect our business, financial condition and results of operations.

Further, any changes in the terms of service or policies of web browsers that limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to our delivery of advertisements could adversely affect the usage of our media properties. For example, both Google’s Chrome browser and Apple’s Safari browser, which support the vast majority of our traffic, continue to restrict the usage of cookies with further restrictions anticipated in 2021. Limits on the use of third-party cookies may reduce our ability to provide the most relevant ads to our customers and impacts monetization, and we expect that any additional changes may further limit our ability to target and measure the effectiveness of ads and impact monetization.

Our Media Group segment faces intense competition from companies that may have competitive advantages.

We face intense competition for the properties within our Media Group segment from a wide range of competitors. We compete for advertisers on the basis of a number of factors including return on marketing expenditures, price of our offerings and the ability to deliver large or precise types of segmented audiences. Our current principal competitors include:

●	Online Media Properties. We compete with numerous digital media companies, some of which have much larger audiences and financial resources than we have, for online marketing budgets. We also compete with companies and individuals that provide specialized consumer information online, including through enthusiast websites, message boards and blogs. These competitors compete with us across several areas of consumer interest including do-it-yourself, fitness and health, home décor, fashion and beauty, crafts, personal finance, technology and pets.
●	Social Media Outlets. We compete with social media outlets such as Facebook, TikTok, Snapchat, Instagram and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers.

Our Media Group segment may face increased future competition if any of our competitors devote increased resources to more directly address the online market for the professional creation and distribution of content. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater brand recognition, longer operating histories, substantially greater financial, marketing and other resources, greater technical capabilities, access to larger customer bases and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products to compete with our current offerings and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For example, if Google chose to compete more directly with us as a publisher of similar content, we may face the prospect of the loss of business or other adverse financial consequences due to Google’s significantly greater customer base, financial resources, distribution channels and patent portfolio.

We generate the majority of our Media Group revenue from advertising.  A reduction in advertising revenue, including as a result of lower ad unit rates, increased availability of ad blocking software, lower online advertising spend, a loss of advertisers or lower advertising yields, could seriously harm our business, financial condition and results of operations.

We currently generate the majority of our Media Group revenue from advertisements displayed on our media properties, and we expect to continue to derive a significant amount of our Media Group revenue from advertising. For the years ended December 31, 2020 and 2019, we generated 24% and 39%, respectively, of the Company’s total revenue from advertising. We have historically experienced declines in blended ad unit rates for both desktop and mobile since 2014, resulting in lower advertising revenue, and any further reductions in ad unit rates would negatively impact our financial results. In addition, an increasing percentage of our content is now consumed on social media platforms, which does not monetize as well as the same content consumed on directly on our websites. Software developers have also increased the availability of ad blocking software, primarily on desktop devices. Increased adoption of ad blocking software by users could reduce our advertising revenue and negatively impact our financial results.

We also believe that advertising spend on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the evolving online media landscape where advertisers are more selective as to where they allocate capital for branded campaigns vs. programmatic spend; the cyclical and discretionary nature of advertising spending, including the perceived impact of campaign strategies; general economic conditions, as well as economic conditions specific to the internet and media industry; and the occurrence of extraordinary events, such as natural disasters, epidemics (including the Pandemic), terrorist attacks or political instability. Brands and advertisers are also increasingly focusing a significant portion of their online advertising budgets on social media platforms such as Facebook, TikTok, Snapchat, Instagram and Pinterest. If this trend continues and we are unable to offer competitive or similarly valued advertising opportunities across our media properties, our revenue from advertising could be adversely impacted. An inability to maintain or increase our advertising revenue would have a material adverse effect on our business, financial condition and results of operations.

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

Our Media Group segment is susceptible to traffic declines attributable to current events that dominate the news cycles and declines could adversely affect our business, financial condition and results of operations.

Our premium sites, wellandgood.com, hunker.com, onlyinyourstate.com, livestrong.com and others, are primarily focused on art and home décor and health and wellness. When there are significant news events, consumers may be diverted to more hard news sites. For instance, in 2020 we saw traffic declines accompanied by news of the Pandemic, anti-racism movements and protests and the 2020 election. In each such instance, we saw traffic declines that affect the revenues generated by our Media Group segment. Such traffic declines have and any future traffic declines could adversely affect our business, financial condition and results of operations.

We depend upon certain arrangements with Google for a significant portion of our advertising revenue. A termination of, or a loss of revenue generated from, our arrangements with Google would have a material adverse effect on our business, financial condition and results of operations.

We have an extensive relationship with Google and a significant portion of our total revenue is generated by advertising provided by and through Google products and services. For the years ended December 31, 2020 and 2019, we derived approximately 12% and 23%, respectively, of the Company’s total revenue from our various arrangements with Google. Google provides both cost-per-click advertisements and cost-per-impression advertisements to our media properties and we receive a portion of the revenue generated by such advertisements. We also utilize Google’s DoubleClick Ad Exchange, a sell-side auction marketplace, to sell display advertising space on our media properties to third-party advertisers. In addition, we use Google’s DoubleClick ad serving technology to deliver advertisements to our media properties. Our various services agreements with Google, which govern our advertising, technology and search relationships with Google, are set to expire in 2021, but are expected to be renewed. Google has the right to terminate its agreements with us prior to their expiration upon the occurrence of certain events, including if Google reasonably believes that our use of its products and services violates the rights of third parties, and other breaches of contractual provisions, a number of which are broadly defined. In addition, Google is permitted to discontinue the provision of certain services to us under our primary services agreements at specified times, in its sole discretion. If Google terminates our arrangements with it or ceases to provide certain key advertising products or services to us, or if we are unable to enter into new agreements with Google or its competitors that provide similar products or services on terms and conditions favorable to us prior to the expiration of the current agreements, we may not be able to enter into new agreements with alternative third-party advertisement providers or for alternative ad serving platforms on acceptable terms or on a timely basis or both.

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

Risks Related to our Fundraising and Indebtedness

We may not be able to obtain capital when desired on favorable terms, if at all, or without substantial dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our existing cash and cash equivalents and our cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months. It is possible, however, that we may not generate sufficient cash from operations or otherwise have the capital resources to meet our future capital needs, including to invest in areas for growth or to acquire complementary businesses. For example, due to the impacts on our business of the Pandemic, including those discussed in the risk factor titled “The global COVID-19 pandemic could harm our business, financial condition and results of operations,” we applied for and received the PPP Loan on April 20, 2020 for $7.1 million. While we initiated a variety of cost reduction initiatives, we sought and obtained the PPP Loan due to our belief that such funds were necessary to support payroll costs, rent and utilities in order to avoid more drastic measures, such as deep workforce reduction, that would have likely significantly impaired our financial viability. Despite the receipt of the PPP Loan, if we do not generate sufficient cash from operations or otherwise have sufficient capital resources available, we may need to draw down additional funds under our credit facility, enter into a new financing arrangement (to the extent one is available) or dispose of certain assets to execute on our current or future business strategies, including developing new or investing in existing lines of business, maintaining our operating infrastructure, acquiring complementary businesses, hiring additional personnel or otherwise responding to competitive pressures. There can be no assurances that additional financing arrangements will be available to us on favorable terms, or at all. Furthermore, if we are able to and we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. For instance, on December 14, 2020, we completed an underwritten registered public offering of 8,216,750 shares of our common stock which, included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $4.20 per share.

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

We have debt outstanding under the PPP Loan, which is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. We will therefore be subject to an audit and may be subject to enforcement action related to the PPP Loan.

On April 20, 2020, we entered into the Promissory Note with Silicon Valley Bank (“SVB”) and SVB agreed to make available to us the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. Additionally, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness under our existing revolving credit facility. We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022. No payments are due on the PPP Loan until September 20, 2021, although interest will accrue during the deferment period. Beginning September 20, 2021, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. On November 30, 2020, we filed an application seeking forgiveness of the PPP Loan through SVB. On January 27, 2021, we received notification from SVB that our loan forgiveness application has been submitted to the SBA. While we believe we used the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part.

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

We are party to a loan and security agreement, which contains a number of affirmative and negative covenants that restrict our ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of our assets, liquidate or dissolve, make distributions to its equity holders or its subsidiaries’ equity interests, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. In addition, we are required to maintain the Required Percentage of our global cash on account with the lender under the security and loan agreement, provided that such amount may fall below the Required Percentage for a period of time not to exceed 10 consecutive business days each calendar month (but in no event can the amount be less than 75% of our global cash). We are also required to maintain a Liquidity Ratio of at least 1.50 to 1.00. The Liquidity Ratio is a ratio of (a) (i) unrestricted cash and cash equivalents held by us in accounts at Silicon Valley Bank, plus (ii) an amount equal to the product of (A) our net trade accounts receivable, multiplied by (B) sixty percent (60%), to (b) (i) the outstanding principal balance of any borrowings under our credit facility, plus (ii) our accounts payable owing to artists selling works on our platforms (Society6 and Saatchi Art).The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions.

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

Risks Related to Information Technology, Intellectual Property and Data Security and Privacy

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

●	because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we generally do not register the copyrights associated with our media content;
●	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes may be limited by our agreements with third parties;
●	our intellectual property rights may not be enforced in jurisdictions where legal protections are weak;
●	any of the trademarks, patents, copyrights, trade secrets or other intellectual property rights that we presently employ in our business, including our perpetual licenses for the “Livestrong” and “Saatchi” names, could lapse or be invalidated, circumvented, challenged or abandoned;
●	competitors may design around our protected systems and technology; or
●	we may lose the ability to assert our intellectual property rights against others.

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

Our products and internal systems rely on various complex software systems and, if such systems contain undetected errors or vulnerabilities, our business could be adversely affected.

Our products and internal systems rely on various software systems, including software developed or maintained internally and/or by third parties, that are highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage significant amounts of data. The software on which we rely has contained, and may in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use.  Errors, vulnerabilities, or other design defects within the software on which we rely have in the past resulted in, and may in the future result in, a negative experience for users and marketers who use our products, delays in product introductions or enhancements, targeting, measurement, or billing errors, compromises in our ability to protect the data of our users and/or our intellectual property or reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business, financial condition and results of operations.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, could adversely affect our business, financial condition and results of operations.

The availability of our media properties and marketplaces depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (for example, cloud computing platforms, co-location providers for data servers, storage devices, and network access), could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Additionally, if our internal processes do not adequately safeguard against inadvertent coding errors, our online properties may experience disruptions in service and availability. We have previously experienced certain server outages and computer distributed denial of service attacks, and any future server outages at our data center facilities, or our cloud computing providers or distributed denial of service attacks may cause all or portions of our online media properties or marketplaces to become unavailable to users. Our systems are also vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. Our data centers may also be subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning may not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Delays or interruptions in our service may cause our users, advertisers, partners, customers and/or artists to become dissatisfied with our offerings and could adversely affect our business.

Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting or cloud computing relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities or cloud computing providers, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third parties to provide certain components of our technology platform, such as hardware, storage and software providers, and to serve as operators for our content delivery networks. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business, financial condition and results of operations.

We rely on technology infrastructure and a failure to update or maintain this technology infrastructure, or difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic, could adversely affect our business.

Significant portions of our content, products and services are dependent on technology infrastructure that was developed over multiple years. To be successful, this infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power and network bandwidth resources we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, purchase additional significant cloud computing resources, upgrade our technology and infrastructure to handle increased traffic on our online properties and roll out new products and services. Updating and replacing our technology infrastructure could be challenging to implement and manage, take time to test and deploy, cause us to incur substantial costs, cause us to suffer data loss, delays or interruptions in service or result in inefficiencies or operational failures. If we do not successfully update our technology and infrastructure as needed, or if we experience inefficiencies and operational failures during such updates, the quality of our products and services and our users’ experience could decline, which could damage our reputation and lead us to lose current and potential users, advertisers, partners, customers and artists. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business. The costs associated with any adjustments to our technology and infrastructure could also harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies could harm our business, revenue and financial condition.

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

Internationally, nearly every jurisdiction in which we conduct businesses and/or collect personal data, has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including but not limited to the European Union (the “EU”). In the EU, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our businesses. Specifically, the EU has adopted the General Data Protection Regulation (“GDPR”), which became effective and enforceable across all then-current member states of the EU on May 25, 2018 and contains numerous requirements and changes from prior EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including heightened notice and consent requirements, greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages.

Additionally, the GDPR imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States (so-called “third countries”). These transfers are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission or binding corporate rules, or a derogation applies. The Court of Justice of the European Union (the “CJEU”) recently deemed that transfers made pursuant to the EU SCCs and other alternative transfer mechanisms, including binding corporate rules, need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether these transfer mechanisms will face additional challenges. European regulators have issued recent guidance following the CJEU case that imposes significant new diligence requirements on transferring data outside the EU, including under an approved transfer mechanism. Complying with this guidance will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EU, which would cause significant business disruption.

The regulatory framework governing the collection, processing, storage, use and sharing of personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities.

We post privacy policies on all of our owned and operated websites. These privacy policies set forth our policies and practices related to the collection, processing, storage, use, sharing, disclosure and protection of personal data. Existing privacy related laws and regulations in the United States and in foreign countries are evolving and subject to potentially differing interpretations. In addition, new laws may be enacted, new industry self-regulation may be promulgated, or existing laws may be amended to re-interpreted, in a manner that limits our ability to analyze user data. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for consumer and other user data we collect. Any failure, or perceived failure, by us or various third-party vendors and service providers to comply with applicable privacy policies, laws, regulations or industry standards could result in a loss of consumer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose consumers and revenue. We may also need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised and offering to provide credit monitoring services. In the event of any data breach, we may be subject to regulatory investigations, fines and lawsuits. We may also lose actual and potential business in the event of any data security breach. In addition, to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

Risks Related to Legal, Regulatory, Accounting and Tax Matters

Actions of activist stockholders could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.

Since January 2019, we have been the subject of several different shareholder activist campaigns which included the nomination of an alternative slate of directors, public attacks of management and our Board and requests that the Company be sold. These attacks by shareholder activists have caused the Company to incur substantial costs relating to the defense from these attacks and diverted the attention of management and the Board and we believe have had an adverse effect on our business and stock price. In February 2021, an activist group nominated candidates for election of directors in opposition to our slate at the 2021 Annual Meeting. If the activist group conducts a proxy contest to elect its candidates, we again will be required to retain the services of various legal, financial and communications advisers to assist us in the defense of this proxy contest, and the costs related thereto will negatively impact our future financial results. This proxy contest will be time consuming and will again divert the attention the attention of management and our board of directors. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

The intangible assets and goodwill on our balance sheet may be subject to impairment. If our intangible assets or goodwill become impaired, we may be required to record a significant non-cash charge to earnings, which would have a material adverse effect on our results of operations.

We carry a substantial amount of intangible assets on our balance sheet, primarily from certain past acquisitions. We assess potential impairments to our intangible assets and goodwill when there is evidence that events or changes in circumstances indicate that the carrying value of such intangible assets or goodwill may not be recoverable. As of December 31, 2020, our goodwill balance was $19.3 million. We performed our annual impairment analysis in the fourth quarter of the year ended December 31, 2020, and based on the results, there were no goodwill impairment charges for the year ended December 31, 2020. Future significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows from our long-lived media content or the businesses that we have acquired may result in us having to take additional impairment charges against certain of our intangible assets or goodwill. If we are required to record additional impairment charges in future periods, it could have a material adverse effect on our results of operations and financial condition, particularly in the period such charge is taken.

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

In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including the Communications Decency Act (the “CDA”), the Digital Millennium Copyright Act, the Lanham Act, the CAN-SPAM Act, the Anticybersquatting Consumer Protection Act, the Children’s Online Privacy Protection Act and the Federal Trade Commission Act. Advertising and promotional information presented to visitors on our online properties, our related social media channels and through our other marketing activities are subject to federal and state consumer protection laws and regulations that govern unfair and deceptive practices. Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. For instance, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. If the CDA is amended in a manner that reduces protections for our platform, we will need to increase our content moderation operations, which may harm our results of operations. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting, trademark infringement and discrimination. In the future, claims may also be brought against us based on tort law liability and other theories based on our content, products and services or content generated by our users.

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

In general, the tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Laws and regulations that govern the status and classification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, we are aware of the state supreme court's 2018 decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles County and Charles Lee, Real Party in Interest, 4 Cal.5th 903 (Cal. 2018) as well as newly enacted legislation California Assembly Bill 5 (“AB 5”), which went into effect January 1, 2020 and which has the stated purpose of codifying the Dynamex holding. Together, they change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of employee for most purposes under California law. Given the recent enactment of AB 5, there is no guidance from the courts or the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws. As a result, there is significant uncertainty regarding what the worker classification regulatory landscape will look like in future years and any changes could harm our business and financial results.

We may not succeed in expanding our businesses internationally, which may limit our future growth. Additionally, operating internationally exposes us to certain additional risks and operating costs, including the impact of foreign currency fluctuations and the impact of the U.K.’s decision to leave the European Union.

Approximately 10% of our revenues for the year ended December 31, 2020 were derived from customers located outside of the U.S. or where the anticipated destination of use of our offerings was outside the U.S. The artwork and designs sold through our marketplaces are created by a global community of artists and designers and sold to customers around the world. In addition, Saatchi Art’s The Other Art Fair hosts art fairs in the United Kingdom, Australia and the United States. We also own and operate certain foreign language websites. We cannot be certain that we will be successful in marketing our products and services internationally or that our products and services will gain market acceptance in new geographic markets. If we are unable to expand and market our products and services internationally, it could have a negative effect on our future growth prospects.

In addition, the Pandemic has led to intensified efforts to contain the spread of this novel coronavirus. The outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus has already resulted and may continue to result in the cancellation of or postponement of our fairs and events, including Saatchi Art’s The Other Art Fair. We elected to cancel all art fairs scheduled through 2020. Postponement and cancellation of our fairs and events, particularly if we are unable to reschedule could harm our business and financial results.

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

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union and, in March 2017, the British government delivered formal notice of the U.K.’s intention to leave the EU. Following such referendum vote, effective as of January 31, 2020, the U.K. formally left the European Union, subject to a transition period that ended on December 31, 2020. Brexit has caused significant volatility in global stock markets and fluctuations in currency exchange rates. The U.K.’s departure from the European Union has caused and may continue to cause delays in purchasing decisions by our potential and current customers affected by this transition and there is considerable uncertainty as to the long-term nature of the U.K.'s relationship with the European Union. The U.K.’s departure from the European Union may also result in new regulatory and cost challenges to our U.K. and global operations. The U.K.’s departure from the European Union has also created uncertainty with regard to the regulation of data protection in the U.K. For example, the U.K. Data Protection Act that, which substantially implements the GDPR, became effective in May 2018. It remains unclear, however, how U.K. data protection laws or regulations will develop and be interpreted in the medium to longer term and how data transfers to and from the U.K. will be regulated and how those regulations may differ from those in the European Union. As a result of the U.K.’s exit from the European Union and the terms of the U.K.’s long-term relationship with the European Union, it is possible that there may be adverse practical or operational implications on our business. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business, financial condition and results of operations.

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

Risks Related to Ownership of our Common Stock

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

The trading price of our common stock has been volatile since our initial public offering in January 2011, and is likely to continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in 2016, we were selected to be part of a two-year Tick Size Pilot Program approved by the SEC and implemented by the national securities exchanges and FINRA. The Tick Size Pilot Program commenced in October 2016 and concluded in October 2018. Pursuant to this program, our common stock was quoted and traded in $0.05 minimum increments. As a result, we experienced lower average daily trading volume while the program was in place and could continue to experience such lower trading volume, which could also lead to greater volatility in the trading price of our common stock or a less liquid market for our stock to trade. In addition, an active trading market for our common stock may not be sustained, which could depress the market price of our common stock. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that may cause the trading price of our common stock to be volatile include:

●	our operating performance and the operating performance of similar companies;
●	low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;
●	actions by activist stockholders;
●	the overall performance of the equity markets;
●	the number of shares of our common stock publicly owned and available for trading;
●	announcements by us or our competitors of acquisitions, business plans, commercial relationships or new product or service offerings;
●	any major change in our board of directors or management;
●	publication of research reports about us (including, but not limited to, the performance of our business or certain key operating metrics) or our industries or changes in recommendations or withdrawal of research coverage by securities analysts;
●	the effects and impacts of the Pandemic and increased market volatility due to uncertainty surrounding the Pandemic; and
●	general political and economic conditions, including any negative economic effects or instability, changes in the political environment and international relations and regulatory or tax policy changes.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock, particularly following the disbanding of the Investor Group. In particular, certain of our existing stockholders are venture funds or investment funds and they may make distributions to their limited and general partners, who then would be free to sell shares of our common stock in the public market. These distributions and/or sales by venture funds or investment funds could cause the trading price of our common stock to decline. For example, Oak Investment Partners XII LP, our largest shareholder, sold 239,132 shares in 2019 and 530,256 shares in 2020 as of November 30, 2020. As of February 22, 2021, we had 35,800,651 shares of common stock outstanding (excluding shares held in treasury). As of February 22, 2021, we also had over nine million shares of common stock reserved for future issuance under our equity compensation plans, of which approximately four million shares are registered under our registration statement on Form S-8 on file with the SEC. Subject to the satisfaction of applicable exercise periods, vesting requirements and, in certain cases, performance conditions, the shares of registered common stock issued upon exercise of outstanding options, vesting of future awards or pursuant to purchases under our employee stock purchase plan (the “ESPP”) will be available for immediate resale in the open market. We also have previously, and may from time to time in the future, issue shares of our common stock as consideration for acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, certain stockholders are eligible to resell shares of common stock under Rule 144 and Rule 701 without registering such shares with the SEC. Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause our stock price to fall and make it more difficult for shareholders to sell shares of our common stock.

Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our board of directors previously approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock, of which approximately $14.3 million remained available as of December 31, 2020. Such stock repurchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will repurchase additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, the availability of adequate funds, and our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	the requirement that a special meeting of stockholders may be called only by the chair of our board of directors, the Chief Executive Officer, the president (in absence of a Chief Executive Officer) or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer from amending our certificate of incorporation or bylaws to facilitate a hostile acquisition;

●	the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquirer from amending the bylaws to facilitate a hostile acquisition; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, our board of directors has approved the transaction.

Our amended and restated bylaws designate specific courts as the exclusive forums for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any current or former director, officer, or other employee to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity, or enforceability thereof), or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

If we cannot continue to meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.

On April 10, 2020, we received notice (“Notice”) from the NYSE that we were no longer in compliance with NYSE continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million.

We submitted a plan to the NYSE setting forth the actions intended to be taken by us to return to conformity with Section 802.01B within 18 months of the date of the Notice. On July 9, 2020, the NYSE provided us with a notice that it accepted our plan to regain compliance with the NYSE’s continued listing standards. On December 10, 2020, we received written notice from the NYSE stating that we had regained compliance with the NYSE’s minimum market capitalization and stockholders’ equity requirements for the past two quarters and that we were considered in compliance with the NYSE quantitative continued listing standards. We are subject to a standard 12-month follow-up period within which we will be reviewed to ensure that we do not fall below any of the NYSE’s continued listing standards.

Any future failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of any decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage, and would adversely affect our ability to raise additional financing through the public or private sale of equity securities. Any of these developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares of common stock in the future. A delisting could adversely impact the perception of our financial condition and cause reputational harm with investors and parties conducting business with the Company.

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

Item 3.	Legal Proceedings

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

As of February 22, 2021, our common stock was held by 34 stockholders of record. A substantially greater number of holders of our common stock are “street name” holders, or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The graph compares the cumulative total return of our common stock for the five-year period starting on December 31, 2015, and ending on December 31, 2020, with that of the S&P 500 Index and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on December 31, 2015, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As disclosed in our current report on Form 8-K filed on August 22, 2011, our board of directors approved a stock repurchase program authorizing us to repurchase up to $25.0 million of our outstanding common stock, effective as of August 19, 2011. Our board of directors subsequently approved a $25.0 million increase to this stock repurchase program, for an aggregate authorized repurchase amount of $50.0 million, as disclosed in a current report on Form 8-K filed on February 16, 2012. In total, as of December 31, 2020, we had spent approximately $35.7 million of the authorized $50.0 million to repurchase shares of our common stock under the stock repurchase program. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any of our common stock during the year ended December 31, 2020.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Special Note Regarding Forward-Looking Statements” and Item I, Part 1A, “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Information pertaining to fiscal year 2018 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 16, 2020.

Overview

Leaf Group is a diversified consumer internet company that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness and home, art and design.

Prior to the third quarter of fiscal 2020, we had two reportable segments, Marketplaces and Media. Marketplaces included our Society6 and Saatchi Art e-commerce marketplaces and Media referred to our sites, monetized primarily through advertising. During the third quarter of fiscal 2020, to further increase visibility into our business, we divided our Marketplaces segment into two separate segments, referred to as Society6 Group and Saatchi Art Group. Society6 Group includes both our direct-to-consumer line and our business-to-business line. Saatchi Art Group likewise includes both our direct-to-consumer and business-to-business lines, as well as The Other Art Fair’s live fairs. Our Media segment remains intact and renamed Media Group. We have recast all prior period amounts and segment information to reflect the new segmentation.

Society6 Group

Through our Society6 Group segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces through Society6 Group provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Society6 Group segment primarily generates revenue from the sale of made-to-order products.

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

Media Group

Our Media Group segment brands educate and entertain consumers across a wide variety of life topics, including the popular fitness and wellness and home and design verticals. In the fitness and wellness vertical, our leading brands include Well+Good and Livestrong.com, which aim to inspire people to lead healthier lives. In the home and design vertical, Hunker is our leading brand inspiring people to improve the space around them. In the travel vertical, OnlyInYourState is a leading US-focused local attractions and review site, highlighting small businesses, hidden gems and natural wonders for an audience of motivated, experience-seekers. These brands are the leaders in our catalog of over 55 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

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

Follow-on Public Offering of Common Stock

On December 14, 2020, we completed an underwritten registered public offering of 8,216,750 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $4.20 per share. We received aggregate net proceeds from the offering of $31.9 million, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the offering will be used for working capital and general corporate purposes.

Acquisition of OnlyInYourState

On February 1, 2019, pursuant to an Asset Purchase Agreement, we acquired substantially all of the assets of Only In Your State, LLC (“OnlyInYourState”), including its website that focuses on local attractions and local tourism for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In February 2020, we paid a total of $0.04 million to the sellers, net of $0.01 million related to post-closing indemnification obligations, pursuant to the Asset Purchase Agreement.

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

Of the $9.5 million received for the sale as of December 31, 2020, we recorded a $9.3 million gain to other income, net, in the consolidated statements of operations, net of a $0.2 million reduction of goodwill within the Media Group reporting unit. Disposition-related transaction costs were not material.

Revenue

For the years ended December 31, 2020 and 2019, we reported revenue of $212.1 million and $155.0 million, respectively. For the years ended December 31, 2020 and 2019, our Society6 Group revenue accounted for 65% and

48% of our total revenue, respectively, our Saatchi Art Group revenue accounted for 8% and 10% of our total revenue, respectively, and our Media Group revenue accounted for 27% and 42% of our total revenue, respectively.

The revenue generated by our Society6 Group and Saatchi Art Group segments have higher costs associated with it as compared to our Media Group segment due to variable product costs, including outsourced product manufacturing costs, artist payments, marketing costs, and shipping and handling costs. If our revenue sources shift from our Media Group segment to our Society6 Group and Saatchi Art Group segments, our total costs relative to our revenue will be negatively impacted.

Impacts of the COVID-19 Pandemic

Since mid-March 2020, we, together with companies across the globe, have been living with and responding to the rapidly changing health and economic conditions wrought by the spread of the COVID-19 pandemic (the “Pandemic”). The Pandemic has presented both challenges and opportunities to virtually every aspect of our business as discussed in detail below.

●	Impact on Portfolio of Businesses. we have seen the following developments related to the Pandemic:
o	Society6 Group Segment. Society6 Group has been and continues to be the beneficiary of the various shelter-at-home regulations and recommendations promulgated by international, federal, state and local governments as people working from home are looking for creative, reasonably priced items to spruce up their environments. We also anticipate that the change in purchasing behavior occasioned by the Pandemic will have an enduring impact on e-commerce after shelter-at-home has lifted, such that consumers, habituated to purchasing such items online, will continue to do so.
o	Saatchi Art Group Segment. The Pandemic and actions taken to mitigate its spread have caused cancellations or postponements of the live art fairs run by The Other Art Fair. We cancelled all 14 art fairs originally scheduled for 2020. In an effort to support our artists and customers and to find additional revenue streams, on April 8, 2020, we launched Online Studios, our new online fair for those artists who were selected to participate in the cancelled art fairs. Online Studios has helped mitigate the effects of the cancellations of the live art fairs. While our Saatchi Art business experienced a decline in the first quarter, which we believe was attributable to the Pandemic, in the remainder of the year, Saatchi Art saw substantial increases in the number of transactions resulting in increased revenue, which offset the impact of the cancelled live art fairs. We cannot predict whether the economic uncertainty caused by the Pandemic will cause customers to be generally more conservative with discretionary spending on luxury items and whether that will affect our Saatchi Art Group business.
o	Media Group Segment. The overall economic climate attributable to the Pandemic had initially brought a reduction in revenues per visit as many advertisers were cancelling or delaying ad buys while assessing the ongoing impacts of the Pandemic on their businesses. While we continue to believe that our Media Group segment will experience volatility given the uncertain economic times brought on by the Pandemic, we have seen recovery from the pullback in advertisers and improving trends in direct advertising sales and improvement in revenues per visit.
●	Supply Chain. Society6 Group is the only business in our portfolio that is exposed to potential supply chain risk. Society6 Group relies on a variety of manufacturing facilities for the production of its goods and it sources its raw materials from a variety of third parties. In 2020, we have seen limited supply chain disruptions as our manufacturers have taken various actions to ensure that they can continue to produce our goods. We do not, however, know if our manufacturers will be able to continue to ensure the production of our goods. We worked closely with our key vendors to ensure that they have staffing plans in place to meet our anticipated needs and we have also taken steps aimed at ensuring redundancy. We have also increased staffing and added additional equipment at our own manufacturing facility in Colorado.
●	Employees. Since March 12, 2020 virtually all of our employees throughout all of our domestic and international offices have been working remotely. Our philosophy towards work has always favored flexible work environments so while this transition was significant, we already had many of the tools in place necessary to create effective working conditions outside of the office. With the use of Zoom, Slack and other tools we have not seen an appreciable loss of productivity resulting from our entire employee base working remotely. Further on March 20, 2020 we temporarily closed our manufacturing facility outside of Denver, furloughing ten employees. Subsequently, we reopened the facility on April 21, 2020 and all ten employees returned to work on or before April 27, 2020. Since then, we have had no additional temporary closures or furloughs.
●	Cost Reduction Initiatives. We took a variety of steps to reduce costs, including cuts in compensation for our executive team, our direct workforce and our Board of Directors and deferral of 2019 annual cash bonuses by the executive team. Given the performance of our businesses, we restored the salaries of our executive team, and our direct workforce to their pre-temporary salary reduction levels, effective with the payroll payable on June 30, 2020, and paid 2019 annual cash bonuses to the executive team. We also determined to recommence cash retainer compensation for our outside directors under our Outside Director Compensation Program, effective as of July 1, 2020. By January 1, 2021, all of these compensation reductions had been restored. We continue to focus on expense management through limitations on hiring, promotions and raises. We also continue to assess and implement cost saving opportunities in such areas as marketing, technology, and facilities.
●	Other Impacts
o	NYSE Compliance. On April 10, 2020, the NYSE gave us notice that we are no longer in compliance with the NYSE continued listing standards due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million. Given that prior to the Pandemic, our market capitalization had not been below $50 million, we believe that the Pandemic, at least in part, contributed to the drop in market capitalization. On July 9, 2020, the NYSE provided notice to us that it accepted our plan to regain compliance with the NYSE’s continued listing standards. On December 10, 2020, we received written notice from the NYSE stating that we regained compliance with the NYSE’s minimum market capitalization and shareholders’ equity requirements for the past two quarters and we are now considered in compliance with the NYSE quantitative continued listing standards as set forth in Section 8 of the NYSE Company Manual. Further, as a result, the below compliance (“.BC”) indicator will no longer be transmitted. We are subject to a standard 12-month follow-up period within which we will be reviewed to ensure that we do not fall below any of the NYSE’s continued listing standards.
o	Paycheck Protection Program Loan. On April 20, 2020, we entered into a Promissory Note (the “Promissory Note”) with Silicon Valley Bank and Silicon Valley Bank agreed to make available to the Company the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. Our application seeking forgiveness of the PPP Loan has been submitted to the SBA for review.

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

Society6 Group Metrics

●	Society6 Group Number of transactions: We define Society6 Group transactions as the total number of Society6 Group transactions successfully completed by a customer during the applicable period.
●	Society6 Group Gross transaction value: We define Society6 Group gross transaction value as the total dollar value of Society6 Group transactions. Society6 Group gross transaction value is the total amount paid by the customer for a Society6 Group product, which consists of the following elements: the product price, inclusive of the commission payable to the artist, shipping charges, and sales taxes, less any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.

Saatchi Art Group Metrics

●	Saatchi Art Group Number of transactions: We define Saatchi Art Group transactions as the total number of Saatchi Art Group transactions successfully completed by a customer during the applicable period, excluding certain transactions generated by Saatchi Art’s The Other Art Fair, which include sales of stand space to artists at fairs, sponsorship fees and ticket sales.
●	Saatchi Art Group Gross transaction value: We define Saatchi Art Group gross transaction value as the total dollar value of Saatchi Art Group transactions, excluding the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, which include sales of stand space to artists at fairs, sponsorship fees and ticket sales. Saatchi Art Group gross transaction value is the total amount paid by the customer for a Saatchi Art Group product, which consists of the following elements: the product price, inclusive of the commission payable to the artist, shipping charges, and sales taxes, less any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.
●	Number of art fairs: We define the number of art fairs as in-person art fairs hosted by The Other Art Fair.

Media Group Metrics

●	Visits per Google Analytics: Visits per Google Analytics is defined as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit. Additionally, a visit is also considered to have ended at midnight or if a user arrives via one campaign, leaves, and then comes back via a different campaign.
●	Revenue per visit (“RPV”): We define RPV as Media Group revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Year ended December 31,		% Change
	2020	2019	2020
Society6 Group Metrics(1):
Society6 Group Number of Transactions	2,276,846	1,233,155	85%
Society6 Group Gross Transaction Value (in thousands)	$158,809	$83,851	89%
Saatchi Art Group Metrics(1)(2):
Saatchi Art Group Number of Transactions	32,209	30,703	5%
Saatchi Art Group Gross Transaction Value (in thousands)	$38,554	$30,988	24%
Number of Art Fairs	—	12	(100)%
Media Group Metrics(1)(3):
Visits per Google Analytics (in thousands)	2,109,411	2,847,099	(26)%
Revenue per Visit (RPV)	$27.02	$22.95	18%
Pro forma Visits per Google Analytics (in thousands)(4)	1,935,138	2,261,666	(14)%
Pro forma Revenue per Visit (RPV)(4)	$29.45	$28.89	2%
(1)	For a discussion of these period-to-period changes in the number of transactions, gross transaction value, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.
(2)	Saatchi Art Group Metrics excludes transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair, which include sales of stand space to artists at art fairs, sponsorship fees and ticket sales.
(3)	Media Group Metrics include visits and revenue generated by OnlyInYourState subsequent to its acquisition in February 2019. From April 25, 2020 onwards, Media Group Metrics exclude visits generated by certain domains no longer under our control as a result of the asset sale entered into with Hearst Newspapers, a division of Hearst Communications, Inc. (“Hearst”) on April 24, 2020 (the “Hearst Transaction”), as more fully described in Note 16 to the Consolidated Financial Statements.
(4)	Pro forma Visits and Pro forma Revenue per Visit exclude visits generated by certain domains no longer under our control as a result of the Hearst Transaction. The number of visits is derived from Google Analytics.

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

Service Revenue

Society6 Group

Service revenue includes advertising revenue generated from advertisements displayed on our website.

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

Goodwill

We test goodwill for impairment as of October 1 of each year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Goodwill is tested at the reporting unit level and as of December 31, 2020, we have three reporting units: Society6 Group, Saatchi Art Group, and Media Group. We did not record any goodwill impairment charges for the year ended December 31, 2020. We may be required to record impairment charges on our remaining goodwill in future periods.

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

	Year ended December 31,
	2020	2019
Revenue:
Product revenue	$143,150	$75,795
Service revenue	68,911	79,161
Total revenue	212,061	154,956
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	109,610	57,104
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	34,173	35,509
Sales and marketing(1)(2)	35,122	31,719
Product development(1)(2)	18,764	20,880
General and administrative(1)(2)	29,753	33,433
Amortization of intangible assets	2,454	3,353
Total operating expenses	229,876	181,998
Loss from operations	(17,815)	(27,042)
Interest income	28	265
Interest expense	(371)	(40)
Other income, net	9,420	40
Loss before income taxes	(8,738)	(26,777)
Income tax (expense)	(122)	(61)
Net loss	$(8,860)	$(26,838)

(1) Depreciation expense included in the above line items:
Product costs	$2,006	$1,604
Service costs	4,441	3,809
Sales and marketing	42	30
Product development	59	59
General and administrative	615	1,256
Total depreciation	$7,163	$6,758

(2) Stock-based compensation included in the above line items:
Service costs	$1,238	$1,139
Sales and marketing	1,288	843
Product development	2,554	2,536
General and administrative	4,149	4,846
Total stock-based compensation	$9,229	$9,364

As a percentage of revenue:

	Year ended December 31,
	2020	2019
Revenue:
Product revenue	67.5%	48.9%
Service revenue	32.5%	51.1%
Total revenue	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	51.7%	36.9%
Service costs (exclusive of amortization of intangible assets shown separately below)	16.1%	22.9%
Sales and marketing	16.6%	20.5%
Product development	8.8%	13.5%
General and administrative	14.0%	21.6%
Amortization of intangible assets	1.2%	2.2%
Total operating expenses	108.4%	117.6%
Loss from operations	(8.4)%	(17.6)%
Interest income	0.0%	0.3%
Interest expense	(0.2)%	—%
Other income, net	4.5%	—%
Loss before income taxes	(4.1)%	(17.3)%
Income tax expense	(0.1)%	—%
Net loss	(4.2)%	(17.3)%

Segment results (in thousands):

	Year ended December 31,		% Change
	2020	2019	2020
Segment Revenue:
Society6 Group	$138,000	$73,852	87%
Saatchi Art Group	17,063	15,773	8%
Media Group	56,998	65,331	(13)%
Total revenue	$212,061	$154,956	37%

Segment Operating Expenses:
Society6 Group(1)	$129,848	$73,542	77%
Saatchi Art Group(1)	18,626	18,265	2%
Media Group(1)	35,481	40,601	(13)%
Add:
Strategic shared services and corporate overhead(2)(3)	27,075	30,025	(10)%
Consolidated operating expenses	$211,030	$162,433	30%

Segment Operating Contribution:
Society6 Group(4)	$8,152	$310	2,530%
Saatchi Art Group(4)	(1,563)	(2,492)	37%
Media Group(4)	21,517	24,730	(13)%
Deduct:
Strategic shared services and corporate overhead(2)(3)	(27,075)	(30,025)	10%
Acquisition, disposition and realignment costs(5)	—	—	—%
Adjusted EBITDA(6)	$1,031	$(7,477)	114%

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

(2)	Strategic shared services include shared operating expenses that are not directly attributable to the operating segments, including: network operations center, marketing, business development, product development, creative, financial systems, quality assurance, software engineering, and information systems. Corporate overhead includes general and administrative support functions that are not directly attributable to the operating segments, including: executive, accounting, finance, human resources, legal, and facilities. Strategic shared services and corporate overhead excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)	Strategic shared services and corporate overhead include $7.8 million and $8.0 million in strategic shared services for the year ended December 31, 2020 and 2019, respectively, and $19.3 million and $22.0 million in corporate overhead for the year ended December 31, 2020 and 2019, respectively.

(4)	Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(5)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, and (c) other payments attributable to acquisition, disposition or corporate realignment activities, excluding contingent payments to certain key employees/equity holders of acquired businesses.

(6)	Adjusted EBITDA reflects net loss excluding interest (income) expense, income tax expense, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities. For the year ended December 31, 2020, we had $1.5 million in cost savings, which included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020) and compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), neither of which is expected to reoccur.

See Note 17 of our Notes to Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K and “Non-GAAP Financial Measures” above for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Society6 Group Revenue

Society6 Group revenue increased by $64.1 million, or 87%, to $138.0 million for the year ended December 31, 2020, as compared to $73.9 million for the year ended December 31, 2019. The increase in revenue was primarily driven by a 95% increase in direct-to-consumer (“DTC”) sales, with a 110% increase domestically and a 33% increase internationally, and a 33% increase in business-to-business (“B2B”) sales. For the year ended December 31, 2020, Society6 Group gross transaction value was $158.8 million as compared to $83.9 million in the prior year period, reflecting an increase of 89%. The increase in gross transaction value was primarily driven by a 98% increase in DTC gross transaction value, with a 113% increase domestically and a 35% increase internationally, a 35% increase in B2B gross transaction value, an 85% increase in the number of transactions and a 3% increase in average order value. The number of transactions increased 85% to 2.3 million for the year ended December 31, 2020, as compared to 1.2 million in the same period in 2019. The increase was primarily driven by an 84% increase in DTC transactions, with a 98% increase domestically and a 21% increase internationally, and an 83% increase in B2B transactions.

Saatchi Art Group Revenue

Saatchi Art Group revenue increased by $1.3 million, or 8%, to $17.1 million for the year ended December 31, 2020, as compared to $15.8 million for the year ended December 31, 2019. The increase in Saatchi Art Group revenue was primarily driven by a 53% increase in Saatchi Art revenue, partially offset by a 95% decrease in The Other Art Fair revenue. Due to the Pandemic, no live art fairs occurred for the year ended December 31, 2020, as compared to 12 fairs hosted in 2019, resulting in a decrease in The Other Art Fair revenue of $4.8 million, or 100%, partially offset by an increase of $0.2 million related to online sponsorship revenue. For the year ended December 31, 2020, Saatchi Art Group gross transaction value was $38.6 million as compared to $30.9 million in the prior year period, reflecting an increase of 24%. The increase in Saatchi Art Group gross transaction value was primarily driven by a 5% increase in the number of transactions and a 19% increase in the average order value. Gross transaction value excludes the revenue from certain transactions generated by the art fairs, which include the sales of stand space to artists at art fairs, sponsorship fees and ticket sales. The number of transactions increased 5% to 32,209 for the year ended December 31, 2020, as compared to 30,703 in the same period in 2019, primarily due to increases in Saatchi Art transactions.

Media Group Revenue

Media Group revenue decreased by $8.3 million, or 13%, to $57.0 million for the year ended December 31, 2020, as compared to $65.3 million for the year ended December 31, 2019. The decline in revenue was attributable to a decline in revenue from the Hearst Transaction and Livestrong.com and a decrease in visits, partially offset by an increase in revenue in OnlyInYourState, which we acquired in February 2019, and an increase in RPV. The decrease in visits was primarily driven by the Hearst Transaction, and a decrease in Livestrong.com visits, partially offset by growth in visits for Well+Good and OnlyInYourState. Revenue across our media portfolio was impacted by a pullback from many advertisers that had cancelled or delayed ad buys while assessing the impacts of the Pandemic for their businesses. As of April 25, 2020, we are no longer including visits to the sites migrated to Hearst in the Hearst Transaction. On an as reported basis, Google Analytics data shows visits decreased by 26% to 2,109 million visits in the year ended December 31, 2020 as compared to 2,847 million visits in the year ended December 31, 2019. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, Google Analytics data shows visits decreased by 14% to 1,935 million visits in the year ended December 31, 2020 as compared to 2,262 million visits in the year ended December 31, 2019, primarily due to a decline in Livestrong.com visits. On an as reported basis, RPV, calculated using visits per Google Analytics, increased by 18%, to $27.02 in the year ended December 31, 2020 from $22.95 in the year ended December 31, 2019. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, RPV, calculated using visits per Google Analytics, increased by 2%, to $29.45 in the year ended December 31, 2020 from $28.89 in the year ended December 31, 2019.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Year ended December 31,		% Change
	2020	2019	2020
Product costs (exclusive of amortization of intangible assets)	$109,610	$57,104	92%
Service costs (exclusive of amortization of intangible assets)	34,173	35,509	(4)%
Sales and marketing	35,122	31,719	11%
Product development	18,764	20,880	(10)%
General and administrative	29,753	33,433	(11)%
Amortization of intangible assets	2,454	3,353	(27)%

Product Costs

Product costs for the year ended December 31, 2020 increased by $52.5 million, or 92%, to $109.6 million compared to product costs of $57.1 million for the year ended December 31, 2019, primarily due to an increase in Society6 Group revenue.

Service Costs

Service costs for the year ended December 31, 2020 decreased by approximately $1.3 million, or 4%, to $34.2 million compared to $35.5 million for the year ended December 31, 2019. The decrease was primarily due to decreases of $1.6 million related to content renovation costs, $1.5 million in venue and event costs, and $0.2 million in travel and entertainment costs, partially offset by increases of $1.1 million in original shipping costs, $0.6 million in depreciation expense and $0.5 million in personnel and related costs.

Sales and Marketing

Sales and marketing expenses increased by $3.4 million, or 11%, to $35.1 million for the year ended December 31, 2020 from $31.7 million for the year ended December 31, 2019. The increase was primarily due to increases of $4.3 million in marketing expenses in connection with the increases in revenue, partially offset by decreases of $0.6 million in personnel and related costs and $0.5 million in travel and entertainment costs.

Product Development

Product development expenses decreased by $2.1 million, or 10%, to $18.8 million for the year ended December 31, 2020 compared to $20.9 million for the year ended December 31, 2019. The decrease was primarily due to decreases of $1.7 million in personnel and related costs, $0.4 million in travel and entertainment costs, and $0.2 million in consulting services, partially offset by increases of $0.2 million in licensing and support costs.

General and Administrative

General and administrative expenses decreased by $3.7 million, or 11%, to $29.8 million for the year ended December 31, 2020 compared to $33.4 million for the year ended December 31, 2019. The decrease was primarily attributable to actions taken in light of the Pandemic, with decreases of $1.6 million in personnel and related costs, $0.7 million in travel and entertainment costs, and $0.4 million in board fees. The decrease was also due to decreases of $0.6 million in depreciation expense, $0.5 million in consulting services, and $0.3 million associated with strategic review costs, including fees of legal, financial and other advisors, partially offset by increases of $0.3 million in facilities costs.

Amortization of Intangibles

Amortization expense for the year ended December 31, 2020 decreased by $0.9 million, or 27%, to $2.5 million compared to $3.4 million for the year ended December 31, 2019. The decrease is primarily due to a decrease in amortization expense from intangible assets completing their useful life.

Interest Income (Expense), Net

Net interest expense for the year ended December 31, 2020 increased by $0.5 million, to $0.3 million compared to $0.2 million in net interest income for the year ended December 31, 2019. The increase is primarily related to interest expense on our credit facility.

Other Income, Net

Net other income for the years ended December 31, 2020 and 2019 was $9.4 million and less than $0.1 million, respectively. The net other income is primarily attributable to the $9.3 million gain related to the Hearst Transaction.

Income Tax Expense

During each of the years ended December 31, 2020 and 2019 we recorded an income tax expense of $0.1 million, primarily due to minimal state income tax expense, partially offset by the deferred tax benefit recognized from temporary differences related to amortization from intangibles.

Segment Results

Society6 Group Operating Expenses and Operating Contribution

Society6 Group operating expenses for the year ended December 31, 2020 increased by $56.3 million, or 77%, to $129.8 million, as compared to $73.5 million in the same period in 2019. The increase was primarily due to increases in

Society6 Group revenue, which drove an increase of $49.2 million in cost of products, $5.5 million in marketing costs, $0.7 million in consulting fees, and $0.5 million in personnel and related costs. Society6 Group operating contribution was $8.2 million for the year ended December 31, 2020, as compared to $0.3 million for the year ended December 31, 2019.

Saatchi Art Group Operating Expenses and Operating Contribution

Saatchi Art Group operating expenses for the year ended December 31, 2020 increased by $0.3 million, or 2%, to $18.6 million, as compared to $18.3 million in the same period in 2019. The increase was primarily due to increases in Saatchi Art revenue, which drove an increase of $1.3 million in product costs, partially offset by decreases in expenses related to The Other Art Fair, with decreases of $0.4 million in travel and entertainment costs, $0.3 million in personnel and related costs, $0.2 million in consulting fees, and $0.2 million in marketing costs. Saatchi Art Group operating contribution was ($1.6) million for the year ended December 31, 2020 as compared to ($2.5) million for the year ended December 31, 2019.

Media Group Operating Expenses and Operating Contribution

Media Group operating expenses for the year ended December 31, 2020 decreased by $5.1 million, or 13%, to $35.5 million, as compared to $40.6 million in the same period in 2019. The decrease was primarily due to decreases of $1.4 million in personnel and related costs, $1.2 million in content fees, $0.9 million in marketing costs, $0.5 million in travel and entertainment costs, $0.5 million in cost of sales, $0.2 million in professional fees, $0.2 million in office supplies, partially offset by an increase of $0.7 million in facilities. Media Group operating contribution was $21.5 million for the year ended December 31, 2020, as compared to $24.7 million for the year ended December 31, 2019.

Strategic Shared Services and Corporate Overhead

Strategic shared services and corporate overhead for the year ended December 31, 2020 decreased by $2.9 million, or 10%, to $27.1 million, as compared to $30.0 million in the same period in 2019. The decrease was primarily due to decreases of $1.6 million in personnel and related costs, $0.8 million in travel and entertainment costs, $0.6 million in consulting fees, $0.3 million in board fees, and $0.3 million associated with strategic review costs, including fees of legal, financial and other advisors. These savings were partially offset by increases of $0.2 million in software licensing costs. For the year ended December 31, 2020, we had $1.0 million and $1.1 million in costs related to the strategic review and stockholder activist-related costs, respectively, as compared to $1.3 million and $1.1 million for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had $67.1 million of cash and cash equivalents.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the issuance of stock and the disposition of businesses and certain non-core media properties.

In February 2019, we acquired substantially all of the assets of Only In Your State, LLC for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In February 2020, we paid a total of $0.04 million to the sellers, net of $0.01 million related to post-closing indemnification obligations pursuant to the purchase agreement. In June 2018, we acquired Well+Good for an initial payment of $12.3 million in cash, comprised of a $10.0 million purchase price and an additional $2.3 million after giving effect to working capital adjustments as of the closing date. Of the aggregate $12.3 million in cash paid at closing, $0.8 million was held back to secure post-closing indemnification obligations of the sellers and/or post-closing adjustments to the purchase price. In May and June 2019, we paid $0.6 million of the $0.8 million held back and $0.2 million was included as a working capital adjustment pursuant to the purchase agreement. In addition, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and any estimated deferred compensation expense for future periods accrues and is included in other liabilities in our consolidated balance sheet. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement based on fiscal year 2018 results. No amounts were paid based on fiscal year 2019 or 2020. In May 2017, we acquired Deny Designs for total consideration of $12.0 million, including $6.7 million in cash paid at closing, approximately 215,000 shares of Leaf Group common stock valued at approximately $1.7 million and $3.6 million of contingent consideration payable annually in three equal installments on the first through third anniversaries of the closing date, subject to reduction in certain circumstances. The May 2018, May 2019, and May 2020 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million, $1.2 million, and $1.2 million, respectively. The final installment has been paid and no further liability remains as of December 31, 2020.

On December 14, 2020, we completed an underwritten registered public offering of 8,216,750 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $4.20 per share. We received aggregate net proceeds from the offering of $31.9 million, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the offering will be used for working capital and general corporate purposes.

We currently have a shelf registration statement on file with the SEC that is effective until October 26, 2023, which we may use to offer and sell equity securities with an aggregate offering value not to exceed $100.0 million. Subsequent to the registered public offering in December 2020, the aggregate offering value remaining on our shelf registration statement is approximately $65.5 million.

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

As of December 31, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $6.8 million as of December 31, 2020. We are in compliance with all restrictions and have met all debt payment obligations as of December 31, 2020.

Paycheck Protection Program Loan. On April 20, 2020, we entered into the Promissory Note with Silicon Valley Bank and Silicon Valley Bank agreed to make available to us the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022 (the “Maturity Date”). No payments are due on the PPP Loan until September 20, 2021, although interest will accrue during the deferment period. Beginning September 20, 2021, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. On November 30, 2020, we filed an application seeking forgiveness of the PPP Loan. On January 27, 2021, we received notification from SVB that our loan forgiveness application has been submitted to the SBA. While we believe we used the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium. The Promissory Note also provides for customary events of default, including, among others, events of default relating to failure to make payments, bankruptcy, breaches of representations, and material adverse effects. Additionally, the Promissory Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. We did not provide any collateral or personal guarantees for the PPP Loan, nor did we pay any facility charge to the government or to Silicon Valley Bank. Additionally, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness under our existing revolving credit facility.

Asset Sale to Hearst Newspapers. On April 24, 2020, we entered into the Agreement with Hearst, pursuant to which we sold the Hearst Sites that had been hosting the Hearst Content to Hearst for $9.5 million, of which $4.0 million was paid at signing. The balance of $5.5 million was paid on August 21, 2020, upon completion of the migration of the Hearst Content to servers controlled by Hearst. In addition, the Agreement contemplates that, for a three-year initial term, we will provide certain content and web services in connection with the management of the Hearst Content, for which we will be paid certain fees for the content and web services provided and a revenue share based on the net revenue from the Hearst Sites.

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

Since our inception, we have used cash and stock to make strategic acquisitions to grow our business, including the recent acquisition of OnlyInYourState in February 2019. We have also generated cash by disposing of certain businesses. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased $4.9 million of our common stock. We have not initiated any repurchases of our common stock since December 2016, and are not currently making repurchases. As of December 31, 2020, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major sources and (uses) of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$11,354	$(4,270)
Net cash provided by (used in) investing activities	$1,976	$(8,876)
Net cash provided by financing activities	$35,946	$340

Cash Flows from Operating Activities

Year ended December 31, 2020

Net cash provided by operating activities for the year ended December 31, 2020 was $11.4 million, an increase of $15.6 million compared to the year ended December 31, 2019. The net cash provided is a result of our net loss during the period of $8.9 million, offset by $12.5 million in non-cash charges and an increase of $7.8 million related to our net working capital. The adjustments for non-cash charges were primarily related to stock-based compensation, depreciation and amortization, partially offset by the gain on the Hearst Transaction. The increase in working capital during the year ended December 31, 2020 was primarily due to ordinary course variances in the timing of collections and payments and the accelerated growth of our Society6 Group business.

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

Cash Flows from Investing Activities

Year ended December 31, 2020

Net cash provided by investing activities was $2.0 million for the year ended December 31, 2020. The net cash provided by investing activities resulted from $9.5 million in proceeds received from the Hearst Transaction, partially offset by $7.4 million in cash used to purchase property and equipment and $0.2 million in cash used to purchase intangible assets.

Year ended December 31, 2019

Net cash used in investing activities was $8.9 million for the year ended December 31, 2019. Cash used in investing activities for the year ended December 31, 2019 included $7.0 million related to investments in property and equipment and $1.9 million paid for the acquisition of OnlyInYourState.

Cash Flows from Financing Activities

Year ended December 31, 2020

Net cash provided by financing activities was $35.9 million during the year ended December 31, 2020. The net cash provided by financing activities primarily comprised of $32.2 million in net proceeds from the issuance of our common stock in connection with our public offering in December 2020 and $7.1 million received from the PPP Loan, partially offset by $2.4 million in cash used related to taxes paid on vesting of restricted stock units and $0.9 million in cash used for deferred consideration paid related to the acquisition of Deny Designs.

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

Off Balance Sheet Arrangements

As of December 31, 2020, we did not have any off balance sheet arrangements.

Capital Expenditures

For the years ended December 31, 2020 and 2019, we used $7.4 million and $7.0 million, respectively, in cash to fund capital expenditures to create internally developed software, fund leasehold improvements and purchase servers, IT equipment and fixtures and fittings. We currently anticipate making capital expenditures between $6.0 million and $8.0 million during the year ending December 31, 2021.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2020 (in thousands):

	Less than	1-3	3-5
	1 year	years	years	Total
Operating lease obligations	$4,066	$7,487	$1,335	$12,888
Finance lease obligations	97	181	25	303
Debt obligations	7,614	3,662	100	11,376
Total contractual obligations	$11,777	$11,330	$1,460	$24,567

Included in operating lease obligations are agreements to lease our primary office space in Santa Monica, California and other locations under various operating leases that have non-cancelable periods ending between October 2021 and July 2024. The lease for our Santa Monica facility expires in July 2024. We entered into a lease in 2019 for our New York facility that is also included in operating lease obligations and expires in September 2023.

At December 31, 2020, we had cash collateralized standby letters of credit for approximately $0.8 million associated with our Santa Monica lease and New York lease.

During the year ended December 31, 2018, as a result of the acquisition of Well+Good, we agreed to pay certain key employees/equity holders of Well+Good deferred compensation targeted at $9.0 million, payable over a three year period upon the achievement of certain operating targets through the end of the 2020 fiscal year, subject to reduction, increase and acceleration in certain circumstances. The deferred compensation is considered post-combination consideration and is being expensed over the service period in the consolidated statements of operations. In February 2019, deferred compensation of $1.9 million was paid to certain key employees/equity holders of Well+Good in accordance with the purchase agreement based on fiscal year 2018 results. No amounts were paid based on fiscal year 2019 or 2020.

During the year ended December 31, 2017, as part of the acquisition of Deny Designs, we recorded contingent consideration of $3.6 million, payable annually in three equal installments on the first through third anniversary of the closing date, subject to reduction in certain circumstances. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts will be adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our consolidated statements of operations. The May 2018, May 2019, and May 2020 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million, $1.2 million, and $1.2 million, respectively. The final installment has been paid and no further liability remains as of December 31, 2020.

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

As of December 31, 2020, we have three reporting units, Society6 Group, Saatchi Art Group, and Media Group. For the year ended December 31, 2020, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2020. As of our assessment date of October 1, 2020, the fair value substantially exceeded its carrying value for each reporting unit tested. We may be required to record goodwill impairment charges in future periods.

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

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We did not recognize any impairment loss for long-lived assets for the years ended December 31, 2020 and 2019. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Concentrations of Credit Risk

As of December 31, 2020, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	Year ended December 31,
	2020	2019
Google Inc.	17%	21%

Interest Rate Risk

We had cash and cash equivalents of $67.1 million as of December 31, 2020, primarily invested in money market mutual funds. The cash and cash equivalents are held primarily for working capital purposes and pursuing new business opportunities through potential acquisitions. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Any borrowings under our credit facility bear interest at floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. As of December 31, 2020, we had $4.0 million borrowings outstanding under our credit facility at an interest rate of 5.25%. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. As of December 31, 2020, we had $7.1 million of borrowings outstanding under the PPP Loan. We do not have any other material long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2020, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders (the “2021 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements:

The following consolidated financial statements are included in this Annual Report on Form 10-K on the pages indicated:

1

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1

Purchase Agreement, dated June 5, 2018, by and among Leaf Group Ltd., Well+Good LLC and the Sellers set forth therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018)

2.2

Asset Purchase Agreement, dated May 1, 2017, by and among the Company, Deny Designs, a Colorado corporation, and Dustin Nyhus (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2017)

2.3

Asset Sale and Service Agreement, dated April 24, 2020, by and among Leaf Group Ltd. and Hearst Newspapers, a division of Hearst Communications, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020)

3.1

Amended and Restated Certificate of Incorporation of Leaf Group Ltd., as amended effective November 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

3.2		Amended and Restated Bylaws of Leaf Group Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2020)
4.1		Form of Leaf Group Ltd. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016)
4.2

Description of the Registrant’s Securities Registered Pursuant to the Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020)

10.1	†

Form of Indemnification Agreement entered into by and between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.01 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168612) filed with the SEC on October 12, 2010)

Exhibit No.		Description of Exhibit
10.2	†

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

Amendment to Second Amended and Restated Employment Agreement between the Company and Brian Pike, dated as of April 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)

10.11	†

Second Amended and Restated Employment Agreement between the Company and Brian Pike, dated as of March 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019)

10.12	†	Amended and Restated Employment Agreement between the Company and Brian Gephart, dated as of October 16, 2020 (filed herewith)
10.13	†	Outside Director Compensation Program (updated as of October 2020) (filed herewith)
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

Exhibit No.		Description of Exhibit
10.16

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

10.17

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

32.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS		Inline XBRL Instance Document (filed herewith)
101.SCH		Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith)

	†	Indicates management contract or compensatory plan, contract or arrangement.

(c)	Financial Statement Schedule:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF GROUP LTD.

By:	/s/ SEAN MORIARTY
SEAN MORIARTY
Chief Executive Officer

Date: February 25, 2021

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean Moriarty and Brian Gephart, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, solely for the purposes of filing any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SEAN MORIARTY	Chief Executive Officer and Director	February 25, 2021
Sean Moriarty	(Principal Executive Officer)

/S/ BRIAN GEPHART	Chief Financial Officer	February 25, 2021
Brian Gephart	(Principal Financial and Accounting Officer)

/S/ DEBORAH A. BENTON	Chair of the Board	February 25, 2021
Deborah A. Benton

/S/ BEVERLY K. CARMICHAEL	Director	February 25, 2021
Beverly K. Carmichael

/S/ SUZANNE HOPGOOD	Director	February 25, 2021
Suzanne Hopgood

/S/ ROB KROLIK	Director	February 25, 2021
Rob Krolik

/S/ HAROLD LOGAN	Director	February 25, 2021
Harold Logan

/S/ JENNIFER SCHULZ	Director	February 25, 2021
Jennifer Schulz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Leaf Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Leaf Group Ltd. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Reporting Unit Reallocation —Refer to Notes 2, 6 and 17 to the financial statements

Critical Audit Matter Description

The Company’s chief operating decision maker (“CODM”) realigned the operational structure during the year resulting in changes to its Marketplaces and Media reportable and operating segments and reporting units. The CODM realigned the operational structure to separate the Marketplaces segment into two separate reportable and operating segments, Society6 Group and Saatchi Art Group, and the Media reportable and operating segment was renamed the Media Group. The three reportable and operating segments now represent three reporting units used in the goodwill impairment testing. The Company evaluates its reporting units when changes in its operating structure occur, and if necessary, reassigns goodwill using a relative fair value allocation approach. The Company used both an income approach and market approach to estimate the relative fair value of its reporting units. Management made significant estimates and assumptions in valuing the reporting units, which included, but were not limited to, revenue growth rates and operating margins, future expected cash flows, market comparables and discount rates. As of September 30, 2020, the Marketplaces goodwill balance of $17.1 million was reallocated using the relative fair value method with $14.8 million allocated to the Society6 Group reporting unit and $2.4 million allocated to the Saatchi Art Group reporting unit.

Given the significant subjective judgments made by management to determine forecasted revenue growth rates and operating margins used to determine the relative fair value of, and goodwill allocated to, the Society6 Group and Saatchi Art Group reporting units, performing audit procedures to evaluate the reasonableness of management’s forecasted future revenue growth rates and operating margins required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of future revenue growth rates and operating margins used by management to estimate the fair value of the Society6 Group and Saatchi Art Group reporting units included the following, among others:

●	We tested the effectiveness of controls over management’s segment reorganization and goodwill reallocation, including those over the determination of the fair value of the Society6 Group and Saatchi Art Group reporting units, such as controls related to management’s review of the forecast of future revenue growth rates and operating margins.

●	We evaluated management’s ability to accurately forecast future revenue growth rates and operating margins by comparing actual results to management’s historical forecasts.

●	Due to the subjectivity surrounding management’s ability to achieve operational plans through traffic and new customers to grow the business and cost control strategies, we evaluated the reasonableness of management’s revenue growth rate and operating margin forecast by comparing the forecasts to (1) the historical operating results of the Company’s Society6 Group and Saatchi Art Group reporting units, (2) internal communications to management and the board of directors, (3) external communications made by management to analysts and investors, and (4) industry reports containing analyses of the Company’s and its competitors’ products.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 25, 2021

We have served as the Company's auditor since 2018.

Leaf Group Ltd. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$67,080	$18,106
Accounts receivable, net	13,135	14,402
Prepaid expenses and other current assets	4,358	2,555
Total current assets	84,573	35,063
Property and equipment, net	14,789	13,797
Operating lease right-of-use assets	10,266	12,645
Intangible assets, net	10,784	12,589
Goodwill	19,295	19,465
Other assets	1,220	1,044
Total assets	$140,927	$94,603

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,515	$7,825
Accrued expenses and other current liabilities	25,876	21,291
Deferred revenue	3,609	2,464
Debt, current	7,614	4,000
Total current liabilities	50,614	35,580
Deferred tax liability	115	63
Operating lease liabilities	7,943	10,863
Debt, non-current	3,762	—
Other liabilities	190	287
Total liabilities	62,624	46,793
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 37,351 and 35,696 shares issued and outstanding at December 31, 2020 and 27,938 and 26,283 shares issued and outstanding at December 31, 2019	4	3
Additional paid-in capital	601,687	562,332
Treasury stock at cost, 1,655 shares at December 31, 2020 and December 31, 2019	(35,706)	(35,706)
Accumulated other comprehensive loss	(23)	(20)
Accumulated deficit	(487,659)	(478,799)
Total stockholders’ equity	78,303	47,810
Total liabilities and stockholders’ equity	$140,927	$94,603

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2020	2019
Revenue:
Product revenue	$143,150	$75,795
Service revenue	68,911	79,161
Total revenue	212,061	154,956
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	109,610	57,104
Service costs (exclusive of amortization of intangible assets shown separately below)	34,173	35,509
Sales and marketing	35,122	31,719
Product development	18,764	20,880
General and administrative	29,753	33,433
Amortization of intangible assets	2,454	3,353
Total operating expenses	229,876	181,998
Loss from operations	(17,815)	(27,042)
Interest income	28	265
Interest (expense)	(371)	(40)
Other income, net	9,420	40
Loss before income taxes	(8,738)	(26,777)
Income tax (expense)	(122)	(61)
Net loss	$(8,860)	$(26,838)

Net loss per share—basic and diluted	$(0.32)	$(1.03)
Weighted average number of shares—basic and diluted	27,305	25,960

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2020	2019
Net loss	$(8,860)	$(26,838)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(3)	32
Comprehensive loss	$(8,863)	$(26,806)

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2018	25,483	$3	$554,403	$(35,706)	$(52)	$(451,961)	$66,687
Issuance of stock under employee stock awards and other	800	—	761	—	—	—	761
Tax withholdings related to vesting of share-based payments	—	—	(2,661)	—	—	—	(2,661)
Stock-based compensation expense	—	—	9,829	—	—	—	9,829
Foreign currency translation adjustment	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	(26,838)	(26,838)
Balance at December 31, 2019	26,283	3	562,332	(35,706)	(20)	(478,799)	47,810
Issuance of stock under employee stock awards and other	1,196	—	55	—	—	—	55
Tax withholdings related to vesting of share-based payments	—	—	(2,442)	—	—	—	(2,442)
Stock-based compensation expense	—	—	9,836	—	—	—	9,836
Issuance of common stock in connection with follow-on public offering, net of offering costs	8,217	1	31,906	—	—	—	31,907
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(8,860)	(8,860)
Balance at December 31, 2020	35,696	$4	$601,687	$(35,706)	$(23)	$(487,659)	$78,303

The accompanying notes are an integral part of these consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(8,860)	$(26,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,617	10,111
Non-cash lease expense	2,836	2,063
Deferred income taxes	52	(23)
Stock-based compensation	9,229	9,364
Gain from sale of asset	—	(24)
Gain from sale of business	(9,300)	—
Other	26	173
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	1,343	(1,938)
Prepaid expenses and other current assets	(1,864)	1,473
Other long-term assets	89	112
Operating lease ROU assets and liabilities	(2,955)	(2,527)
Accounts payable	5,680	6,362
Accrued expenses and other liabilities	4,316	(2,927)
Deferred revenue	1,145	349
Net cash provided by (used in) operating activities	11,354	(4,270)
Cash flows from investing activities
Purchases of property and equipment	(7,361)	(6,997)
Purchases of intangible assets	(163)	(3)
Proceeds from sale of assets	—	24
Proceeds from sale of business	9,500	—
Cash paid for acquisitions, net of cash acquired	—	(1,900)
Net cash provided by (used in) investing activities	1,976	(8,876)
Cash flows from financing activities
Proceeds from promissory note	7,144	—
Borrowings from revolving line of credit	—	4,000
Proceeds from exercises of stock options and purchases under ESPP	55	761
Net proceeds from issuance of common stock	32,200	—
Taxes paid on net share settlements of restricted stock units	(2,442)	(2,661)
Cash paid for acquisition holdback	(36)	(625)
Cash paid for contingent consideration liability	(856)	(934)
Cash paid for debt issuance costs	(38)	(110)
Other	(81)	(91)
Net cash provided by financing activities	35,946	340
Effect of foreign currency on cash, cash equivalents and restricted cash	(38)	(3)
Change in cash, cash equivalents and restricted cash	49,238	(12,809)
Cash, cash equivalents and restricted cash, beginning of period	19,126	31,935
Cash, cash equivalents and restricted cash, end of period	$68,364	$19,126

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$67,080	$18,106
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	1,148	884
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$68,364	$19,126

Supplemental disclosure of cash flows
Cash paid for interest	$244	$27
Cash paid for taxes	$84	$66

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

Society6 Group

Through our Society6 Group segment, we operate leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Our made-to-order marketplaces, consisting of Society6.com (“Society6”) and our wholesale channel (collectively, “Society6 Group”), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category.

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

Media Group

Our Media Group segment brands educate and entertain consumers across a wide variety of life topics, including the popular “fitness and wellness” and “home and design” verticals. In the “fitness and wellness” vertical, our leading brands include Well+Good and Livestrong.com which aim to inspire people to lead healthier lives. In the “home and design” vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 55 other brands focused on specific categories or interests that we either own and operate or host and operate for our partners.

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

We continue to closely monitor the effects of the COVID-19 pandemic (the “Pandemic”), its spread and the resulting global implications and effects. To date, the Pandemic has been most challenging for our media business due to decreased marketing spending from affected customers, and for our The Other Art Fair business, as we have cancelled all 14 art fairs originally scheduled for 2020. At the same time, we have seen that the Pandemic has provided a boost to our Society6 Group and Saatchi Art Group businesses. As the Pandemic continues to spread in the United States and elsewhere, we cannot predict what ultimate impact the Pandemic will have on our operations, which depend on future developments, many of which are outside of our control, highly uncertain and cannot be predicted with confidence, including the duration of the Pandemic, new information which may emerge concerning the severity of the Pandemic, the time it takes for an effective treatment and/or a vaccine for COVID-19 to become widely available, and the scope and duration of preventative and protective actions that federal, state and local governments or we may direct, all of which may result in an extended period of continued business impacts. Due to the economic climate attributable to the Pandemic, we may also experience slowed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods.

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

Service Revenue

Society6 Group

Service revenue includes advertising revenue generated from advertisements displayed on our website.

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

Advertising Costs

Advertising costs are expensed as incurred and generally consist of internet based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our consolidated statements of operations. Advertising expense, not including customer acquisition marketing costs, was $4.5 million and $4.9 million for the years ended December 31, 2020 and 2019, respectively.

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

We have operating leases primarily for office space facilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases have remaining lease terms of one year to four years, some of which include options to extend the leases for up to five years or to terminate the leases within one year. Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2020, finance leases were not material.

Product Development and Software Development Costs

Product development expenses consist primarily of expenses incurred in research and development, software engineering and web design activities and related personnel compensation to create, enhance and deploy our software infrastructure. Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. The net book value of capitalized software development costs is $10.8 million (net of $21.2 million accumulated amortization) and $9.8 million (net of $15.6 million accumulated amortization) as of December 31, 2020 and 2019, respectively.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax expense provision in the accompanying consolidated statements of operations.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Restricted stock units (“RSUs”) are considered outstanding common shares and included in the computation of basic net loss per share as of the date that all necessary conditions of vesting are satisfied. RSUs, stock options and stock issued pursuant to the ESPP are excluded from the diluted net loss per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2020 and 2019, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist primarily of checking accounts, money market accounts, and short-term certificates of deposit.

Accounts Receivable

Accounts receivable primarily consist of amounts due from:

●	Third parties who provide advertising services to our owned and operated media properties in exchange for a share of the underlying advertising revenue. Accounts receivable from third parties are recorded as the amount of the revenue share as reported to us by the advertising networks;
●	Third-party brands, publishers, and advertisers who engage us to create and publish content in a wide variety of formats, including videos, articles, and designed visual formats;
●	Direct advertisers who engage us to deliver branded advertising impressions. Accounts receivable from direct advertisers are recorded at negotiated advertising rates (customarily based on advertising impressions) and as the related advertising is delivered over our owned and operated media properties;
●	Partners who syndicate our content over their websites in exchange for a share of related advertising revenue. Accounts receivable from these partners are recorded as the revenue share as reported by the underlying partners;
●	Credit card processors who facilitate the settlement of electronic payments from our marketplaces customers. Accounts receivable from credit card processors are typically received into our accounts at financial institutions within three business days; and
●	Third-party retail customers who purchase product through the wholesale channel of our marketplaces business.

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

The allowance for doubtful account activity is as follows (in thousands):

	Balance at	Charged to		Balance at
	beginning of	costs and	Write-offs, net	end of
	period	expenses	of recoveries	period
December 31, 2020	$450	$(7)	$(67)	$376
December 31, 2019	$287	$357	$(194)	$450

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

We continue to perform evaluations of our existing content library to identify potential improvements in our content creation and distribution platform. As a result of these evaluations, we elected to remove certain content units from our content library, resulting in less than $0.1 million of related accelerated amortization expense in each of the years ended December 31, 2020 and 2019. The net book value of capitalized media content is $0.1 million (net of $86.0 million accumulated amortization) and $0.2 million (net of $91.3 million accumulated amortization) as of December 31, 2020 and 2019, respectively.

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

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We did not recognize any impairment loss for long-lived assets for the years ended December 31, 2020 and 2019. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. We reorganized our segments in the third quarter of 2020, which resulted in separating one of our reporting units, Marketplaces, into two, Society6 Group and Saatchi Art Group. We evaluate our reporting units when changes in our operating structure occur, and reassign goodwill using a relative fair value allocation approach. As of December 31, 2020, we have three reporting units: Society6 Group, Saatchi Art Group, and Media Group.

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

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts that are refundable. Deferred revenue includes payments received from sales of our products within the Society6 Group segment prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the years ended December 31, 2020 and 2019, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying consolidated statements of operations were not significant.

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

3. Revenue Recognition

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Year ended December 31,
	2020	2019
Product revenue
Society6 Group	$137,681	$73,478
Saatchi Art Group	5,468	2,309
Media Group	1	8
Total product revenue	143,150	75,795
Service revenue
Society6 Group	319	374
Saatchi Art Group	11,595	13,464
Media Group	56,997	65,323
Total service revenue	68,911	79,161
Total revenue	$212,061	$154,956

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products within the Society6 Group segment prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the year ended December 31, 2020, we recognized $2.3 million of revenues that were included in the deferred revenue balance as of December 31, 2019.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Computers and other related equipment	$11,860	$11,333
Purchased and internally developed software	40,832	34,008
Furniture and fixtures	1,514	1,514
Leasehold improvements	6,795	6,795
Machinery and related equipment	782	569
	61,783	54,219
Less accumulated depreciation	(46,994)	(40,422)
Property and equipment, net	$14,789	$13,797

At December 31, 2020 and 2019, total software under finance lease obligations was $3.8 million and was fully amortized. Amortization expense for assets under finance lease obligations was not material for the years ended December 31, 2020 and 2019.

Depreciation expense for the periods shown is classified as follows (in thousands):

	Year ended December 31,
	2020	2019
Product costs	$2,006	$1,604
Service costs	4,441	3,809
Sales and marketing	42	30
Product development	59	59
General and administrative	615	1,256
Total depreciation	$7,163	$6,758

As a result of the shortening our estimated useful lives for certain assets, we recorded accelerated depreciation expense of less than $0.1 million for each of the years ended December 31, 2020 and 2019.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2020
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$4,003	$(3,618)	$385	3.7
Artist relationships	12,237	(11,566)	671	4.1
Media content	86,164	(86,048)	116	5.1
Technology	6,204	(6,204)	—	4.6
Non-compete agreements	25	(25)	—	3.0
Trade names	18,946	(9,334)	9,612	9.9
Total intangible assets	$127,579	$(116,795)	$10,784

	December 31, 2019
	Gross carrying	Accumulated	Net carrying	Weighted average
	amount	amortization	amount	useful life (years)
Customer relationships	$4,003	$(3,074)	$929	3.7
Artist relationships	12,230	(11,336)	894	4.1
Media content	91,491	(91,333)	158	5.1
Technology	6,204	(6,156)	48	4.6
Non-compete agreements	25	(25)	—	3.0
Trade names	18,276	(7,716)	10,560	9.9
Total intangible assets	$132,229	$(119,640)	$12,589

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Total amortization expense for the periods shown below includes (in thousands):

	Year ended December 31,
	2020	2019
Service costs	$44	$118
Sales and marketing	767	1,177
Product development	69	474
General and administrative	1,574	1,584
Total amortization	$2,454	$3,353

Service costs for the years ended December 31, 2020 and 2019 include an accelerated amortization charge of less than $0.1 million, as a result of the removing certain content assets from service.

Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years as of December 31, 2020 is as follows (in thousands):

Estimated
Amortization
Year ending December 31,
2021	$2,078
2022	$1,837
2023	$1,568
2024	$1,290
2025	$1,171
Thereafter	$2,840

6. Goodwill

The following table presents the changes in our goodwill balance (in thousands):

	Society6 Group	Saatchi Art Group	Marketplaces	Media Group	Total

Balance at December 31, 2018	$—	$—	$17,110	$2,325	$19,435
Foreign currency impact	—	—	30	—	30
Balance at December 31, 2019	—	—	17,140	2,325	19,465
Foreign currency impact	—	51	(21)	—	30
Dispositions	—	—	—	(200)	(200)
Reallocation among new reporting units	14,757	2,362	(17,119)	—	—
Balance at December 31, 2020	$14,757	$2,413	$—	$2,125	$19,295

We reorganized our segments in the third quarter of 2020, which resulted in separating one of our reporting units, Marketplaces, into two, Society6 Group and Saatchi Art Group. We evaluate our reporting units when changes in our operating structure occur, and reassign goodwill using a relative fair value allocation approach. As of December 31, 2020, we have three reporting units: Society6 Group, Saatchi Art Group, and Media Group.

For the year ended December 31, 2020, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2020. The fair value of our reporting units is determined using both an income approach and market approach. As of our assessment date of October 1, 2020, the fair value substantially exceeded its carrying value for each reporting unit tested.

For the year ended December 31, 2019, we elected to perform a step one impairment analysis as part of our annual goodwill impairment test and determined that there was no impairment charge for the year ended December 31, 2019. The fair value of our reporting units is determined using both an income approach and market approach.

We recorded a goodwill reduction in the Media Group reporting unit of $0.2 million in connection with the sale of content to Hearst Newspapers, a division of Hearst Communications, Inc. (“Hearst”) on April 24, 2020. Refer to Note 16 for additional information.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued payroll and related items	$3,897	$3,841
Artist payables	7,908	5,640
Accrued product costs	2,718	1,678
Operating lease liabilities	3,195	2,772
Contingent liabilities	—	1,087
Other	8,158	6,273
Accrued expenses and other current liabilities	$25,876	$21,291

As part of the acquisition of Deny Designs in May 2017, contingent consideration of up to $3.6 million was payable to the seller annually in three equal installments on the first through third anniversary of the closing date. The contingent consideration was valued at $2.8 million as of the acquisition date based on time value, discount rate, and the estimated probability of achieving the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability are recorded to income or expense in our consolidated statement of operations. The May 2018, May 2019, and May 2020 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million, $1.2 million, and $1.2 million, respectively. The final installment has been paid and no further liability remains as of December 31, 2020.

8. Debt

Current and non-current debt consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Current debt
Credit facility	$4,000	$4,000
PPP loan	3,572	—
Other	42	—
Total current debt	7,614	4,000
Non-current debt
PPP loan	3,572	—
Other	190	—
Total non-current debt	3,762	—
Total debt	$11,376	$4,000

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

As of December 31, 2020, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $6.8 million as of December 31, 2020. We are in compliance with all restrictions and have met all debt payment obligations as of December 31, 2020.

Paycheck Protection Program Loan

On April 20, 2020, we entered into a Promissory Note (the “Promissory Note”) with Silicon Valley Bank and Silicon Valley Bank agreed to make available to us a loan in the amount of $7.1 million (the “PPP Loan”) under the SBA Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022 (the “Maturity Date”). No payments are due on the PPP Loan until September 20, 2021, although interest of 1.0% per annum will accrue during the deferment period. Beginning September 20, 2021, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. On November 30, 2020, we filed an application seeking forgiveness of the PPP Loan. On January 27, 2021, we received notification from SVB that our loan forgiveness application has been submitted to the SBA. While we believe we used the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium.

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

As of December 31, 2020, we had $7.1 million of borrowings outstanding under the PPP Loan.

9. Leases

We adopted ASU 2016-02—Leases (Topic 842) as of January 1, 2019, using the new transition method issued under ASU 2018-11, which allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also allows an entity to elect not to recast its comparative periods in transition. In addition, we elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected to use the practical expedient related to short-term leases, allowing us to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less. As of December 31, 2020, short-term leases were not material. As of December 31, 2020, finance leases were not material and are therefore not included in the following disclosures.

Operating lease expense for the year ended December 31, 2020 and 2019 was $3.9 million and $3.0 million, respectively.

Supplemental cash flow information related to leases was as follows (in thousands) as of December 31:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,014	$3,085

Supplemental balance sheet information related to leases was as follows (in thousands) as of December 31:

	Year ended December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$10,266	$12,645

Accrued expenses and other current liabilities	3,195	2,772
Operating lease liabilities	7,943	10,863
Total operating lease liabilities	$11,138	$13,635

Weighted average remaining lease term:
Operating leases	3 years	4 years

Weighted average discount rate:
Operating leases	9%	9%

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Operating
Leases
Year ending December 31,
2021	$4,066
2022	3,967
2023	3,519
2024	1,336
Thereafter	—
Total lease payments	$12,888
Less imputed interest	1,750
Total operating lease liabilities	$11,138

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating
Leases
Year ending December 31,
2020	$4,035
2021	3,951
2022	3,829
2023	3,496
2024	1,336
Thereafter	—
Total lease payments	$16,647
Less imputed interest	3,012
Total operating lease liabilities	$13,635

10. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases with non-cancelable periods ending between October 2021 and July 2024. In 2019, we entered into a lease agreement for our New York facility which expires in September 2023. The lease for our Santa Monica facility expires in July 2024.

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

11. Income Taxes

Loss from operations before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2020	2019
Domestic	$(7,363)	$(26,003)
Foreign	(1,375)	(774)
Loss from operations before income taxes	$(8,738)	$(26,777)

Income tax expense consisted of the following (in thousands):

	Year ended December 31,
	2020	2019
Current (expense) benefit:
State	$(64)	$(68)
International	(6)	(10)
Deferred (expense) benefit:
Federal	(20)	33
State	(32)	(16)
International	—	—
Total income tax expense	$(122)	$(61)

The reconciliation of the federal statutory income tax rate of 21% for the years ended December 31, 2020 and 2019, to our effective income tax rate is as follows (in thousands):

	Year ended December 31,
	2020	2019
Expected income tax benefit at U.S. statutory rate	$1,835	$5,623
Difference between U.S. and foreign taxes	(3)	(21)
State tax benefit (expense), net of federal taxes	(96)	734
Stock-based compensation	(1,262)	(327)
Meals and entertainment	(51)	(118)
Non-deductible officer compensation	(256)	(339)
Deferred tax changes due to new tax rate and other adjustments	731	243
Valuation allowance	(987)	(5,836)
Other	(33)	(20)
Total income tax expense	$(122)	$(61)

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) took effect. The enactment of the 2017 Act requires the remeasurement of deferred taxes at the new corporation tax rate of 21%, for which we have recorded a provisional amount that reduces the net deferred tax assets, before valuation allowance, by $38.4 million in 2017. Due to a full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. For the years ended December 31, 2020 and 2019, we completed our analysis on the tax impact relating to the 2017 Act and no material changes were made to the provisional amounts recorded.

The CARES Act and the Consolidated Appropriations Act, 2021, signed into law on March 27, 2020 and December 27, 2020, respectively, have resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. We have considered the applicable tax law changes and recognized the impact in our annual income tax provision, as applicable. We also received a PPP Loan and considered the tax implication in the annual income tax provision.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities not currently deductible	$1,668	$1,248
Intangible assets—excess of tax basis over financial statement basis	13,524	15,464
Federal impact of deferred state taxes	13	6
Net operating losses	65,371	61,706
Stock-based compensation	749	1,670
Other	479	433
Total deferred tax assets	81,804	80,527
Deferred tax liabilities:
Intangible assets—excess of financial statement basis over tax basis	(131)	(143)
Property and equipment	(1,512)	(1,158)
Total deferred tax liabilities	(1,643)	(1,301)
Valuation allowance	(80,276)	(79,289)
Net deferred tax liabilities	$(115)	$(63)

We had federal net operating loss (“NOL”) carryforwards of approximately $269.7 million and $255.6 million as of December 31, 2020 and 2019, respectively. NOLs generated prior to January 1, 2018 expire between 2021 and 2037. NOLs generated since January 1, 2018 can be carried forward indefinitely. In addition, as of December 31, 2020 and 2019 we had state NOL carryforwards of approximately $102.0 million and $94.8 million which expire between 2021 and 2040.

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

We reduce the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of a portion of the deferred tax assets. However, the reversal of deferred tax liabilities associated with tax deductible goodwill can be a source of taxable income to support the realization of a deductible temporary difference that is scheduled to reverse into net operating losses with an unlimited carryforward period. Except for the deferred tax liabilities resulting from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the periods presented. As we have insufficient history of generating income, we have determined it is more likely than not that we will not realize the benefit of all our deferred tax assets and accordingly a valuation allowance of $80.3 million and $79.3 million against our deferred taxes was required at December 31, 2020 and 2019, respectively. The change in the valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $1.0 million and an increase of $5.8 million, respectively, all of which was recorded in income tax expense. As we have no sustained history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are not material. There are no material uncertain income tax positions during the years ended December 31, 2020 or 2019 and we do not expect our uncertain tax positions to have a material impact on our consolidated financial statements within the next twelve months. The total gross amount of unrecognized tax benefits was not material as of December 31, 2020 and 2019.

We file a U.S. federal and various state tax returns. Due to net operating losses, the tax years 2007 to 2019 remain subject to examination by the Internal Revenue Service and most tax years since our incorporation are subject to examination by various state authorities.

12. Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, we may, but are not obligated to, match a portion of the employee contributions up to a defined maximum. We made matching contributions of $0.4 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

13. Stock-based Compensation Plans and Awards

Stock Incentive Plans

The 2010 Incentive Award Plan (the “2010 Plan”) was adopted by the board of directors, and approved by the Company’s stockholders in August 2010. In connection with the adoption of the 2010 Plan on August 5, 2010, 0.06 million stock-based awards then available for grant under the 2006 Plan were canceled. Any stock-based awards outstanding under the 2006 Plan when the 2010 Plan was adopted that subsequently are forfeited, expire or lapse are available for future grants under the 2010 Plan. An amended and restated version of the 2010 Plan (the “2010 A&R Plan”) was adopted by the board of directors on April 23, 2015 and approved by the Company’s stockholders on June 11, 2015. Upon adoption of the 2010 A&R Plan, up to 5.6 million stock options, restricted stock, restricted stock unit and other incentive awards were reserved for future grant to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified and may be granted under the 2010 A&R Plan. In addition, awards available for grant under the 2010 A&R Plan were increased on an annual basis as of January 1st of each fiscal year through January 2020 by an amount equal to the lesser of (i) 1.2 million (ii) 5% of the total shares outstanding as of the end of the prior fiscal year and (iii) such lesser amount as determined by the Administrator of the 2010 Plan. As of December 31, 2020, 2.3 million stock-based awards were available for future grant under the 2010 Plan. Generally, stock option grants have 10-year terms and vest upon the first anniversary of the grant date and then quarterly or monthly thereafter over a 3 or 4-year period. Restricted stock unit awards generally vest upon the first anniversary of the grant date and then quarterly or monthly thereafter over a 3 or 4-year period. Certain stock options and restricted stock unit awards have accelerated vesting provisions in the event of a change in control.

Valuation of Awards

The per share fair value of stock options granted with service conditions was determined on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2020	2019
Expected life (in years)	5.6	5.7
Risk-free interest rate	0.5%	2.4%
Expected volatility range	64.6%	43.9%
Expected dividend yield	—	—

Award Activity

Stock Options

Stock option activity is as follows (in thousands, except per share data):

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise	term	intrinsic
	outstanding	price	(in years)	value
Outstanding at December 31, 2019	1,810	$9.88	5.31	$—
Options granted	83	$5.61
Options exercised	(2)	$5.14
Options forfeited or cancelled	(236)	$6.91
Outstanding at December 31, 2020	1,655	$10.09	4.13	$8
Exercisable at December 31, 2020	1,568	$10.31	3.85	$8
Vested and expected to vest at December 31, 2020	1,655	$10.09	4.13	$8

The pre-tax aggregate intrinsic value of outstanding and exercisable stock options is based on the difference between the fair value of our common stock at December 31, 2020 and 2019 and their exercise prices, respectively for all awards where the fair value of our common stock exceeds the exercise price. Options expected to vest reflect an estimated forfeiture rate.

Information related to stock-based compensation activity is as follows (in thousands, except per share data):

	Year ended December 31,
	2020	2019
Weighted average fair value of options granted (per option)	$3.16	$3.45
Intrinsic value of options exercised	$1	$160

As of December 31, 2020, there was approximately $0.3 million of recognized stock-based compensation expense related to the non-vested portion of stock options, which is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands, except per share data):

		Weighted
		average
	Number of	grant date
	shares	fair value
Unvested at December 31, 2019	3,038	$6.71
Granted	1,380	$3.59
Vested	(1,825)	$6.77
Forfeited	(325)	$6.31
Unvested at December 31, 2020	2,268	$4.82

The total fair value of restricted stock units that vested in the years ended December 31, 2020 and 2019 was $12.3 million and $8.3 million, respectively.

As of December 31, 2020, there was approximately $8.7 million of unrecognized stock-based compensation cost related to non-vested RSUs. The amount is expected to be recognized over a weighted average period of 1.9 years. To the extent that the actual forfeiture rate is different from the anticipated, stock-based compensation expense related to these awards will be different.

Employee Stock Purchase Plan

In May 2011, we commenced our first offering under the Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase, through payroll deductions, a limited amount of our common stock at a 15% discount to the lower of market price as of the beginning or ending of each six-month purchase period. Participants can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP currently provides for a 12-month offering period which is comprised of two consecutive six-month purchase periods, one from May to November and the other from November to May. A maximum of 500 shares of common stock may be purchased by each participant during each six-month purchase period. The fair value of the ESPP options granted is determined using a Black-Scholes-Merton model and is amortized over the remaining life of the 12-month offering period of the ESPP. The Black-Scholes-Merton model included an assumption for expected volatility of between 27% and 47% for each of the two purchase periods in the current offering period. The expense related to the years ended December 31, 2020 and 2019 was not material. There were 1.6 million shares of common stock remaining authorized for issuance under the ESPP at December 31, 2020.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):

	Year ended December 31,
	2020	2019
Service costs	$1,238	$1,139
Sales and marketing	1,288	843
Product development	2,554	2,536
General and administrative	4,149	4,846
Total stock-based compensation	$9,229	$9,364

 There was no income tax benefit related to stock-based compensation included in net loss for the years ended December 31, 2020 and 2019 as the Company generated taxable losses without stock-based compensation.

During the years ended December 31, 2020 and 2019, $0.6 million and $0.5 million of stock-based compensation expense related to stock options was capitalized, respectively, primarily as part of internally developed software projects.

14. Stockholders’ Equity

Follow-on Public Offering of Common Stock

On December 14, 2020, we completed an underwritten registered public offering of 8,216,750 shares of our common stock, which included full exercise of the underwriter’s option to purchase additional shares of common stock, at a public offering price of $4.20 per share. We received aggregate net proceeds from the offering of $31.9 million, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the offering will be used for working capital and general corporate purposes.

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016. As of December 31, 2020, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of December 31, 2020, there were no unsettled share repurchases. The par value of shares repurchased and retired is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

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

As of each of the years ended December 31, 2020 and 2019, we did not have any Level 1 financial assets measured at fair value. In May 2017, we recorded a contingent consideration liability as a result of the acquisition of Deny Designs for $2.8 million. The minimum and maximum amount payable for each of the three years is $0.3 million and $1.2 million, respectively, based upon satisfaction of the contingent criteria related to the ongoing development of new products for sale, as specified in the purchase agreement. Such amounts are adjusted at each subsequent period based on probability of achievement until settlement of such liability. Adjustments to the liability will be recorded to income or expense in our consolidated statement of operations. The May 2018, May 2019, and May 2020 installments of the contingent consideration, net of post-closing working capital adjustments to the purchase price, were paid to the seller in the amounts of $1.1 million, $1.2 million, and $1.2 million, respectively. The final installment has been paid and no further liability remains as of December 31, 2020. We classify our contingent consideration resulting from acquisitions within Level 3, as the valuation inputs are based on unobservable inputs. Of the $0.8 million held back as a result of the Well+Good acquisition, in May and June 2019, we paid a total of $0.6 million to the sellers, net of $0.2 million included as a working capital adjustment pursuant to the purchase agreement.

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

During the years ended December 31, 2020 and December 31, 2019, we acquired businesses consistent with our plan of acquiring, consolidating and developing marketplaces and media properties. In addition to identifiable assets acquired in these business combinations, our goodwill primarily derives from the ability to generate synergies across our businesses.

OnlyInYourState

On February 1, 2019, pursuant to an Asset Purchase Agreement, we acquired substantially all of the assets of Only In Your State, LLC (“OnlyInYourState”), including its website that focuses on local attractions and local tourism for total consideration of $2.0 million in cash, of which $0.1 million was held back to secure post-closing indemnification obligations. In February 2020 we paid a total of $0.04 million to the sellers, net of $0.01 million related to post-closing indemnification obligations pursuant to the Asset Purchase Agreement.

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

Of the $9.5 million received for the sale as of December 31, 2020, we recorded a $9.3 million gain to other income, net, in the consolidated statements of operations, net of a $0.2 million reduction of goodwill within the Media Group reporting unit. Disposition-related transaction costs were not material.

17. Business Segments

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Year ended December 31,
	2020	2019
Segment Revenue:
Society6 Group	$138,000	$73,852
Saatchi Art Group	17,063	15,773
Media Group	56,998	65,331
Total revenue	$212,061	$154,956

Segment Operating Expenses:
Society6 Group(1)	$129,848	$73,542
Saatchi Art Group(1)	18,626	18,265
Media Group(1)	35,481	40,601
Add:
Strategic shared services and corporate overhead(2)(3)	27,075	30,025
Consolidated operating expenses	$211,030	$162,433

Segment Operating Contribution:
Society6 Group(4)	$8,152	$310
Saatchi Art Group(4)	(1,563)	(2,492)
Media Group(4)	21,517	24,730
Deduct:
Strategic shared services and corporate overhead(2)(3)	(27,075)	(30,025)
Acquisition, disposition and realignment costs(5)	—	—
Adjusted EBITDA(6)	$1,031	$(7,477)

Reconciliation to consolidated pre-tax loss:
Adjusted EBITDA(6)	$1,031	$(7,477)
Add (deduct):
Interest income (expense), net	(343)	225
Other income, net	9,420	40
Depreciation and amortization(7)	(9,617)	(10,111)
Stock-based compensation(8)	(9,229)	(9,364)
Acquisition, disposition, realignment and contingent payment costs(9)	—	(90)
Loss before income taxes(10)	$(8,738)	$(26,777)
(1)	Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses.

(2)	Strategic shared services include shared operating expenses that are not directly attributable to the operating segments, including: network operations center, marketing, business development, product development, creative, financial systems, quality assurance, software engineering, and information systems. Corporate overhead includes general and administrative support functions that are not directly attributable to the operating segments, including: executive, accounting, finance, human resources, legal, and facilities. Strategic shared services and corporate overhead excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)	Strategic shared services and corporate overhead include $7.8 million and $8.0 million in strategic shared services for the year ended December 31, 2020 and 2019, respectively, and $19.3 million and $22.0 million in corporate overhead for the year ended December 31, 2020 and 2019, respectively.

(4)	Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(5)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, and (c) other payments attributable to acquisition, disposition or corporate realignment activities, excluding contingent payments to certain key employees/equity holders of acquired businesses.

(6)	Adjusted EBITDA reflects net loss excluding interest (income) expense, income tax expense, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

(7)	Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(8)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.

(9)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses and (d) other payments attributable to acquisition, disposition or corporate realignment activities.

(10)	For the year ended December 31, 2020, we had $1.5 million in cost savings, which included temporary salary cuts of our executive team and salaried direct workforce (whose salaries were reinstated effective with payroll paid on June 30, 2020) and compensation cuts and deferrals of compensation of our independent directors (whose cash retainer compensation was reinstated, effective July 1, 2020), neither of which is expected to reoccur.

Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows (in thousands):

	Year ended December 31,
	2020	2019
Domestic	$190,632	$133,240
International	21,429	21,716
Total revenue	$212,061	$154,956

18. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2020, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

A substantial portion of our advertising revenue is generated from multiple arrangements with one customer. Customers comprising more than 10% of consolidated revenue were as follows:

	Year ended December 31,
	2020	2019
Google Inc.	12%	23%

Customers comprising more than 10% of the consolidated accounts receivable balance were as follows:

	Year ended December 31,
	2020	2019
Google Inc.	17%	21%

19. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year ended December 31,
	2020	2019
Net loss	$(8,860)	$(26,838)
Weighted average common shares outstanding—basic and diluted	27,305	25,960
Net loss per share—basic and diluted	$(0.32)	$(1.03)

For the years ended December 31, 2020 and 2019, we excluded 4.0 million and 4.9 million shares, respectively, from the calculation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive.

For the years ended December 31, 2020 and 2019, had we reported net income, approximately 0.5 million and 0.4 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.