Form 10-K/A
period 2020-12-31
LEAF GROUP LTD.
filed 2021-04-30
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 26, 2021, there were 35,999,786 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Original Filing”). The Company is filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced information to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. At this time, the Company is filing this Amendment to include such information because the Company no longer intends to file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2020.

Except as set forth in Part III and IV below or as described above, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read together with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

References herein to the “Company,” “Leaf Group,” “we,” “our,” and “us” refer to Leaf Group Ltd.

Proposed Merger with Graham

On April 3, 2021, we entered into an Agreement and Plan of Merger (the “merger agreement”) with Graham Holdings Company, a Delaware Corporation (“Graham”), and Pacifica Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Graham (the “merger subsidiary”), pursuant to which Merger Sub will be merged with and into the Company (the “merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Subject to the terms and conditions set forth in the merger agreement (and as described in further detail in the preliminary proxy statement filed by the Company with the SEC on April 23, 2021), if the merger is consummated, then, at the effective time of the merger, each share of Company common stock, par value $0.0001 per share (the “common stock”), issued and outstanding immediately prior to the effective time of the merger (other than shares held by the Company as treasury stock, owned by Graham or the merger subsidiary or as to which holders thereof have properly and validly exercised their statutory rights of appraisal in accordance with Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive cash in an amount equal to $8.50, without interest and less any applicable withholding taxes (the “merger consideration”).

At the effective time of the merger, by virtue of the merger and without any action on the part of the holders, (i) each outstanding option to purchase shares of common stock (each referred to as a “stock option”) issued under the Company’s Amended and Restated 2010 Incentive Award Plan (referred to as the “2010 Plan”) will be cancelled and, in consideration thereof, the holder of such stock option will receive an amount in cash equal to, net of applicable tax withholding, the product of (x) the excess, if any, of the merger consideration over the exercise price per share of common stock underlying such stock option, multiplied by (y) the total number of shares of common stock subject to such stock option, (ii) each outstanding restricted stock unit of the Company (each referred to as an “RSU”) issued under the 2010 Plan that is vested immediately prior to the effective time of the merger (or would become vested by the terms thereof as a result of the merger) will be cancelled and, in consideration thereof, the holder of such RSU will receive an amount in cash equal to, net of applicable tax withholding, the merger consideration in respect of each share of common stock subject to such RSU, and (iii) each outstanding RSU that is not vested immediately prior to the effective time of the merger (and would not become vested by the terms thereof as a result of the merger) will, as of the effective time, be cancelled and, in consideration thereof, the holder of such unvested RSU will receive the amount described in clause (ii), subject to and conditioned on the same terms and conditions (including any terms and conditions relating to vesting and acceleration thereof) as applicable to such unvested RSU awards.

Prior to the execution of the merger agreement, all stock options held by Company employees were vested according to their terms. Thus, the merger will have no effect on the vesting of any outstanding stock options held by employees. Stock options held by the Company’s non-employee directors that are not otherwise vested prior to the effective time of the merger will become automatically vested as of the effective time of the merger, pursuant to their terms. In addition, and for the avoidance of doubt, any stock option with an exercise price equal to or greater than the merger consideration will be cancelled for no consideration.

LEAF GROUP LTD.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

BOARD STRUCTURE

Our Amended and Restated Bylaws (“bylaws”) provided for our Board to initially be comprised of nine directors and, thereafter, our bylaws permit our board of directors (our “Board”) to fix the authorized number of directors by resolution of the Board. Our Board currently consists of seven members, who are divided into three classes with staggered three-year terms. Each director holds office until that director’s successor is duly elected and qualified or until his or her earlier death or resignation. At each annual meeting, the term of one class of directors expires.

DIRECTORS

Set forth below is information, as of March 31, 2021, regarding each member of our Board. There are no family relationships among any of our directors or executive officers. See “Corporate Governance” and “Director Compensation” below for additional information regarding the Board.

Name	Age	Position	Director Since	Term Expires
Sean Moriarty	51	Director, Chief Executive Officer	2014	2022
Deborah Benton	53	Director, Chair of the Board	2019	2021
Beverly K. Carmichael(1)(2)(3)	62	Director	2018	2022
Suzanne Hopgood(2)	72	Director	2020	2021
Rob Krolik(2)(3)	52	Director	2020	2023
Harold Logan(1)	70	Director	2020	2023
Jennifer Schulz(1)(3)	50	Director	2016	2023
(1)	Member of the nominating and corporate governance committee.
(2)	Member of the compensation committee.
(3)	Member of the audit committee.

Sean Moriarty has served as our Chief Executive Officer and as a member of our Board since August 2014. Mr. Moriarty previously served as the Chief Executive Officer of Saatchi Online, Inc., which operates Saatchi Art, an online art gallery, from August 2013 to August 2014, when Leaf Group acquired it. From August 2009 to June 2012, Mr. Moriarty was an Entrepreneur in Residence at Mayfield Fund, a venture capital firm. From January 2007 to March 2009, Mr. Moriarty was President and Chief Executive Officer of Ticketmaster, a live entertainment ticketing and marketing company, and he held positions of increasing responsibility at Ticketmaster from 2000 to 2006, including EVP, Technology and Chief Operating Officer. He began his executive experience as EVP, Technology at Citysearch, an online city guide. Mr. Moriarty served on the Ticketmaster board of directors from August 2008 to March 2009. He currently sits on the board of directors of Eventbrite, a publicly traded company that has built a powerful, broad technology platform to enable creators to solve challenges associated with creating live events. Mr. Moriarty is actively involved in non-profit work with CoachArt, and previously served on the board of directors of the Pat Tillman Foundation. Mr. Moriarty received his bachelor’s degree from the University of South Carolina and attended graduate school at Boston University and the University of South Carolina. As our Chief Executive Officer, Mr. Moriarty’s in-depth knowledge of the Company and its industries, operations and business provides valuable insights to our Board.

We believe that Mr. Moriarty is qualified to serve as a member of our Board because of his significant management and industry experience, his experience and knowledge as Chief Executive Officer of our Company, and his experience gained from serving on the boards of numerous companies.

Deborah Benton has served on our Board since January 2019 and currently serves as the Chair of the Board. In 2020, Ms. Benton became the Founder and General Partner of Willow Growth Partners, which provides early growth capital to entrepreneurs building the next generation of consumer brands. From May 2014 to March 2020, Ms. Benton was an Investment Partner at Kaktus Capital, and in May 2014, she joined Mitchell Madison Group as a Senior Consultant where she leads the consumer and retail practice. In this role, Ms. Benton assists clients in a wide array of areas including retail strategy, supply chain management, cost reduction and control, organizational design, and operational scaling. Prior to joining Mitchell Madison Group, Ms. Benton held a number of senior-level operating roles at Nasty Gal, a women’s fashion retailer, from May 2012 to April 2014, including serving as its President and Chief Operating Officer. Prior to that, she was the Chief Operating Officer of ShoeDazzle from November 2009 to April 2012, an online women’s fashion footwear company. Prior to that, she was the Executive Vice President, Operations and Inside Sales for Teleflora, a provider of consumer and florist products and services. Ms. Benton also serves as a director of Coterie, a baby consumer brand focused on providing premium, high-quality products designed to make parents’ lives easier. Ms. Benton served a director of TomboyX, a company offering gender-neutral underwear to a diverse customer base, from June 2018 to May 2019; Carbon38, a luxury activewear lifestyle brand, from March 2015 to August 2020; The Bouqs Company, a cut-to-order, farm-to-table flower retailer, from February 2015 to August 2020; and Vow To Be Chic, a bridesmaid dress rental company that discontinued operations, from April 2016 to May 2018. Ms. Benton received an a masters of business administration and an undergraduate degree in Health Sciences from Queen’s University, Canada.

We believe that Ms. Benton is qualified to serve as a member of our Board because of her over 15 years of consulting and operational experience with a strong focus on e-commerce and retail businesses.

Beverly K. Carmichael has served on our Board since July 2018 and is currently chair of our compensation committee and a member of our nominating and corporate governance committee and our audit committee. From December 2017 to April 2019, Ms. Carmichael served as the Executive Vice President and Chief People, Culture, and Resource Officer of Red Robin Gourmet Burgers, Inc. Ms. Carmichael previously served as Senior Vice President and Chief People Officer of Cracker Barrel Old Country Store from January 2014 to December 2017. Prior to that, she was Founder and Chief Executive Officer of Star HR, LLC from April 2010 to April 2014 where she provided customized HR solutions to small businesses and start-up companies. Ms. Carmichael also served as an Adjunct Professor/Advisor at the Michael F. Price College of Business from 2010 through 2013. She served as Executive Vice President, Chief People Officer at Ticketmaster from August 2006 to August 2009. Prior to joining Ticketmaster, she was Vice President of HR – Talent Acquisition, Learning and Organizational Development at Rockwell Collins from 2005 to 2006. Prior to her time with Rockwell Collins, Ms. Carmichael spent 10 years at Southwest Airlines Co. in various roles including Senior Vice President, Labor and Employee Relations; Vice President, People (Human Resources); and Chief Counsel, Labor and Employment. She also spent four years as a litigation and employment law attorney at the law firm of Manatt Phelps & Phillips. Ms. Carmichael earned both a juris doctorate and a bachelor of business administration. from the University of Oklahoma.

We believe that Ms. Carmichael is qualified to serve as a member of our Board because of her over 25 years of experience in human resources and employment law in both operational and legal roles.

Suzanne Hopgood has served on our Board since November 2020 and is currently a member of our compensation committee. Ms. Hopgood founded The Hopgood Group, LLC, a business consulting company, in 1985 and is the Managing Member. From 2014 to 2018, Ms. Hopgood served on the board of directors of Mace Security International, a manufacturer of safety and security products. From 2004 to 2010, Ms. Hopgood served on the board of directors of Acadia Realty Trust, a real estate investment trust focused on retail properties in the United States. Ms. Hopgood has also served as chief executive officer and on the board of a various of public and private companies. Ms. Hopgood received a bachelor in science in business administration from the University of New Hampshire.

We believe that Ms. Hopgood is qualified to serve as a member of our Board because of her experience leading public companies and her focus on corporate governance.

Rob Krolik has served on our Board since November 2020 and is currently chair of our audit committee and a member of our compensation committee. Since 2018, Mr. Krolik has served as the General Partner and Chief Financial Officer of Burst Capital, a venture capital firm focused on investments in software and service companies. Prior to joining Burst Capital, Mr. Krolik served as the Chief Financial Officer of Yelp, a website and mobile application that publishes crowd-sourced reviews of businesses, from 2011 until 2016. From 2009 to 2011, Mr. Krolik was the Chief Financial Officer of Move.com, a company that provides real estate information across a variety of websites. Mr. Krolik has served on the board of directors of The Real Real since 2019. Mr. Krolik received a bachelor of business administration from the University of Texas at Austin. Mr. Krolik is a certified public accountant (inactive).

We believe that Mr. Krolik is qualified to serve as a member of our Board because of his business and accounting background, particularly his service as a Chief Financial Officer at various companies.

Harold Logan has served on our board since November 2020 and is currently a member of our nominating and corporate governance committee. Mr. Logan has held a number of roles in the automotive and software technology industries. He is currently the Manager of Fairfield Automotive Partners, a company building a BMW dealership. From 2009 to 2014, Mr. Logan served as the Chief Executive Officer of BuyBook Technologies, Inc., which was later acquired by Autotrader.com, Inc., a subsidiary of Cox Automotive Inc. Prior to his role at BuyBook, Mr. Logan worked at Manheim, Inc., an automobile auction company, where he served in a variety of roles including Senior Vice President of Strategic Planning and Chief Executive Officer of the company’s technology subsidiary. Mr. Logan currently serves and has previously served on the board of directors of multiple private companies in the automotive and technology industries. Mr. Logan received a bachelor of arts in economics from Harvard University and a master of business administration from Stanford University.

We believe that Mr. Logan is qualified to serve as a member of our Board because of his depth of business expertise and his experience serving on the board of directors of various corporations.

Jennifer Schulz has served on our Board since November 2016 and is currently chair of our nominating and corporate governance committee and a member of our audit committee. Since November 2013, Ms. Schulz has served as Group President, Vertical Markets for Experian North America, a division of Experian plc, a global information services company, where she is responsible for overseeing the Automotive, Health and Marketing Services businesses in North America. From May 2010 to September 2013, Ms. Schulz was the Senior Vice President of global product strategy, innovations and eCommerce for Visa Inc., a global payments and technology company. From 2008 to 2010, Ms. Schulz worked at Verifi, Inc., a SaaS-based electronic payment solutions company, first serving as Chief Operating Officer and then Chief Executive Officer, and from 2003 to 2008, Ms. Schulz held various operational and leadership positions at Visa. Ms. Schulz received an masters of business administration. from the University of Michigan’s Ross School of Business and a bachelor of arts from the University of Wisconsin.

We believe that Ms. Schulz is qualified to serve as a member of our Board because of her over 15 years of experience in the e-commerce, digital marketing and payments industries, serving in executive and operational leadership roles over that span. Ms. Schulz’s extensive industry knowledge, business expertise and leadership skills serve as a key resource to our Board.

EXECUTIVE OFFICERS

Set forth below is information regarding each of our executive officers as of March 31, 2021.

Name	Age	Position
Sean Moriarty	51	Chief Executive Officer and Director
Brian Gephart	42	Chief Financial Officer
Brian Pike	57	Chief Operating Officer and Chief Technology Officer
Adam Wergeles	55	Executive Vice President, General Counsel

Biographical information for Mr. Moriarty is set forth above under “—Directors.”

Brian Gephart joined Leaf Group in June 2019 as the Company’s Chief Accounting Officer and principal accounting officer. Mr. Gephart served as the Company’s interim Chief Financial Officer beginning in May 2020, and become the Company’s Chief Financial Officer in October 2020. Prior to joining the Company, Mr. Gephart served as

Chief Accounting Officer of JH Capital Group, a diversified specialty finance company providing a wide array of solutions for consumers and businesses across a broad range of assets, from August 2017 to April 2019. Prior to joining JH Capital Group, Mr. Gephart was a Director at PricewaterhouseCoopers LLP specializing in Capital Markets & Accounting Advisory Services, from 2011 to August 2017, where he advised a variety of private and public companies on capital market transactions, mergers and acquisitions and financial reporting and accounting matters. Mr. Gephart received a bachelor’s degree in Accounting from Hillsdale College and a masters of business administration from DePaul University. Mr. Gephart is a Certified Public Accountant.

Brian Pike joined Leaf Group in October 2014 as Chief Technology Officer. In May 2015, Mr. Pike was appointed to also serve as our Chief Operating Officer. From April 2012 to October 2014, Mr. Pike was Chief Technology Officer at The Rubicon Project, Inc., a technology company that automates the buying and selling of digital advertising, where he led the engineering organization through rapid growth and the company’s initial public offering. Prior to joining Rubicon, Mr. Pike served as Chief Technology Officer at Ticketmaster, a live entertainment ticketing and marketing company, from 2003 to 2010. Mr. Pike received a bachelor of science in Engineering from Stanford University and his masters of business administration from the Anderson School of Management at UCLA.

Adam Wergeles joined Leaf Group in April 2018 as our Executive Vice President, General Counsel. Prior to joining Leaf Group, Mr. Wergeles served as Executive Vice President, Business and Legal Affairs, and General Counsel for Serviz, Inc., a technology company that connects consumers with home service professionals. From December 2007 to March 2015, Mr. Wergeles served variously as the Chief Legal Officer, General Counsel and Secretary at ReachLocal, Inc. Mr. Wergeles holds a juris doctorate from the University of Southern California Law School and a bachelor of arts from Hamilton College.

CORPORATE GOVERNANCE

Our Board has adopted corporate governance guidelines to set forth a framework for its overall governance practices. These guidelines can be found in the corporate governance section of our investor relations website at http://ir.leafgroup.com/corporate-governance/corporate-governance-overview/default.aspx. In addition, these guidelines are available in print to any stockholder who requests a copy. Please direct all requests to our Corporate Secretary, Leaf Group Ltd., 1655 26th Street, Santa Monica, California 90404.

Board Leadership Structure

Our Board does not have a policy on whether the role of the chair and chief executive officer should be separate and, if it is to be separate, whether the chair should be selected from the independent directors. Currently, Ms. Benton, who is an independent director, serves as the Chair of the Board. Our Board believes that the current Board leadership structure is best for our Company and our stockholders at this time.

Our Board is currently comprised of six independent members and one non-independent member. We have four standing Board committees comprised solely of directors who are considered independent under all applicable New York Stock Exchange (the “NYSE”) listing standards.

Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board, as a whole, determines the appropriate level of risk for our Company, assesses the specific risks that we face and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our Board administers this risk management oversight function, our audit committee, nominating and corporate governance committee and compensation committee support our Board in discharging its oversight duties and address risks inherent in their respective areas. We believe this division of responsibilities is an effective approach for addressing the risks we face and that our Board leadership structure supports this approach. In particular, the audit committee is responsible for considering and discussing our significant accounting and financial risk exposures and the actions management has taken to control and monitor these exposures, and the nominating and corporate governance committee is responsible for considering and discussing our significant corporate governance risk exposures and the actions management has taken to control and monitor these exposures. As needed and when requested, the audit committee and the nominating and corporate governance committee receive reports from management regarding an assessment of such risks. The compensation committee, with input from its independent compensation consultant, assists our Board in reviewing and assessing whether any of our compensation policies and programs could potentially encourage excessive risk-taking. In considering our employee compensation policies and practices, the compensation committee annually reviews our policies related to payment of salaries and wages, commissions, benefits, bonuses, stock-based compensation and other compensation-related practices and considers the relationship between risk management policies and practices, corporate strategy and compensation. Based on this review, the compensation committee has concluded that our employee compensation policies and practices, including executive compensation, do not encourage risk taking to a degree that is likely to have a materially adverse impact on us or our operations.

While the Board oversees our risk management, our management is responsible for day-to-day risk management processes. Our Board expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the audit committee and the Board.

Director Independence

Our Board has determined that each director, except for Mr. Moriarty, are independent under the NYSE listing standards and Leaf Group’s corporate governance guidelines. In making these determinations, the Board considered all relationships between us and each director and each director’s family members.

Board Committees

Our Board maintains a standing audit committee, nominating and corporate governance committee and compensation committee. Each of the audit committee, the nominating and corporate governance committee and the compensation committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. The charter of each of the audit committee, the nominating and corporate governance committee and the compensation committee is available on the investor relations page of our website at http://ir.leafgroup.com/corporate-governance/corporate-governance-overview/default.aspx. In addition, the charters for each of our committees are available in print to any stockholder who requests a copy. Please direct all requests to our Corporate Secretary, Leaf Group Ltd., 1655 26th Street, Santa Monica, California 90404. The membership of all of our standing Board committees as of March 31, 2021 is as follows:

Director	Audit	Nominating and Governance	Compensation
Deborah Benton
Beverly K. Carmichael	M	M	C
Suzanne Hopgood			M
Rob Krolik	C		M
Harold Logan		M
Jennifer Schulz	M	C
“C”	Chairperson
“M”	Member

Audit Committee

We have an audit committee that has responsibility for, among other things, overseeing management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and our disclosure practices; overseeing management’s establishment and maintenance of processes to assure that an adequate system of internal control is functioning; reviewing our annual and quarterly financial statements; appointing and evaluating our independent registered public accounting firm and considering and approving any non-audit services proposed to be performed by such independent accountants; and discussing with management and our Board our policies with respect to risk assessment and risk management, as well as our significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures, if any.

The current members of our audit committee are Mr. Krolik, Ms. Schulz and Ms. Carmichael, with Mr. Krolik serving as the committee’s chair since February 2021. All members of our audit committee meet the requirements for financial literacy, and each of the members meets the requirements for independence, under Rule 10A-3 promulgated under the Exchange Act, and the applicable rules and regulations of the NYSE. Our Board has also determined that each of Mr. Krolik and Ms. Schulz is an audit committee “financial expert,” as that term is defined by the applicable rules of the SEC, and has the requisite financial sophistication as defined under the applicable rules and regulations of the NYSE.

Nominating and Corporate Governance Committee

We have a nominating and corporate governance committee that has responsibility for, among other things, recommending persons to be selected by our Board as nominees for election as directors and to fill any vacancies on our Board; considering and recommending to our Board qualifications for the position of director and policies concerning the term of office of directors and the composition of our Board; and considering and recommending to our Board other actions relating to corporate governance. The members of our nominating and corporate governance committee are Ms. Carmichael, Ms. Schultz and Mr. Logan, with Ms. Schulz serving as the committee’s chair since May 2020. All members of our nominating and corporate governance committee meet the independence requirements of the NYSE. When recommending persons to be selected by the Board as nominees for election as directors, the nominating and corporate governance committee considers such factors as the individual’s personal and professional integrity, ethics and values; experience in corporate management; experience in the Company’s industry; experience as a Board member of other publicly held companies; academic expertise in an area of the Company’s operations; and practical and thoughtful business judgment. In addition, the nominating and corporate governance committee considers diversity of relevant experience, expertise and background and other individual qualifications and attributes that contribute to board heterogeneity, including characteristics such as gender, race and national origin, in identifying nominees for directors. The nominating and corporate governance committee may delegate any or all of its responsibilities to a subcommittee, but only to the extent consistent with the Company’s certificate of incorporation, bylaws, corporate governance guidelines, NYSE rules and other applicable law.

As all of the members of our then-constituted nominating and corporate governance committee were up for election at the 2020 annual meeting of stockholders, our Board formed an ad hoc committee consisting of all other independent directors at that time for the purpose of nominating directors for election at the 2020 annual meeting of stockholders.

Compensation Committee

We have a compensation committee that has responsibility for, among other things, reviewing management and employee compensation policies, plans and programs; monitoring performance and compensation of our executive officers and other key employees; preparing recommendations and periodic reports to our Board concerning these matters; and administering our equity incentive plans.

The members of our compensation committee are Mr. Krolik, Ms. Carmichael and Ms. Hopgood, with Ms. Carmichael serving as the committee’s chair since November 2020. Our Board has determined that each of Mr. Krolik, Ms. Carmichael and Ms. Hopgood is independent and a non-employee director under all applicable rules and regulations of the SEC, the NYSE and the Internal Revenue Code of 1986, as amended (the “Code”).

The compensation committee has the ability to delegate certain of its responsibilities to subcommittees in accordance with the Company’s certificate of incorporation, bylaws, Section 162(m) of the Code as applicable, NYSE rules and other applicable law, but has not currently authorized any such delegations.

Communication with the Board

Interested persons, including stockholders, may communicate with our Board by sending a letter to our Corporate Secretary at our principal executive offices at 1655 26th Street, Santa Monica, California 90404. Our Corporate Secretary will submit all correspondence to the Chair of the Board or to the lead independent director (if applicable), or to any specific director to whom the correspondence is directed.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, executive officers and directors. Our code of business conduct and ethics can be found in the corporate governance section on the investor relations page of our website at http://ir.leafgroup.com/corporate-governance/corporate-governance-overview/default.aspx. In addition, our code of business conduct and ethics is available in print to any stockholder who requests a copy. Please direct all requests to our Corporate Secretary, Leaf Group Ltd., 1655 26th Street, Santa Monica, California 90404.

Limitations on Hedging and Pledging Stock

Our Insider Trading Compliance Program, which applies to all of our directors and employees, including our executive officers, prohibits aggressive or speculative stock trading techniques, including the purchase or sale of put or call options related to our common stock, which is listed on the NYSE. Furthermore, our Insider Trading Compliance Program only permits the pledge of shares to act as collateral for a margin loan when an executive officer, director or employee is not subject to a designated blackout period, thereby limiting the ability of officers, directors and employees to have margin loans secured by our common stock.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Specific due dates have been established by the SEC, and we are required to disclose in this proxy statement any failure to file required ownership reports by these dates.

Based solely on a review of copies of such forms that we received from such persons with respect to their transactions in fiscal 2020, and the written representations received from certain reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the Section 16(a) reporting requirements, with the following exceptions: (i) one Form 4 report for a single transaction for the acquisition of an RSU award by Brian Gephart that was filed late due to an inadvertent administrative error and (ii) and one Form 4 report for a single transaction for the acquisition of an RSU award by Harold Logan that was filed late due to an inadvertent administrative error.

Item 11.Executive Compensation

EXECUTIVE COMPENSATION

The compensation provided to our named executive officers for the fiscal years ended December 31, 2020 and 2019 is detailed in the Summary Compensation Table and accompanying footnotes and narrative that follow. Our named executive officers are:

●	Sean Moriarty, our Chief Executive Officer;
●	Brian Gephart, our Chief Financial Officer; and
●	Brian Pike, our Chief Operating Officer and Chief Technology Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2020 and 2019.

Name	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Comp ($)(4)	Total ($)
Sean Moriarty	2020	358,333	250,000	800,000	—	20,820	1,429,153
Chief Executive Officer	2019	400,000	200,000	1,880,600	—	8,636	2,489,236
Brian Gephart	2020	282,125	70,000	408,500	—	2,551	763,176
Chief Financial Officer(5)
Brian Pike	2020	331,771	70,000	280,000	—	3,281	685,052
Chief Operating Officer and Chief Technology Officer	2019	350,000	87,500	688,800	—	8,636	1,134,936
(1)	Due to the COVID-19 pandemic, effective as of April 1, 2020, Mr. Moriarty voluntarily reduced his salary by 50%, Mr. Pike voluntarily reduced his salary by 25%, and Mr. Gephart voluntarily reduced his salary by 15%. All officers had their full salaries reinstated effective with the payroll payable on June 30, 2020. The amounts provided in the Summary Compensation Table reflect such reductions.
(2)	The amounts reflect the discretionary annual cash bonuses paid to each named executive officer.
(3)	Amounts reflect the aggregate grant-date fair value of RSUs granted in each applicable fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named executive officer. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. Information regarding the assumptions used to calculate the value of all such awards made to the named executive officers is provided in Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. There can be no assurance that awards will vest (and if awards do not vest, no value will be realized by the named executive officer), or that the value upon vesting, settlement or exercise, as applicable, will approximate the aggregate grant date fair value determined under ASC Topic 718. In the case of RSUs with performance conditions (a “PSU”), the aggregate grant-date fair value is reported for the probable outcome, which for this purpose is estimated as 100% target achievement. The aggregate grant-date fair value of the PSUs granted to Mr. Moriarty at the maximum level of achievement for fiscal year 2019 is $360,900, however, following the end of the fiscal year 2020 performance period, we determined that the applicable performance targets were not met and, as a result, the PSU was forfeited in its entirety.
(4)	Details regarding the amounts included in “All Other Compensation” for fiscal 2020 are set forth in the following table, noting that we agreed to reimburse Mr. Moriarty for certain personal legal expenses incurred by him in connection with an activist stockholder campaign.

(5)	Mr. Gephart was not a named executive officer of the Company in the fiscal year ended December 31, 2019.

Name	401(k) Plan Matching ($)	Reimbursement for Personal Legal Expenses
Sean Moriarty	3,500	17,320
Brian Gephart	2,551	—
Brian Pike	3,281	—

Narrative Disclosure to Summary Compensation Table

Below are summaries of the key terms of the employment agreements applicable to our named executive officers (referred to herein as the “employment agreements”).

Sean Moriarty. On January 5, 2016, we entered into an Amended and Restated Employment Agreement with Mr. Moriarty (the “Moriarty Agreement”) that became effective as of January 5, 2016 with a three-year term, unless terminated earlier. The term of the 2016 Moriarty Agreement is subject to automatic one-year renewal terms unless either we or Mr. Moriarty give written notice of termination at least 90 days prior to the end of the applicable term.

The Moriarty Agreement sets forth Mr. Moriarty’s fiscal 2016 annual base salary of $400,000. Mr. Moriarty’s annual base salary remained the same through 2020 as the annual base salary set forth under the Moriarty Agreement. Due to the COVID-19 pandemic, Mr. Moriarty voluntarily reduced his salary in 2020 by 50% effective April 1, 2020, but had his full salary reinstated effective with the payroll payable on June 30, 2020. The Moriarty Agreement also provides Mr. Moriarty with the opportunity to earn an annual discretionary cash performance bonus targeted at 80% of his base salary in effect for any calendar year, based on the achievement of individual and Company-based performance criteria established by the Company’s Board or compensation committee, after consultation with Mr. Moriarty. For fiscal 2017, Mr. Moriarty’s bonus target was increased to 100% of his annual base salary, and such bonus target remained the same for fiscal 2019 and 2020. Under the Moriarty Agreement, Mr. Moriarty is eligible to earn an additional discretionary cash bonus if the performance metric(s) applicable to his annual bonus opportunity is or are attained at the “target” level and the full target bonus becomes payable to him. Mr. Moriarty is also entitled to participate in customary health, welfare and fringe benefit plans. The Moriarty Agreement provides for various equity grants. The Moriarty Agreement also provides that Mr. Moriarty would be entitled to benefits in the event he is terminated by the Company without “cause” or by Mr. Moriarty for “good reason.” For more information see “—Potential Payments Upon Termination or Change in Control” below.

Brian Gephart. On May 15, 2019, we entered into an employment agreement with Mr. Gephart (the “Gephart Agreement”) in connection with his appointment as Chief Accounting Officer, which was amended on October 16, 2020 in connection with Mr. Gephart’s appointment as Chief Financial Officer. The Gephart Agreement provides for an annual base salary of $325,000, subject to increase at the discretion of the compensation committee. Due to the COVID-19 pandemic, Mr. Gephart voluntarily reduced his salary in 2020 by 15% effective April 1, 2020, but had his full salary reinstated effective with the payroll payable on June 30, 2020. In addition, we increased Mr. Gephart’s base salary twice in 2020, from $265,000 to $300,000 in connection with his promotion to interim Chief Financial Officer on May 19, 2020 and again from $300,000 to $325,000 in connection with his promotion to Chief Financial Officer on October 16, 2020. The Gephart Agreement also provides Mr. Gephart with the opportunity to earn an annual discretionary cash performance bonus targeted at 50% of his annual base salary, based on the attainment of individual and/or Company-based performance criteria established by the Company’s board of directors or compensation committee. Mr. Gephart is entitled to participate in customary health, welfare and fringe benefit plans. The Gephart Agreement provides for various equity grants. The Gephart Agreement also provides that Mr. Gephart would be entitled to benefits in the event he is terminated by the Company without “cause” or by Mr. Gephart for “good reason.” For more information see “—Potential Payments Upon Termination or Change in Control” below.

Brian Pike. On May 21, 2015, we entered into an Amended and Restated Employment Agreement with Mr. Pike (the “Pike Agreement”) that became effective as of May 21, 2015. The Pike Agreement provides for an annual base salary of $350,000. Mr. Pike’s annual base salary has remained the same as the annual base salary set forth under the Pike Agreement. Due to the COVID-19 pandemic, Mr. Pike voluntarily reduced his salary in 2020 by 25% effective

April 1, 2020, but had his full salary reinstated effective with the payroll payable on June 30, 2020. The Pike Agreement also provides Mr. Pike with an opportunity to earn an annual discretionary cash performance bonus targeted at 50% of his annual base salary actually paid for such calendar year, based on the attainment of Company performance metrics applicable to senior employees and/or individual performance objectives, in each case as established and approved by the Company’s Board or the compensation committee. Mr. Pike is entitled to participate in customary health, welfare and fringe benefit plans. The Pike Agreement provides for various equity grants.

In March 2019, we amended the Pike Agreement to enhance the benefits Mr. Pike would be entitled to in the event he is terminated by the Company without “cause” or by Mr. Pike for “good reason.” For more information see “—Potential Payments Upon Termination or Change in Control” below.

In April 2020, we further amended the Pike Agreement to provide that Mr. Pike’s employment shall continue until terminated under certain conditions.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table summarizes, for each named executive officer, the number of shares of our common stock underlying outstanding equity incentive plan awards as of December 31, 2020. Unless otherwise indicated in the footnotes, the equity incentive plan awards were granted under the 2010 Plan.

Option and Restricted Stock Unit Awards
Name	Grant Date	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units of Stock That Have Not Vested	Market Value Of Shares Or Units of Stock That Have Not Vested ($)
Sean Moriarty	July 29, 2020 (1)					200,000	930,000
	February 24, 2019(2)					83,334	387,503
	March 2, 2018(3)					16,668	77,506
	August 8, 2014(4)	234,538	—	9.77	August 8, 2024	—	—
	August 8, 2014(4)	460,325	—	9.77	August 8, 2024	—	—
	August 8, 2014(4)	184,130	—	14.66	August 8, 2024	—	—
	August 8, 2014(4)	184,130	—	19.54	August 8, 2024	—	—

Brian Gephart	October 16, 2020(5)					10,000	46,500
	July 29, 2020 (1)					65,000	302,250
	June 18, 2020 (6)					30,000	139,500
	July 24, 2019(7)					15,835	73,633

Brian Pike	July 29, 2020 (1)					70,000	325,500
	February 24, 2019 (2)					35,001	162,755
	March 2, 2018 (3)					5,417	25,189
	May 21, 2015 (4)	75,000	—	5.29	May 21, 2025	—	—
	December 18, 2014 (4)	30,000	—	5.95	December 18, 2024	—	—
	December 18, 2014 (4)	100,000	—	5.95	December 18, 2024	—	—
(1)	Approximately one-third (1/3) of the RSUs subject to this award vest on August 1, 2021 and the remaining two-thirds (2/3) of the RSUs subject to this award vest in twenty-four (24) substantially equal installments on each monthly anniversary thereafter, subject to continued service with the Company through each applicable vesting date and accelerated vesting under certain circumstances as described below under “—Potential Payments Upon Termination or Change in Control.”
(2)	Approximately one-third (1/3) of the RSUs subject to this award vested on March 1, 2020 and the remaining two-thirds (2/3) of the RSUs subject to this award vest in twenty-four (24) substantially equal installments on each monthly anniversary thereafter, subject to continued service with the Company through each applicable vesting date and accelerated vesting under certain circumstances as described below under “—Potential Payments Upon Termination or Change in Control.”
(3)	Approximately one-third (1/3) of the RSUs subject to this award vested on March 1, 2019 and the remaining two-thirds (2/3) of the RSUs subject to this award vest in twenty-four (24) substantially equal installments on each monthly anniversary thereafter, subject to continued service with the Company through each applicable vesting date and accelerated vesting under certain circumstances as described below under “—Potential Payments Upon Termination or Change in Control.”
(4)	This stock option is fully vested.
(5)	Approximately one-third (1/3) of the RSUs subject to this award vest on November 1, 2021 and the remaining two-thirds (2/3) of the RSUs subject to this award vest in twenty-four (24) substantially equal installments on each monthly anniversary thereafter, subject to continued service with the Company through each applicable vesting date and accelerated vesting under certain circumstances as described below under “—Potential Payments Upon Termination or Change in Control.”
(6)	Approximately one-third (1/3) of the RSUs subject to this award vested on April 1, 2021 and the remaining two-thirds (2/3) of the RSUs subject to this award vest in twenty-four (24) substantially equal installments on each monthly anniversary thereafter, subject to continued service with the Company through each applicable vesting date and accelerated vesting under certain circumstances as described below under “—Potential Payments Upon Termination or Change in Control.”
(7)	Approximately one-third (1/3) of the RSUs subject to this award vested on July 1, 2020 and the remaining two-thirds (2/3) of the RSUs subject to this award vest in twenty-four (24) substantially equal installments on each monthly anniversary thereafter, subject to continued service with the Company through each applicable vesting date and accelerated vesting under certain circumstances as described below under “—Potential Payments Upon Termination or Change in Control.”

Pension Benefits and Nonqualified Deferred Compensation

We do not offer any defined benefit pension plans or nonqualified deferred compensation arrangements for our employees.

Retirement Savings and Other Benefits

We maintain a 401(k) retirement savings plan for our employees based in the U.S., including the named executive officers, who satisfy certain eligibility requirements. We match 50% of contributions made by all participants (including our named executive officers) in the 401(k) plan, up to a contribution level of 6% of the respective participant’s annual gross salary for the then-current calendar year (the “Company 401(k) Match”). The Company 401(k) Match vests in full following the completion of the participant’s first year of employment, and each matching contribution under the Company 401(k) Match following the first year of employment is fully vested at the time of contribution. Effective May 2020, in response to the effects of the COVID-19 pandemic on the Company, we suspended the Company 401(k) Match to all of our full-time U.S. employees, including our named executive officers. The Company 401(k) Match was reinstated effective January 1, 2021.

Potential Payments Upon Termination or Change in Control

The following summarizes the payments and benefits that our named executive officers would be entitled to receive upon certain qualifying terminations of employment and/or a change in control. We believe that severance and change in control protections are important components of our named executive officers’ compensation packages because these protections provide security and stability that help enable our named executive officers to focus on their duties and responsibilities to the Company and to act with the best interests of the Company and its stockholders in mind at all times, even under circumstances where the interests of the Company and its stockholders may be adverse to the executive’s job security.

On April 3, 2021, we entered into the merger agreement with Graham and the merger subsidiary. The merger provided for thereunder would constitute a change in control of the Company and, if the same is consummated, our named executive officers would be entitled to certain payments and benefits as described below, and in each case in the terms and subject to the conditions described below.

Sean Moriarty

Termination of Employment

Pursuant to the Moriarty Agreement, if Mr. Moriarty’s employment is terminated by the Company without “cause”, by Mr. Moriarty for “good reason” or as a result of Mr. Moriarty’s death or “disability” (each, as defined in the Moriarty Agreement), then, in addition to payments of accrued compensation and benefits through the date of termination, Mr. Moriarty would be entitled to receive the following benefits:

•

continuation payments totaling two times Mr. Moriarty’s annual base salary then in effect, payable over the two-year period following the termination of employment (or, in connection with a change in control, as a lump-sum payment);

•

a lump-sum payment in an amount equal to any earned but unpaid bonus for the fiscal year that ends on or before the date of termination, payable on the date on which annual bonuses are paid to the Company’s senior executives generally for such year but no later than March 15 of the calendar year following the calendar year that includes the date of termination;

•

a lump-sum payment in an amount equal to a pro-rata portion of Mr. Moriarty’s annual bonus with respect to the fiscal year in which the date of termination occurs (calculated based on the prior year bonus actually paid or, if Mr. Moriarty elects to forego a bonus in a given fiscal year, a pro-rata portion of the annual bonus amount the Company’s compensation committee determined he was eligible to receive for the prior year), payable on the first payroll date occurring on or after the 30th day following the termination date;

•

Company-paid healthcare continuation coverage for Mr. Moriarty and his dependents for up to eighteen months after the termination date or cash installments in lieu of such subsidized coverage if the subsidies cannot be provided without adverse legal or tax consequences; and

•

(i) upon a qualifying termination outside the change in control context, accelerated vesting of each then unvested equity award held by Mr. Moriarty on the termination date with respect to the number of shares underlying each such equity award that would have vested over the one-year period immediately following the termination date had such qualifying termination not occurred or (ii) upon a qualifying termination within 90 days before or 12 months after a change in control, full accelerated vesting of each then-outstanding and unvested equity award held by Mr. Moriarty on the later of the termination date and the date of such change in control.

Pursuant to the terms of the PSU award granted to Mr. Moriarty in March 2019 (the “PSU Award”), upon a qualifying termination (as defined in the Moriarty Agreement) the PSU Award would be eligible for accelerated vesting upon certain circumstances. Following the end of the fiscal year 2020 performance period, however, the compensation committee determined that the performance-based vesting conditions were not achieved and, therefore, no portion of the PSU award vested and the award was forfeited in its entirety.

Mr. Moriarty’s right to receive the severance payments, benefits and equity accelerations described above is subject to his delivery and non-revocation of an effective general release of claims in favor of the Company. In addition, to the extent that any payment or benefit to be received by Mr. Moriarty would be subject to an excise tax under Section 4999 of the Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to Mr. Moriarty than receiving the full amount of such payments.

Brian Gephart

Pursuant to the Gephart Agreement (as amended and restated in October, 2020), Mr. Gephart is entitled to certain benefits in the event Mr. Gephart’s employment is terminated by reason of a qualifying termination other than in connection with a “change in control” (as defined in the Gephart Agreement), Mr. Gephart will be entitled to:

•	a lump-sum payment in an amount equal to 12 months of his then-current annual base salary;
•

a lump-sum payment in an amount equal to any earned but unpaid bonus for the fiscal year that ends on or before the date of termination, payable on the date on which annual bonuses are generally paid for such year but no later than March 15 of the calendar year following the calendar year that includes the date of termination;

•

accelerated vesting of each then unvested outstanding equity award held by Mr. Gephart on his termination date with respect to the number of shares underlying each such equity award that would have vested over the 12-month period immediately following the termination date had such qualifying termination not occurred; and

•

Company-paid healthcare continuation coverage for Mr. Gephart and his dependents for up to 12 months after the termination date or cash installments in lieu of such subsidized coverage if the subsidies cannot be provided without adverse legal or tax consequences.

In the event that Mr. Gephart’s employment is terminated by reason of a qualifying termination within 90 days before or 12 months after a “change in control,” Mr. Gephart shall also be entitled to:

•	a lump-sum payment equal to the amount of the annual bonus paid to Mr. Gephart during the prior fiscal year pro-rated based upon the length of his employment during the year of termination; and
•	full accelerated vesting of all of Mr. Gephart’s then unvested outstanding equity awards held by Mr. Gephart on his termination date.

Mr. Gephart’s right to receive the severance payments, benefits and equity accelerations described above is subject to Mr. Gephart’s delivery and non-revocation of an effective general release of claims in favor of the Company. In addition, to the extent that any payment or benefit to be received by Mr. Gephart would be subject to an excise tax under Section 4999 of the Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to Mr. Gephart than receiving the full amount of such payments.

Brian Pike

Pursuant to Pike Agreement, in the event Mr. Pike’s employment is terminated by reason of a qualifying termination other than in connection with a “change in control” (as defined in the employment agreement), Mr. Pike will be entitled to:

●	a lump-sum payment in an amount equal to 12 months of his then-current annual base salary;
●	a lump-sum payment in an amount equal to any earned but unpaid bonus for the fiscal year that ends on or before the date of termination, payable on the date on which annual bonuses are generally paid for such year but no later than March 15 of the calendar year following the calendar year that includes the date of termination;
●	accelerated vesting of each then unvested outstanding equity award held by Mr. Pike on his termination date with respect to the number of shares underlying each such equity award that would have vested over the 12-month period immediately following the termination date had such qualifying termination not occurred; and
●	Company-paid healthcare continuation coverage for Mr. Pike and his dependents for up to 12 months after the termination date or cash installments in lieu of such subsidized coverage if the subsidies cannot be provided without adverse legal or tax consequences.

In the event that Mr. Pike’s employment is terminated by reason of a qualifying termination within 90 days before or 12 months after a “change in control,” Mr. Pike shall also be entitled to:

●	a lump-sum payment equal to the amount of the annual bonus paid to Mr. Pike during the prior fiscal year pro-rated based upon the length of his employment during the year of termination; and
●	full accelerated vesting of all of Mr. Pike’s then unvested outstanding equity awards held by Mr. Pike on his termination date.

Mr. Pike’s right to receive the severance payments, benefits and equity accelerations described above is subject to Mr. Pike’s delivery and non-revocation of an effective general release of claims in favor of the Company. In addition, to the extent that any payment or benefit to be received by Mr. Pike would be subject to an excise tax under Section 4999 of the Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to Mr. Pike than receiving the full amount of such payments.

OUTSIDE DIRECTOR COMPENSATION PROGRAM

The Company has a compensation program (the “Outside Director Compensation Program”) for non-employee directors (the “Outside Directors”). The Outside Director Compensation Program is intended to fairly compensate each Outside Director with cash and equity compensation for the time and effort necessary to serve as a member of our Board, and to better align the interests of our Board members with the interest of our stockholders. In October 2020, we revised the Outside Director Compensation Program to better align with standard market practices.

Cash compensation. Under the Outside Director Compensation Program, each Outside Director is entitled to receive an annual cash retainer of $50,000 for serving on the Board, payable in quarterly installments in arrears. In addition, each Outside Director that serves as the chair of the audit committee, compensation committee or nominating and corporate governance committee is entitled to receive an additional annual cash retainer of $25,000, $15,000 or $10,000, respectively. Outside Directors that serve as non-chair members of the audit committee, compensation committee or nominating and corporate governance committee are entitled to receive additional annual cash retainers of $12,500, $7,500 or $5,000, respectively. In addition to cash compensation received for serving as an Outside Director, the non-executive Chair of the Board is entitled to receive an annual cash retainer of $50,000 (prior to our revisions, such retainer was $100,000). As part of the cost reduction initiatives implemented at the beginning of the COVID-19 pandemic, our Board agreed to forego the 2020 annual equity compensation grant to outside directors under our Outside Director Compensation Program and to forego all cash retainer compensation under our Outside Director Compensation Program for the first and second quarters of 2020, resulting in a 50% reduction in annual cash compensation. We determined to recommence the cash retainer compensation for our outside directors under our Outside Director Compensation Program, effective as of July 1, 2020.

Equity compensation. Pursuant to the Board’s Outside Director Compensation Program, each Outside Director is entitled to receive an initial one-time equity grant with an aggregate grant date fair value of approximately $150,000 upon the Outside Director’s initial election to the Board (the “Initial Grant”). The Initial Grant consists of (i) an RSU award with a grant date fair value of approximately $150,000, provided, however that each Outside Director may elect to take up to 50% in a one-time non-qualified stock option award with a grant date fair value of approximately $75,000 and a per share exercise price equal to the closing price of a share of our common stock on the grant date. Prior to our revisions of the Outside Director Compensation Program, the Initial Grant was split such that each Outside Director’s Initial Grant was in the form of RSUs and non-qualified stock options in equal parts, measured by dollar value. One-third (1/3) of the Initial Grant vests on the first anniversary of the Outside Director’s appointment to our Board, and the remaining two-thirds (2/3) of the Initial Grant vests in substantially equal quarterly installments over two years, provided, however, that in the event such Outside Director elects to take a portion of his or her Initial Grant as a non-qualified stock option, such two-thirds portion shall vest in equal monthly installments over two years, subject, in all cases, to continued Board service through each applicable vesting date. In addition to the Initial Grant, on the date of each annual stockholder meeting, any Outside Director who will continue in service following such meeting (excluding any Outside Director that already received an Initial Grant in the same calendar year prior to the date of the annual stockholder meeting) is entitled to receive an annual equity award granted as of the close of business on the date of such annual stockholder meeting (the “Annual Grant”) with an aggregate grant date fair value of approximately $75,000. The Annual Grant consists of an RSU award with a grant date fair value of approximately $75,000, provided, however, that each Outside Director may elect to take up to 50% in a non-qualified stock option award with a grant date fair value of approximately $37,500 and a per share exercise price equal to the closing price of a share of our common stock on the grant date. Prior to our revisions of the Outside Director Compensation Program, the Annual Grant was split such that each Outside Director’s Initial Grant was in the form of RSUs and non-qualified stock options in equal parts, measured by dollar value. The Annual Grants vest in four substantially equal quarterly installments, provided, however, that in the event such Outside Director elects to take a portion of his or her Annual Grant as a non-qualified stock option, such stock option shall vest in 12 equal monthly installments, subject in each case to continued Board service through each applicable vesting date. Prior to our revisions of the Outside Director Compensation Program, the Annual Grants vested over three years. Additionally, prior to our revisions of the Outside Director Compensation Program, if the Board had a non-executive Chair, the non-executive Chair of the Board was entitled to an additional annual RSU award with a grant date fair value of approximately $50,000, which vested in substantially equal annual installments over two years, subject to continued Board service through each applicable vesting date, and was automatically granted as of the close of business on the first business day of such calendar year. As discussed above, as part of the cost reduction initiatives implemented at the beginning of the COVID-19 pandemic, our Board agreed to forego the 2020 annual equity compensation grant to outside directors under our Outside Director Compensation Program. We determined to recommence annual equity compensation grants to outside directors in October 2020. As a result, such annual grants were made in November 2020 consistent with the Outside Director Compensation Program in effect prior to our revisions to the program and resulted in grants of 6,545 RSUs and options to purchase 11,666 shares of the Company’s common stock at $5.73 per share to each of Ms. Benton, Ms. Schulz, Ms. Carmichael and Mr. Pleasants. In addition, Initial Grants were made to directors who joined the Board during 2020.

The vesting of all equity grants to Outside Directors who serve on our Board on the day preceding any annual meeting automatically accelerate in full if an Outside Director ceases to be an Outside Director due to his death or disability, or if an Outside Director stands for election but is not elected to the Board, or upon a “change of control” (as such term is defined in the 2010 Plan).

The following table sets forth information concerning the compensation earned by or paid to each of our non-employee directors during the year ended December 31, 2020. Mr. Moriarty is a named executive officer and all of his compensation is presented below in the Summary Compensation Table and related explanatory information and tables under “Executive Compensation.” Mr. Moriarty is not entitled to additional compensation for serving as a director while he is employed by the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Lanny Baker (2)	—	—	—	—
Deborah A. Benton (3)	64,355	37,503	37,510	139,367
Beverly K. Carmichael (4)	59,251	37,503	37,510	134,263
John Hawkins (5)	—	—	—	—
Suzanne Hopgood (6)	8,764	150,000	—	158,764
Rob Krolik (7)	9,549	112,500	37,501	159,550
Harold J. Logan (8)	5,694	75,001	75,004	155,700
John Pleasants (9)	27,125	37,503	37,510	102,138
James Quandt (10)	36,563	49,999	—	86,561
Brian Regan (11)	—	—	—	—
Jennifer Schulz (12)	41,559	37,503	37,510	116,572
Mitchell Stern (13)	—	—	—	—
(1)	Amounts reflect the aggregate grant date fair value of RSUs or stock options, as applicable, granted during fiscal 2020, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the director. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. Information regarding the assumptions used to calculate the value of all such awards made to directors is provided in Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. There can be no assurance that awards will vest (and if the awards do not vest, no value will be realized by the director), or that the value upon vesting, settlement or exercise, as applicable, will approximate the aggregate grant date fair value determined under ASC Topic 718.
(2)	Mr. Baker ceased serving as a director in August 2020, earned no compensation for fiscal 2020 and had no equity awards outstanding as of December 31, 2020.
(3)	Cash fees earned by Ms. Benton in 2020 consist of (a) $25,000 for serving as an Outside Director on the Board from January 1, 2020 to December 31, 2020, (b) $2,500 for serving as a non-chair member of the nominating and corporate governance committee from May 19, 2020 to December 31, 2020, (c) $23,522 for serving on a special committee formed to engage with, and resolve issues raised by, activist groups from June 25, 2020 to December 31, 2020, and (d) $13,333 for serving as non-executive Chair of the Board from September 24, 2020 through December 31, 2020. As of December 31, 2020, Ms. Benton held 9,617 RSUs and 33,894 options to acquire common stock.
(4)	Cash fees earned by Ms. Carmichael in 2020 consist of (a) $25,000 for serving as an Outside Director on the Board from January 1, 2020 to December 31, 2020, (b) $3,333 for serving as a non-chair member of the audit committee from September 24, 2020 to December 31, 2020, (c) $2,604 for serving on as a non-chair member of the compensation committee from May 19, 2020 to November 6, 2020, (d) $2,292 for serving as the chair of the compensation committee from November 6, 2020 to December 31, 2020, (e) $23,522 for serving on a special committee formed to engage with, and resolve issues raised by, activist groups from June 25, 2020 to December 31, 2020 and (f) $2,500 for serving as a non-chair member of the nominating and corporate governance committee from May 19, 2020 to December 31, 2020. As of December 31, 2020, Ms. Carmichael held 9,537 RSUs and 37,272 options to acquire common stock.
(5)	Mr. Hawkins ceased serving as a director in May 2020, earned no compensation for fiscal 2020 and had no equity awards outstanding as of December 31, 2020.
(6)	Cash fees earned by Ms. Hopgood in 2020 consist of (a) $7,639 for serving as an Outside Director on the Board from November 6, 2020 to December 31, 2020 and (b) $1,125 for serving as a non-chair member of the compensation committee from November 6, 2020 through December 31, 2020. As of December 31, 2020, Ms. Hopgood held 25,000 RSUs.
(7)	Cash fees earned by Mr. Krolik in 2020 consist of (a) $7,639 for serving as an Outside Director on the Board November 6, 2020 to December 31, 2020 and (b) $1,910 for serving as a non-chair member of the audit committee from November 6, 2020 through December 31, 2020. As of December 31, 2020, Mr. Krolik held 18,750 RSUs and 11,063 options to acquire common stock.
(8)	Cash fees earned by Mr. Logan in 2020 consist of $5,694 for serving as on Outside Director on the Board from November 20, 2020 through December 31, 2020. As of December 31, 2020, Mr. Logan held 14,368 RSUs and 25,371 options to acquire common stock.
(9)	Cash fees earned by Mr. Pleasants in 2020 consist of (a) $17,500 for serving as an Outside Director on the Board from January 1, 2020 to November 6, 2020, (b) $5,250 for serving as chair of the compensation committee from January 1, 2020 to May 19, 2020 and (c) $4,375 for serving as a non-chair member of the audit committee from July 13, 2020 to November 6, 2020. Mr. Pleasants ceased serving as a director in November 2020. As of December 31, 2020, Mr. Pleasants held 50,156 options to acquire common stock.
(10)	Cash fees earned by Mr. Quandt in 2020 consist of (a) $11,250 for serving as an Outside Director on the Board from January 1, 2020 to September 21, 2020, (b) $2,813 for serving as a non-chair member of the audit committee from January 1, 2020 to September 21, 2020 and (c) $22,500 for serving as non-executive Chair of the Board from January 1, 2020 through September 21, 2020. Mr. Quandt ceased serving as a director in September 2020. Mr. Quandt had no equity awards outstanding as of December 31, 2020.
(11)	Mr. Regan ceased serving as a director in April 2020, earned no compensation for fiscal 2020 and had no equity awards outstanding as of December 31, 2020.
(12)	Cash fees earned by Ms. Schulz in 2020 consist of (a) $25,000 for serving as an Outside Director on the Board from January 1, 2020 to December 31, 2020, (b) $941 for serving as a non-chair member of the audit committee from January 1, 2020 to May 19, 2020, (c) $10,681 for serving as chair of the audit committee from May 19,

2020 to December 31, 2020 and (d) $5,000 for serving as the chair of the nominating and corporate governance committee from May 19, 2020 to December 31, 2020. As of December 31, 2020, Ms. Schulz held 8,528 RSUs and 67,909 options to acquire common stock.
(13)	Mr. Sterns ceased serving as a director in July 2020, earned no compensation for fiscal 2020 and had no equity awards outstanding as of December 31, 2020.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2021 for:

●	each person, or group of affiliated persons, who we know beneficially owns more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our current directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 35,848,024 shares of common stock outstanding at March 31, 2021. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to (i) stock options held by that person or entity that are currently exercisable or exercisable within 60 days of March 31, 2021 and/or (ii) RSUs held by that person or entity that are currently vested or will vest within 60 days of March 31, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Leaf Group Ltd., 1655 26th Street, Santa Monica, California 90404.

Name of Beneficial Owner	Shares of Common Stock Owned	Rights to Acquire Common Stock(1)	Total Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders
Entities affiliated with Oak Investment Partners(2)(6)	3,717,674	—	3,717,674	10%
Entities affiliated with Osmium Partners(3)(6)	2,908,838	—	2,908,838	8%
Entities affiliated with Madison Avenue International LP(4)	2,289,999	—	2,289,999	6%
Entities affiliated with Viex Capital Advisors, LLC (5)(6)	2,282,045	—	2,282,045	6%
Directors and Named Executive Officers
Sean Moriarty (7)	427,033	1,074,234	1,501,267	4%
Brian Gephart (8)	10,511	12,498	23,009	*
Brian Pike (9)	205,460	209,667	415,127	1%
Deborah Benton (10)	8,293	22,553	30,846	*
Beverly K. Carmichael (11)	9,929	26,475	36,404	*
Suzanne Hopgood	—	—	—	—
Rob Krolik	—	—	—	—
Harold Logan	—	—	—	—
Jennifer Schulz (12)	31,423	57,143	88,566	*
All current executive officers and directors as a group (10 persons)	743,364	1,410,070	2,153,434	6%

*Represents beneficial ownership of less than 1%.

(1)	Represents shares which the person or group has a right to acquire within sixty (60) days of March 31, 2021, upon the exercise of stock options or the vesting of RSUs. Does not include RSUs that vest more than sixty (60) days after March 31, 2021.
(2)	Based upon Schedule 13D filed with the SEC on June 22, 2020 and Schedule 13D/A filed with the SEC on April 8, 2021, each by Oak Investment Partners XI, Limited Partnership (“Oak XI”), Oak Associates XI, LLC (“Oak XI LLC”), Oak Investment Partners XII, Limited Partnership (“Oak XII”), Oak Associates XII, LLC (“Oak XII LLC”), Oak Management Corporation (“Oak Management”), Bandel L. Carano, Edward F. Glassmeyer, Fredric W. Harman, Ann H. Lamont, and Grace A. Ames. Includes (i) 2,948,287 shares held by Oak XI and (ii) 769,387 shares held by Oak XII. Oak XI LLC is the general partner of Oak XI and may be deemed to share voting and dispositive power over the shares held by Oak XI. Oak XII LLC is the general partner of Oak XII and may be deemed to share voting and dispositive power over the shares held by Oak XII. Oak Management is the manager of Oak XI and Oak XII and may be deemed to share voting and dispositive power over the shares held by Oak XI and Oak XII. Bandel L. Carano, Edward F. Glassmeyer, Fredric W. Harman and Ann H. Lamont are the managing members of Oak XI LLC, and, as such, may be deemed to possess shared beneficial ownership of the shares held by Oak XI. Bandel L. Carano, Edward F. Glassmeyer, Fredric W. Harman, Ann H. Lamont, and Grace A. Ames (together, the “Oak Managing Members” and, together with Oak XI, Oak XI LLC, Oak XII, Oak XII LLC and Oak Management, “Oak”) are the managing members of Oak XII LLC and, as such, may be deemed to possess shared beneficial ownership of the shares held by Oak XII. The address of each of the entities and individuals listed is c/o Oak Management Corporation, 901 Main Avenue, Suite 600, Norwalk, CT 06851.
(3)	Based upon a Schedule 13D/A filed with the SEC on April 8, 2021 by John H. Lewis (“Mr. Lewis”), Osmium Partners, LLC (“Osmium Partners”), Osmium Capital, LP (“Osmium Capital”), Osmium Capital II, LP (“Osmium Capital II”), Osmium Spartan, LP (“Osmium Spartan”) and Osmium Diamond, LP (“Osmium Diamond” and together with Mr. Lewis, Osmium Partners, Osmium Capital, Osmium Capital II, LP and Osmium Spartan, “Osmium”). Osmium Partners and Mr. Lewis may be deemed to share with Osmium Capital, Osmium Capital II, Osmium Spartan and Osmium Diamond (and not with any third party) the power to vote or direct the vote of and to dispose or direct the disposition of the 1,059,336 shares of common stock, 433,574 shares of common stock, 438,954 shares of common stock and 882,626 shares of common stock reported on such Schedule 13D/A, respectively. The address of each of the entities listed and Mr. Lewis is 300 Drakes Landing Road, Suite 172, Greenbrae, CA 94904.
(4)	Based upon a Schedule 13D filed with the SEC on March 12, 2021 by Madison Avenue International LP (“Madison International”), Madison Avenue Partners, LP (“Madison Partners”), EMAI Management, LLC (“Madison Management”), Madison Avenue GP, LLC (“Madison GP”), Caraway Jackson Investments LLC (“Caraway”) and Eli Samaha (“Mr. Samaha”). Includes 2,289,999 shares held by Madison International. Madison Partners is the investment manager of Madison International; Madison GP is the general partner of Madison International; Madison Management is the general partner of Madison Partners; Caraway owns Madison GP; and Mr. Samaha is the non-member manager of Madison GP and the managing member of Madison Management. As a result, (i) each of Madison Partners and Madison GP may be deemed to beneficially own the shares held by Madison International, (ii) Madison Management may be deemed to beneficially own the shares held by Madison Partners, (iii) Caraway may be deemed to beneficially own the shares held by Madison GP and (iv) Mr. Samaha may be deemed to beneficially own the shares held by each of Madison Management, Madison GP and Caraway. The principal business address of the entities listed above and Mr. Samaha is 150 East 58th St, 14th Fl, New York, NY 10155.
(5)	Based upon a Schedule 13D/A filed with the SEC on April 7, 2021 by VIEX Opportunities Fund, LP – Series One (“Series One”), VIEX GP, LLC (“Viex GP”), VIEX Capital Advisors, LLC (“Viex Capital Advisors”) and Eric Singer (“Mr. Singer” and, together with Series One, Viex GP and Viex Capital Advisors, “Viex”). Includes 2,282,045 shares held by Series One. Viex GP is the general partner of Series One; Viex Capital Advisors is the investment manager of Series One; and Mr. Singer is the management member of Viex GP and Viex Capital Advisors. The principal business address of the entities listed above and Mr. Singer is 323 Sunny Isles Blvd, Suite 700, Sunny Isles Beach, Florida 33160.
(6)	Based upon the Schedule 13D/As filed with the SEC on February 17, 2021 by each of Oak, Osmium, Viex, Michael J. McConnell and John Mutch (together, the “Stockholder Group”), on February 12, 2021, the Stockholder Group formed a “group” within the meaning of Section 13(d)(3) of the Exchange Act. According to the information described in footnotes (2), (3), and (5) above, the Stockholder Group collectively owns 8,908,557 shares, constituting approximately 24.9% of our common stock as of March 31, 2021. Members of the Stockholder Group expressly disclaimed beneficial ownership of the securities owned by such other members. Michael J. McConnell and John Mutch are not beneficial owners of shares of the Company.
(7)	Shares of common stock owned consist of 427,033 shares held directly by Mr. Moriarty. The rights to acquire common stock includes 1,063,123 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 31, 2021 and 11,111 shares subject to RSUs that will vest within 60 days of March 31, 2021.
(8)	Shares of common stock owned consist of 10,511 shares held directly by Mr. Gephart. The rights to acquire common stock includes 12,498 shares subject to RSUs that will vest within 60 days of March 31, 2021.
(9)	Shares of common stock owned consist of 205,460 shares held directly by Mr. Pike. The rights to acquire common stock includes 205,000 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 31, 2021 and 4,667 shares subject to RSUs that will vest within 60 days of March 31, 2021.
(10)	Shares of common stock owned consist of 8,293 shares held directly by Ms. Benton. The rights to acquire common stock includes 21,176 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 31, 2020 and 1,377 shares subject to RSUs that will vest within 60 days of March 31, 2021.
(11)	Shares of common stock owned consist of 9,929 shares held directly by Ms. Carmichael. The rights to acquire common stock includes 24,977 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 31, 2020 and 1,498 shares subject to RSUs that will vest within 60 days of March 31, 2021.
(12)	Shares of common stock owned consist of 26,423 held directly by Ms. Schulz as a result of the vesting of previously granted RSUs, plus an additional 5,000 shares held by Ms. Schulz which were acquired via open market purchases prior to Ms. Schulz joining the Board. The rights to acquire common stock includes 56,189 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 31, 2021 and 954 shares subject to RSUs that will vest within 60 days of March 31, 2021.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2020 regarding compensation plans under which our equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by stockholders(2)	3,923,478(3)	$10.09	4,117,197(4)
Equity compensation plans not approved by stockholders	—	—	—
Total	3,923,478	$10.09	4,117,197
(1)

The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price. There are no warrants or other rights outstanding.

(2)

Consists of the Amended and Restated Demand Media, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), the 2010 Plan, and the Leaf Group Ltd. 2010 Employee Stock Purchase Plan (the “ESPP”). We are no longer permitted to grant awards under the 2006 Plan. In addition, our ESPP expired with respect to additional offering periods in October 2020. The final twelve-month offering period began September 16, 2020 and will end on the earlier of (i) September 15, 2021 and (ii) a final exercise date to be determined by our Board and which will be no later than five days prior to the effective time of the merger.

(3)

Under the ESPP, eligible employees are permitted to purchase shares of our common stock at a discount on certain dates through payroll deductions within a pre-determined offering period. Accordingly, the number of shares of common stock to be issued upon exercise of outstanding rights under the ESPP as of December 31, 2020 is not determinable and is therefore not included.

(4)

Includes (i) 2,570,894 shares available for issuance under the 2010 Plan and (ii) 1,546,303 shares reserved for issuance under the ESPP. The aggregate number of securities available for issuance under awards granted pursuant to the 2010 Plan as of December 31, 2020 is equal to the sum of (i) 3,923,478 shares; plus (ii) any shares of our common stock subject to awards under the 2010 Plan that are forfeited, expire or settled for cash; plus (iii) any shares of our common stock subject to awards under the 2006 Plan that terminate, expire or lapse for any reason after December 31, 2020; plus (iv) an annual increase in shares on the first day of each calendar year through 2020. The annual increase will be equal to the lesser of (A) 1,200,000 shares, (B) 5% of our common stock outstanding on the last day of the prior calendar year or (C) such smaller number of shares as may be determined by the Board or the compensation committee of the Board. Shares available for issuance under the 2010 Plan can be granted pursuant to stock options, restricted stock, RSU and other incentive awards selected by the plan administrator. As of December 31, 2020, 12,968 shares were subject to purchase based upon the payroll deductions to that date under the ESPP for the current purchase period, which ran until March 15, 2021. The final purchase period will end on the earlier of (i) September 15, 2021 and (ii) a final exercise date to be determined by our Board and which will be no later than five days prior to the effective time of the merger.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review of Related Party Transactions

Our Board has adopted a written related party transaction policy to set forth the policies and procedures for the review and approval or ratification of transactions between the Company and its directors, director nominees, executive officers, beneficial holders of more than 5% of our common stock and their respective immediate family members. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, the amount involved exceeds $100,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness or employment by us of a related person. While the policy covers any related party transaction in which the amount involved exceeds $100,000, only related party transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years are required to be disclosed in applicable filings as required by the Securities Act, Exchange Act and related rules. Our Board has set the lower $100,000 threshold for approval of related party transactions because we believe it is important and appropriate for our audit committee to review transactions or potential transactions in which the amount involved exceeds $100,000.

Pursuant to our related party transaction policy, our audit committee will (i) review the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and (ii) take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics. Management will present to our audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto, and will update the audit committee as to any material changes to any related party transaction. Related party transactions may only be consummated if our audit committee has approved or ratified the transaction in accordance with the guidelines set forth in the policy. Certain types of transactions have been pre-approved by our audit committee under the policy. These pre-approved transactions include: (i) certain compensation arrangements; (ii) transactions in the ordinary course of business where the related party’s interest arises only from (a) his or her position as a director of another entity that is party to the transaction, (b) an equity interest of less than 5% in another entity that is party to the transaction, or (c) a limited partnership interest of less than 5%, subject to certain limitations; and (iii) transactions in the ordinary course of business where the interest of the related party arises solely from the ownership of a class of equity securities in our Company that provides all holders of such class of equity securities with the same benefit on a pro rata basis. No director may participate in the approval of a related party transaction for which he or she is a related party.

Related Party Transactions

Described below are related party transactions to which we were a party during our last fiscal year, or to which we will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Indemnification Agreements. We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance—Corporate Governance—Director Independence” above.

Item 14.Principal Accounting Fees and Services

The following table presents fees for audit, audit-related, tax and other services rendered to us by Deloitte & Touche LLP (“Deloitte”) for the fiscal years ended December 31, 2020 and 2019:

Type of Fees	Fiscal 2020	Fiscal 2019
Audit Fees	$988,800	$863,800
Audit-Related Fees	—	$7,510
Tax Fees	—	—
All Other Fees	—	—
Total	$988,800	$871,310

Audit Fees

This category includes fees for (i) the integrated audit of our consolidated financial statements and internal control over financial reporting pursuant to the requirements of the Sarbanes-Oxley Act of 2002, (ii) reviews of each of the quarterly consolidated financial information included in our Quarterly Reports on Form 10-Q, and (iii) audit services that are normally provided by Deloitte in connection with statutory or regulatory filings. Audit Fees for fiscal year 2020 also includes services rendered in connection with our reporting segment reorganization in the third quarter of 2020, our shelf registration statement on Form S-3, filed on October 14, 2020 and declared effective on October 26, 2020 and our public offering of equity in December 2020, such as comfort letters and review of documents filed with the SEC. The Audit Committee considered whether the provision of the foregoing services by Deloitte was compatible with maintaining Deloitte’s independence and determined that they were compatible.

Audit-Related Fees

This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not included in the fees reported in the table above under “Audit Fees.” The services for the fees disclosed under this category primarily include services rendered in connection with the issuance of a consent related to our registration statements on Form S-8 by Deloitte, as applicable.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm. This policy is set forth in our audit committee’s charter, which is available at http://ir.leafgroup.com/corporate-governance/corporate-governance-overview/default.aspx.

During fiscal years 2020 and 2019, all services performed by Deloitte for our benefit were pre-approved by the audit committee in accordance with its charter and all applicable laws, rules, and regulations.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements:

See the consolidated financial statements included in the Annual Report on Form 10-K filed on February 25, 2021 on the pages indicated:

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1

Purchase Agreement, dated June 5, 2018, by and among Leaf Group Ltd., Well+Good LLC and the Sellers set forth therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018)

2.2

Asset Purchase Agreement, dated May 1, 2017, by and among the Company, Deny Designs, a Colorado corporation, and Dustin Nyhus (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2017)

2.3

Asset Sale and Service Agreement, dated April 24, 2020, by and among Leaf Group Ltd. and Hearst Newspapers, a division of Hearst Communications, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020)

2.4

Agreement and Plan of Merger, dated April 3, 2021, by and among Graham Holdings Company, Pacifica Merger Sub, Inc. and Leaf Group Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)

3.1

Amended and Restated Certificate of Incorporation of Leaf Group Ltd., as amended effective November 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

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

Exhibit No.		Description of Exhibit
10.7	†

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

Amended and Restated Employment Agreement between the Company and Brian Gephart, dated as of October 16, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)

10.13	†	Outside Director Compensation Program (updated as of October 2020) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
10.14

Tax Matters Agreement between the Company and Rightside Group, Ltd., dated as of August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2014)

10.15	†

Amended and Restated Employment Agreement between the Company and Adam Wergeles, dated as of March 22, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019)

10.16

Loan and Security Agreement, dated as of November 7, 2019, by and among Leaf Group Ltd., Society6, LLC, Well+Good LLC, LS Media Holdings LLC, Deny Designs, LLC, Saatchi Online, Inc., Other Art Fairs, LLC, Leaf Group Services, LLC, Leaf OIYS, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2019)

10.17

First Amendment to Loan and Security Agreement, dated as of June 1, 2020, by and among Leaf Group Ltd., Society6, LLC, Well+Good LLC, LS Media Holdings LLC, Deny Designs, LLC, Saatchi Online, Inc., Other Art Fairs, LLC, Leaf Group Services, LLC, Leaf OIYS, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2020)

10.18

Promissory Note, dated as of April 20, 2020, by and among Leaf Group Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2020)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)
21.1		List of subsidiaries of Leaf Group Ltd. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)

Exhibit No.		Description of Exhibit
23.1

Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)

24.1		Power of Attorney (included on signature page hereto)
31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)

32.2

Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)

101.INS		Inline XBRL Instance Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
101.SCH		Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith)

	†	Indicates management contract or compensatory plan, contract or arrangement.

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

Date: April 30, 2021