Form 10-Q
period 2021-03-31
LEAF GROUP LTD.
filed 2021-05-06
CIK 1365038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 36,032,095 shares of the registrant’s common stock, $0.0001 par value, outstanding.

LEAF GROUP LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$51,950	$67,080
Accounts receivable, net	14,061	13,135
Prepaid expenses and other current assets	3,796	4,358
Total current assets	69,807	84,573
Property and equipment, net	14,619	14,789
Operating lease right-of-use assets	9,540	10,266
Intangible assets, net	10,251	10,784
Goodwill	19,303	19,295
Other assets	1,169	1,220
Total assets	$124,689	$140,927

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,221	$13,515
Accrued expenses and other current liabilities	21,883	25,876
Deferred revenue	3,971	3,609
Debt, current	10,293	7,614
Total current liabilities	42,368	50,614
Deferred tax liability	131	115
Operating lease liabilities	7,126	7,943
Debt, non-current	1,073	3,762
Other liabilities	168	190
Total liabilities	50,866	62,624
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value. Authorized 100,000 shares; 37,503 and 35,848 shares issued and outstanding at March 31, 2021 and 37,351 and 35,696 shares issued and outstanding at December 31, 2020	4	4
Additional paid-in capital	603,504	601,687
Treasury stock at cost, 1,655 shares at March 31, 2021 and December 31, 2020	(35,706)	(35,706)
Accumulated other comprehensive loss	(25)	(23)
Accumulated deficit	(493,954)	(487,659)
Total stockholders’ equity	73,823	78,303
Total liabilities and stockholders’ equity	$124,689	$140,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenue:
Product revenue	$33,679	$16,382
Service revenue	18,198	16,483
Total revenue	51,877	32,865
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	25,370	12,449
Service costs (exclusive of amortization of intangible assets shown separately below)	9,369	8,977
Sales and marketing	9,380	7,670
Product development	4,829	5,520
General and administrative	8,521	8,084
Amortization of intangible assets	533	733
Total operating expenses	58,002	43,433
Loss from operations	(6,125)	(10,568)
Interest income	2	23
Interest (expense)	(125)	(89)
Other income (expense), net	(5)	10
Loss before income taxes	(6,253)	(10,624)
Income tax (expense)	(42)	(52)
Net loss	$(6,295)	$(10,676)

Net loss per share—basic and diluted	$(0.18)	$(0.40)
Weighted average number of shares—basic and diluted	35,784	26,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Net loss	$(6,295)	$(10,676)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(2)	(62)
Comprehensive loss	$(6,297)	$(10,738)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended March 31, 2021
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2020	35,696	$4	$601,687	$(35,706)	$(23)	$(487,659)	$78,303
Issuance of stock under employee stock awards and other, net	152	—	231	—	—	—	231
Tax withholdings related to vesting of share-based payments	—	—	(358)	—	—	—	(358)
Stock-based compensation expense	—	—	1,894	—	—	—	1,894
Issuance of common stock in connection with follow-on public offering, net of offering costs	—	—	50	—	—	—	50
Foreign currency translation adjustment	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(6,295)	(6,295)
Balance at March 31, 2021	35,848	$4	$603,504	$(35,706)	$(25)	$(493,954)	$73,823

	Three months ended March 31, 2020
					Accumulated
			Additional		other
			paid-in		comprehensive		Total
	Common stock		capital	Treasury	income	Accumulated	stockholders’
	Shares	Amount	amount	stock	(loss)	deficit	equity
Balance at December 31, 2019	26,283	$3	$562,332	$(35,706)	$(20)	$(478,799)	$47,810
Issuance of stock under employee stock awards and other, net	320	—	6	—	—	—	6
Tax withholdings related to vesting of share-based payments	—	—	(556)	—	—	—	(556)
Stock-based compensation expense	—	—	2,833	—	—	—	2,833
Foreign currency translation adjustment	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	(10,676)	(10,676)
Balance at March 31, 2020	26,603	$3	$564,615	$(35,706)	$(82)	$(489,475)	$39,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

.

Leaf Group Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(6,295)	$(10,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,485	2,487
Non-cash lease expense	726	691
Deferred income taxes	16	7
Stock-based compensation	1,752	2,704
Other	—	42
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable, net	(903)	4,776
Prepaid expenses and other current assets	541	(506)
Other long-term assets	(87)	—
Operating lease ROU assets and liabilities	(781)	(702)
Accounts payable	(7,279)	(1,264)
Accrued expenses and other liabilities	(3,529)	(3,869)
Deferred revenue	361	2,430
Net cash used in operating activities	(12,993)	(3,880)
Cash flows from investing activities
Purchases of property and equipment	(1,651)	(1,708)
Net cash used in investing activities	(1,651)	(1,708)
Cash flows from financing activities
Proceeds from exercises of stock options and purchases under ESPP	231	6
Cash paid for common stock issuance costs	(293)	—
Taxes paid on net share settlements of restricted stock units	(358)	(556)
Purchases of intangible assets	(163)	—
Cash paid for acquisition holdback	—	(36)
Cash paid for debt issuance costs	—	(6)
Other	(27)	(16)
Net cash used in financing activities	(610)	(608)
Effect of foreign currency on cash, cash equivalents and restricted cash	(12)	2
Change in cash, cash equivalents and restricted cash	(15,266)	(6,194)
Cash, cash equivalents and restricted cash, beginning of period	68,364	19,126
Cash, cash equivalents and restricted cash, end of period	$53,098	$12,932

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$51,950	$11,648
Restricted cash included in other current assets	136	136
Restricted cash included in other long-term assets	1,012	1,148
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$53,098	$12,932

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

Saatchi Art Group

Saatchi Art Group segment, inclusive of SaatchiArt.com (“Saatchi Art”) and its art fair event brand, The Other Art Fair, is a leading online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery, virtual reality or in-person at art fairs hosted in the United Kingdom, Australia, Canada, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.

Media Group

Our Media Group segment brands educate and entertain consumers across a wide variety of life topics, including the popular fitness and wellness and home and design verticals. In the fitness and wellness vertical, our leading brands include Well+Good and Livestrong.com, which aim to inspire people to lead healthier lives. In the home and design vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 55 websites focused on specific categories or interests that we either own and operate or host and operate for our partners.

2. Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2021 and 2020 are unaudited and have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of March 31, 2021, our results of operations for the three months ended March 31, 2021 and 2020, and our cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), for interim financial information and with the instructions from the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. For public companies, these amendments are effective for the fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021 and the impact to the income tax provision for the three months ending March 31, 2021 was immaterial.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three months ended March 31,
	2021	2020
Product revenue
Society6 Group	$32,762	$15,770
Saatchi Art Group	909	611
Media Group	8	1
Total product revenue	33,679	16,382
Service revenue
Society6 Group	116	223
Saatchi Art Group	4,201	2,137
Media Group	13,881	14,123
Total service revenue	18,198	16,483
Total revenue	$51,877	$32,865

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable. Deferred revenue includes payments received from sales of our products within the Society6 Group segment prior to the transfer of control of such products to the customers; payments made for original art sold via Saatchi Art that are collected prior to the completion of the return period upon which our service is considered completed; and amounts billed to media customers prior to delivery of content; and sales of subscriptions for premium content or services not yet delivered. During the three months ended March 31, 2021, we recognized $2.6 million of revenues that were included in the deferred revenue balance as of December 31, 2020.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services, we require payment before the products or services are delivered to the customer.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Computers and other related equipment	$12,016	$11,860
Purchased and internally developed software	42,458	40,832
Furniture and fixtures	1,514	1,514
Leasehold improvements	6,795	6,795
Machinery and related equipment	782	782
	63,565	61,783
Less accumulated depreciation	(48,946)	(46,994)
Property and equipment, net	$14,619	$14,789

Depreciation and software amortization expense, which includes no losses on disposal of property and equipment for the three months ended March 31, 2021 and less than $0.1 million for the three months ended March 31, 2020, is shown by classification below (in thousands):

	Three months ended March 31,
	2021	2020
Product costs	$463	$522
Service costs	1,335	1,047
Sales and marketing	11	9
Product development	17	13
General and administrative	126	163
Total depreciation	$1,952	$1,754

5. Goodwill and Intangible Assets

The following table presents the changes in our goodwill balance (in thousands):

	Society6 Group	Saatchi Art Group	Media Group	Total

Balance at December 31, 2020	$14,757	$2,413	$2,125	$19,295
Foreign currency impact	—	8	—	8
Balance at March 31, 2021	$14,757	$2,421	$2,125	$19,303

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

Intangible assets consisted of the following (in thousands):

	March 31, 2021
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(3,734)	$269
Artist relationships	12,237	(11,566)	671
Media content	86,164	(86,058)	106
Technology	6,204	(6,204)	—
Non-compete agreements	25	(25)	—
Trade names	18,946	(9,741)	9,205
Total intangible assets	$127,579	$(117,328)	$10,251

	December 31, 2020
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$4,003	$(3,618)	$385
Artist relationships	12,237	(11,566)	671
Media content	86,164	(86,048)	116
Technology	6,204	(6,204)	—
Non-compete agreements	25	(25)	—
Trade names	18,946	(9,334)	9,612
Total intangible assets	$127,579	$(116,795)	$10,784

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Total amortization expense for the periods shown below includes (in thousands):

	Three months ended March 31,
	2021	2020
Service costs	$10	$13
Sales and marketing	116	285
Product development	—	46
General and administrative	407	389
Total amortization	$533	$733

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued payroll and related items	$1,925	$3,897
Artist payables	6,479	7,908
Accrued product costs	2,440	2,718
Operating lease liabilities	3,230	3,195
Other	7,809	8,158
Accrued expenses and other current liabilities	$21,883	$25,876

7. Debt

Current and non-current debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Current debt
Credit facility	$4,000	$4,000
PPP loan	6,251	3,572
Other	42	42
Total current debt	10,293	7,614
Non-current debt
PPP loan	893	3,572
Other	180	190
Total non-current debt	1,073	3,762
Total debt	$11,366	$11,376

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

As of March 31, 2021, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $7.5 million as of March 31, 2021. We are in compliance with all restrictions and have met all debt payment obligations as of March 31, 2021.

On May 5, 2021, we repaid all amounts due and owed under the credit facility with Silicon Valley Bank for the principal, interest, and other amounts owed in the amount of $4.0 million. Effective immediately upon such repayment, (i) all obligations under the credit facility were paid and discharged in full; (ii) all unfunded commitments to make credit extensions or financial accommodations to us or any other person thereunder were terminated; (iii) all security interests and other liens granted to or held by the Lender were terminated and released; and (iv) all guaranties supporting the credit facility were released without further action from the Lender; provided that certain letter of credit and bank services obligations previously secured together with the credit facility survive such termination and are now separately cash collateralized.

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

The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022 (the “Maturity Date”). No payments are due on the PPP Loan until September 20, 2021, although interest of 1.0% per annum will accrue during the deferment period. Beginning September 20, 2021, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. On November 30, 2020, we filed an application seeking forgiveness of the PPP Loan. On January 27, 2021, we received notification from Silicon Valley Bank that our loan forgiveness application has been submitted to the SBA. While we believe we used the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium.

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

As of March 31, 2021, we had $7.1 million of borrowings outstanding under the PPP Loan.

8. Leases

Operating lease expense for the three months ended March 31, 2021 and 2020 was $1.0 million and $1.0 million, respectively. As of March 31, 2021, short-term leases and finance leases were not material and are therefore not included in the following disclosures.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,026	$1,004

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$9,540	$10,266

Accrued expenses and other current liabilities	3,230	3,195
Operating lease liabilities	7,126	7,943
Total operating lease liabilities	$10,356	$11,138

Weighted average remaining lease term:
Operating leases	3 years	3 years

Weighted average discount rate:
Operating leases	9%	9%

Maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

Operating
Leases
2021	$3,032
2022	3,967
2023	3,519
2024	1,336
Thereafter	—
Total lease payments	$11,854
Less imputed interest	1,498
Total operating lease liabilities	$10,356

9. Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations under operating leases and, as of March 31, 2021, these leases have non-cancelable periods ending between October 2021 and July 2024. The lease for our Santa Monica office facility expires in July 2024.

Litigation

On April 26, 2021, purported stockholder Shiva Stein filed suit against the Company and each of its directors – Deborah Benton, Sean Moriarty, Jennifer Schultz, Beverly Carmichael, Rob Krolik, Suzanne Hopgood and Harold Logan – in the United States District Court for the Southern District of New York (Stein v. Leaf Group et al, Civil Action No. 1:21-cv-03693 (S.D.N.Y 2021)). On May 4, 2021, purported stockholder Myrtle Sorenson filed suit against the Company and each of its directors in the United States District Court for the Southern District of New York (Sorenson v. Leaf Group et al, Civil Action No. 1:21-cv-03980 (S.D.N.Y. 2021)).

The complaints in each of the lawsuits allege violations of Sections 14(a) and 20 of the Securities Exchange Act of 1934 based on supposed material omissions from the preliminary proxy statement filed by Leaf Group on April 23, 2021, in connection with the proposed acquisition of the Company by Graham Holdings Company (see Note 16 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the proposed acquisition). Plaintiffs request, among other things, that the court enjoin or, to the extent implemented, rescind the merger or grant rescissory damages, along with other equitable relief; the plaintiffs have not filed a motion for preliminary injunction in either case. The Company believes each of the lawsuits lacks any merit and intends to vigorously defend against the claims made.

In addition, from time to time, we are a party to various legal matters incidental to the conduct of our business. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

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

10. Income Taxes

Income tax expense was less than $0.1 million for the three months ended March 31, 2021 and 2020.

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

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and no interest or penalties were recognized in the three months ended March 31, 2021 or 2020. There are no material uncertain tax positions and no uncertain income tax positions were recorded during the three months ended March 31, 2021 or 2020, and we do not expect our uncertain tax position to change materially during the next twelve months.

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

11. Stock-based Compensation Plans and Awards

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Service costs	$226	$371
Sales and marketing	207	365
Product development	482	705
General and administrative	837	1,263
Total stock-based compensation	$1,752	$2,704

Award Activity

Stock Options

Stock option activity is as follows (in thousands):

Number of
options
outstanding
Outstanding at December 31, 2020	1,655
Options exercised	(32)
Options forfeited or cancelled	(24)
Outstanding at March 31, 2021	1,599

Restricted Stock Units

Restricted stock unit activity is as follows (in thousands):

Number of
shares
Unvested at December 31, 2020	2,268
Vested	(176)
Forfeited	(55)
Unvested at March 31, 2021	2,037

12. Stockholders’ Equity

Stock Repurchases

Under our stock repurchase plan, as amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time. We have not initiated any repurchases of our common stock since December 2016 and are not currently making repurchases. As of March 31, 2021, approximately $14.3 million remained available under the repurchase plan, and we may continue to make stock repurchases from time to time in the future. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. As of March 31, 2021, there were no unsettled share repurchases. The par value of shares repurchased is deducted from common stock and any excess over par value is deducted from additional paid-in capital. Direct costs incurred to repurchase the shares are included in the total cost of the shares.

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

The financial performance of our operating segments and reconciliation to consolidated operating loss is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Segment Revenue:
Society6 Group	$32,878	$15,993
Saatchi Art Group	5,110	2,748
Media Group	13,889	14,124
Total revenue	$51,877	$32,865

Segment Operating Expenses:
Society6 Group(1)	$31,139	$16,438
Saatchi Art Group(1)	5,451	4,095
Media Group(1)	9,065	10,380
Add:
Strategic shared services and corporate overhead(2)(3)	8,110	7,329
Consolidated operating expenses	$53,765	$38,242

Segment Operating Contribution:
Society6 Group(4)	$1,739	$(445)
Saatchi Art Group(4)	(341)	(1,347)
Media Group(4)	4,824	3,744
Add (deduct):
Strategic shared services and corporate overhead(2)(3)	(8,110)	(7,329)
Acquisition, disposition and realignment costs(5)	1,303	—
Adjusted EBITDA(6)	$(585)	$(5,377)

Reconciliation to consolidated pre-tax loss:
Adjusted EBITDA(6)	$(585)	$(5,377)
Add (deduct):
Interest income (expense), net	(123)	(66)
Other income, net	(5)	10
Depreciation and amortization(7)	(2,485)	(2,487)
Stock-based compensation(8)	(1,752)	(2,704)
Acquisition, disposition, realignment and contingent payment costs(9)	(1,303)	—
Loss before income taxes	$(6,253)	$(10,624)
(1)	Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses.

(2)	Strategic shared services include shared operating expenses that are not directly attributable to the operating segments, including: network operations center, marketing, business development, product development, creative, financial systems, quality assurance, software engineering, and information systems. Corporate overhead includes general and administrative support functions that are not directly attributable to the operating segments, including: executive, accounting, finance, human resources, legal, and facilities. Strategic shared services and corporate overhead excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)	Strategic shared services and corporate overhead includes $2.0 million and $2.1 million in strategic shared services costs for the three months ended March 31, 2021 and 2020, respectively, and $6.1 million and $5.2 million in corporate overhead for the three months ended March 31, 2021 and 2020, respectively.

(4)	Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(5)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, and (c) other costs attributable to acquisition, disposition or corporate realignment activities, excluding contingent payments to certain key employees/equity holders of acquired businesses.

(6)	Adjusted EBITDA reflects net income (loss) excluding interest (income) expense, income tax expense (benefit), and certain other non-cash or non-recurring items impacting net income (loss) from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

(7)	Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.

(8)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.

(9)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses, and (d) other costs attributable to acquisition, disposition or corporate realignment activities.

Revenue by geographic region, as determined based on the location of our customers or anticipated destination of use, is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Domestic	$45,638	$29,386
International	6,239	3,479
Total revenue	$51,877	$32,865

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three months ended March 31,
	2021	2020
Net loss	$(6,295)	$(10,676)
Weighted average common shares outstanding—basic and diluted	35,784	26,424
Net loss per share—basic and diluted	$(0.18)	$(0.40)

For the three months ended March 31, 2021 and 2020, we excluded 3.6 million and 4.3 million shares, respectively, from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive.

For the three months ended March 31, 2021 and 2020, had we reported net income, 0.9 million and less than 0.1 million common shares would have been included in the number of shares used to calculate earnings per share, respectively.

16. Subsequent Events

Merger Agreement

On April 3, 2021, the Company, Graham Holdings Company, a Delaware corporation (“Parent”), and Pacifica Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the adoption of the Merger Agreement by the Company’s stockholders; (ii) the absence of any temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the

Merger issued by any governmental entity of competent jurisdiction; (iii) termination or expiration of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the representations and warranties of the parties being true and correct subject to certain materiality qualifications and all covenants of the parties having been complied with in all material respects; and (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on the Company. The Merger is not subject to any approval by the stockholders of Parent or to any financing condition.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company common stock, par value $0.0001 per share (the “Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) shares of Company Common Stock held by the Company as treasury stock or owned by Parent or Merger Sub and (ii) shares of Company Common Stock held by stockholders who have properly and validly exercised their statutory rights of appraisal in respect of such shares) will be automatically converted into the right to receive cash in an amount equal to $8.50 per share, net of applicable withholding taxes and without interest thereon (the “Merger Consideration”).

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement, the Company will be required to pay Parent a fee of $12,900,000 if (i) Parent terminates the Merger Agreement as a result of the Company’s board of directors (“Board”) changing its recommendation to the Company’s stockholders or the Company has materially breached any of its “no-shop” obligations in the Merger Agreement (or in certain circumstances where the Merger Agreement is terminated for other reasons but Parent had the right to terminate it for the foregoing reasons), (ii) the Company terminates the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) and enter into a definitive agreement concerning such Superior Proposal, or (iii) an alternative acquisition proposal is publicly announced or made to the Company after the date of the Merger Agreement, and thereafter (x) the Merger Agreement is terminated by either party under certain specified circumstances and (y) within twelve (12) months of such termination, the Company enters into an definitive agreement with respect to an alternative acquisition proposal or an alternative acquisition proposal is consummated.

To induce certain officers and employees of the Company to continue their employment and to encourage them to exert their best efforts toward the closing of the Merger, the Board approved the Leaf Group Ltd. Retention Plan (the “Retention Program”). Under the Retention Program, the Compensation Committee of the Board has selected officers who will be eligible to receive certain retention bonuses and the amount of such bonuses, and the Company’s Chief Executive Officer, Sean Moriarty has selected employees who will be eligible to receive certain retention bonuses and the amount of such bonuses. Mr. Moriarty is not eligible to receive any payments under the Retention Program. The maximum aggregate amount payable to all participants under the Retention Program is $2,750,000.

Credit Facility Pay-off

On May 5, 2021, we repaid all amounts due and owed under the credit facility with Silicon Valley Bank for the principal, interest, and other amounts owed in the amount of $4.0 million. Effective immediately upon such repayment, (i) all obligations under the credit facility were paid and discharged in full; (ii) all unfunded commitments to make credit extensions or financial accommodations to us or any other person thereunder were terminated; (iii) all security interests and other liens granted to or held by the Lender were terminated and released; and (iv) all guaranties supporting the credit facility were released without further action from the Lender; provided that certain letter of credit and bank services obligations previously secured together with the credit facility survive such termination and are now separately cash collateralized.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Leaf Group,” the “Company,” “our,” “we,” “us” and similar terms include Leaf Group Ltd. and its subsidiaries, unless the context indicates otherwise.

“Leaf Group” and other trademarks of ours appearing in this report, such as “Society6”, “The Other Art Fair”, and “Well+Good” are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us or our business by such companies, or any relationship with any of these companies.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so identified. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our current financial results and our current expectations and projections about future events, including the business risks and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs; risks associated with the Company’s ability to obtain the stockholder approval required to consummate the proposed Merger and the timing of the closing of the proposed Merger, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the proposed Merger will not occur; the outcome of any legal proceedings that may be instituted against the parties and others related to the Merger Agreement; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement; unanticipated difficulties or expenditures relating to the proposed Merger, the response of business partners and competitors to the announcement of the proposed Merger, and/or potential difficulties in employee retention as a result of the announcement and pendency of the proposed Merger; and the response of Company stockholders to the Merger Agreement; those related to the COVID-19 pandemic; our ability to execute our business plan to maintain compliance with the continued listing criteria of the New York Stock Exchange (“NYSE”); changes by the Small Business Administration (“SBA”) or other governmental authorities regarding the Coronavirus Aid, Relief and Economic Security Act of 2020, the SBA’s related Paycheck Protection Program (the “PPP Program”) and our ability to obtain forgiveness of the loan we obtained pursuant to the PPP Program; and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described Quarterly Report on Form 10-Q, as well as those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”), including our 2020 Annual Report, which was filed with the SEC on February 25, 2021 (as amended by the Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2021), and the factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2020 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Saatchi Art Group

Saatchi Art Group segment, inclusive of SaatchiArt.com (“Saatchi Art”) and its art fair event brand, The Other Art Fair, is a leading online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery, virtual reality or in-person at art fairs hosted in the United Kingdom, Australia, Canada, and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography. Saatchi Art Group segment primarily generates revenue through commissions on the final sale price of original works of art and from various sources relating to the hosting of in-person and virtual reality art fairs, including commissions from the sale of original art, fees paid by artists for stands and through sponsorship opportunities with third-party brands and advertisers.

Media Group

Our Media Group segment brands educate and entertain consumers across a wide variety of life topics, including the popular fitness and wellness and home and design verticals. In the fitness and wellness vertical, our leading brands include Well+Good and Livestrong.com, which aim to inspire people to lead healthier lives. In the home and design vertical, Hunker is our leading brand inspiring people to improve the space around them. These brands are the leaders in our catalog of over 55 websites focused on specific categories or interests that we either own and operate or host and operate for our partners.

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

Revenue

For the three months ended March 31, 2021 and 2020, we reported revenue of $51.9 million and $32.9 million, respectively. For the three months ended March 31, 2021 and 2020, Society6 Group revenue accounted for 63% and 49% of our total revenue, respectively, Saatchi Art Group revenue accounted for 10% and 8% of our total revenue, respectively, and Media Group revenue accounted for 27% and 43% of our total revenue, respectively.

The revenue generated by our Society6 Group and Saatchi Art Group segments have higher costs associated with them as compared to our Media Group segment due to variable product costs, including outsourced product manufacturing costs, artist royalties, marketing costs, and shipping and handling costs.

Impacts of the COVID-19 Pandemic

Since March 2020, we, together with companies across the globe, have been living with and responding to the rapidly changing health and economic conditions wrought by the spread of the COVID-19 pandemic (the “Pandemic”). The Pandemic has presented both challenges and opportunities for virtually every aspect of our business as discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2020. We saw no additional impacts of the Pandemic on our business during the three months ending March 31, 2021.

While we believe that the change in purchasing behavior occasioned by the Pandemic will have an enduring positive impact on e-commerce, there is a material risk that the coming end of the Pandemic and the termination of shelter-at-home regulations may cause a slowdown and even potentially a reversal of the Society6 Group business as consumers are able to return to work and are more comfortable shopping in physical stores.

Recent Developments

On April 3, 2021, the Company, Graham Holdings Company, a Delaware corporation (“Parent”), and Pacifica Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The transactions contemplated by the Merger Agreement require the approval of a majority of the Company’s stockholders. See Note 16 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

Society6 Group Metrics

●	Society6 Group Number of transactions: We define Society6 Group transactions as the total number of Society6 Group transactions successfully completed by a customer during the applicable period.
●	Society6 Group Gross transaction value: We define Society6 Group gross transaction value as the total dollar value of Society6 Group transactions. Society6 Group gross transaction value is the total amount paid by the customer for a Society6 Group product, which consists of the following elements: the product price, inclusive of the commission payable to the artist, shipping charges, and sales taxes, less any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.

Saatchi Art Group Metrics

●	Saatchi Art Group Number of transactions: We define Saatchi Art Group transactions as the total number of Saatchi Art Group transactions successfully completed by a customer during the applicable period, excluding certain transactions generated by Saatchi Art’s The Other Art Fair, which include sales of stand space to artists at fairs, sponsorship fees and ticket sales.
●	Saatchi Art Group Gross transaction value: We define Saatchi Art Group gross transaction value as the total dollar value of Saatchi Art Group transactions, excluding the revenue from certain transactions generated by Saatchi Art’s The Other Art Fair, which include sales of stand space to artists at fairs, sponsorship fees and ticket sales. Saatchi Art Group gross transaction value is the total amount paid by the customer for a Saatchi Art Group product, which consists of the following elements: the product price, inclusive of the commission payable to the artist, shipping charges, and sales taxes, less any promotional discounts. Gross transaction value does not reflect any subsequent cancellations, refunds or credits and does not represent revenue earned by the Company.
●	Number of art fairs: We define the number of art fairs as in-person art fairs hosted by The Other Art Fair.

Media Group Metrics

●	Visits per Google Analytics: Visits per Google Analytics is defined as the total number of times users access our content across (a) one of our owned and operated properties and/or (b) one of our customers’ properties, to the extent that the visited customer web pages are hosted by our content services. In each case, breaks of access of at least 30 minutes constitute a unique visit. Additionally, a visit is also considered to have ended at midnight or if a user arrives via one campaign, leaves, and then comes back via a different campaign.
●	Revenue per visit (“RPV”): We define RPV as Media Group revenue per one thousand visits.

The following table sets forth our key business metrics for the periods presented:

	Three months ended March 31,
	2021	2020	% Change
Society6 Group Metrics(1):
Society6 Group Number of Transactions	493,964	267,735	84%
Society6 Group Gross Transaction Value (in thousands)	$37,215	$18,562	100%
Saatchi Art Group Metrics(1)(2):
Saatchi Art Group Number of Transactions	10,142	5,462	86%
Saatchi Art Group Gross Transaction Value (in thousands)	$11,431	$8,074	42%
Number of Art Fairs	1	—	100%
Media Group Metrics(1)(3):
Visits per Google Analytics (in thousands)	422,312	653,108	(35)%
Revenue per Visit (RPV)	$32.89	$21.63	52%
Pro forma Visits per Google Analytics (in thousands)(4)	422,312	524,816	(20)%
Pro forma Revenue per Visit (RPV)(4)	$32.89	$26.91	22%
(1)	For a discussion of these period-to-period changes in the number of transactions, gross transaction value, number of visits and RPV, and how they impacted our financial results, see “Results of Operations” below.
(2)	Saatchi Art Group Metrics excludes transactions and the associated revenue generated by Saatchi Art’s The Other Art Fair, which include sales of stand space to artists at art fairs, sponsorship fees and ticket sales.
(3)	From April 25, 2020 onwards, Media Group Metrics exclude visits generated by certain domains no longer under our control as a result of the asset sale entered into with Hearst Newspapers, a division of Hearst Communications, Inc. (“Hearst”) on April 24, 2020 (the “Hearst Transaction”), as more fully described in Note 13 to the Condensed Consolidated Financial Statements.
(4)	Pro forma Visits and Pro forma Revenue per Visit exclude visits generated by certain domains no longer under our control as a result of the Hearst Transaction. The number of visits is derived from Google Analytics.

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

We believe that the estimates and assumptions associated with our revenue recognition, goodwill, intangible assets acquired in business combinations, and the recoverability of our long-lived assets have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and have discussed these in our 2020 Annual Report. There have been no material changes to our critical accounting policies and estimates since the date of our 2020 Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended March 31,
	2021	2020
Revenue:
Product revenue	$33,679	$16,382
Service revenue	18,198	16,483
Total revenue	51,877	32,865
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)(1)	25,370	12,449
Service costs (exclusive of amortization of intangible assets shown separately below)(1)(2)	9,369	8,977
Sales and marketing(1)(2)	9,380	7,670
Product development(1)(2)	4,829	5,520
General and administrative(1)(2)	8,521	8,084
Amortization of intangible assets	533	733
Total operating expenses	58,002	43,433
Loss from operations	(6,125)	(10,568)
Interest income	2	23
Interest expense	(125)	(89)
Other income (expense), net	(5)	10
Loss before income taxes	(6,253)	(10,624)
Income tax (expense)	(42)	(52)
Net loss	$(6,295)	$(10,676)

(1) Depreciation expense included in the above line items:
Product costs	$463	$522
Service costs	1,335	1,047
Sales and marketing	11	9
Product development	17	13
General and administrative	126	163
Total depreciation	$1,952	$1,754

(2) Stock-based compensation included in the above line items:
Service costs	$226	$371
Sales and marketing	207	365
Product development	482	705
General and administrative	837	1,263
Total stock-based compensation	$1,752	$2,704

As a percentage of revenue:

	Three months ended March 31,
	2021	2020
Revenue:
Product revenue	64.9%	49.8%
Service revenue	35.1%	50.2%
Total revenue	100.0%	100.0%
Operating expenses:
Product costs (exclusive of amortization of intangible assets shown separately below)	48.9%	37.9%
Service costs (exclusive of amortization of intangible assets shown separately below)	18.1%	27.3%
Sales and marketing	18.1%	23.3%
Product development	9.3%	16.8%
General and administrative	16.4%	24.6%
Amortization of intangible assets	1.0%	2.3%
Total operating expenses	111.8%	132.2%
Loss from operations	(11.8)%	(32.2)%
Interest income	—%	0.2%
Interest expense	(0.2)%	(0.3)%
Other income (expense), net	(0.1)%	—%
Loss before income taxes	(12.1)%	(32.3)%
Income tax (expense)	(0.1)%	(0.2)%
Net loss	(12.1)%	(32.5)%

Segment results (in thousands):

	Three months ended March 31,
	2021	2020	% Change
Segment Revenue:
Society6 Group	$32,878	$15,993	106%
Saatchi Art Group	5,110	2,748	86%
Media Group	13,889	14,124	(2)%
Total revenue	$51,877	$32,865	58%

Segment Operating Expenses:
Society6 Group(1)	$31,139	$16,438	89%
Saatchi Art Group(1)	5,451	4,095	33%
Media Group(1)	9,065	10,380	(13)%
Add:
Strategic shared services and corporate overhead(2)(3)	8,110	7,329	11%
Consolidated operating expenses	$53,765	$38,242	41%

Segment Operating Contribution:
Society6 Group(4)	$1,739	$(445)	491%
Saatchi Art Group(4)	(341)	(1,347)	75%
Media Group(4)	4,824	3,744	29%
Deduct:
Strategic shared services and corporate overhead(2)(3)	(8,110)	(7,329)	(11)%
Acquisition, disposition and realignment costs(5)	1,303	—	100%
Adjusted EBITDA(6)	$(585)	$(5,377)	89%

(1)	Segment operating expenses reflects operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses, and also excluding the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expense); (e) income taxes; and (f) contingent payments to certain key employees/equity holders of acquired businesses.

(2)	Strategic shared services include shared operating expenses that are not directly attributable to the operating segments, including: network operations center, marketing, business development, product development, creative, financial systems, quality assurance, software engineering, and information systems. Corporate overhead includes general and administrative support functions that are not directly attributable to the operating segments, including: executive, accounting, finance, human resources, legal, and facilities. Strategic shared services and corporate overhead excludes the following: (a) depreciation expense; (b) amortization of intangible assets; (c) share-based compensation expense; (d) interest and other income (expenses); and (e) income taxes.

(3)	Strategic shared services and corporate overhead includes $2.0 million and $2.1 million in strategic shared services costs for the three months ended March 31, 2021 and 2020, respectively, and $6.1 million and $5.2 million in corporate overhead for the three months ended March 31, 2021 and 2020, respectively.

(4)	Segment operating contribution reflects segment revenue less segment operating expenses. Operating contribution has certain limitations in that it does not take into account the impact to the statement of operations of certain expenses and is not directly comparable to similar measures used by other companies.

(5)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, and (c) other costs attributable to acquisition, disposition or corporate realignment activities, excluding contingent payments to certain key employees/equity holders of acquired businesses.

(6)	Adjusted EBITDA reflects net loss excluding interest (income) expense, income tax expense, and certain other non-cash or non-recurring items impacting net loss from time to time, principally comprised of depreciation and amortization, stock-based compensation, contingent payments to certain key employees/equity holders of acquired businesses and other payments attributable to acquisition, disposition or corporate realignment activities.

See Note 14 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Non-GAAP Financial Measures” below for more information and reconciliation of segment results to consolidated GAAP operating income (loss).

Society6 Group Revenue

Society6 Group revenue increased by $16.9 million, or 106%, to $32.9 million for the three months ended March 31, 2021, as compared to $16.0 million for the same period in 2020. The increase in revenue was primarily driven by a 112% increase in direct-to-consumer (“DTC”) sales, with a 118% increase domestically and an 82% increase internationally, and a 57% increase in business-to-business (“B2B”) sales. For the three months ended March 31, 2021, Society6 Group gross transaction value was $37.2 million as compared to $18.6 million in the prior year period, reflecting an increase of 100%. The increase in gross transaction value was primarily driven by a 107% increase in D2C gross transaction value, with a 113% increase domestically and a 77% increase internationally, a 53% increase in B2B gross transaction value, an 84% increase in the number of transactions and a 9% increase in average order value. The number of transactions increased 84% to 493,964 in the three months ended March 31, 2021 as compared to 267,735 in the same period in 2020. The increase was primarily driven by a 90% increase in D2C transactions, with a 97% increase domestically and a 52% increase internationally, and a 46% increase in B2B transactions.

Saatchi Art Group Revenue

Saatchi Art Group revenue increased by $2.4 million, or 86%, to $5.1 million for the three months ended March 31, 2021, as compared to $2.7 million for the same period in 2020. The increase in revenue was primarily driven by a 58% increase in Saatchi Art revenue and a $0.8 million increase in The Other Art Fair revenue. The Other Art Fair revenue was primarily driven by $0.4 million from one live art fair during the three months ended March 31, 2021, as compared to no live art fairs hosted for the same period in 2020 due to the Pandemic, and $0.3 million from sponsorship revenue for two virtual fairs. For the three months ended March 31, 2021, Saatchi Art Group gross transaction value was $11.4 million as compared to $8.1 million for the same period in 2020, reflecting an increase of 42%. The increase in Saatchi Art Group gross transaction value was primarily driven by an 86% increase in the number of transactions, partially offset by a 24% decrease in the average order value. Gross transaction value excludes the revenue from certain transactions generated by the art fairs, which include the sales of stand space to artists at art fairs, sponsorship fees and ticket sales. The number of transactions increased 86% to 10,142 in the three months ended March 31, 2021 as compared to 5,462 in the same period in 2020, primarily due to increases in Saatchi Art transactions.

Media Group Revenue

Media Group revenue decreased by $0.2 million, or 2%, to $13.9 million for the three months ended March 31, 2021, as compared to $14.1 million for the same period in 2020. The decline in revenue was attributable to a decline in revenue from OnlyInYourState and the Hearst Transaction and a decrease in visits, partially offset by an increase in RPV and growth in revenue for Well+Good and Hunker. As of April 25, 2020, we are no longer including visits to the sites migrated to Hearst in the Hearst Transaction. On an as reported basis, Google Analytics data shows visits decreased by 35% to 422 million visits in the three months ended March 31, 2021 as compared to 653 million visits in the same period in 2020. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, Google Analytics data shows visits decreased by 20% to 422 million visits in the three months ended March 31, 2021 as compared to 525 million visits in the same period in 2020, primarily due to a decline in OnlyInYourState visits. On an as reported basis, RPV, calculated using visits per Google Analytics, increased by 52%, to $32.89 in the three months ended March 31, 2021 from $21.63 in the same period in 2020. On a pro forma basis, that gives effect to the Hearst Transaction for all periods, RPV, calculated using visits per Google Analytics, increased by 22%, to $32.89 in the three months ended March 31, 2021 from $26.91 in the same period in 2020.

Consolidated Costs and Expenses

Operating costs and expenses were as follows (in thousands):

	Three months ended March 31,
	2021	2020	% Change
Product costs (exclusive of amortization of intangible assets)	$25,370	$12,449	104%
Service costs (exclusive of amortization of intangible assets)	9,369	8,977	4%
Sales and marketing	9,380	7,670	22%
Product development	4,829	5,520	(13)%
General and administrative	8,521	8,084	5%
Amortization of intangible assets	533	733	(27)%

Product Costs

Product costs for the three months ended March 31, 2021 increased by $12.9 million, or 104%, to $25.4 million, as compared to $12.4 million for the same period in 2020, primarily due to an increase in Society6 Group revenue.

Service Costs

Service costs for the three months ended March 31, 2021 increased by $0.4 million, or 4%, to $9.4 million, as compared to $9.0 million for the same period in 2020. The increase was primary due to an increase of $0.3 million in shipping costs associated with increased Saatchi Art sales, $0.3 million in depreciation expense, and $0.1 million in personnel and related costs, partially offset by a decrease of $0.3 million in content renovation costs.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2021 increased by $1.7 million, or 22%, to $9.4 million, as compared to $7.7 million for the same period in 2020. The increase was primarily due to an increase of $2.1 million in marketing expenses to drive increases in revenue, partially offset by a decrease of $0.2 million in consulting services and $0.2 million in travel and entertainment costs.

Product Development

Product development expenses for the three months ended March 31, 2021 decreased by $0.7 million, or 13%, to $4.8 million, as compared to $5.5 million for the same period in 2020. The decrease was primarily due to a decrease of $0.8 million in personnel and related costs, partially offset by an increase of $0.1 million in consulting services.

General and Administrative

General and administrative expenses for the three months ended March 31, 2021 increased by $0.4 million, or 5%, to $8.5 million, as compared to $8.1 million in the same period in 2020. The increase was primarily due to $1.3 million in costs associated with the Merger Agreement, including fees of legal, financial and other advisors, and $0.2 million in stockholder activist-related costs, partially offset by a decrease of $0.7 million associated with strategic review costs, including fees of legal, financial and other advisors, and $0.5 million in personnel and related costs.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2021 decreased by $0.2 million, or 27%, to $0.5 million, as compared to $0.7 million in the same period in 2020. The decrease in amortization expense is primarily due to intangible assets completing their useful life.

Interest Income (Expense), Net

Net interest expense for the three months ended March 31, 2021 remained flat at $0.1 million compared to the same period in 2020.

Other Income (Expense), Net

Other income (expense) for the three months ended March 31, 2021 and 2020 was less than $0.1 million.

Income Tax Expense

Income tax expense for the three months ended March 31, 2021 and 2020 was less than $0.1 million.

Segment Results

Society6 Group Operating Expenses and Operating Contribution

Society6 Group operating expenses for the three months ended March 31, 2021 increased by $14.7 million, or 89%, to $31.1 million, as compared to $16.4 million in the same period in 2020. The increase was primarily due to an increase in Society6 Group revenue, which drove an increase of $12.4 million in cost of products, $2.0 million in marketing costs, and $0.3 million in personnel and related costs. Society6 Group operating contribution was $1.7 million for the three months ended March 31, 2021, as compared to ($0.4) million in the same period in 2020.

Saatchi Art Group Operating Expenses and Operating Contribution

Saatchi Art Group operating expenses for the three months ended March 31, 2021 increased by $1.4 million, or 33%, to $5.5 million, as compared to $4.1 million in the same period in 2020. The increase was primarily due to an increase in Saatchi Art Group revenue which drove an increase of $0.9 million in cost of services and a $0.2 million increase in marketing costs to drive increases in Saatchi Art Group revenue. Saatchi Art Group operating contribution was ($0.3) million for the three months ended March 31, 2021, as compared to ($1.3) million in the same period in 2020.

Media Group Operating Expenses and Operating Contribution

Media Group operating expenses for the three months ended March 31, 2021 decreased by $1.3 million, or 13%, to $9.1 million, as compared to $10.4 million in the same period in 2020. The decrease was primarily due to a decrease of $0.7 million in content fees, $0.4 million in personnel and related costs, and $0.2 million in travel and entertainment costs. Media Group operating contribution was $4.8 million for the three months ended March 31, 2021, as compared to $3.7 million in the same period in 2020.

Strategic Shared Services and Corporate Overhead

Strategic shared services and corporate overhead for the three months ended March 31, 2021 increased by $0.8 million, or 11%, to $8.1 million, as compared to $7.3 million in the same period in 2020. The increase was primarily due to $1.3 million in costs associated with the Merger Agreement, including fees of legal, financial and other advisors, and $0.2 million in stockholder activist-related costs, partially offset by a decrease of $0.7 million associated with strategic review costs, including fees of legal, financial and other advisors, and $0.2 million in personnel and related costs.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Net loss	$(6,295)	$(10,676)
Add (deduct):
Income tax expense, net	42	52
Interest expense, net	123	66
Other expense (income), net	5	(10)
Depreciation and amortization(1)	2,485	2,487
Stock-based compensation(2)	1,752	2,704
Acquisition, disposition, realignment and contingent payment costs(3)	1,303	—
Adjusted EBITDA	$(585)	$(5,377)
(1)	Represents depreciation expense of our long-lived tangible assets and amortization expense of our finite-lived intangible assets, including amortization expense related to our investment in media content assets, included in our GAAP results of operations.
(2)	Represents the expense related to stock-based awards granted to employees as included in our GAAP results of operations.
(3)	Represents such items, when applicable, as (a) legal, accounting and other professional service fees directly attributable to acquisition, disposition or corporate realignment activities, (b) employee severance, (c) contingent payments to certain key employees/equity holders of acquired businesses, and (d) other costs attributable to acquisition, disposition or corporate realignment activities.

Liquidity and Capital Resources

As of March 31, 2021, we had $52.0 million of cash and cash equivalents.

Our principal sources of liquidity are our cash and cash equivalents, cash we generate from our operations and, in recent periods, cash generated from the issuance of stock and the disposition of businesses and certain non-core media properties. We currently have a shelf registration statement on file with the SEC that is effective until October 26, 2023, which we may use to offer and sell equity securities with an aggregate offering price not to exceed $100.0 million. Subsequent to the registered public offering that we completed in December 2020, the aggregate offering value remaining on our shelf registration statement is approximately $65.5 million.

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

As of March 31, 2021, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. Our total borrowing capacity under the credit facility was $7.5 million as of March 31, 2021. We are in compliance with all restrictions and have met all debt payment obligations as of March 31, 2021.

On May 5, 2021, we repaid all amounts due and owed under the credit facility with Silicon Valley Bank for the principal, interest, and other amounts owed in the amount of $4.0 million. Effective immediately upon such repayment, (i) all obligations under the credit facility were paid and discharged in full; (ii) all unfunded commitments to make credit extensions or financial accommodations to us or any other person thereunder were terminated; (iii) all security interests and other liens granted to or held by the Lender were terminated and released; and (iv) all guaranties supporting the credit facility were released without further action from the Lender; provided that certain letter of credit and bank services obligations previously secured together with the credit facility survive such termination and are now separately cash collateralized.

Paycheck Protection Program Loan. On April 20, 2020, we entered into the Promissory Note with Silicon Valley Bank and Silicon Valley Bank agreed to make available to us the PPP Loan in the amount of $7.1 million under the SBA Paycheck Protection Program enabled by the CARES Act. We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan is two years, ending April 20, 2022 (the “Maturity Date”). No payments are due on the PPP Loan until September 20, 2021, although interest will accrue during the deferment period. Beginning September 20, 2021, we will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. On November 30, 2020, we filed an application seeking forgiveness of the PPP Loan. On January 27, 2021, we received notification from Silicon Valley Bank that our loan forgiveness application has been submitted to the SBA. While we believe we used the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. We may also prepay the principal of the PPP Loan at any time without incurring any prepayment penalty or premium. The Promissory Note also provides for customary events of default, including, among others, events of default relating to failure to make payments, bankruptcy, breaches of representations, and material adverse effects. Additionally, the Promissory Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. We did not provide any collateral or personal guarantees for the PPP Loan, nor did we pay any facility charge to the government or to Silicon Valley Bank. Additionally, Silicon Valley Bank consented to the PPP Loan as additional permitted indebtedness under our existing revolving credit facility.

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

Since our inception, we have used cash and stock to make strategic acquisitions to grow our business. We have also generated cash by disposing of certain businesses. We may make further acquisitions and dispositions in the future.

Under our stock repurchase plan announced in August 2011 and amended in February 2012, we are authorized to repurchase up to $50.0 million of our common stock from time to time in open market purchases or negotiated transactions. During the year ended December 31, 2016, we repurchased $4.9 million of our common stock. We have not initiated any repurchases of our common stock since

December 2016 and are not currently making repurchases. As of March 31, 2021, approximately $14.3 million remained available under the stock repurchase plan. Management continues to assess the benefits of repurchasing additional shares of our common stock under the stock repurchase plan, and may elect to repurchase additional shares in the future from time to time. The timing and actual number of additional shares to be repurchased will depend on various factors, including price, corporate and regulatory requirements, any applicable debt covenant requirements, alternative investment opportunities and other market conditions.

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

The following table sets forth our major uses of cash for each of the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(12,993)	$(3,880)
Net cash used in investing activities	$(1,651)	$(1,708)
Net cash used in financing activities	$(610)	$(608)

Cash Flows from Operating Activities

Three months ended March 31, 2021 and March 31, 2020

Net cash used in our operating activities during the three months ended March 31, 2021 was $13.0 million as a result of our net loss during the period of $6.3 million and a decrease of $11.7 million related to our net working capital, partially offset by $5.0 million in non-cash charges. The decrease in working capital during the three months ended March 31, 2021 was primarily due to ordinary course variances in the timing of collections and payments. The adjustments for non-cash charges were primarily related to depreciation and amortization and stock-based compensation.

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

Cash Flows from Investing Activities

Three months ended March 31, 2021 and March 31, 2020

Net cash used in investing activities was $1.7 million during the three months ended March 31, 2021. The net cash used in investing activities resulted from cash used to purchase property and equipment.

Net cash used in investing activities was $1.7 million during the three months ended March 31, 2020. Cash used in investing activities for the three months ended March 31, 2020 related to investments in property and equipment.

Cash Flows from Financing Activities

Three months ended March 31, 2021 and March 31, 2020

Net cash used in financing activities was $0.6 million during the three months ended March 31, 2021. The net cash used in financing activities primarily comprised of $0.4 million in cash used related to taxes paid on vesting of restricted stock units, $0.3 million in cash used for costs associated from the issuance of our common stock in connection with our public offering in December 2020 and $0.2 million in cash used for intangible assets, partially offset by $0.2 million in proceeds from exercised stock options and purchases under the ESPP.

Net cash used in financing activities was $0.6 million during the three months ended March 31, 2020. Cash used in financing activities for the three months ended March 31, 2020 primarily consists of $0.6 million related to taxes paid on vesting of restricted stock units.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

Capital Expenditures

For each of the three months ended March 31, 2021 and 2020, we used $1.7 million in cash to fund capital expenditures to create internally developed software and purchase property and equipment.

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

Concentrations of Credit Risk

As of March 31, 2021, our cash and cash equivalents were maintained primarily with two major U.S. financial institutions and three foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Customers comprising more than 10% of our consolidated accounts receivable balance were as follows:

	March 31, 2021	December 31, 2020
Google Inc.	14%	17%
Hearst Communications, Inc.	15%	2%

Interest Rate Risk

We had cash and cash equivalents of $52.0 million as of March 31, 2021, primarily invested in money market mutual funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Any borrowings under our credit facility bear interest at floating rate equal to the greater of (i) WSJ Prime Rate plus 0.50%, or (ii) 5.0%. As of March 31, 2021, we had $4.0 million of borrowings outstanding under our credit facility at an interest rate of 5.25%. The advance under the PPP Loan bears interest at a rate per annum of 1.0%. As of March 31, 2021, we had $7.1 million of borrowings outstanding under the PPP Loan. We do not have any other material long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.

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

PART II

OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

On April 26, 2021, purported stockholder Shiva Stein filed suit against the Company and each of its directors – Deborah Benton, Sean Moriarty, Jennifer Schultz, Beverly Carmichael, Rob Krolik, Suzanne Hopgood and Harold Logan – in the United States District Court for the Southern District of New York (Stein v. Leaf Group et al, Civil Action No. 1:21-cv-03693 (S.D.N.Y 2021)). On May 4, 2021, purported stockholder Myrtle Sorenson filed suit against the Company and each of its directors in the United States District Court for the Southern District of New York (Sorenson v. Leaf Group et al, Civil Action No. 1:21-cv-03980 (S.D.N.Y. 2021)).

The complaints in each of the lawsuits allege violations of Sections 14(a) and 20 of the Securities Exchange Act of 1934 based on supposed material omissions from the preliminary proxy statement filed by Leaf Group on April 23, 2021, in connection with the proposed acquisition of the Company by Graham Holdings Company (see Note 16 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the proposed acquisition). Plaintiffs request, among other things, that the court enjoin or, to the extent implemented, rescind the merger or grant rescissory damages, along with other equitable relief; the plaintiffs have not filed a motion for preliminary injunction in either case. The Company believes each of the lawsuits lacks any merit and intends to vigorously defend against the claims made.

In addition, from time to time, we are a party to various legal matters incidental to the conduct of our business. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

Item 1A.     RISK FACTORS

There are certain risks and uncertainties in our business that could materially affect our business, financial condition and/or future results and cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in the section entitled “Risk Factors” in Part I. Item 1A of the 2020 Annual Report, which is available at www.sec.gov and at ir.leafgroup.com. The risk factors described in the section entitled “Risk Factors” in Part I. Item 1A of the 2020 Annual Report and the risk factors below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or results of operations. There have been no other material changes to the risk factors set forth in the section entitled “Risk Factors” in Part I. Item 1A of the 2020 Annual Report other than as set forth below.

Actions of activist stockholders could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.

Since January 2019, we have been the subject of several different stockholder activist campaigns which included the nomination of an alternative slate of directors, public attacks of management and our Board and requests that the Company be sold. These attacks by stockholder activists have caused the Company to incur substantial costs relating to the defense from these attacks and diverted the attention of management and the Board and we believe have had an adverse effect on our business and stock price. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of our Common Stock

We did not repurchase any of our common stock during the three months ended March 31, 2021.

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

3.2	Amended and Restated Bylaws of Leaf Group Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2020)

4.1	Form of Leaf Group Ltd. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2016)
10.1	Form of Leaf Group Ltd. Retention Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
10.2	Form of Voting Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021)
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

Date: May 6, 2021